Form 10-Q
period 1993-12-31
CARDINAL DISTRIBUTION INC
filed 1994-02-09
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1993              Commission File Number 0-12591
                  -----------------                                     -------


                             CARDINAL HEALTH, INC.
                (formerly known as Cardinal Distribution, Inc.)
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                               31-0958666
- --------------------------------             -------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)



              655 METRO PLACE SOUTH, SUITE 925, DUBLIN, OHIO 43017
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (614) 761-8700



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes        X            No
                                ------------          ----------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Shares, without par value            23,084,826
        --------------------------------         ----------------
                (Class)                           (Outstanding at
                                                 February 1, 1994)




                         PART I.  FINANCIAL INFORMATION
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In Thousands)


                                                       December 31, 1993          March 31, 1993
                                                       -----------------          --------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
        Cash and equivalents                                $ 52,124                $ 66,649
        Marketable securities                                 38,269                  37,292
        Trade receivables                                    196,729                 143,949
        Merchandise inventories                              449,469                 318,708
        Prepaid expenses and other                            18,107                   5,792
                                                            --------                --------
                 Total current assets                        754,698                 572,390

PROPERTY AND EQUIPMENT - At Cost:
        Land, buildings and improvements                      24,976                  25,203
        Machinery and equipment                               33,217                  25,678
        Furniture and fixtures                                 9,261                  10,057
                                                            --------                --------
                Total                                         67,454                  60,938
        Accumulated depreciation and amortization            (26,995)                (21,966)
                                                            --------                --------
        Property and equipment-net                            40,459                  38,972

OTHER ASSETS                                                  45,343                  38,938
                                                            --------                --------
                TOTAL                                       $840,500                $650,300
                                                            ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of long-term obligations            $  1,386                $  3,092
        Accounts payable                                     342,287                 168,369
        Other accrued liabilities                             36,027                  45,573
                                                            --------                --------
                Total current liabilities                    379,700                 217,034

LONG-TERM OBLIGATIONS - Less current portion                 109,608                 185,322

DEFERRED INCOME TAXES                                          2,305                   2,305

SHAREHOLDERS' EQUITY:
        Common shares-without par value                      245,641                 168,153
        Retained earnings                                    110,223                  83,564
        Common shares in treasury, at cost                    (3,141)                 (3,074)
        Unamortized restricted stock awards                   (3,836)                 (3,004)
                                                            --------                --------
                Total shareholders' equity                   348,887                 245,639
                                                            --------                --------

                TOTAL                                       $840,500                $650,300
                                                            ========                ========

See notes to consolidated financial statements.



                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                     (In thousands, except per share data)


                                                        3-Months Ended                      9-Months Ended
                                                 -----------------------------       -------------------------------
                                                 December 31,      December 31,      December 31,        December 31,
                                                     1993              1992              1993                1992
                                                   --------          --------          ----------          ----------
NET SALES                                          $657,653          $511,623          $1,805,065          $1,467,640
COST OF PRODUCTS SOLD,
        including distribution costs                619,641           480,408           1,698,612           1,376,548
                                                   --------          --------          ----------          ----------

GROSS MARGIN                                         38,012            31,215             106,453              91,092
SELLING, GENERAL & ADMINISTRATIVE
        EXPENSES                                    (19,339)          (16,970)            (56,573)            (51,194)

UNUSUAL ITEMS
        Termination fee                                                                                        13,466
        Nonrecurring charges                                                                                   (9,882)
                                                   --------          --------          ----------          ----------

OPERATING EARNINGS                                   18,673            14,245              49,880              43,482

OTHER INCOME (EXPENSE):
        Interest expense                             (1,958)           (2,992)             (7,332)            (10,141)
        Other, net                                    1,019             1,502               3,232               3,763
                                                   --------          --------          ----------          ----------

EARNINGS BEFORE INCOME TAXES                         17,734            12,755              45,780              37,104

PROVISION FOR INCOME TAXES                           (6,810)           (4,783)            (17,855)            (14,063)
                                                   --------          --------          ----------          ----------

NET EARNINGS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                    10,924             7,972              27,925              23,041

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                                                                       (10,000)
                                                   --------          --------          ----------          ----------

NET EARNINGS                                       $ 10,924          $  7,972            $ 27,925            $ 13,041
                                                   ========          ========          ==========          ==========
EARNINGS PER COMMON SHARE:
        Primary
                Net earnings before cumulative
                effect of change in accounting
                principle                             $ .48             $ .42               $1.29              $1.22

                Cumulative effect of change in
                  accounting principle                                                                           (.53)
                                                   --------          --------          ----------          ----------
                Net Earnings                          $ .48             $ .42               $1.29               $ .69
                                                   ========          ========          ==========          ==========
        Fully Diluted
                Net earnings before cumulative
                effect of change in accounting
                principle                             $ .47             $ .39               $1.25               $1.13
                Cumulative effect of change in
                  accounting principle                                                                           (.45)
                                                   --------          --------          ----------          ----------

                Net Earnings                          $ .47             $ .39               $1.25               $ .68
                                                   ========          ========          ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
        Primary                                      22,876            19,005              21,611              18,956

        Fully diluted                                23,222            22,657              23,081              22,636

See notes to consolidated financial statements.



                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                       9-Months Ended
                                                                ------------------------------
                                                                December 31,       December 31,
                                                                    1993               1992
                                                                   -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $27,925             $13,041
Adjustments to reconcile net earnings
to net cash provided by operations:
        Cumulative effect of change in accounting principle                             10,000
        Depreciation and amortization                                6,454               5,438
        Provision for bad debts                                      2,537               2,932
        Change in operating assets and liabilities
        net of effects from acquisitions:
                Trade receivables                                  (36,835)             (3,775)
                Merchandise inventories                            (99,276)             25,895
                Accounts payable                                   148,050              91,805
                Other operating items                              (29,319)              3,171
                                                                   -------             -------
Net cash provided by operating activities                           19,536             148,507
                                                                   -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                         1,247                 141
Additions to property and equipment                                 (4,660)             (3,551)
Purchase of marketable securities                                 (195,176)
Proceeds from sale of marketable securities                        194,199               1,004
                                                                   -------             -------
Net cash used in investing activities                               (4,390)             (2,406)
                                                                   -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of short-term borrowings of an acquired subsidiary        (5,226)
Reduction of long-term obligations                                  (7,730)             (3,448)
Proceeds from issuance of common shares                                353               2,309
Dividends paid                                                      (1,614)             (1,137)
Repurchase of common shares                                        (15,374)
Purchase of treasury shares                                            (67)               (663)
Debenture conversion costs charged to common shares                    (13)
                                                                   -------             -------
Net cash used in financing activities                              (29,671)             (2,939)
                                                                   -------             -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (14,525)            143,162
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         66,649               3,659
                                                                   -------             -------
CASH AND EQUIVALENTS AT END OF PERIOD                              $52,124            $146,821
                                                                   =======             =======
Supplemental Disclosure of Noncash Investing &
Financing Activities:
        Capital lease obligations incurred                         $   293            $    648
        Debentures converted to common shares                       74,920
        Unamortized debenture offering costs charged
                to common shares                                    (1,767)

See notes to consolidated financial statements.


                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

         These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1993.

         Certain reclassifications have been made to the prior period amounts to conform with the classifications at and for the nine-month period ended December 31, 1993.

Note 2. Primary earnings per common share are based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options and warrants is not significant and is not reflected in the computation.

         Fully diluted earnings per common share reflect the assumed exercise of stock options and warrants from the date of grant and conversion of all of the Company's 7-1/4% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures") from the date of issuance in July, 1990 (see Note 6).

Note 3. In September 1992, the Company received a termination fee of approximately $13,466,000, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company.

         In the second quarter of 1993, the Company recorded nonrecurring charges totaling $9,882,000, primarily related to the closing of certain non-core operations and the rationalization and standardization of selected distribution operations, information systems and support functions. The charges included the write-down of certain assets associated with the affected operations and modification costs necessary to centralize and standardize certain information systems and support functions.

         The following supplemental information summarizes the results of operations of the Company excluding the impact of the termination fee and nonrecurring charges:

             (In thousands, except per share data)
                                            9-Months Ended
                                           December 31, 1992
                                           -----------------
        Operating Earnings                      $ 39,898

        Net earnings before cumulative effect
        of change in accounting principle       $ 20,801

        Net earnings per common share
        before cumulative effect of change
        in accounting principle:
                Primary                         $   1.10
                Fully diluted                   $   1.03

Note 4.  On April 14, 1993, the Company repurchased all of the
         580,157 Common Shares owned by subsidiaries of North American National Corporation, the Chairman of which is also a director of the Company, at a price of $26.50 per share. Nearly all of these shares were subject to certain restrictions contained in a Shareholders Agreement among North American National Corporation and other individual shareholders, which restrictions were released as part of the repurchase transaction.

 Note 5. On May 4, 1993, the Company acquired all of the outstanding capital stock of Solomons Company ("Solomons"), a wholesale drug distributor based in Savannah, Georgia, in exchange for 849,358 of the Company's Common Shares. The transaction was accounted for by the purchase method. Had the acquisition occurred at the beginning of Fiscal 1993, operating results on a pro forma basis would not have been significantly different.

Note 6. On June 11, 1993, the Company called for redemption, effective as of July 2, 1993, the $75 million outstanding principal amount of its Subordinated Debentures. Following this call, $74,920,000 of Subordinated Debentures outstanding as of March 31, 1993 were converted at the conversion price of $21.89 per share, into 3,422,521 Common Shares of the Company. The remaining $80,000 of Subordinated Debentures outstanding as of March 31, 1993 were redeemed for cash. The pro forma primary net earnings (loss) per share of the Company, as if the above conversion and redemption had occurred at the beginning of Fiscal 1993, would have been as follows:

                                                     3-Months Ended                 9-Months Ended
                                              ------------------------------   -------------------------
                                              December 31,      December 31,   December 31,  December 31,
                                                 1993              1992             1993        1992
                                                ------            ------           ------       ------
Net earnings before cumulative effect
of change in accounting principle               $  .48            $  .39           $ 1.26       $ 1.14
Cumulative effect of change in
accounting principle                                                                              (.45)
                                                ------            ------           ------       ------
Net earnings                                    $  .48            $  .39          $  1.26      $   .69
                                                ======           =======           ======       ======


Note 7.  Effective April 1, 1993, the Company adopted SFAS 109
         "Accounting for Income Taxes." This statement requires an asset and liability approach for measuring deferred taxes. The cumulative effect of adopting this statement has been reported as a change in accounting principle retroactive to April 1, 1992 (the beginning of Fiscal 1993).

Note 8.  On December 17, 1993, the Company issued 236,626 Common
         Shares in a merger transaction for all of the capital stock of PRN Services, Inc. ("PRN"), a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics. The transaction was accounted for as a pooling of interests. The impact of the PRN merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the PRN merger.

Note 9. On January 27, 1994, shareholders of the Company and
         Whitmire Distribution Corporation ("Whitmire") approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corp., a wholly-owned subsidiary of the Company, was merged with and into Whitmire effective as of February 7, 1994 (the "Effective Time"). Whitmire is a national distributor of pharmaceutical products with revenues of $2.7 billion for the fiscal year ended July 3, 1993. The merger was accounted for as a pooling of interests whereby holders of outstanding Whitmire stock at the Effective Time received an aggregate of 5,441,815 Company common shares, without par value, and 1,488,529 shares of the Company's newly authorized Class b common shares, without par value, in exchange for all of the previously outstanding stock of Whitmire. In addition, Whitmire stock options outstanding at the Effective Time were converted into options to purchase an aggregate of approximately 1,377,000 additional Company common shares, without par value, pursuant to the terms of the Reorganization Agreement.

         At the Effective Time, Whitmire became a wholly owned subsidiary of the Company. The following summarizes the pro forma results of the operations of the Company as if the acquisition had occurred at April 1, 1992 (the beginning of Fiscal 1993) (excluding estimated nonrecurring merger expenses of $28 million, net of tax):

                                                                3-Months Ended                         9-Months Ended
                                                      ----------------------------------      ---------------------------------
                                                        December 31,        December 31,        December 31,       December 31,
                                                           1993                1992                1993               1992
                                                      --------------      --------------      --------------     --------------
Net Sales                                             $1,397,739,000     $1,141,379,000      $4,002,451,000     $3,206,301,000

Net earnings before cumulative
effect of change in accounting
principle                                                $14,968,000          $9,855,000         $39,554,000        $25,037,000

Net earnings per common share
before cumulative effect of change
in accounting principle:
   Primary                                                     $0.48               $0.36               $1.32              $0.91
   Fully diluted                                               $0.48               $0.34               $1.29              $0.89

The pro forma results above include the following unusual items: (a) equity transaction costs of $1,973,000 recorded by Whitmire in its fiscal quarter ended June 27, 1992; and (b) a termination fee of approximately $13,466,000 and certain nonrecurring charges of $9,882,000 recorded by the Company in its fiscal quarter ended September 30, 1992 (See Note 3 of "Notes to Consolidated Financial Statements" ). Excluding the impact of these unusual items, pro forma net earnings before cumulative effect of change in accounting principle would be $24,770,000 for the nine months ended December 31, 1992 and net earnings per common share before cumulative effect of change in accounting principle would be $0.90 and $0.88 on a primary and fully diluted basis respectively for the nine months ended December 31, 1992.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The discussion below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of December 31, 1993 and March 31, 1993 and for the consolidated statements of earnings for the 3 and 9-month periods ended December 31, 1993 and December 31, 1992. Unless indicated to the contrary for purposes of this discussion, all references to "1994" and "1993" shall mean the Company's fiscal years ended March 31, 1994 and March 31, 1993, respectively.

        NET SALES. Net sales increased 29% for the third quarter of 1994 and 23% for the nine-month period. The increase in the third quarter was due to internal growth of 20% and sales resulting from the acquisition of Solomons Company ("Solomons") on May 4, 1993. (See Note 5 of "Notes to Consolidated Financial Statements"). The increase in the nine-month period was due to internal growth of 17% and sales resulting from the acquisition of Solomons. The internal business growth in both the third quarter and nine-month period resulted primarily from the addition of new customers (partially as a result of expanded sales territories) and, to a lesser extent, increased sales to existing customers and price increases.

        The net sales increases of 29% and 23% in the third quarter and nine month period, respectively, were comprised of strong unit volume growth, moderating per unit price inflation, and a reduced selling margin rate reflecting a more competitive market and the Company's increased sales to higher volume customers (see "Gross Margin," below). The Company expects the decline in selling margin rates to be a continuing trend in the immediate but not the long-term future.

        GROSS MARGIN. As a percentage of net sales, gross margin for the third quarter was 5.78% versus 6.10% last year. For the nine-month period, gross margin was 5.90% versus 6.21% last year. The decreases in the gross margin percentages were due to (a) lower selling margin rates, reflecting a more competitive market, and a greater mix of higher volume customers where a lower cost of distribution and better asset management and cash flow enabled the Company to offer lower selling margins, and (b) reduced purchasing gains associated with lower drug price inflation. The reduced purchasing gains were partially offset by a lower LIFO charge.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the third quarter, selling, general and administrative expenses improved as a percentage of net sales to 2.94% from 3.32% last year. For the nine-month period, selling, general and administrative expenses improved to 3.13% from 3.49% last year. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly to major customers where the support costs can be lower, and productivity improvements.

        UNUSUAL ITEMS. A termination fee of $13.5 million was received in the second quarter of 1993 and resulted from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company. (See Note 3 of "Notes to Consolidated Financial Statements").

        Nonrecurring charges of $9.9 million were recorded in the second quarter of 1993 and are primarily related to the closing of certain non-core operations and the rationalization and standardization of selected distribution operations, information systems and support functions. (See Note 3 of "Notes to Consolidated Financial Statements").

        INTEREST EXPENSE. The decrease in interest expense of $1.0 million and $2.8 million in the third quarter and nine-month period of 1994, respectively, was due primarily to conversion of debt to equity following the call for redemption, effective July 2, 1993, of the Company's $75 million face amount of 7-1/4% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures"). (See Note 6 of "Notes to Consolidated Financial Statements").

        PROVISION FOR INCOME TAXES. The Company's effective tax rate for the third quarter was 38.4% in 1994 versus 37.5% in 1993. The effective tax rate for the nine month period was 39.0% in 1994 versus 37.9% in 1993. The increase in both the third quarter and nine month period was due primarily to the 1993 Omnibus Budget Reconciliation Act's 1% tax rate increase enacted on August 11, 1993 retroactive to January 1, 1993. The total impact of the rate increase on taxes currently payable and the net deferred tax liability recorded under SFAS 109 was not material and was recorded in the second quarter of 1994 when the new law was enacted.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In the first quarter of 1994, the Company adopted SFAS 109, "Accounting for Income Taxes." The cumulative effect of adopting this statement has been reported as a change in accounting principle retroactive to April 1, 1992 (the beginning of Fiscal
1993). The $10 million cumulative effect recorded by the Company resulted primarily from the fact that SFAS 109 modifies the accounting for previous business combinations recorded using the purchase method.

        LIQUIDITY AND CAPITAL RESOURCES. Net working capital increased to $375.0 million at December 31, 1993 from $355.4 million at March 31, 1993 and included an increased investment in merchandise inventories of $99.3 million, excluding the impact of the Solomons and PRN acquisitions (the "Acquisitions") (See Notes 5 and 8, respectively, of the "Notes to Consolidated Financial Statements") and increased accounts payable of approximately $148.1 million, excluding the impact of the Acquisitions. The increase in merchandise inventories and accounts payable described above reflects the timing of seasonal purchases and related payments. Excluding the impact of the Acquisitions, trade receivables increased by approximately $36.8 million due primarily to increased sales. The remaining significant changes in working capital were due to (a) an increase in prepaid expenses and other current assets of $11.3 million, primarily as a result of an increase in non-trade receivables, (b) a decrease in other accrued liabilities of $10.4 million resulting from a variety of individually immaterial items of a normal, ongoing nature consistent with the nature of the Company's business, and (c) the impact of the Acquisitions (including the payment of deferred compensation amounts related to the Solomons acquisition).

        Shareholders' equity increased to $348.9 million at December 31, 1993 from $245.6 million at March 31, 1993 due primarily to (a) the issuance of additional Common Shares upon the conversion of $74.9 million of the Subordinated Debentures, offset by approximately $1.8 million of unamortized debenture offering costs charged to Common Shares, (b) net income of $27.9 million, (c) a net increase in Common Shares of approximately $2.8 million resulting from the issuance of 849,358 Common Shares to acquire Solomons (See
Note 5 of "Notes to Consolidated Financial Statements") offset by the repurchase of 580,157 Common Shares owned by North American National at a price of $26.50 per share (See Note 4 of "Notes to Consolidated Financial Statements"), less (d) dividends paid of approximately $1.6 million.

        The Company has line-of-credit agreements with various bank sources aggregating $175 million, of which $45 million is represented by committed line-of-credit agreements and the balance is uncommitted. None of the available lines-of-credit of $175 million were in use at December 31, 1993.

        On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securities (the "Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. The net proceeds from any issuance of the Debt Securities will be used by the Company to finance working capital growth and for other general corporate purposes, including possible acquisitions.

        On February 7, 1994, the Company completed its combination with Whitmire (see Note 9 of "Notes to Consolidated Financial Statements"). In conjunction with the Whitmire transaction, the Company anticipates that it will refinance Whitmire's prior revolving credit agreement of approximately $120 million, incur fees and nonrecurring costs related to the transaction and the subsequent integration of the two companies' business operations of approximately $28 million (net of tax), and fund the increased working capital requirements associated with the addition of new primary supply relationships with customers, including the recently announced agreement between Whitmire and Kmart Corporation under which Whitmire will be the primary supplier of prescription and certain over-the-counter pharmaceutical products to most of Kmart's pharmacies.

        The Company believes that it has adequate resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service, including the additional liquidity and capital resources associated with the PRN and Whitmire business combinations (see Notes 8 and 9 of "Notes to Consolidated Financial Statements").

PART II.  OTHER INFORMATION

Item 1. Legal Procedings

        In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire") were each named as defendants in a series of nine purported class lawsuits (the "Brand Name Prescription Drug Litigation") filed in the United States District Court for the Southern District of New York, together with 24 pharmaceutical manufacturers and six other wholesale distributors. The plaintiffs, which consist of a total of 14 independent drug stores, claim that the manufacturers and distributors conspired to inflate prices by using a chargeback system of pricing and seek injunctive relief barring the alleged unfair pricing in the future and an unspecified amount of damages to be trebled under the federal antitrust laws. These cases are similar to 43 other cases that have been filed against manufacturers throughout the nation regarding the pricing of brand name prescription drugs.
        Only the nine most recent cases have named wholesalers as defendants as well. There has been no significant activity in the cases since they were filed in November. Currently, the parties are awaiting a ruling by the Judicial Panel for MultiDistrict Litigation as to whether the cases nationwide should be consolidated in a single court for pretrial purposes. The Company and Whitmire believe that the allegations against them in the Brand Name Prescription Drug Litigation are without merit, and they intend to contest such allegations vigorously.

Item 5. Other Information

        The following information, which would otherwise be filed by the Company pursuant to Items 2 and 7 of Form 8-K as a result of the merger of a subsidiary of the Company with and into Whitmire Distribution Corporation ("Whitmire") is provided herein:

        On January 27, 1994, shareholders of the Company and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corp., a wholly-owned subsidiary of the Company, was merged with and into Whitmire effective as of February 7, 1994 (the "Effective Time"). Whitmire is a Folsom, California, based national distributor of pharmaceutical products with revenues of $2.7 billion for the fiscal year ended July 3, 1993.

        Under the terms of the Reorganization Agreement, the approximately 66 holders of outstanding Whitmire stock at the Effective Time (consisting primarily of members of Whitmire management, Apollo Investment Fund, L.P., and Chemical Venture Partners) received an aggregate of 5,441,815 Company common shares, without par value, and 1,488,529 shares of the Company's newly authorized Class b common shares, without par value, in exchange for all of the previously outstanding stock of Whitmire. In addition, Whitmire stock options outstanding at the Effective Time were converted into options to purchase an aggregate of approximately 1,377,000 additional Company common shares, without par value, pursuant to the terms of the Reorganization Agreement. The amount of the consideration described above was determined by arms-length negotiations between representatives of the Company and Whitmire.

        The principal assets acquired by the Company as a result of the Reorganization Agreement are the inventory, receivables, equipment, accounts, fixtures, furnishings, and other tangible and intangible property owned by Whitmire in the operation of its business as a wholesaler of pharmaceutical and related products. The Company intends to continue to use those assets previously used by Whitmire in the operation of its business, and intends to continue the existence of Whitmire after the Effective Time as a wholly-owned subsidiary of Cardinal. There was no material relationship between the Company and the stockholders of Whitmire prior to the execution of the Reorganization Agreement.

        The following financial information pertaining to the merger with Whitmire is provided herein:

(a)     Audited Balance Sheets of Whitmire at July 3, 1993 and June 27, 1992.

(b)     Unaudited Balance Sheet of Whitmire at October 2, 1993.

(c) Audited Statements of Operations, Shareholders' Equity, and Cash Flows of Whitmire for each of the three years in the period ended July 3, 1993.

(d) Unaudited Statements of Operations and Cash Flows of Whitmire for the three months ended October 2, 1993 and September 26, 1992, and unaudited Statement of Shareholders' Equity for the three months ended October 2, 1993.

(e) Unaudited Pro Forma Combined Balance Sheet combining the consolidated balance sheet of the Company as of September 30, 1993 with the balance sheet of Whitmire as of October 2, 1993.

(f) Unaudited Pro Forma Combined Statements of Earnings combining the consolidated statements of earnings of the Company for the fiscal years ended March 31, 1993, March 31, 1992, and March 31, 1991, and for the six months ended September 30, 1993 and September 30, 1992 with the statements of earnings of Whitmire for the fiscal years ended July 3, 1993, June 27, 1992, and June 29, 1991, and for the six months ended October 2, 1993 and September 26, 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
   Whitmire Distribution Corporation:


      We have audited the accompanying balance sheets (as restated) of Whitmire Distribution Corporation (a Delaware corporation), as of July 3, 1993 and June 27, 1992, and the related statements of operations (as restated), stockholders' equity (as restated) and cash flows (as restated) for each of the three years in the period ended July 3, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitmire Distribution Corporation as of July 3, 1993 and June 27, 1992, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 1993, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN & CO.


Sacramento, California
September 3, 1993 (except with respect
  to the matter discussed in Note 10, as
  to which the date is October 11, 1993)

                                      WHITMIRE DISTRIBUTION CORPORATION

                                               BALANCE SHEETS

                                               (IN THOUSANDS)


                                                                 JUNE 27,       JULY 3,         OCTOBER 2,
                                                                  1992           1993             1993
                                                                 --------      --------         --------
                                                                                               (UNAUDITED)
                           ASSETS

Current assets
    Cash .....................................................     $3,497           $90            $113
    Accounts receivable, less allowance for doubtful accounts
      of $4,291, $3,889 and $4,071 ...........................    100,289       104,449         113,677
    Inventories ..............................................    237,220       316,400         334,657
    Prepaid expenses .........................................      1,655         2,503           2,245
                                                                 --------      --------        --------
          Total current assets ...............................    342,661       423,442         450,692
Property and equipment
    Machinery and equipment ..................................     32,299        39,850          41,153
    Leasehold improvements ...................................      2,642         3,026           2,994
                                                                 --------      --------        --------
                                                                   34,941        42,876          44,147
    Less: Accumulated depreciation ...........................     16,379        22,535          24,300
                                                                 --------      --------        --------
    Property and equipment, net ..............................     18,562        20,341          19,847
Other assets, net of accumulated amortization ................      9,957         8,072           7,903
                                                                 --------      --------        --------
                                                                 $371,180      $451,855        $478,442
                                                                 ========      ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable ...........................................   $224,660      $317,609        $355,626
  Accrued liabilities ........................................     13,336        18,107          15,617
  Current portion of long-term debt and capital leases .......      2,400         2,344           2,139
                                                                 --------      --------        --------
          Total current liabilities ..........................    240,396       338,060         373,382
  Long-term debt and capital leases ..........................    116,822        90,467          78,999
  Other liabilities ..........................................      1,266           705             862
                                                                 --------      --------        --------
          Total liabilities ..................................    358,484       429,232         453,243
  Commitments and contingent liabilities
  Redeemable preferred stock (Note 5) ........................     19,560        20,400          20,400
  Stockholders' equity (deficit) .............................     (6,864)        2,223           4,799
                                                                 --------      --------        --------
                                                                 $371,180      $451,855        $478,442
                                                                 ========      ========        ========

                            See accompanying notes to financial statements.

                                      WHITMIRE DISTRIBUTION CORPORATION

                                           STATEMENTS OF OPERATIONS

                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   THREE MONTHS ENDED
                                                       FISCAL YEAR                ---------------------
                                         -------------------------------------    SEPT. 26,    OCT. 2,
                                            1991          1992         1993         1992        1993
                                         ----------   ----------    ----------    ---------   ---------
                                                                                 (UNAUDITED) (UNAUDITED)

Net sales ...........................    $1,618,811   $2,033,067    $2,666,829    $566,928    $694,092
Cost of sales .......................     1,518,472    1,916,880     2,531,427     539,102     662,205
                                         ----------   ----------    ----------    --------    --------
Gross margin ........................       100,339      116,187       135,402      27,826      31,887
Selling, general and
   administrative expenses ..........        81,568       91,247       100,907      23,074      24,105
Unusual items
   Restructuring charges ............                                    3,775
   Equity transaction costs .........                      1,973
   Stock option compensation ........                                    5,247
                                         ----------   ----------    ----------    --------    --------
                                             18,771       22,967        25,473       4,752       7,782
Interest ............................        16,479       16,277        13,266       2,839       2,259
                                         ----------   ----------    ----------    --------    --------
Income before taxes on income .......         2,292        6,690        12,207       1,913       5,523
Taxes on income .....................                      3,520         5,292         829       2,427
                                         ----------   ----------    ----------    --------    --------
Net income ..........................         2,292        3,170         6,915       1,084       3,096
Preferred stock dividends ...........         2,000        2,000         2,036         509         520
Preferred stock accretion ...........           840          840           840         210
                                         ----------   ----------    ----------    --------    --------
Net income available for common
   shares ...........................         $(548)        $330        $4,039        $365      $2,576
                                         ==========   ==========    ==========    ========    ========
Earnings per common share ...........        $(0.55)       $0.33         $4.08       $0.37       $2.60
                                         ==========   ==========    ==========    ========    ========
Weighted average common and
   common equivalent shares
   outstanding ......................       996,776      993,373       990,591     991,091     989,091
                                         ==========   ==========    ==========    ========    ========


                            See accompanying notes to financial statements.

                                      WHITMIRE DISTRIBUTION CORPORATION

                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                (IN THOUSANDS)


                                                     COMMON STOCK                   RETAINED
                                                    --------------    CAPITAL IN     EARNINGS
                                                              PAR      EXCESS OF   (CUMULATIVE
                                                    SHARES   VALUE    PAR VALUE     DEFICIT)        TOTAL
                                                    ------   -----   ------------  -----------   --------
Balance, June 30, 1990 ........................      184     $   2                 $(6,826)     $(6,824)
Cash dividends declared on preferred stock ....                                      (2,000)      (2,000)
Preferred stock accretion .....................                                        (840)        (840)
Net income ....................................                                       2,292        2,292
                                                      ---     -----       -----     -------      -------
Balance, June 29, 1991 ........................       184         2                  (7,374)      (7,372)
Warrant exercises .............................       379         4                     174          178
Cash dividends declared on preferred stock ....                                      (2,000)      (2,000)
Preferred stock accretion .....................                                        (840)        (840)
Net income ....................................                                       3,170        3,170
                                                      ---     -----       -----     -------      -------
Balance, June 27, 1992 ........................       563         6                  (6,870)      (6,864)
Stock repurchases .............................        (4)                $(199)                    (199)
Cash dividends declared on preferred stock ....                                      (2,036)      (2,036)
Stock option compensation .....................                           5,247                    5,247
Preferred stock accretion .....................                            (840)                    (840)
Net income ....................................                                       6,915        6,915
                                                      ---     -----       -----     -------      -------
Balance, July 3, 1993 .........................       559         6       4,208      (1,991)       2,223
Cash dividends declared on preferred stock ....                                        (520)        (520)
Net income ....................................                                       3,096        3,096
                                                      ---     -----       -----     -------      -------
Balance, October 2, 1993 (unaudited) ..........       559        $6      $4,208        $585       $4,799
                                                      ===     =====      ======     =======      =======


                             See accompanying notes to financial statements.

                                      WHITMIRE DISTRIBUTION CORPORATION

                                           STATEMENTS OF CASH FLOWS

                                                (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                         FISCAL YEAR              ----------------------
                                                ----------------------------        SEPT. 26,    OCT. 2,
                                                1991        1992        1993          1992         1993
                                                -------     ------      -------     ---------   ---------
                                                                                   (UNAUDITED)  (UNAUDITED)
Cash flows from operations:
Net income ..................................    $2,292      $3,170      $6,915      $1,084         $3,096
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization ............     7,993      12,389      11,064       2,276          1,985
   Stock option compensation ................                             5,247
   Change in operating assets & liabilities
     Accounts receivable ....................   (25,030)    (15,937)     (4,160)    (10,019)        (9,228)
     Inventories ............................   (58,784)      3,367     (79,180)    (30,691)       (18,257)
     Prepaid expenses .......................      (943)         25        (848)     (2,214)           258
     Accounts payable .......................    67,889      19,307      92,949      48,069         38,017
     Accrued liabilities and other ..........     1,407        (894)      2,576      (1,020)        (2,164)
                                                -------     -------     -------     -------        -------
Total adjustments ...........................    (7,468)     18,257      27,648       6,401         10,611
Net cash provided (used) by operations.......    (5,176)     21,427      34,563       7,485         13,707
Cash flows used by investing
   activities:
   Capital expenditures .....................    (8,556)     (7,571)     (9,324)     (2,049)        (1,491)
                                                -------     -------     -------     -------        -------
Net cash used by investing activities .......    (8,556)     (7,571)     (9,324)     (2,049)        (1,491)
Cash flows provided (used) by financing
   activities:
     Revolving lines of credit ..............    16,643      (4,957)    (25,749)     (7,974)       (11,468)
     Repayment of long-term debt and
        capital leases ......................    (1,698)     (2,250)       (662)       (250)          (205)
     Additional paid-in capital .............                   178        (199)
     Issuance of Series A redeemable
       preferred stock .......................                   400
     Debt fees ...............................               (1,750)
     Dividends on preferred stock ...........   (2,000)     (2,000)     (2,036)       (509)          (520)
                                                -------     -------     -------     -------        -------
Net cash provided (used) by financing
   activities ...............................    12,945     (10,379)    (28,646)     (8,733)       (12,193)
Net increase (decrease) in cash .............     $(787)     $3,477     $(3,407)    $(3,297)           $23
                                                =======     =======     =======     =======        =======


                            See accompanying notes to financial statements.

                       WHITMIRE DISTRIBUTION CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Period and Financial Statement Classification

      Whitmire's fiscal year ends on the Saturday closest to the end of June. Fiscal year 1993 contained 53 weeks. Fiscal years 1991 and 1992 each contained 52 weeks. Certain amounts in the financial statements have been reclassified to conform with the 1993 presentation.

    Inventories

      Inventories consist of merchandise held for sale and are stated at the lower of cost or market. The cost of inventories is determined under the last-in, first-out (LIFO) method. As of June 27, 1992, and July 3, 1993, the allowance to reduce inventories to cost under the LIFO method totaled $14,300,000 and $20,800,000, respectively.

    Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows: equipment and fixtures, 3-15 years; leasehold improvements, lease term, generally 3-5 years. Maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently.

    Other Assets

      Other assets as of July 3, 1993, consist primarily of deferred taxes, the cash surrender value of officers' life insurance and loan fees. Loan fees are amortized over the period that the related debt is expected to be outstanding.

      As of June 27, 1992, other assets included the excess of cost of acquired businesses over the fair market value of their tangible assets. This excess was assigned to intangible assets, primarily trade names, work force value and goodwill. Accumulated amortization totaled $10,104,000 at June 27, 1992. These costs were fully amortized during 1993.

    Taxes on Income

      Effective as of the beginning of fiscal 1992, Whitmire began accounting for income taxes under the liability method by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 7).

    Earnings per Common Share

    Earnings per share are calculated by dividing net income, less preferred stock dividends and preferred stock accretion, by the weighted average shares outstanding adjusting for the dilutive effect of stock options and warrants.

  Cash Flows

      For purposes of reporting cash flows, Whitmire considers cash to include cash in banks and on hand. Cash paid during 1991, 1992, and 1993 for interest wan $16,078,000, $13,449,000 and $12,414,000, respectively. Cash paid during
1991, 1992, and 1993 for taxes was $89,000, $3,859,000 and $9,585,000, respectively. At June 29, 1991, June 27, 1992, and July 3, 1993, approximately $500,000 of senior preferred stock dividends were accrued but not yet paid.

                       WHITMIRE DISTRIBUTION CORPORATION

    Interim Financial Information

      Financial information for the three-month periods ended September 26, 1992, and October 2, 1993, is unaudited; however, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods.

2.  SPECIAL CHARGES FOR RESTRUCTURING

      Results of operations for 1993 include special charges totaling $3,775,000 resulting from a program adopted by Whitmire to improve its warehouse network. The restructuring, which will be implemented over several years, is intended to reduce operating costs while improving Whitmire's distribution capabilities. The restructuring charges are comprised of asset write-offs, moving expenses and other related costs. During 1993, two warehouses were closed, one warehouse was relocated and one warehouse was enlarged under this program.

3.  LONG-TERM DEBT

      During 1992, Whitmire entered into a new revolving credit agreement under which it may borrow up to $210,000,000. During 1993, the agreement was amended to provide for seasonal increases in the availability up to $235,000,000. Interest is payable monthly at 1.5% over the prime rate of a major bank or, at Whitmire's election, 3.25% over the London Interbank Offered Rate. The credit agreement expires March 31, 1995, and includes provisions for two one-year renewal periods. The average interest rate under the revolving credit agreement at July 3, 1993, was 6.9%. This agreement replaced a $175,000,000 revolving credit agreement and term loan with General Electric Capital Corporation. Interest expense in 1992 includes charges of $1,837,000 associated with the retirement of Whitmire's debt with General Electric Capital Corporation.

    Borrowings under the revolving credit agreement are secured by all of Whitmire's assets, including inventories and accounts receivable. At June 27, 1992, $114,545,000 and at July 3, 1993, $88,824,000 was outstanding under the revolving credit agreement. An additional $117,496,000 was available at July 3, 1993 based on eligible inventory and accounts receivable, as defined in the revolving credit agreement.

      The revolving credit agreement contains limitations on borrowings, investments, capital expenditures, and acquisitions or consolidations, and requires maintenance of specific financial ratios and a minimum net worth.

4.  CAPITAL AND OPERATING LEASES

    Leased property consists of all of Whitmire's warehouse facilities, the corporate headquarters in Folsom, California and substantially all of Whitmire's data processing equipment and automobiles. Generally, the leases are renewable and require Whitmire to pay maintenance, taxes and insurance costs. Rental expense charged to earnings during 1991, 1992 and 1993 amounted to approximately $6,200,000, $6,100,000 and $6,542,000, respectively.

                       WHITMIRE DISTRIBUTION CORPORATION

        Minimum rental commitments payable in future years under non-cancelable long-term leases are as follows (in thousands):

                                                                       CAPITAL    OPERATING
                                                                       LEASES      LEASES
                                                                       ------    ----------
                  1994 ...........................................     $2,528       $5,222
                  1995 ...........................................      1,281        4,754
                  1996 ...........................................        323        3,934
                  1997 ...........................................         63        3,294
                  1998 ...........................................                   2,795
                  Remaining years ................................                   5,204
                                                                       ------      -------
                  Total minimum payments .........................      4,195      $25,203
                                                                                   =======
                  Less: Amounts representing interest  ...........       (227)
                                                                       ------
                  Present value of minimum lease payments ........     $3,968
                                                                       ======


5.    REDEEMABLE PREFERRED STOCK

      Whitmire has authorized 360,000 shares of preferred $.01 par value stock. The preferred stock is divided into two series: 350,000 shares designated as Senior Preferred Stock and 10,000 shares designated as Series A Preferred Stock.

      The holders of Whitmire's preferred stock are entitled to cumulative annual dividends of $10.00 per share for Senior Preferred Stock and $10.125 for Series A Preferred Stock when and as declared by the Board of Directors of Whitmire. In lieu of paying cash dividends to the holders of Senior Preferred Stock and Series A Preferred Stock, Whitmire may, at its election, pay scheduled dividends with additional shares of Senior Preferred Stock or Series A Preferred Stock, as appropriate. The number of additional shares to be issued is determined using the $100.00 per share liquidation value of Senior Preferred Stock and the Series A Preferred Stock. So long as any shares of Senior Preferred Stock or Series A Preferred Stock are outstanding, Whitmire may not declare or pay cash dividends to common stockholders.

      In the event of liquidation, the holders of Senior Preferred Stock and Series A Preferred Stock are entitled to a liquidation preference of $100.00 per share plus all accrued but unpaid dividends.

      Whitmire is required to redeem, at $100.00 per share plus accrued but unpaid dividends, all shares of Senior Preferred Stock in eight equal quarterly installments, commencing in October 1994. Whitmire is required to redeem, at $100.00 per share plus accrued but unpaid dividends, all shares of Series A Preferred Stock in July 1996. Whitmire has charged capital in excess of par value for common stockholders or retained earnings $840,000 in each of 1991, 1992 and 1993 for accretion relative to this mandatory redemption obligation. As of July 3, 1993, a total of $4,200,000 had been credited to redeemable preferred stock through accretion. As of July 3, 1993, the aggregate redemption value of Whitmire's Senior Preferred Stock and Series A Preferred Stock totals $20,400,000.

      Whitmire may, at the option of the Board of Directors, redeem any and all shares of Senior Preferred Stock and the Series A Preferred Stock at $100.00 per share plus all accrued but unpaid dividends.

      The holders of Senior Preferred Stock and Series A Preferred Stock are not entitled to vote, except that in the event that Whitmire is in arrears in the payment of any two or more quarterly dividends on Senior Preferred Stock or has failed to make any two or more mandatory redemption payments, and has available funds to make such payments, in which case the holders of Senior Preferred Stock voting separately as a class may elect the smallest number of directors that will constitute a majority of the then authorized number of directors.

                       WHITMIRE DISTRIBUTION CORPORATION

6.  STOCKHOLDERS' EQUITY

      During 1992, Whitmire completed a series of transactions which affected its capitalization as follows:

           - Warrants for the purchase of 150,000 shares of common stock were returned to Whitmire and canceled.

           - Whitmire granted options to purchase 150,000 shares of common stock to Melco Managers (Melco) for distribution to key employees of Whitmire. Melco was formed for the sole purpose of administering a management stock option plan.

           - Whitmire granted to its outside investors adjustment share rights representing rights to purchase 666,667 shares of common stock. A defined percentage of the adjustment share rights were cancelable yearly (up to 100%) based upon Whitmire achieving specified financial targets.

           - Whitmire issued 4,000 shares of Series A Preferred Stock to certain of its outside investors as reimbursement of expenses associated with the acquisition of their interests in Whitmire.

           - Put and call provisions of Whitmire's remaining outstanding warrants were canceled.

      The 1992 financial statements have been restated to reflect fees and expenses associated with the 1992 equity transactions of $1,973,000 as a charge to operations.

      During 1993, Whitmire and its principal outside investors agreed to amend certain agreements which, among other things, canceled the adjustment share rights and eliminated certain conditions relative to the exercise of the options granted to Melco. For financial reporting purposes, the modification of the terms of these options has been treated as if the options were issued on the date that the terms were modified. Accordingly, Whitmire has recorded a compensation charge totaling $5,247,000 relative to these changes. The compensation charge is equal to the fair value (as determined by an independent appraisal) of the options on the date that the terms of the options were modified.

      Following is a description of the components of Whitmire's equity:

   Common Stock

      Whitmire has authorized 2,500,000 shares of common stock with a par value of $.01 per share and 800,000 shares of non-voting common stock with a par value of $.01 per share. At July 3, 1993, 271,229 shares were reserved for issuance to the holders of warrants to purchase common shares and 164,917 shares of common stock were reserved for issuance to the holders of common stock options. Of the 558,754 shares outstanding at July 3, 1993, 91,986 shares were non-voting common stock.

   Common Stock Warrants

      Warrants to purchase 271,229 common shares were outstanding as of July 3, 1993, with an average exercise price of $0.87 per share. These warrants are part of the warrants to acquire 800,000 common shares that Whitmire granted to Amfac, Inc. and General Electric Capital Corporation on August 1, 1988 as part of the transaction in which Whitmire acquired substantially all of the assets of Amfac Health Care, a division of Amfac Distribution Corporation. The original warrant exercise price was $0.56 per share, the fair market value at the date of grant. The current average exercise price reflects increases effected in connection with the 1992 transactions described above.

  Common Stock Options

      Whitmire's common stock option plans were established to offer selected employees an opportunity to acquire common stock of Whitmire. Under the terms of the plans, both incentive and non-statutory options

                       WHITMIRE DISTRIBUTION CORPORATION
may be granted. Outstanding options generally vest ratably over a period of five years, subject to certain conditions.

       At July 3, 1993, options to acquire 164,917 shares were outstanding with an average exercise price of $16.64. As of July 3, 1993, no options had been exercised.


7.  TAXES ON INCOME

       The provision for income taxes consists of the following (in thousands):

                                                               1991           1992           1993
                                                              ------         ------         ------
          Current:
           Federal .......................................                   $3,387          $7,057
           State and local  ..............................                      672           1,697
                                                              ------         ------          ------

                  Total current  .........................                   $4,059          $8,754
                                                              ======         ======          ======
          Deferred:
           Federal .......................................      $841           $407         $(2,816)
           State and local ...............................       178            106            (646)
                                                              ------         ------          ------
                  Total deferred .........................     1,019            513          (3,462)
                                                              ------         ------          ------
           Net operating loss benefit ....................    (1,019)        (1,052)
                                                              ------         ------          ------
                  Total provision ........................        $0         $3,520          $5,292
                                                              ======         ======          ======

Deferred tax assets and (liabilities) are comprised of the following (in thousands):

                                                                     1992       1993
                                                                   -------     -------
                ASSETS

                 Allowance for doubtful accounts ..............       $288        $608
                 Vacation and moving ..........................      1,646       1,176
                 Other ........................................                    109
                                                                   -------     -------
                 Current ......................................      1,934       1,893
                                                                   -------     -------
                 Stock option compensation  ...................                  2,275
                 Restructuring charges ........................                  1,479
                 Deferred compensation ........................        270         373
                 Other ........................................        171
                                                                   -------     -------
                 Noncurrent ...................................        441       4,127
                                                                   -------     -------
                   Total ......................................     $2,375      $6,020
                                                                   -------     -------

                LIABILITIES
                 Inventory basis differences ..................     (1,793)     (1,675)
                 Other ........................................                   (316)
                                                                   -------     -------
                 Current ......................................    $(1,793)    $(1,991)
                                                                   -------     -------
                   Total net current ..........................       $141        $(98)
                                                                   =======     =======


Noncurrent deferred tax assets are included in other assets in the accompanying balance sheet.

                       WHITMIRE DISTRIBUTION CORPORATION

      The reconciliation between Whitmire's effective tax rate and the statutory federal income tax rate follows:

                                                                        1991       1992        1993
                                                                       -----       -----       ----
          Statutory federal income tax rate .......................     34.0%       34.0%      34.0%
          State and local income taxes net of federal tax benefits       7.8%        6.6%       4.8%
          Nondeductible expenses ..................................      5.2%       11.9%       1.2%
          Valuation allowance .....................................                 14.0%       2.5%
          NOL benefit .............................................    (45.0%)     (15.8%)
          Other, net ..............................................     (2.0%)       1.9%       0.7%
                                                                       -----       -----       ----
          Effective tax rate ......................................      0.0%       52.6%      43.2%
                                                                       =====       =====       ====

Effective as of the beginning of fiscal 1992, Whitmire adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS
109). Under the provisions of SFAS 109, income taxes are recorded under the liability method. SFAS 109 results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities (temporary differences), and operating loss and tax credit carryforwards for tax purposes. The cumulative effect on retained earnings as of the beginning of 1992 of adopting SFAS 109 was not material and has been included in the provision for income taxes, and not separately presented in the accompanying statement of operations.

      For 1991, deferred federal income taxes result from timing differences between the amounts of reported assets and liabilities in the financial statements and their tax bases. Timing differences are due principally to differences in depreciable lives of property and equipment, cash discounts in inventory, the application of uniform inventory cost capitalization, tax regulations and differences in LIFO reserves.

      During 1991, net operating losses of approximately $2,475,000 and $1,082,000 were utilized for book and federal tax reporting purposes. The resulting benefit is included in the tax provision in the accompanying statement of operations and has not been reflected as an extraordinary item since it is not material to the financial statements.

8.    RETIREMENT SAVINGS PLAN

      Whitmire's defined contribution retirement savings plan, which covers substantially ail of its employees after one year of service, provides for regular contributions by Whitmire based on salaries of eligible employees. In addition, employees may make pre-tax contributions up to 12% of their salary, subject to statutory limitations. The Company will match a minimum of 25% to a maximum of 50% of the first 6% of salary contributed by the employee, based upon Whitmire's earnings before taxes and amortization, but after interest and depreciation. Payments upon retirement or termination of employees are based on vested amounts credited to individual accounts. Costs of the plan charged to operations for 1991, 1992 and 1993 amounted to approximately $680,000, $775,000 and $982,000, respectively.

9.  CONTINGENT LIABILITIES

      Whitmire becomes involved in litigation arising out of its normal business activities. In the opinion of management, Whitmire's liability, if any, under any pending litigation would not materially affect its financial position or results of operations.

10. SUBSEQUENT EVENT

      On October 11, 1993, Whitmire and Cardinal Distribution, Inc. (Cardinal) entered into a definitive agreement whereby a wholly owned subsidiary of Cardinal will merge with and into Whitmire and Whitmire

                       WHITMIRE DISTRIBUTION CORPORATION
will become a wholly owned subsidiary of Cardinal. Under the terms of the agreement, common shares and options of Whitmire will be exchanged for equivalent shares and options of Cardinal based upon an exchange ratio of 8.35 Cardinal common shares for each Whitmire common share. The transaction is expected to be accounted for using the pooling-of-interests method of accounting. The merger is subject to stockholder and regulatory approvals and is expected to be completed in early 1994.

           UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

        The following unaudited pro forma combined financial information should be read in conjunction with the financial statements, including notes thereto, of Cardinal Distribution, Inc. ("Cardinal") and the financial statements of Whitmire Distribution Corporation ("Whitmire"), including the notes thereto, set forth herein. The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the combination of Cardinal and Whitmire had been consummated in accordance with the assumptions set forth below, nor is it indicative of future operating results or financial position.

               UNAUDITED PRO FORMA COMBINED BALANCE SHEET

        The following unaudited pro forma combined balance sheet presents, under the pooling-of-interests accounting method, the consolidated balance sheet of Cardinal as of September 30, 1993, combined with the balance sheet of Whitmire as of October 2, 1993.

                                                                            WHITMIRE
                                                          CARDINAL         DISTRIBUTION
                                                      DISTRIBUTION, INC.    CORPORATION
                                                         SEPTEMBER 30,      OCTOBER 2,        PRO FORMA       PRO FORMA
                                                             1993              1993          ADJUSTMENTS       BALANCES
                                                      ------------------   -------------   --------------   ------------
                                                                              (IN THOUSANDS)
ASSETS
  Current assets
    Cash and equivalents and marketable securities..    $100,688        $    113        $(20,674)(1)(2)   $   80,127
    Trade receivables ..............................     163,529         113,677                             277,206
    Merchandise inventories ........................     364,802         334,657                             699,459
    Prepaid expenses and other .....................      14,398           2,245                              16,643
                                                        --------        --------        --------          ----------
      Total current assets .........................     643,417         450,692         (20,674)          1,073,435
  Property and equipment -- net ....................      40,589          19,847                              60,436
  Other assets .....................................      45,011           7,903                              52,914
                                                        --------        --------        --------          ----------
      Total ........................................    $729,017        $478,442        $(20,674)         $1,186,785
                                                        ========        ========        ========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Current portion of long-term obligations .......    $  1,186        $  2,139        $                 $    3,325
    Accounts payable ...............................     239,649         355,626          28,000 (3)         623,275
    Other accrued liabilities ......................      38,654          15,617            (510)(1)          53,761
                                                        --------        --------        --------          ----------
      Total current liabilities ....................     279,489         373,382          27,490             680,361
    Long-term obligations -- less current portion ..     109,509          78,999                             188,508
    Redeemable preferred stock .....................                      20,400         (20,400)(1)
    Deferred income taxes and other liabilities ....       2,305             862                               3,167
    Shareholders' equity
      Common shares ................................     244,181           4,214             236 (2)         248,631
      Retained earnings ............................      99,521             585         (28,000)(3)          72,106
      Common shares in treasury, at cost ...........      (3,083)                                             (3,083)
      Unamortized restricted stock awards ..........      (2,905)                                             (2,905)
                                                        --------        --------        --------          ----------
        Total shareholders' equity .................     337,714           4,799         (27,764)            314,749
                                                        --------        --------        --------          ----------
        Total ......................................    $729,017        $478,442        $(20,674)         $1,186,785
                                                        ========        ========        ========          ==========

                       See accompanying notes to the unaudited pro forma combined financial information.

              UNAUDITED PRO FORMA COMBINED STATEMENTS OF EARNINGS


      The following unaudited pro forma combined statements of earnings present, under the pooling-of- interests accounting method, the consolidated statements of earnings of Cardinal for the fiscal years ended March 31, 1993, March 31, 1992 and March 31, 1991 and for the six months ended September 30, 1993 and September 30, 1992 combined with the statements of earnings of Whitmire for the fiscal years ended July 3, 1993, June 27, 1992 and June 29, 1991, and for the six months ended October 2, 1993 and September 26, 1992. The estimated Merger expenses ($28 million, net of tax) as discussed in Note 3 have not been considered in the following unaudited pro forma combined statements of earnings.


                                                                  YEAR ENDED
                                                      ----------------------------------
                                                                            WHITMIRE
                                                                           DISTRIBUTION
                                                          CARDINAL         CORPORATION
                                                      DISTRIBUTION, INC.      JULY 3,        PRO FORMA       PRO FORMA
                                                        MARCH 31, 1993         1993         ADJUSTMENTS     RESULTS (4)
                                                      ------------------   -------------   --------------   ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..........................................      $1,966,546       $2,666,829      $                  $4,633,375
Cost of products sold ..............................       1,839,728        2,531,427         33,239 (5)       4,404,394
                                                          ----------       ----------      ---------          ----------
Gross margin .......................................         126,818          135,402        (33,239)            228,981
Selling, general and administrative expenses .......         (67,760)        (100,907)        33,239 (5)        (135,428)
Unusual items
  Termination fee ..................................          13,466                                              13,466
  Nonrecurring charges .............................          (9,882)          (9,022)                           (18,904)
                                                          ----------       ----------      ---------          ----------
Operating earnings .................................          62,642           25,473                             88,115
Other income (expense):
  Interest expense .................................         (13,357)         (13,266)                           (26,623)
  Other, net .......................................           4,765                            (575) (1)          4,190
                                                          ----------       ----------      ---------          ----------
Earnings before income taxes and cumulative effect
  of change in accounting principle  ...............          54,050           12,207           (575)             65,682
Provision for income taxes .........................          20,418            5,292                             25,710
                                                          ----------       ----------      ---------          ----------
Net earnings before cumulative effect of change in
  accounting principle (7) .........................          33,632            6,915           (575)             39,972
Preferred dividends declared/accretion .............                            2,876         (2,876) (1)
                                                          ----------       ----------      ---------          ----------
Net earnings available for common shares before
  cumulative effect of change in accounting
  principle, excluding estimated nonrecurring Merger
  expenses .........................................         $33,632           $4,039         $2,301             $39,972
                                                          ==========       ==========      =========          ==========
Net earnings per common share before cumulative
  effect of change in accounting principle, excluding
  estimated nonrecurring Merger expenses (6)(7)
  Primary ..........................................           $1.77                                               $1.46
                                                          ==========                                          ==========

  Fully diluted ....................................           $1.63                                               $1.40
                                                          ==========                                          ==========

Weighted average shares outstanding (6)
  Primary ..........................................          18,990                                              27,449
                                                          ==========                                          ==========

  Fully diluted ....................................          22,645                                              30,893
                                                          ==========                                          ==========


    See accompanying notes to the unaudited pro forma combined financial information.

                                                                  YEAR ENDED
                                                      ------------------------------------
                                                                               WHITMIRE
                                                          CARDINAL            DISTRIBUTION
                                                      DISTRIBUTION, INC.      CORPORATION           PRO FORMA       PRO FORMA
                                                        MARCH 31, 1992        JUNE 27, 1992        ADJUSTMENTS     RESULTS (4)
                                                      ------------------     ---------------      -------------    ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..........................................      $1,647,611            $2,033,067           $              $3,680,678
Cost of products sold ..............................       1,537,719             1,916,880             29,269 (5)    3,483,868
                                                          ----------            ----------           --------       ----------
Gross margin .......................................         109,892               116,187            (29,269)         196,810
Selling, general and administrative expenses .......         (62,522)              (91,247)            29,269 (5)     (124,500)
                                                          ----------            ----------           --------       ----------
Unusual Item:
   Nonrecurring charge .............................                                (1,973)                             (1,973)
                                                          ----------            ----------           --------       ----------
Operating earnings .................................          47,370                22,967                              70,337
Other income (expense):
      Interest expense .............................         (11,796)              (16,277)                            (28,073)
      Other, net ...................................           5,389                                   (1,083) (1)       4,306
                                                          ----------            ----------           --------       ----------
Earnings before income taxes .......................          40,963                 6,690             (1,083)          46,570
Provision for income taxes .........................          15,771                 3,520                              19,291
                                                          ----------            ----------           --------       ----------
Net earnings .......................................          25,192                 3,170             (1,083)          27,279
Preferred dividends declared/accretion .............                                 2,840             (2,840) (1)
                                                          ----------            ----------           --------       ----------
Net earnings available for common shares,
  excluding estimated nonrecurring Merger
  expenses .........................................         $25,192                  $330             $1,757          $27,279
                                                          ==========            ==========           ========       ==========
Net earnings per common share, excluding
  estimated nonrecurring Merger
  expenses (6)
         Primary ...................................           $1.34                                                     $0.99
                                                          ==========                                                ==========

         Fully diluted .............................           $1.26                                                     $0.99
                                                          ==========                                                ==========

Weighted average shares outstanding (6)
         Primary ...................................          18,763                                                    27,433
                                                          ==========                                                ==========

         Fully diluted .............................          22,584                                                    30,857
                                                          ==========                                                ==========

     See accompanying notes to the unaudited pro forma combined financial information.

                                                                  YEAR ENDED
                                                      ----------------------------------
                                                                             WHITMIRE
                                                          CARDINAL          DISTRIBUTION
                                                      DISTRIBUTION, INC.    CORPORATION           PRO FORMA           PRO FORMA
                                                        MARCH 31, 1991      JUNE 29, 1991        ADJUSTMENTS           RESULTS
                                                      ------------------    -------------        -----------          ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .........................................      $1,184,300          $1,618,811           $                  $2,803,111
Cost of product sold ..............................       1,101,811           1,518,472            26,544 (5)         2,646,827
Gross margin ......................................          82,489             100,339           (26,544)              156,284
Selling, general and administrative expenses ......         (47,832)            (81,568)           26,544 (5)          (102,856)
                                                         ----------          ----------           -------            ----------
Operating earnings ................................          34,657              18,771                                  53,428
Other income (expense):
   Interest expense ...............................         (10,591)            (16,479)                                (27,070)
   Other, net .....................................           4,454                                (1,291) (1)            3,163
                                                         ----------          ----------           -------            ----------
Earnings before income taxes ......................          28,520               2,292            (1,291)               29,521
Provision for income taxes ........................          11,123                                                      11,123
                                                         ----------          ----------           -------            ----------
Net earnings ......................................          17,397               2,292            (1,291)               18,398
Preferred dividends declared/accretion ............                               2,840            (2,840) (1)
                                                         ----------          ----------           -------            ----------
Net earnings available for common shares,
   excluding estimated nonrecurring Merger
   expenses .......................................      $   17,397          $     (548)          $ 1,549            $   18,398
                                                         ==========          ==========           =======            ==========
Net earnings per common share, excluding
   estimated nonrecurring Merger
   expenses (6)
     Primary ......................................           $1.04                                                       $0.73
                                                         ==========                                                  ==========
     Fully diluted ................................           $1.01                                                       $0.73
                                                         ==========                                                  ==========
Weighted average shares outstanding (6)
     Primary ......................................          16,663                                                      25,265
                                                         ==========                                                  ==========
     Fully diluted ................................          19,446                                                      27,753
                                                         ==========                                                  ==========

     See accompanying notes to the unaudited pro forma combined financial information.

                                                           SIX MONTHS ENDED
                                                   ------------------------------------
                                                      CARDINAL
                                                   DISTRIBUTION,           WHITMIRE
                                                        INC.              DISTRIBUTION
                                                   SEPTEMBER 30,          CORPORATION          PRO FORMA             PRO FORMA
                                                       1993             OCTOBER 2, 1993       ADJUSTMENTS           RESULTS (4)
                                                   -------------        ---------------       -----------           ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ......................................     $1,147,412           $1,457,270           $                  $2,604,682
Cost of products sold ..........................      1,078,971            1,386,726             17,396 (5)        2,483,093
                                                     ----------           ----------           --------           ----------
Gross margin ...................................         68,441               70,544            (17,396)             121,589
Selling, general and administrative expenses ...        (37,234)             (51,294)            17,396 (5)          (71,132)
                                                     ----------           ----------           --------           ----------
Operating earnings .............................         31,207               19,250                                  50,457
Other income (expense):
   Interest expense ............................         (5,374)              (5,362)                                (10,736)
   Other, net ..................................          2,213                                    (250) (1)           1,963
                                                     ----------           ----------           --------           ----------
Earnings before income taxes ...................         28,046               13,888               (250)              41,684
Provision for income taxes .....................         11,045                6,053                                  17,098
                                                     ----------           ----------           --------           ----------
Net earnings ...................................         17,001                7,835               (250)              24,586
Preferred dividends declared/accretion .........                               1,239             (1,239) (1)
                                                     ----------           ----------           --------           ----------
Net earnings available for common shares,
   excluding estimated nonrecurring Merger
   expenses ....................................     $   17,001           $    6,596           $    989           $   24,586
                                                     ==========           ==========           ========           ==========
Net earnings per common share, excluding
   estimated nonrecurring Merger
   expenses (6)
     Primary ...................................          $0.81                                                        $0.84
                                                     ==========                                                   ==========
     Fully diluted .............................          $0.78                                                        $0.81
                                                     ==========                                                   ==========
Weighted average shares outstanding (6)
     Primary ...................................         20,978                                                       29,398
                                                     ==========                                                   ==========
     Fully diluted .............................         22,934                                                       31,203
                                                     ==========                                                   ==========

     See accompanying notes to the unaudited pro forma combined financial information.

                                                            SIX MONTHS ENDED
                                                    --------------------------------
                                                      CARDINAL            WHITMIRE
                                                    DISTRIBUTION,       DISTRIBUTION
                                                         INC.            CORPORATION
                                                    SEPTEMBER 30,       SEPTEMBER 26,         PRO FORMA          PRO FORMA
                                                         1992               1992             ADJUSTMENTS        RESULTS (4)
                                                    -------------       -------------        -----------        -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales .....................................      $956,017            $1,108,905           $                  $2,064,922
Cost of products sold .........................       896,140             1,050,020             14,529 (5)        1,960,689
                                                     --------            ----------           --------           ----------
Gross margin ..................................        59,877                58,885            (14,529)             104,233
Selling, general and administrative expenses ..       (34,224)              (47,930)            14,529 (5)          (67,625)
Unusual items
  Termination fee .............................        13,466                                                        13,466
  Nonrecurring charges ........................        (9,882)               (1,973)                                (11,855)
                                                     --------            ----------           --------           ----------
Operating earnings ............................        29,237                 8,982                                  38,219
Other income (expense):
  Interest expense ............................        (7,149)               (8,441)                                (15,590)
  Other, net ..................................         2,261                                     (280) (1)           1,981
                                                     --------            ----------           --------           ----------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle ........................        24,349                   541               (280)              24,610
Provision for income taxes ....................         9,280                   148                                   9,428
                                                     --------            ----------           --------           ----------
Net earnings before cumulative effect of
  change in accounting principle (7) ..........        15,069                   393               (280)              15,182
Preferred dividends declared/accretion ........                               1,429             (1,429) (1)
                                                     --------            ----------           --------           ----------
Net earnings available for common shares
  before cumulative effect of change in
  accounting principle, excluding estimated
  nonrecurring Merger expenses ................      $ 15,069            $   (1,036)          $  1,149           $   15,182
                                                     ========            ==========           ========           ==========
Net earnings per common share before
  cumulative effect of change in
  accounting principle, excluding estimated
  nonrecurring Merger expenses (6)(7)
  Primary .....................................         $0.80                                                         $0.55
                                                     ========                                                    ==========
  Fully diluted ...............................         $0.74                                                         $0.55
                                                     ========                                                    ==========
Weighted average shares outstanding (6)
  Primary .....................................        18,932                                                        27,435
                                                     ========                                                    ==========
  Fully diluted ...............................        22,626                                                        30,870
                                                     ========                                                    ==========

     See accompanying notes to the unaudited pro forma combined financial information.

               NOTES TO PRO FORMA COMBINED FINANCIAL INFORMATION
                                  (UNAUDITED)

(1) WHITMIRE PREFERRED STOCK

     Adjustment to reflect the redemption of Whitmire Preferred Stock immediately prior to the Effective Time pursuant to the Reorganization Agreement; such redemption will be funded by borrowings under Whitmire's revolving credit agreement. These borrowings are assumed to have been repaid from the liquidation of Cardinal's investments in tax-exempt marketable securities immediately following the Effective Time. Accordingly, pro forma adjustments of tax-exempt investment income included in the caption "Other, net" in the unaudited pro forma combined statements of earnings have been calculated based on the weighted average rate of return on tax-exempt investments in the range of 2.45% for the six months ended September 30, 1993 to 6.33% for the year ended March 31, 1991.

(2)  STOCK WARRANTS

     Adjustment to reflect the issuance of 271,229 Whitmire Common Shares upon the exercise of all issued and outstanding stock warrants at an average exercise price of $0.87 per share immediately prior to the Effective Time.

(3)  MERGER EXPENSES

     Adjustment to reflect the estimated expense ($28 million, net of tax) of:
(a) fees and other transaction costs related to the Merger, and (b) other nonrecurring costs expected to be incurred in connection with the subsequent integration of the two companies' business operations. These estimated expenses include approximately $7 million for anticipated investment banking, legal, accounting, and other related transaction fees and costs associated with the Merger; $13 million for corporate restructuring and distribution rationaliza-tion; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated expenses, approximately $7 million pertain to the revaluation of certain operating assets and $2 million pertain to employee relocation, retraining and termination costs.

     These amounts are based on a preliminary estimate of the expenses to be incurred by Whitmire and Cardinal, and actual expenses may differ from such estimate. These expenses are considered to be nonrecurring and will be reflected in the actual earnings of the combined company.

(4)  WHITMIRE OVERLAPPING PERIODS

     Due to the different fiscal year ends of Cardinal and Whitmire, Whitmire's results for the three months ended July 3, 1993, and the three months ended June 27, 1992, have been included in both the respective fiscal years and the interim periods presented. The operating results for these two periods are summarized as follows:

                                                                   THREE MONTHS ENDED
                                                              --------------------------------
                                                              JULY 3, 1993       JUNE 27, 1992
                                                              ------------       -------------
                                                                      (IN THOUSANDS)
          Net sales .......................................     $763,178           $541,977
          Net earnings (loss) .............................        4,739               (691)
          Preferred dividends declared/accretion ..........         (719)              (710)
          Net earnings (loss) available for common ........        4,020             (1,401)

(5) CONFORMITY OF REPORTING

      Adjustment to conform with Cardinal's reporting presentation of certain customer service costs. The pro forma effect of this adjustment on Whitmire's historical gross margin as a percentage of net sales is summarized as follows:

                                                                HISTORICAL      PRO FORMA
                                                                ----------      ---------
                 Year Ended July 3, 1993  ...................      5.08%           3.83%
                            June 27, 1992 ...................      5.71%           4.28%
                            June 29, 1991 ...................      6.20%           4.56%

           Six Months Ended October 2, 1993 .................      4.84%           3.65%
                            September 26, 1992 ..............      5.31%           4.00%

      The decline in gross margins is offset by a corresponding decrease in selling, general and administrative expenses.

(6) PER SHARE AMOUNTS

      The pro forma net earnings per share reflect: (a) the weighted average number of Cardinal Common Shares that would have been outstanding had the Merger occurred at the beginning of the earliest period presented based on an exchange ratio of 8.35 Cardinal Common Shares to be issued for each Whitmire Common Share outstanding, and (b) the dilutive impact of Cardinal and Whitmire stock options and warrants computed using the treasury stock method. (All Whitmire options and warrants are assumed to be converted into options and warrants for Cardinal Common Shares at an exchange ratio of 8.35 Cardinal Common Shares for each Whitmire Common Share before application of the treasury stock method.) In addition, the pro forma fully diluted net earnings per share reflect the assumed conversion of all of Cardinal's 7 1/4% Convertible Subordinated Debentures due 2015 from the date of issuance in July 1990 through the date of their call for redemption, effective July 2, 1993.

(7) EFFECT OF UNUSUAL ITEMS

    The unaudited pro forma combined financial information includes the following unusual items: (a) equity transaction costs of $1,973,000 recorded by Whitmire in its fiscal quarter ended June 27, 1992, (b) a termination fee of approximately $13,466,000 recorded by Cardinal in its fiscal quarter ended September 30, 1992, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with Cardinal, (c) certain nonrecurring charges of $9,882,000 recorded by Cardinal in its fiscal quarter ended September 30, 1992, and (d) restructuring charges of $3,775,000 and a stock option compensation charge of $5,247,000 recorded by Whitmire in its fiscal quarter ended March 27, 1993. The following supplemental information summarizes the Cardinal and unaudited pro forma combined results excluding the impact of the unusual items:

                                                                  CARDINAL                             PRO FORMA COMBINED
                                                    ---------------------------------------    -------------------------------------
                                                     TWELVE       TWELVE                        TWELVE      TWELVE
                                                     MONTHS       MONTHS      SIX MONTHS        MONTHS      MONTHS     SIX MONTHS
                                                     ENDED        ENDED          ENDED          ENDED       ENDED         ENDED
                                                    MARCH 31,    MARCH 31,    SEPTEMBER 30,    MARCH 31,   MARCH 31,   SEPTEMBER 30,
                                                       1993        1992           1992            1993       1992          1992
                                                    ---------    ---------    -------------    ---------   ---------   -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings before cumulative effect of change
  in accounting principle, excluding estimated
  nonrecurring Merger expenses .................    $31,403      $25,192         $12,829       $42,865     $29,252        $13,990

Net earnings per common share before
  cumulative effect of change in accounting
  principle, excluding estimated nonrecurring
  Merger expenses:
  Primary ......................................    $  1.65      $  1.34         $  0.68       $  1.56     $  1.07        $  0.51
  Fully diluted ................................       1.53         1.26            0.64          1.49        1.05           0.51

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Listing of Exhibits:

             Exhibit 2.01 -  Agreement and Plan of Reorganization dated as of
                             October 11, 1993, by and among Registrant,
                             Cardinal Merger Corp., Whitmire Distribution
                             Corporation, and certain other persons named therein.(1)

             Exhibit 10.01 - Employment Agreement dated October 11, 1993, by and among Whitmire Distribution Corporation, Melburn G. Whitmire, and Cardinal Distribution, Inc., as amended.

             Exhibit 10.02 - Employment Agreement dated October 11, 1993, by and among Whitmire Distribution Corporation, Gary E. Close, and Cardinal Distribution, Inc., as amended.

             Exhibit 10.03 - Employment Agreement dated January 1, 1994, by and among Gerald W. Medlin and Cardinal
                             Distribution, Inc.

             Exhibit 10.04 - Registration Rights Agreement dated October 11,
                             1993.(2)

             Exhibit 11.01 - Computation of Fully Diluted Earnings Per
                             Share.

             Exhibit 23.01 - Consent of Arthur Andersen.


             (1) Included as an Exhibit to Registrant's Report on Form 10-Q
                 for the quarter ended September 30, 1993 (No. 0-12591) and incorporated herein by reference.

             (2) Included as an Exhibit to Registrants Report on Form S-4,
                 as amended (No. 33-51581) and incorporated herein by reference.


        (b)     Reports on Form 8-K:

             (i) On October 18, 1993, the Company filed a current report on
                 From 8-K reporting that on October 11, 1993, the Company had entered into a definitive agreement to acquire Whitmire Distribution Corporation in a merger transaction.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARDINAL HEALTH, INC.




Date:   February 8, 1994               By: /s/ Robert D. Walter
                                           ------------------------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer




                                       By: /s/ David Bearman
                                           ------------------------------------
                                           David Bearman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)





#v###

                       SECURITIES AND EXCHANGE COMMISSION





                             Washington, D.C. 20549


                             -----------------------


                                   FORM 10-Q





                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                             -----------------------



                             CARDINAL HEALTH, INC.
             (Exact name of Registrant as specified in its charter)


                             -----------------------



                                 EXHIBIT VOLUME

                             -----------------------

                                 Exhibit Index



Exhibit
Number                     Exhibit Description
 2.01         Agreement  and  Plan of  Reorganization dated as  of
              October 11, 1993, by and among Registrant, Cardinal
              Merger Corp., Whitmire Distribution Corporation,
              and certain other persons named therein.(1)

10.01 Employment Agreement dated October 11, 1993, by and among Whitmire Distribution Corporation, Melburn G.
              Whitmire, and Cardinal Distribution, Inc. as amended.

10.02 Employment Agreement dated October 11, 1993, by and among Whitmire Distribution Corporation, Gary E. Close, and Cardinal Distribution, Inc., as amended.

10.03 Employment Agreement dated January 1, 1994 by and among Gerald W. Medlin and Cardinal Distribution, Inc.

10.04         Registration Rights Agreement dated October 11, 1993.(2)

11.01         Computation of Fully Diluted Earnings Per Share.

23.01         Consent of Arthur Andersen.




(1)      Included as an Exhibit to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993
         (No. 0-12591) and incorporated herein by reference.
(2)      Included as an Exhibit to Registrant's Report on Form S-4, as amended
         (No. 33-51581) and incorporated herein by reference.