Form 10-Q
period 1994-03-31
CARDINAL HEALTH INC
filed 1994-05-11
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994        Commission File Number 0-12591
                  --------------                               -------



                             CARDINAL HEALTH, INC.
                (formerly known as Cardinal Distribution, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                         31-0958666
        ----                                         ----------
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


                     Yes        X            No
                             -------            -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Shares, without par value
    --------------------------------
                    Class A          27,659,355 (Outstanding at April 12, 1994)
                    Class B           2,377,100 (Outstanding at April 12, 1994)

                         PART I.  FINANCIAL INFORMATION
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (In Thousands)


                                                                  March 31, 1994        June 30, 1993
                                                                  --------------        -------------
ASSETS
- - - ------

Current Assets:
   Cash and equivalents                                              $       311           $   61,210
   Marketable securities                                                                       71,988
   Trade receivables                                                     326,149              257,901
   Merchandise inventories                                               909,391              628,566
   Prepaid expenses and other                                              9,482               13,237
                                                                     -----------          -----------
       Total                                                           1,245,333            1,032,902


Property and Equipment - at cost                                         115,384              107,326
   Accumulated depreciation and amortization                             (55,511)             (45,731)
                                                                     -----------          -----------
   Property and equipment-net                                             59,873               61,595

Other assets                                                              50,485               55,926

                                                                     -----------          -----------
      Total                                                          $ 1,355,691           $1,150,423
                                                                     ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------

Current Liabilities:
   Notes payable - banks                                             $    92,300           $
   Current portion of long-term obligations                                3,188                3,733
   Accounts payable                                                      624,360              524,617
   Other accrued liabilities                                              75,171               65,838
                                                                     -----------          -----------
          Total                                                          795,019              594,188

Long - term obligations - less current portion                           210,277              274,908
Other liabilities                                                          2,464                3,010
Redeemable preferred stock                                                                     20,400

Shareholders Equity:
   Common shares-without par value                                       250,451              175,200
   Retained earnings                                                     104,668               88,866
   Common shares in treasury, at cost                                     (3,283)              (3,083)
   Unamortized restricted stock award                                     (3,905)              (3,066)
                                                                     -----------          -----------
      Total shareholders' equity                                         347,931              257,917
                                                                     -----------          -----------

      Total                                                          $ 1,355,691           $1,150,423
                                                                     ===========          ===========

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                     (In thousands, except per share data)


                                                        3-Months Ended                       9-Months Ended
                                                 ---------------------------           ---------------------------
                                                  March 31,       March 31,             March 31,      March 31,
                                                    1994             1993                 1994            1993
                                                 -----------     -----------           -----------     -----------
NET SALES                                       $1,510,674       $ 1,205,873            $4,199,913     $ 3,395,873


COST OF PRODUCTS SOLD                            1,412,303         1,123,514             3,940,455       3,176,501
                                                 ---------         ---------              ---------      ---------

GROSS MARGIN                                        98,371            82,359               259,458         219,372

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                                        (61,531)          (51,664)             (169,942)       (150,526)

UNUSUAL ITEMS
   Merger costs                                    (35,880)                                (35,880)
   Termination fee                                                                                          13,466
   Nonrecurring charges                                               (9,022)                              (18,904)

                                                 ---------         ---------              ---------      ---------
OPERATING EARNINGS                                     960            21,673                53,636          63,408


OTHER INCOME (EXPENSE):
   Interest expense                                 (5,255)           (7,371)              (13,793)        (19,665)
   Other, net                                          441             1,002                 2,702           4,076
                                                 ---------         ---------              ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                 (3,854)           15,304                42,545          47,819

PROVISION FOR INCOME TAXES                          (5,076)           (5,643)              (24,056)        (18,155)
                                                 ---------         ---------              ---------      ---------

NET EARNINGS  (LOSS)                                (8,930)            9,661                18,489          29,664

PREFERRED DIVIDENDS DECLARED/ACCRETION                (166)             (719)               (1,205)         (2,157)

                                                 ---------         ---------              ---------      ---------

NET EARNINGS (LOSS) AVAILABLE
   FOR COMMON SHARES                            $   (9,096)       $    8,942            $   17,284     $    27,507
                                                 =========         =========              =========      =========
EARNINGS (LOSS) PER COMMON SHARE:
   Primary                                      $     (.29)         $    .33              $    .55           $1.00
   Fully diluted                                $     (.29)         $    .32              $    .55           $ .97



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
   Primary                                          31,704            27,473                 31,453         27,460
   Fully diluted                                    31,704            30,928                 31,516         30,906

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                   9-Months Ended
                                                                         ------------------------------------
                                                                           March 31,              March, 31
                                                                             1994                   1993
                                                                         -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $  18,489              $  29,664
Adjustments to reconcile net earnings
to net cash provided by operations:
   Depreciation and amortization                                             12,319                 13,020
   Stock compensation charge                                                                         5,247
   Provision for bad debts                                                    5,372                  3,059
   Change in operating assets and liabilities
   net of effects from acquisitions:
      Trade receivables                                                     (65,554)               (30,021)
      Merchandise inventories                                              (273,361)              (152,741)
      Accounts payable                                                       89,038                 84,893
      Other operating items                                                  15,193                 (3,249)
                                                                          ---------              ---------
Net cash used in operating activities                                      (198,504)               (50,128)
                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                    952                     94
Additions to property and equipment                                          (7,389)                (9,757)
Purchase of marketable securities                                          (115,241)              (233,465)
Proceeds from sale of marketable securities                                 187,229                251,203
                                                                          ---------              ---------
Net cash provided by investing activities                                    65,551                  8,075
                                                                          ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings                                                    92,300
Reduction of short-term borrowings of an acquired subsidiary                 (5,226)
Proceeds from long-term obligations                                         100,000                 59,448
Reduction of long-term obligations                                          (91,774)                (3,697)
Proceeds from issuance of common shares                                         403                  1,018
Dividends paid                                                               (3,036)                (2,763)
Redemption of preferred stock                                               (20,400)
Purchase of treasury shares                                                    (200)                  (690)
Debenture conversion costs charged to common shares                             (13)
                                                                          ---------              ---------
Net cash provided by financing activities                                    72,054                 53,316
                                                                          ---------              ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (60,899)                11,263
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  61,210                 55,465
                                                                          ---------              ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                     $     311             $   66,728
                                                                          =========              =========

Supplemental Disclosure of Noncash Investing &
Financing Activities:
   Capital lease obligations incurred                                   $       830             $    2,351
   Debentures converted to common shares                                     74,920
   Unamortized debenture offering costs charged
      to common shares                                                       (1,767)

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. The accompanying unaudited financial statements of Cardinal Health, Inc. (formerly known as Cardinal Distribution, Inc.) and subsidiaries, all collectively referred to as "Cardinal" or the "Company", have been prepared to give retroactive effect to the merger of a wholly owned subsidiary of Cardinal with and into Whitmire Distribution Corporation ("Whitmire") on February 7, 1994 (see Note 3). On March 1, 1994, the Company made the decision to change its fiscal year end from March 31 to June 30. As such, the prior period comparative unaudited consolidated balance sheet presented herein combines the consolidated balance sheet of Cardinal as of June 30, 1993, with the balance sheet of Whitmire as of July 3, 1993. The prior period comparative unaudited consolidated statements of earnings presented herein combine the consolidated statements of earnings of Cardinal for the three and nine months ended March 31, 1993, with the statements of earnings of Whitmire for the three and nine months ended March 27, 1993. The prior period comparative unaudited statement of cash flows presented herein combines the statement of cash flows of Cardinal for the nine months ended March 31, 1993, with the statement of cash flows of Whitmire for the nine months ended March 27, 1993.

             The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

             Certain customer service costs, historically reported by Cardinal in Cost of Products Sold, have been reclassified to Selling, General, and Administrative Expenses in the consolidated statements of earnings in order to conform with Whitmire's presentation.

Note 2. Primary earnings per common share are based on the weighted average number of shares outstanding during each period and the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method.

             Fully diluted earnings per common share reflect: (a) the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method; and (b) the full conversion of the 7 1/4% Convertible Subordinated Debentures due 2015 (the "Subordinated Debentures") since issuance in July 1990 (see Note 6).

Note 3. On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corporation, a wholly owned subsidiary of Cardinal, was merged with and into Whitmire effective February 7, 1994 (the "Effective Time"). In the merger, which was accounted for as a pooling of interests, holders of outstanding Whitmire stock at the Effective Time received an aggregate of approximately 5,442,000 Cardinal common shares, without par value ("Common Shares"), and approximately 1,488,000 shares of Cardinal's newly authorized Class b common shares, without par value ("Class B Shares"), in exchange for all of the previously outstanding stock of Whitmire. In addition, Whitmire stock options outstanding at the Effective Time were converted into options to purchase an aggregate of approximately 1,377,000 additional Cardinal Common Shares pursuant to the terms of the Reorganization Agreement.

Note 4. In the three-month period ended September 30, 1992, Cardinal received a termination fee of approximately $13,466,000, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company.

             Cardinal recorded nonrecurring charges of approximately $9,882,000 in the three-month period ended September 30, 1992, and Whitmire recorded nonrecurring charges of approximately $3,775,000 in the three-month period ended March 27, 1993. The nonrecurring charges primarily related to the closing of certain non-core operations and the rationalization of selected distribution operations, information systems and support functions and included the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions.

             In the three-month period ended March 27, 1993, Whitmire recorded a one-time stock option compensation charge of approximately $5,247,000 related to the modification of the terms of certain of its stock options.

             In the three-month period ended March 31, 1994, the Company recorded a nonrecurring charge to reflect the estimated Whitmire merger costs of approximately $28.2 million (net ot tax). The merger costs include (a) fees and other transaction costs related to the merger and (b) other nonrecurring costs expected to be incurred in connection with the subsequent integration of the two companies' business operations. These estimated expenses include approximately $7 million for anticipated investment banking, legal, accounting, and other related transaction fees and costs associated with the merger; $13 million for corporate restructuring and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated expenses, approximately $7 million pertain to the revaluation of certain operating assets and $2 million pertain to employee relocation, retraining and termination costs. These amounts are based on a preliminary estimate of expenses to be incurred by Whitmire and Cardinal, and actual expenses may differ from such estimate.


             The following supplemental information summarizes the results of operations of the Company, adjusted on a pro forma combined basis to reflect (a) the elimination of the effect of the unusual items discussed above, and (b) the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement. Solely for purposes of the summary presented below, such redemption is assumed to have been funded from the liquidation of Cardinal's investments in tax-exempt marketable securities.

                                                         3-Months Ended                            9-Months Ended
                                         -------------------------------------------   ---------------------------------------
                                            March 31,                 March 31,             March 31,                March
                                                1994                    1993                  1994                   1993
                                         -----------------        -----------------    ------------------      ----------------
        Operating earnings                 $   36,840                $  30,695            $   89,516              $   68,846

        Net earnings                       $   19,228                $  14,650            $   46,397              $   32,125

        Net earnings per common share
            Primary                        $      .61                $     .53            $     1.48              $     1.17
           Fully Diluted                   $      .61                $     .50            $     1.47              $     1.12


Note 5. On May 4, 1993, Cardinal acquired all of the outstanding capital stock of Solomons Company, a wholesale drug distributor based in Savannah, Georgia, in exchange for 849,358 of the Company's Common Shares. The Solomons transaction was accounted for by the purchase method. Had the acquisition occurred at the beginning of fiscal 1993, operating results on a pro forma basis would not have been significantly different.

Note 6. On June 11, 1993, Cardinal called for redemption, effective as of July 2, 1993, the $75 million outstanding principal amount of its Subordinated Debentures. Following this call, $74,920,000 of Subordinated Debentures outstanding as of March 31, 1993, were converted at the conversion price of $21.89 per share, into 3,422,521 Common Shares of Cardinal. The remaining $80,000 of Subordinated Debentures outstanding as of March 31, 1993 were redeemed for cash. The pro forma primary net earnings per share of the Company, as if the above conversion and redemption had occurred at July 1, 1992 (the beginning of Fiscal
             1993), would have been $0.32 and $0.97 for the three and nine months ended March 31, 1993.

Note 7. On December 17, 1993, Cardinal issued 236,626 Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc. ("PRN"), a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics. The PRN transaction was accounted for as a pooling of interests. The impact of the PRN merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the PRN merger.

Note 8. On February 23, 1994, the Company sold $100 million of 6 1/2% Notes Due 2004 (the "Notes"). The Company used the proceeds of this sale for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire merger. In anticipation of the sale of the Notes, the Company entered into an interest rate hedge agreement, which was terminated at the approximate time of the issuance of the Notes, resulting in a deferred gain of approximately $1.3 million which will be amortized as a reduction of interest expense over the period the Notes are outstanding.

Note 9. On April 27, 1994, the Company entered into an agreement to acquire all of the capital stock of Humiston-Keeling, Inc. in a cash purchase transaction. Humiston-Keeling is a Calumet City, Illinois, based wholesale drug distributor serving independent and retail chain pharmacies, hospitals, and managed care facilities located in Illinois, Indiana, Wisconsin, Michigan, and portions of adjoining states. The Humiston-Keeling transaction is currently expected to be completed by July, 1994.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis presented below is for Cardinal Health, Inc. (formerly known as Cardinal Distribution, Inc.) and subsidiaries, all collectively referred to as "Cardinal" or the "Company", and has been prepared to give retroactive effect to the merger of a wholly owned subsidiary of Cardinal with and into Whitmire Distribution Corporation ("Whitmire") on February 7, 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of March 31, 1994 and June 30, 1993, and for the consolidated statements of earnings for the three and nine months ended March 31, 1994 and March 31, 1993. On March 1, 1994, the Company made the decision to change its fiscal year end from March 31 to June 30. As such, the prior period comparative unaudited consolidated balance sheet presented herein combines the consolidated balance sheet of Cardinal as of June 30, 1993, with the balance sheet of Whitmire as of July 3, 1993. The prior period comparative unaudited consolidated statements of earnings presented herein combine the consolidated statements of earnings of Cardinal for the three and nine months ended March 31, 1993, with the statements of earnings of Whitmire for the three and nine months ended March 27, 1993. The prior period comparative unaudited statement of cash flows presented herein combines the statement of cash flows of Cardinal for the nine months ended March 31, 1993 with the statement of cash flows of Whitmire for the nine months ended March 27, 1993. Unless indicated to the contrary for purposes of this discussion, all references to "1994" and "1993" shall mean the three and nine-month periods ended June 30, 1994 and June 30, 1993, respectively.

         NET SALES. Net sales increased 25% for the third quarter of 1994 and 24% for the nine-month period. The increase in the third quarter was due to internal growth of 20% and sales resulting from the acquisitions of Solomons Company ("Solomons") on May 4, 1993 (see Note 5 of "Notes to Consolidated Financial Statements"), and PRN Services, Inc. ("PRN") on December 17, 1993. (See Note 7 of "Notes to Consolidated Financial Statements"). The increase in the nine-month period was due to internal business growth of 19% and sales resulting from the acquisitions of Solomons and PRN. The internal business growth in both the third quarter and nine-month period resulted primarily from the addition of new customers (partially as a result of expanded sales territories), increased sales to existing customers and price increases.

         GROSS MARGIN. As a percentage of net sales, gross margin for the third quarter was 6.51% versus 6.83% last year. For the nine-month period, gross margin was 6.18% versus 6.46% last year. The decreases in the gross margin percentages were due to (a) lower selling margin rates, reflecting a more competitive market and a greater mix of higher volume customers, where a lower cost of distribution and better asset management and cash flow enabled the Company to offer lower selling margins, and (b) reduced purchasing gains associated with lower drug price inflation. The reduced purchasing gains were partially offset by a lower LIFO charge. The Company expects the decline in gross margin rates to be a continuing trend in the immediate but not the long-term future.

         The above gross margin percentages reflect the fact that certain customer service costs, historically reported by Cardinal in Cost of Products Sold, have been reclassified to Selling, General, and Administrative expenses in the consolidated statements of earnings in order to conform with Whitmire's presentation (see "Selling, General, and Administrative Expenses" below).

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the third quarter, selling, general, and administrative expenses improved as a percentage of net sales to 4.07% from 4.28%. For the nine-month period, selling, general and administrative expenses improved to 4.05% from 4.43% last year. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, and to productivity improvements.

         The above selling, general, and administrative expenses percentages reflect the fact that certain customer service costs, historically reported by Cardinal in Cost of Products Sold, have been reclassified to Selling, General, and Administrative Expenses in the consolidated statements of earnings in order to conform with Whitmire's presentation.

         UNUSUAL ITEMS. In the three-month period ended March 31, 1994, the Company recorded a nonrecurring charge to reflect estimated Whitmire merger and subsequent integration costs of approximately $28.2 million (net of tax).
These costs include (a) fees and other transaction costs related to the merger, and (b) other nonrecurring costs expected to be incurred in connection with the subsequent integration of the two companies' business operations. These estimated expenses include approximately $7 million for anticipated investment banking, legal, accounting, and other related transaction fees and costs associated with the merger; $13 million for corporate restructuring and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated expenses, approximately $7 million pertain to the revaluation of certain operating assets and $2 million pertain to employee relocation, retraining and termination costs. These amounts are based on a preliminary estimate of expenses to be incurred by Whitmire and Cardinal, and actual expenses may differ from such estimate. (See Note 4 of "Notes to Consolidated Financial Statements").

         In the three-month period ended September 30, 1992, Cardinal received a termination fee of approximately $13.5 million, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company.

         Cardinal recorded nonrecurring charges of approximately $9.9 million in the three-month period ended September 30, 1992, and Whitmire recorded nonrecurring charges of approximately $3.8 million in the three-month period ended March 27, 1993. The nonrecurring charges primarily related to the closing of certain non-core operations and the rationalization, standardization and improvement of selected distribution operations, information systems and support functions. The charges include the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions.

         In the three-month period ended March 27, 1993, Whitmire also recorded a one-time stock option compensation charge of approximately $5.2 million related to the modification of the terms of certain of its stock options.

         INTEREST EXPENSE. The decrease in interest expense of $2.1 and $5.9 million in the third quarter and nine-month period of 1994, respectively, was due primarily to (a) the conversion of debt to equity following the call for redemption, effective July 2, 1993, of the Company's $75 million face amount of 7-1/4% Convertible Subordinated Debentures Due 2015 (the "Subordinated Debentures") (see Note 6 of "Notes to Consolidated Financial Statements"), and
(b) reduced borrowings under Whitmire's revolving credit arrangements. The reductions in interest expense as discussed above were partially offset by increased interest expense resulting from the sale by the Company of $100 million of 6 1/2% Notes Due 2004 (the "Notes") on February 23, 1994. (See Note 8 of "Notes to Consolidated Financial Statements").

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings increased significantly in both the third quarter and nine month-period of 1994 versus the same periods of 1993. The increase in both the third quarter and nine-month period was primarily due to (a) the 1993 Omnibus Budget Reconciliation Act's 1% tax rate increase enacted on August 11, 1993 retroactive to

January 1, 1993, (b) the reduction of income from tax-advantaged investments in 1994 versus 1993, and (c) certain nondeductible merger costs recorded in the third quarter of 1994.

         LIQUIDITY AND CAPITAL RESOURCES. Net working capital increased to $450.3 million at March 31, 1994, from $438.7 million at June 30, 1993, and included increased investments in merchandise inventories and trade receivables of $273.4 million and $60.2 million respectively, offset primarily by (a) a reduction in cash and equivalents and marketable securities of $132.9 million,
(b) an increase in notes payable-banks of $92.3 million, and (c) an increase in accounts payable of $89.0 million. The increases in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments. The increase in trade receivables was due primarily to increased sales. The decrease in cash and marketable securities and the increase in notes payable-banks resulted primarily from (a) the increased investments in merchandise inventories and trade receivables (net of the increase in accounts payable) as described above, (b) the repayment of amounts outstanding under Whitmire's revolving credit arrangements at the time of the merger (approximately $120 million, including a prepayment penalty of approximately $1.2 million), and (c) the redemption of Whitmire's preferred stock (approximately $20.4 million).

         Long-term obligations decreased from $274.9 million at June 30, 1993, to $210.3 million at March 31, 1994, due primarily to (a) the conversion of debt to equity following the call for redemption, effective July 2, 1993, of the $75 million Subordinated Debentures, and (b) the repayment of amounts outstanding under Whitmire's revolving credit arrangements, offset primarily by the sale of the $100 million Notes described above.

         Shareholders' equity increased to $347.9 million at March 31, 1994, from $257.9 million at June 30, 1993, due primarily to (a) the issuance of additional Common Shares upon the conversion of $74.9 million of the Subordinated Debentures, offset by approximately $1.8 million of unamortized debenture offering costs charged to Common Shares, and (b) net earnings of approximately $18.5 million, offset by dividends paid of approximately $3.0 million.

         The Company has line-of-credit agreements with various bank sources aggregating $326 million, of which $95 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company drew upon $92.3 million of the available lines-of-credit at March 31, 1994, leaving $233.7 million available under the Company's existing lines-of-credit agreements.

         On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securiities (the "Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. On February 23, 1994, the Company sold $100 million of the Notes (see Note 8 of "Notes to Consolidated Financial Statements"), the net proceeds of which were used for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire merger. At March 31, 1994, $50 million of the Debt Securities remain issuable.

         The Company believes that it has adequate resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service, including the additional liquidity and capital resources associated with recent and prospective business combinations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As disclosed in the Company's Report on 10-Q for the quarter ended December 31, 1993 (No. 0-12591), in November 1993, the Company and Whitmire Distribution Corporation, a wholly-owned subsidiary of the Company ("Whitmire"), were each named as defendants in a series of nine purported class action lawsuits (the "Brand Name Prescription Drug Litigation") filed in the United States District Court for the Southern District of New York, together with 24 pharmaceutical manufacturers and six other wholesale distributors. The Southern District of New York cases were very similar to over 50 other cases filed throughout the United States. Only the Southern District of New York cases named wholesalers as defendants. The Judicial Panel for Multi-District Litigation has ordered all of the cases consolidated and transferred to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. The Company and Whitmire have filed answers denying the allegations in the complaint. The Company and Whitmire believe that the allegations are without merit, and they intend to contest such allegations vigorously.


Item 4.   Submission of Matters to Security Holders.

         (a) A Special Meeting of the Company's shareholders was held on January 27, 1994.

         (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all director nominees were elected pursuant to the vote of the Company's shareholders.

         (c) Matters voted on at the Special Meeting were as follows:

             (1) Approval and adoption of the Agreement and Plan of
                 Reorganization dated as of October 11, 1993, by and among the Company, Cardinal Merger Corp. ("Subcorp."), Whitmire Distribution Corporation ("Whitmire"), and the other persons named therein providing for the merger of Subcorp with and into Whitmire (the "Merger"). The results of the shareholder vote on this proposal were: 20,157,359 for; 20,476 against; 91,558 abstained; and 959,435 broker non-vote.

             (2) Approval of three proposals to amend the Company's Articles of
                 Incorporation, as Amended and Restated, as follows:

                 (i) To establish the terms and preferences of the new Class B Common Shares issuable in the Merger. The results of the shareholder vote on this proposal were:
                         20,061,520 for; 100,571 against; 107,301 abstained;
                         and 959,436 broker non-vote.

                 (ii) To increase the number of the Company's authorized Common Shares, without par value, from 40 million to 60 million. The results of the shareholder vote on this proposal were: 20,834,064 for; 300,123 against; 94,641 abstained; and 0 broker non-vote.

                 (iii) To change the Company's name to Cardinal Health, Inc. The results of the shareholder vote on this proposal were: 21,137,888 for; 22,781 against; 68,159 abstained; and 0 broker non-vote.

              (3) Approval of a proposal to amend the Company's Restated Code of Regulations, as amended, to increase the size of the Company's Board of Directors from ten to fourteen members and to authorize the Company's Board of Directors to establish from time to time the size of the Company's Board of Directors between nine and fourteen members. The results of the shareholder vote on this proposal were: 21,072,960 for; 128,167 against; 72,701 abstained; and 0 broker non-vote.

              (4) Election of Mitchell J. Blutt, M.D., John F. Finn, Michael S.
                  Gross, and Melburn G. Whitmire to the Company's Board of Directors. The results of the shareholder vote on this proposal were: Dr. Blutt, 21,173,952 for, 54,876 withheld, and 0 broker non-vote; Mr. Finn, 21,176,463 for, 52,365 withheld, and 0 broker non-vote; Mr. Gross, 21,175,970 for, 52,858 withheld, and 0 broker non-vote; and Mr.Whitmire, 21,175,751 for, 53,077 withheld, and 0 broker non-vote.

Item 6.  Exhibits and reports on Form 8-K

         (a) Listing of Exhibits:

            Exhibit 3.01 Amended and Restated Articles of Incorporation of the Company, as amended.

            Exhibit 3.02 Restated Code of Regulations of the Company, as amended.

            Exhibit 4.01 See Exhibit 3.01, Amended and Restated Articles of Incorporation, as amended, for the terms and preferences of the new Class B Common Shares of the Company.

            Exhibit 4.02 Indenture between the Company and Bank One Indianapolis, NA relating to the Company's 6 1/2% Notes Due 2004.

            Exhibit 10.01 Employment Agreement dated October 11, 1993, among Whitmire, James Clare, and the Company.

            Exhibit 10.02 Form of Amended and Restated Stock Option Agreement entered into February 7, 1994, by the Company, Whitmire, and certain officers of the Company.

            Exhibit 10.03 Form of Amended and Restated Stock Option Agreement entered into February 7, 1994, by the Company, Melco Managers, a California corporation, and certain officers of the Company.

            Exhibit 11.01    Computation of Fully Diluted Earnings Per Share.


         (b) Reports on Form 8-K:

             (i) On February 11, 1994, the Company filed a current report on Form 8-K containing restated supplemental consolidated financial statements of the Company pursuant to Part I Item II (b) (iii) of Form S-3 in conjunction with the Company's shelf registration statement previously filed on Form S-3 (file No. 33-62198).

             (ii) On March 8, 1994, the Company filed a current report on Form 8-K reporting that on March 1, 1994, the Company made the decision to change its fiscal year end to June 30.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARDINAL HEALTH, INC.




Date:    May 9, 1994                By: /s/ Robert D. Walter
                                        --------------------------
                                        Robert D. Walter
                                        Chairman and Chief Executive Officer




                                    By: /s/ David Bearman
                                        --------------------------
                                        David Bearman
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION




                             Washington, D.C. 20549




                              ___________________




                                   FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                              ___________________




                             CARDINAL HEALTH, INC.
                             ---------------------
             (Exact name of Registrant as specified in its charter)




                              ___________________


                                 EXHIBIT VOLUME

                              ___________________

                                 Exhibit Index
                                 -------------



         Exhibit
         Number                         Exhibit Description
         ------                         -------------------

       3.01         Amended and Restated Articles of Incorporation of the Company, as amended.

       3.02         Restated Code of Regulations of the Company, as amended.


       4.01         See Exhibit 3.01, Amended and Restated Articles of Incorporation, as
                    amended, for the terms and preferences of the new Class B Common Shares of the Company.


       4.02         Indenture between the Company and Bank One Indianapolis, NA relating to the
                    Company's 6 1/2% Notes Due 2004.

       10.01        Employment Agreement dated October 11, 1993, among Whitmire, James Clare, and the Company.


       10.02        Form of Amended and Restated Stock Option Agreement entered into February
                    7, 1994, by the Company, Whitmire, and certain officers of the Company.

       10.03        Form of Amended and Restated Stock Option Agreement entered into February
                    7, 1994, by the Company, Melco Managers, a California corporation, and certain officers of the Company.

       11.01        Computation of Fully Diluted Earnings Per Share.