Form 10-K
period 1994-06-30
CARDINAL HEALTH INC
filed 1994-09-02
CIK 721371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For The Fiscal Year Ended June 30, 1994           Commission File Number 0-12591
                          -------------                                  -------

                            CARDINAL HEALTH, INC.

               (formerly known as Cardinal Distribution, Inc.)
            (Exact name of Registrant as specified in its charter)


                   OHIO                                   31-0958666
                   ----                                   ----------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)


655 METRO PLACE SOUTH, SUITE 925, DUBLIN, OHIO               43017
- - ----------------------------------------------               -----
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: (614) 761-8700
                                                    --------------

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                      COMMON SHARES (WITHOUT PAR VALUE)
                      ---------------------------------
                               (Title of Class)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                  No
                           -----                  -----
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 19, 1994, was approximately $1,097,875,000.

          The number of Registrant's Common Shares outstanding as of August 19, 1994, was as follows:


            common shares, without par value           36,254,409
            Class B common shares, without par value    2,971,375

          Documents Incorporated by Reference: None

                                     PART I


ITEM 1:  BUSINESS
- - -----------------

GENERAL
- - -------

         The Company is a national, full-service wholesaler distributing a broad line of pharmaceuticals, surgical and hospital supplies, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other health care providers. An important component of the Company's distribution activities is the broad range of support services it offers to its customers, which are designed to assist the Company's customers in maintaining and improving their market positions. These support services foster strong relationships between the Company and its customers by positioning the Company as a valuable resource capable of offering the centralized services which are increasingly important in today's competitive market place. The Company believes that in most instances it would not be economically feasible for its customers to develop and maintain these services independently.

         Cardinal Health, Inc. is a holding company with sixteen principal operating subsidiaries: Whitmire Distribution Corporation ("Whitmire"); James
W. Daly, Inc. ("Daly"); Ellicott Drug Company ("Ellicott"); Cardinal Syracuse, Inc. ("Syracuse"); Marmac Distributors, Inc. ("Marmac"); Bailey Drug Company ("Bailey"); Ohio Valley-Clarksburg, Inc. ("Ohio Valley"); Chapman Drug Company ("Chapman"); Solomons Company ("Solomons"); Cardinal Florida, Inc. ("Florida"); Cardinal Mississippi, Inc. ("Mississippi"); Humiston-Keeling, Inc. ("H-K"); Behrens Inc. ("Behrens"); National PharmPak Services, Inc. ("PharmPak"); National Specialty Services, Inc. ("NSS"); and PRN Services, Inc. ("PRN"). These separate operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refers to Cardinal Health, Inc. and subsidiaries, unless the context requires otherwise. Prior to February 7, 1994, the Company was known as Cardinal Distribution, Inc. The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the business combination with Whitmire on February 7, 1994.

         The Company distributes products to hospitals, drug stores, alternate care centers, and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. The Company obtains its products from many different suppliers, the largest of which accounted for approximately 7% (by dollar volume) of its net sales in fiscal 1994. The Company's five largest suppliers accounted for approximately 29% (by dollar volume) of its net sales during fiscal 1994. The loss of certain pharmaceutical or medical/surgical product suppliers could adversely affect the Company's business because many suppliers are the sole source of certain pharmaceuticals and medical/surgical products under exclusive patents or processes. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of the supplier's products in inventory. These agreements typically have a term of one year and may be canceled by either the Company or the supplier, without cause, upon specified prior notice. Management believes that the Company's relationships with its suppliers are excellent.

SUPPORT SERVICES
- - ----------------

         As a full-service wholesale distributor, the Company complements its distribution activities by offering a broad range of value-added support services to assist customers and suppliers in maintaining and improving their market positions and to strengthen the Company's role in the channel of distribution. These support services include computerized order entry and order confirmation systems, customized invoicing, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training.

         Most customers transmit merchandise orders directly to the Company's data processing system through computerized order entry devices. The Company's proprietary software systems feature customized databases specially designed to help its customers order more efficiently, contain costs, and monitor their purchases which are covered by group contract purchasing arrangements. Upon receipt of the customer's order at a distribution center, the Company's warehouse management system processes the order and provides customized price information to facilitate the customer's pricing of items. Customer orders are routinely processed for next-day delivery, enabling the Company's customers to minimize the size and carrying cost of their own inventories. In addition, the Company's AccuNet(R), Otis(R), and Network(TM) proprietary software systems facilitate primary supply relationships between the Company and its customers and enable the Company's customers to reduce their costs. These systems provide a variety of information which assist the customer to identify the best price available under group purchasing contracts with pharmaceutical manufacturers, maintain formulary compliance, and better manage their own inventories. Over 2,800 of these systems have been placed with hospital, managed care, and chain drug customers located throughout the United States.


SPECIALTY WHOLESALING
- - ---------------------

         In addition to the comprehensive support services provided in connection with its core drug wholesaling activities, the Company also offers diversified "specialty wholesaling" enhancements to its customers and suppliers. For example, the Company's PharmPak subsidiary operates a pharmaceutical repackaging program for both independent and chain customers. In January 1992, the Company formed National Specialty Services, Inc. ("NSS"). NSS is a distributor of therapeutic plasma products and other specialty pharmaceuticals to hospitals and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. In December 1993, the Company expanded its specialty wholesaling business through the acquisition of PRN Services, Inc., a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics across the United States. These specialty wholesaling activities are part of the Company's overall strategy, which combines competitive pricing with diversified offerings in order to enhance the profitability of its core business and that of its customers and suppliers



CUSTOMERS
- - ---------

         The Company regularly supplies pharmaceuticals, surgical and hospital supplies, health and beauty care products, and other items to hospitals, independent and chain drug stores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. In fiscal 1994, approximately 50% of the Company's net sales were to hospitals and managed care facilities, approximately 23% of the Company's net sales were to chain drug stores and the pharmacy departments of supermarkets and mass merchandisers, approximately 21% of the Company's net sales were to independently owned drug stores, and approximately 6% of the Company's net sales were to specialty wholesaling customers.

COMPETITION
- - -----------

         The Company's markets and those of its customers are highly competitive. The Company competes directly with other national and regional wholesalers, direct selling manufacturers, mail-order houses, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's businesses have narrow profit margins and accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services.

RECENT ACQUISITIONS
- - -------------------

         Since March 31, 1993, the Company has completed five business combinations. On May 4, 1993, the Company purchased Solomons Company, a Savannah, Georgia based drug wholesaler serving customers located primarily in the southeastern region of the United States. On December 17, 1993, the Company merged with PRN (see "Specialty Wholesaling" above). On February 7, 1994, the Company completed its largest business combination to date when it merged with Whitmire Distribution Corporation, a Folsom, California based drug wholesaler (the "Whitmire Merger"). The majority of Whitmire's sales were concentrated in the western and central United States, complementing Cardinal's former concentration of sales in the eastern United States and positioning the combined company to service both customers and suppliers on a national basis. Whitmire's customer base was weighted toward hospital, managed care, and large retail chain customers, complementing Cardinal's rapidly expanding presence in these customer categories and Cardinal's well-developed programs and services for independent retail pharmacies.

         The Company has completed two additional business combinations since the Whitmire Merger. On July 1, 1994, the Company purchased Humiston-Keeling, Inc., a Calumet City, Illinois based drug wholesaler serving customers located primarily in the upper midwest region of the Unites States. On July 18, 1994, the Company completed its merger with Behrens Inc., a Waco, Texas based drug wholesaler serving customers located primarily in Texas and adjoining states.

         The Company continually evaluates possible candidates for acquisition and intends to continue to seek opportunities to expand its healthcare distribution operations and services. For additional information concerning the acquisitions described above see Notes 3 and 16 of "Notes to Consolidated Financial Statements."

EMPLOYEES
- - ---------

         At August 1, 1994, the Company had approximately 3,500 employees, of which approximately 300 are subject to collective bargaining agreements. The Company considers its employee relations to be good.


REGULATORY MATTERS
- - ------------------

         The Company, as a distributor of prescription drugs, including certain controlled substances, is required to register for permits and/or licenses with appropriate federal and state agencies and comply with certain operating and security standards. In addition, the Company is subject to the Prescription Drug Marketing Act of 1987, an amendment to the Food, Drug and Cosmetic Act which requires each state to regulate certain aspects of the purchase and distribution of prescription drugs. The Company believes that it is in substantial compliance with all federal and state statutes and regulations applicable to its activities.

INDUSTRY CONSIDERATIONS
- - -----------------------

         An aging population, new product introductions, and a higher concentration of distribution through wholesalers are all factors which have created favorable growth patterns for the drug wholesaling industry. At the same time, it is also a very competitive industry undergoing rapid change and consolidation. A number of factors have in the recent past affected and are expected to continue to affect the business equation for the Company, including: (a) a greater mix of higher volume customers, where the lower cost of distribution and better asset management and cash flow enable the Company to offer lower pricing to the customer; (b) reduced inventory gains associated with lower drug price inflation, which are partially offset by corresponding decreases in last-in, first-out (LIFO) earnings charges and inventory carrying costs; (c) increased merchandising funding from manufacturers, particularly related to the growth in generic pharmaceuticals; (d) improved selling, general and administrative cost absorption due to significant productivity investments and the operating leverage associated with sales growth and acquisitions; and
(e) increased sales and earnings from specialty distribution services.

         In response to cost containment pressure from private and governmental payers and the current focus on healthcare reform in the United States, customers are consolidating into super-regional and national affiliations while manufacturers are under increased pressure to slow the rate of drug price inflation and to seek more cost-effective methods of marketing and distributing their products. In this regard, drug wholesalers, including the Company, will be challenged to service customers over a wider geographic base, offer manufacturers innovative marketing and distribution services, and provide both manufacturers and customers with the common system and reporting links necessary to streamline the efficient flow of product and information among distribution partners. Another consideration associated with healthcare reform is the wide variety of legislation which has been proposed at both the federal and state level. The Company is unable to predict which, if any, of the current legislative proposals may be adopted or what impact, if any, such legislation would have upon the Company's business.



ITEM 2:  PROPERTIES
- - -------------------

         Because of the nature of the Company's business, office and warehousing facilities are operated in widely dispersed locations across the United States. At August 19, 1994, the Company distributed products from forty principal operating facilities located in twenty-six states, eight of which are owned by the Company and the balance of which are leased. The Company's principal executive offices consist of leased office space located at 655 Metro Place South, Dublin, Ohio. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations to its properties as the Company's business continues to expand.

         For certain financial information regarding the Company's office and warehousing facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3:  LEGAL PROCEEDINGS
- - --------------------------

         In November 1993, Cardinal and Whitmire were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint ("amended complaint") was filed which included allegations that the wholesaler defendants, including Cardinal and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. Cardinal and Whitmire have filed an answer denying the allegations in the amended complaint. Subsequent to the filing of the answer, the wholesaler defendants filed a motion for summary judgment. The Court has not yet ruled on the motion for summary judgment. In addition to the federal court case described above, Whitmire has been named as a defendant in a series of state court cases alleging similar claims under various state laws regarding the sale of Brand Name Prescription Drugs. The Company believes that both the federal and state court allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously.

         The Company also becomes involved from time-to-time in ordinary routine litigation incidental to its business, none of which is expected to have any material adverse effect on the Company's financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------

         There is hereby incorporated by reference information with respect to the executive officers of the Registrant set forth in Item 10 of this Annual Report on Form 10-K.

                                    PART II



ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
- - --------------------------------------------------------------------------
MATTERS
- - -------

        The Company's common shares, without par value (the "Class A Common Shares") are quoted on the Nasdaq National Market under the symbol "CDIC." Application has been made, however, to list the Class A Common
Shares on the New York Stock Exchange under the symbol "CAH" and such listing is expected to occur in September 1994.

        The following table reflects, for the periods indicated, the range of the reported high and low last sale prices of the Class A Common Shares as reported on the Nasdaq National Market, and the per share dividends declared thereon. The information in the table has been adjusted to reflect all stock splits and stock dividends and also to reflect the Company's decision, as of March 1, 1994, to change its fiscal year end from March 31 to June 30.


                                     High     Low    Dividends
                                     ----     ---    ---------
FISCAL 1993:
Quarter Ended
        June 30, 1992               $24.00   $19.80  $.016
        September 30, 1992           25.80    21.60   .016
        December 31, 1992            24.20    20.20   .020
        March 31, 1993               23.80    19.60   .020


Three Months Ended June 30, 1993    $23.70   $20.60  $.020

FISCAL 1994:
Quarter Ended
        September 30, 1993          $30.00   $21.80  $.020
        December 31, 1993            38.40    28.80   .024
        March  31, 1994              40.60    33.30   .024
        June 30, 1994                40.80    34.40   .030

FISCAL 1995:
        Through August 19, 1994     $41.25  $36.625  $.030

        At August 19, 1994, there were approximately 1,150 shareholders of record of the Company's Class A Common Shares.

        In connection with the Whitmire Merger in February 1994, the Company issued Class B common shares, without par value (the "Class B Common
Shares"), to a former Whitmire stockholder. Holders of Class B Common Shares are entitled to one-fifth of one vote per share in the election of Directors and upon all matters on which shareholders are entitled to vote. At August 19, 1994, all 2,971,375 Class B Common Shares issued and outstanding were held by one holder. There is no established public trading market for the Class B Common Shares.

        All holders of Class A Common Shares and Class B Common Shares (collectively, "Common Shares") participate equally in dividends when and as declared by the Company's Board of Directors. The Company paid a 25% stock dividend on June 30, 1994, to effect a five-for-four stock split of the Company's Common Shares. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.

ITEM 6:  SELECTED FINANCIAL DATA
- - --------------------------------

        The following selected consolidated financial data of the Company has  been prepared giving retroactive effect to the business combination with Whitmire Distribution Corporation ("Whitmire")
on February 7, 1994 (the "Whitmire Merger" ), which has been accounted for as a pooling-of-interests transaction. The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger. Cardinal's fiscal year has historically ended on March 31, while Whitmire's fiscal year has ended on the Saturday closest to the end of June. On March 1, 1994, the Company changed its fiscal year end from March
31 to June 30. As a result, for the fiscal year ended March 31, 1993, and prior years, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal years ended March 31, 1993, March 31, 1992, March 31, 1991, and March 31, 1990, with data from
Whitmire for fiscal years ended July 3, 1993, June 27, 1992, June 29, 1991, and June 30, 1990, respectively. For the fiscal year ended June 30, 1994, and the twelve months ended June 30, 1993, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal year ended June 30, 1994, and the twelve months ended June 30, 1993, with data from Whitmire for the fiscal years ended June 30, 1994, and July 3,
1993.   Due to the different fiscal year ends of the merged companies,
Whitmire's results of operations for the three months ended July 3, 1993, have been included in both the twelve months ended June 30, 1993, and the fiscal year ended March 31, 1993. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


CARDINAL HEALTH, INC. AND SUBSIDIARIES
- - --------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- - ------------------------------------------------------------------------------------------------------------------------------------

                                           Fiscal           Twelve
                                           Year             Months
                                           Ended            Ended                           Fiscal Year Ended
                                         ----------      ----------      ----------------------------------------------------------
                                          June 30,         June 30,       March 31,       March 31,       March 31,       March 31,
                                            1994            1993            1993            1992            1991           1990
                                         ----------      ----------      ----------      ----------      ----------      ----------
                                                          (Unaudited)
EARNINGS STATEMENT DATA
Net sales                                $5,790,411      $4,709,085      $4,633,375      $3,680,678      $2,803,111      $2,137,896
Earnings available for Common
  Shares before cumulative
  effect of change in accounting
  principle                                  33,931          39,298          37,671          25,522          16,849          10,070
Cumulative effect of change in
  accounting principle                                                      (10,000)
                                         ----------      ----------      ----------      ----------      ----------      ----------
Net earnings available for
  Common Shares                          $   33,931      $   39,298      $   27,671      $   25,522      $   16,849      $   10,070
                                         ==========      ==========      ==========      ==========      ==========      ==========
Primary earnings per Common
  Share:
    Before cumulative effect of
      change in accounting principle          $0.86           $1.14           $1.10           $0.74           $0.53           $0.34
    Cumulative effect of change in
      accounting principle                                                    (0.29)
                                              -----           -----           -----           -----           -----           -----
    Net                                       $0.86           $1.14           $0.81           $0.74           $0.53           $0.34
                                              =====           =====           =====           =====           =====           =====
Fully diluted earnings per Common
  Share:
    Before cumulative effect of
       change in accounting principle         $0.86           $1.10           $1.06           $0.74           $0.53           $0.34
    Cumulative effect of change in
      accounting principle                                                    (0.26)
                                              -----           -----           -----           -----           -----           -----
    Net                                       $0.86           $1.10           $0.80           $0.74           $0.53           $0.34
                                              =====           =====           =====           =====           =====           =====
BALANCE SHEET DATA
Total assets                             $1,395,602      $1,150,423      $1,099,850       $ 947,081       $ 800,213       $ 513,442
Long-term obligations                       210,086         274,908         275,789         304,943         213,986         111,721
Redeemable preferred stock                                   20,400          20,400          19,560          18,320          17,480
Shareholders' equity                        368,494         257,917         247,862         212,438         185,998         118,123
Cash dividends declared per
  Common Share                                $0.10           $0.08           $0.07           $0.06           $0.05           $0.04


        Net earnings and cash dividends per Common Share have been adjusted to reflect all stock dividends and stock splits.

        Amounts reflect business combinations in fiscal 1994, the twelve months ended June 30, 1993, fiscal 1992 and 1991.

        Fiscal 1994, the twelve months ended June 30, 1993, and fiscal 1993 and 1992 amounts reflect the impact of Unusual Items (See Note 2 of "Notes to Consolidated Financial Statements").

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

        Management's discussion and analysis presented below has been prepared giving retroactive effect to the pooling-of-interests business combination with Whitmire on February 7, 1994 (see Note 3 of
"Notes to Consolidated Financial Statements"). The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger. Cardinal's fiscal year has historically ended on March 31, while Whitmire's fiscal year has ended on the Saturday closest to the end of June. On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the Company's consolidated financial statements for the fiscal year ended June 30, 1994, and for the twelve months ended June 30, 1993, combine the information for Cardinal and Whitmire as of June 30, 1994, and for each of the two years then ended. The Company's consolidated financial statements for earlier fiscal years combine information for Cardinal's March year end with Whitmire's subsequent fiscal June year end. The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in this report.



        The table below sets forth for the periods indicated certain financial data expressed in a percentage relationship to net sales and in comparison to prior periods. The data for the twelve months ended June 30, 1993, is unaudited and is presented for informational purposes only. In the discussion and analysis which follows the table, comments regarding the comparison of fiscal 1994 to fiscal 1993 apply generally to the comparison of fiscal 1994 to the twelve month period ended June 30, 1993.

                                                                                          Percentage Change
                                  Percentage of Net Sales                                 From Prior Period
                        ------------------------------------------------     -----------------------------------------
                        Fiscal Year  Twelve Months                            Fiscal 1994
                          Ended          Ended       Fiscal Year Ended            vs.
                        -----------  -------------  --------------------     Twelve Months  Fiscal 1994  Fiscal 1993
                          June 30,     June 30,     March 31,  March 31,         Ended           vs.          vs.
                            1994         1993         1993       1992        June 30, 1993  Fiscal 1993  Fiscal 1992
                        -----------  -------------  ---------  ---------     -------------  -----------  -----------
                                      (Unaudited)
Net sales                 100.00%       100.00%      100.00%    100.00%         23%             25%          26%

Gross margin                6.13          6.38         6.42       6.98          18              19           16

Selling, general
  & administrative
  expenses                 (4.03)        (4.36)       (4.40)     (5.01)         14              15           10

Unusual items
  Merger costs             (0.62)
  Termination fee                         0.29         0.29
  Nonrecurring charges                   (0.41)       (0.41)     (0.06)
                          ------        ------       ------     ------
Operating earnings          1.48          1.90         1.90       1.91          (4)             (2)          25

Interest expense           (0.31)        (0.55)       (0.58)     (0.76)        (31)            (32)          (5)

Other income                0.05          0.11         0.10       0.15         (42)            (39)         (12)

Taxes                      (0.61)        (0.56)       (0.55)     (0.53)         35              39           33
                          ------        ------       ------      -----
Earnings before
  cumulative effect of
  change in accounting
  principle                 0.61          0.90         0.87       0.77         (17)%           (13)%         43%

Preferred dividends
  declared/accretion       (0.02)        (0.06)       (0.06)     (0.08)
                          ------        ------        -----      -----
Earnings available for
  Common Shares before
  cumulative effect of
  change in accounting
  principle                 0.59          0.84         0.81       0.69

Cumulative effect of
  change in accounting
  principle                                           (0.21)
                           ------       ------       ------     ------

Net earnings available
  for Common Shares         0.59%         0.84%        0.60%      0.69%
                           ======       ======       ======     ======


        NET SALES. Net sales in fiscal 1994 increased 25% compared to fiscal 1993 due to internal business growth of 20%, the merger with PRN Services, Inc. in December 1993, and the acquisition of Solomons Company in May 1993 (see Note 3 of "Notes to Consolidated Financial Statements"). The 26% increase in net sales in fiscal 1993 compared to fiscal 1992 was due to internal business growth of 22%, sales resulting from the acquisition of Chapman Drug Company in October 1991 (see Note 3 of "Notes to Consolidated Financial Statements"), and the full consolidation of the Company's repackaging operation. The internal business growth in both fiscal 1994 and fiscal 1993 resulted primarily from the addition of new customers (partially as a result of expanded sales territories), increased sales to existing customers, and price increases.

        GROSS MARGIN. As a percentage of net sales, gross margin declined to 6.13% in fiscal 1994 from 6.42% in fiscal 1993 and 6.98% in fiscal 1992. The decreases in the gross margin percentages were due to (a) lower selling margin rates, reflecting a more competitive market and a greater mix of higher volume customers, where a lower cost of distribution and better asset management and cash flow enabled the Company to offer lower selling margins, and (b) reduced purchasing gains associated with lower drug price inflation. The reduced purchasing gains were partially offset by a lower LIFO charge. The Company expects the decline in gross margin rates to continue, but at a more moderate rate.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses as a percentage of net sales have improved consistently from 5.01% in fiscal 1992 to 4.40% in fiscal 1993 and 4.03% in fiscal 1994.
The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, and to productivity improvements.

        UNUSUAL ITEMS. In February 1994, the Company recorded a nonrecurring charge to reflect estimated Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax), including (a) fees and other transaction costs related to the combination, and (b) other nonrecurring costs expected to be incurred in connection with the integration of Cardinal's and Whitmire's business operations. These estimated costs include approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate restructuring and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated costs, approximately $7 million pertain to the revaluation of certain operating assets and $2 million pertain to employee relocation, retraining and termination costs. Certain of these amounts are based on a preliminary estimate of costs to be incurred by the Company, and actual costs may differ from such estimate. At June 30, 1994, the Company had incurred actual costs aggregating approximately $11.7 million relative to the Whitmire Merger. The current estimates of merger costs ultimately to be incurred are not materially different than the amounts originally recorded.

        During fiscal 1993, the Company received a termination fee of approximately $13.5 million resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company. Also during fiscal 1993, the Company recorded nonrecurring charges totaling approximately $13.7 million, primarily related to the closing of certain non-core operations and the rationalization, standardization and improvement of selected distribution operations, information systems and support functions. The charges included the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions. At June 30, 1994, the Company had incurred actual costs aggregating approximately $9.1 million related to these charges and expects most of the remaining amounts to be incurred in fiscal 1995. The modification of the terms of certain Whitmire stock options in fiscal 1993 also resulted in a one-time stock option compensation charge of approximately $5.2 million (see Note 11 of "Notes to Consolidated Financial Statements").

        In fiscal 1992, the completion by Whitmire of certain equity transactions resulted in the recording of an unusual expense of approximately $2.0 million (see Note 11 of "Notes to Consolidated Financial Statements").

        INTEREST EXPENSE. The decrease in interest expense in fiscal 1994 compared to fiscal 1993 is due primarily to the following: (a) the conversion of debt to equity following the call for redemption, effective July 2, 1993, of the Company's $75 million face amount of 7.25% Convertible Debentures due 2015 (the "Subordinated Debentures") (see Note 5 of "Notes to Consolidated Financial Statements"), and (b) reduced borrowings under Whitmire's revolving credit agreements. The reductions in interest expense as discussed above were partially offset by (a) increased interest expense resulting from the sale by the Company of $100 million of 6.5% Notes due 2004 (the "New Notes") on February 23, 1994 (see Note 5 of "Notes to Consolidated Financial Statements"), and (b) increased average short-term borrowings (see Note 4 of "Notes to Consolidated Financial Statements"). The increased average short-term borrowings were a result of (a) increased working capital requirements, (b) the repayment of amounts outstanding under Whitmire's revolving credit agreements at the time of the Whitmire Merger (see Note 5 of "Notes to Consolidated Financial Statements"), and (c) the redemption of Whitmire's preferred stock (see Note 10 of "Notes to Consolidated Financial Statements").

        Additional interest expense recognized in fiscal 1993 compared to fiscal 1992 relating to the issuance of the Company's $100 million 8% Notes due 1997 (the "Notes") on March 11, 1992, was primarily offset by (a) the use of the proceeds of the Notes to reduce short-term borrowings, and (b) lower average interest rates on amounts borrowed under Whitmire's revolving credit agreements. Fiscal 1992 interest expense also includes a charge of approximately $1.8 million associated with the replacement of a Whitmire credit agreement (see Note 5 of "Notes to Consolidated Financial Statements").

        The Company has entered into various interest rate swap agreements which serve to hedge the Notes (see Note 5 of "Notes to Consolidated Financial Statements"). The net effect of the swap agreements is that the Company exchanged its 8% fixed rate position on the Notes for a fixed rate of 5.1% for the period July 15, 1992, through March 1, 1993, a fixed rate of 6.5% for the period March 2, 1993, through March 1, 1994, and, thereafter, a fixed rate of 8.1% through March 1, 1997 (the maturity date of the Notes). In May 1993, two of the offsetting swap agreements were canceled at no gain or loss to the Company.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings increased significantly in fiscal 1994 compared to fiscal 1993 due primarily to (a) certain nondeductible costs associated with the Whitmire Merger recorded in the third quarter of fiscal 1994 (see Note 2 of "Notes to Consolidated Financial Statements"), (b) the reduction of income from tax-advantaged investments, and (c) the 1993 Omnibus Budget Reconciliation Act's 1% tax rate increase enacted on August 11, 1993, retroactive to January 1, 1993.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective at the beginning of fiscal 1993, Cardinal adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). The cumulative effect of adopting SFAS No. 109 ($10 million) by Cardinal has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993. The $10 million cumulative effect recorded by Cardinal resulted primarily from the fact that SFAS No. 109 modifies the accounting for business combinations recorded using the purchase method. The cumulative effect of adopting SFAS No. 109 by Whitmire was not material and has been included in the fiscal 1992 provision for income taxes, and not presented separately in the consolidated statement of earnings.

LIQUIDITY AND CAPITAL RESOURCES

        Net working capital increased to $471.1 million at June 30, 1994, from $440.7 million at March 31, 1993, and included increased investments in merchandise inventories and trade receivables of $233.1 million and $92.5 million respectively, offset primarily by (a) an increase in accounts payable of $219.7 million, (b) a reduction in cash and equivalents and marketable securities of $49.1 million, and (c) an increase in notes payable-banks of $25.0 million. The increases in merchandise inventories and accounts payable primarily reflect the timing of seasonal purchases and related payments. The increase in trade receivables was due primarily to increased sales (see "Net Sales", above). The decrease in cash and marketable securities and the increase in notes payable-banks resulted primarily from (a) the increased investments in merchandise inventories and trade receivables (net of the increase in accounts payable) as described above, (b) the repayment of amounts outstanding under Whitmire's revolving credit arrangements at the time of the Whitmire Merger (approximately $120 million, including a prepayment penalty of approximately $1.2 million), and (c) the redemption of Whitmire's preferred stock (approximately $20.4 million).

        Long-term obligations decreased from $275.8 million at March 31, 1993, to $210.1 million at June 30, 1994, due primarily to (a) the issuance by the Company of additional Class A Common Shares upon the conversion of $74.9 million of the Subordinated Debentures, and (b) the repayment of amounts outstanding under Whitmire's revolving credit arrangements, offset primarily by the sale of the $100 million New Notes described above.

        Shareholders' equity increased to $368.5 million at June 30, 1994 from $247.9 million at March 31, 1993 due primarily to (a) the issuance of additional Class A Common Shares upon conversion of $74.9 million of the Subordinated Debentures, offset by approximately $1.8 million of unamortized debenture offering costs charged to shareholders' equity, (b) net earnings of the Company of approximately $35.1 million in fiscal 1994 and net earnings of approximately $7.8 million by Cardinal (exclusive of Whitmire) in the three months ended June 30, 1993 (see Note 1 of "Notes to Consolidated Financial Statements"), and (c) the issuance of approximately 1,062,000 Class A Common Shares to acquire all of the outstanding stock of Solomons Company (see Note 3 of "Notes to Consolidated Financial Statements"), offset primarily by (i) the repurchase of approximately 725,000 Class A Common Shares owned by subsidiaries of North American National Corporation (see Note 15 of "Notes to Consolidated Financial Statements"), and (ii) dividends paid by the Company of approximately $3.9 million in fiscal 1994.

        The Company has line-of-credit agreements with various bank sources aggregating $321 million, of which $100 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had drawn upon $25 million of the available lines-of-credit at June 30, 1994, leaving $296 million available under the Company's existing line-of-credit agreements.

        On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securities (the "Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. On February 23, 1994, the Company sold $100 million of the New Notes (see Note 5 of "Notes to Consolidated Financial Statements"), the net proceeds of which were used for general corporate purposes, including the repayment of the bank lines of credit incurred as part of the Whitmire Merger. At June 30, 1994, $50 million of the Debt Securities remain issuable.

        On August 17, 1994, the Company filed with the Securities and Exchange Commission a registration statement for an underwritten public offering of 5,250,000 Class A Common Shares. Of the 5,250,000 shares, 1,600,000 are being sold by the Company and 3,650,000 are being sold by certain shareholders of the Company. The underwriters have been granted an option to purchase up to 787,500 additional Class A Common Shares to cover overallotments, if any, including up to 266,949 such shares from the Company.

        The Company believes that it has adequate capital resources at its disposal (exclusive of the anticipated proceeds from the proposed public offering of Class A Common Shares described above) to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service, including the additional liquidity and capital requirements associated with recent and prospective business combinations (see Notes 3 and 16 of "Notes to Consolidated Financial Statements").


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- - -----------------------------------------------------

        Independent Auditors' Reports

        Financial Statements:

        Consolidated Statements of Earnings for the Fiscal Year Ended
                June 30, 1994, Twelve Months Ended June 30, 1993, and Fiscal Years Ended March 31, 1993, and March 31, 1992
        Consolidated Balance Sheets at June 30, 1994, and March 31, 1993 Consolidated Statements of Shareholders' Equity for the Fiscal
                Years Ended June 30, 1994, March 31, 1993, and March 31, 1992 Consolidated Statements of Cash Flows for the Fiscal Years Ended
                June 30, 1994, March 31, 1993, and March 31, 1992
        Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1994 and March 31, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years ended June 30, 1994, March 31, 1993 and March 31, 1992. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the pooling-of-interests business combination of Cardinal Health, Inc. and Whitmire Distribution Corporation on February 7, 1994, as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of Whitmire Distribution Corporation as of July 3, 1993, or the related statements of earnings, shareholders' equity and cash flows of Whitmire Distribution Corporation for the years ended July 3, 1993 and June 27, 1992, which statements reflect total assets of $451,855,000 as of July 3, 1993; net sales of $2,666,829,000 and $2,033,067,000 for the years ended July 3, 1993 and June
27, 1992, respectively; and net earnings available for common shares before cumulative effect of change in accounting principle of $4,039,000 and $330,000 for the years ended July 3, 1993 and June 27, 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Whitmire Distribution Corporation in the March 31, 1993 and 1992 financial statements, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1994 and March 31, 1993, and the results of their operations and their cash flows for the years ended June 30, 1994, March 31, 1993, and March 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 by applying it retroactively effective April 1, 1992.



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 16, 1994

                   Report of Independent Public Accountants


To the Board of Directors of
        Whitmire Distribution Corporation:

We have audited the balance sheet of Whitmire Distribution Corporation (a Delaware corporation), as of July 3, 1993, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended July 3, 1993 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitmire Distribution Corporation as of July 3, 1993, and the results of its operations and its cash flows for each of the two years in the period ended July 3, 1993, in conformity with generally accepted accounting principles.




Arthur Andersen & Co.

Sacramento, California
September 3, 1993
(Except with respect to the matter discussed in Note 10, as to which date is October 11, 1993.)






CARDINAL HEALTH, INC. AND SUBSIDIARIES
- - --------------------------------------
                                                       Fiscal Year      Twelve Months
                                                          Ended             Ended                Fiscal  Year Ended
                                                     --------------  -----------------     -------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS                      June 30,       June 30,               March 31,       March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1994            1993                  1993            1992
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)

Net sales                                                $ 5,790,411      $ 4,709,085       $ 4,633,375       $ 3,680,678

Cost of products sold                                      5,435,239        4,408,840         4,336,082         3,423,845
                                                           ---------        ---------         ---------         ---------

Gross margin                                                 355,172          300,245           297,293           256,833

Selling, general and administrative expenses                (233,305)        (205,161)         (203,740)         (184,523)

Unusual items
  Merger costs                                               (35,880)
  Termination fee                                                              13,466            13,466
  Nonrecurring charges                                                        (18,904)          (18,904)           (1,973)
                                                            ----------       --------          --------           -------
Operating earnings                                            85,987           89,646            88,115            70,337

Other income (expense):
  Interest expense                                           (18,140)         (26,174)          (26,623)          (28,073)
  Other, net - primarily interest income                       2,913            5,047             4,765             5,389
                                                          ----------       ----------         ---------           -------

Earnings before income taxes and cumulative
  effect of change in accounting principle                    70,760           68,519            66,257            47,653

Provision for income taxes                                   (35,624)         (26,345)          (25,710)          (19,291)
                                                            --------         --------          --------         ---------

Earnings before cumulative effect of
  change in accounting principle                              35,136           42,174            40,547            28,362

Preferred dividends declared/accretion                        (1,205)          (2,876)           (2,876)           (2,840)
                                                           ---------        ---------         ---------        ----------

Earnings available for Common Shares before
  cumulative effect of change in accounting principle         33,931           39,298            37,671            25,522

Cumulative effect of change in accounting principle                                             (10,000)
                                                            ---------         -------       -----------         ---------

Net earnings available for Common Shares                $     33,931     $     39,298      $     27,671       $    25,522
                                                         ===========      ===========       ===========        ==========

Primary earnings per Common Share:
  Before cumulative effect of change in
     accounting principle                                      $0.86            $1.14             $1.10             $0.74
  Cumulative effect of change in accounting principle           ____             ____             (0.29)              ___
                                                                                                  -----
  Net                                                          $0.86            $1.14             $0.81             $0.74
                                                                ====             ====              ====              ====
Fully diluted earnings per Common Share:
  Before cumulative effect of change in
     accounting principle                                      $0.86            $1.10             $1.06             $0.74
  Cumulative effect of change in accounting principle            ___              ___             (0.26)              ___
                                                                                                  ------
  Net                                                          $0.86            $1.10             $0.80             $0.74
                                                                ====             ====              ====              ====
Weighted average number of Common Shares outstanding:
  Primary                                                     39,392           34,349            34,311            34,291
  Fully diluted                                               39,477           38,653            38,616            38,571

The accompanying notes are an integral part of these statements.


CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                             June 30,                March 31,
                                                                               1994                    1993
- - -----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and equivalents                                                 $    54,941              $    66,739
    Marketable securities                                                                              37,292
    Trade receivables                                                        340,911                  248,398
    Merchandise inventories                                                  868,210                  635,108
    Prepaid expenses and other                                                23,062                    8,295
                                                                          ----------               ----------
      Total current assets                                                 1,287,124                  995,832

  Property and equipment - at cost
    Land, buildings and improvements                                          28,354                   28,229
    Machinery and equipment                                                   81,925                   65,528
    Furniture and fixtures                                                     9,096                   10,057
                                                                          ----------               ----------
      Total                                                                  119,375                  103,814
    Accumulated depreciation and amortization                                (59,346)                 (44,501)
                                                                          ----------               ----------
    Property and equipment - net                                              60,029                   59,313

  Other assets                                                                48,449                   44,705
                                                                          ----------               ----------
      Total                                                               $1,395,602               $1,099,850
                                                                          ==========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable - banks                                                $    25,000
    Current portion of long-term obligations                                   2,929              $     5,436
    Accounts payable                                                         705,702                  485,978
    Other accrued liabilities                                                 82,411                   63,680
                                                                          ----------               ----------
      Total current liabilities                                              816,042                  555,094

  Long-term obligations - less current portion                               210,086                  275,789
  Other liabilities                                                              980                      705
  Redeemable preferred stock                                                                           20,400

  Shareholders' equity:
    Common Shares - without par value, authorized 65,000,000
      shares, issued 1994 - 38,014,088 shares,
      1993 - 23,943,376 shares                                               255,458                  172,367
    Retained earnings                                                        120,399                   81,573
    Common Shares in treasury, at cost - 1994 - 179,878 shares,
      1993 - 172,311 shares                                                   (3,390)                  (3,074)
    Unamortized restricted stock awards                                       (3,973)                  (3,004)
                                                                          ----------               ----------
      Total shareholders' equity                                             368,494                  247,862
                                                                          ----------               ----------
    Total                                                                $ 1,395,602              $ 1,099,850
                                                                          ==========               ==========

The accompanying notes are an integral part of these statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES
- - -------------------------------------


                                                         Common Shares
                                                         -------------                Treasury Shares   Unamortized      Total
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY          Shares            Retained   ---------------   Restricted    Shareholders'
(IN THOUSANDS)                                           Issued  Amount    Earnings   Shares   Amount   Stock Awards     Equity
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1991                                  16,625  $159,777  $ 30,339    (141)   $(2,183)   $(1,935)       $185,998
Earnings before preferred dividends                                          28,362                                        28,362
Shares issued in connection with stock options
  and warrants                                            3,245       521       174                                           695
Restricted stock awards                                      37     1,388                                  (1,388)
Amortization of restricted stock awards                                                                       672             672
Treasury shares acquired                                                                 (7)      (201)                      (201)
Dividends paid and preferred stock accretion                                 (4,190)                                       (4,190)
5-for-4 stock split effected as a stock dividend and
  cash paid in lieu of fractional shares                  3,754                 (11)                                          (11)
Tax benefits related to restricted stock and
  stock options                                                     1,113                                                   1,113
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1992                                  23,661   162,799    54,674    (148)    (2,384)    (2,651)        212,438
Earnings before cumulative effect of change in
  accounting principle and preferred dividends                               40,547                                        40,547
Cumulative effect of change in accounting principle                         (10,000)                                      (10,000)
Shares issued in connection with stock options
  and warrants                                              280     2,322                                                   2,322
Stock option compensation                                           5,247                                                   5,247
Restricted stock awards                                      40     1,054                                  (1,054)
Amortization of restricted stock awards                                                                       701             701
Treasury shares acquired                                                                (24)      (690)                      (690)
Shares repurchased and retired                              (38)     (199)                                                   (199)
Dividends paid and preferred stock accretion                                 (4,488)                                       (4,488)
Tax benefits related to restricted stock
  and stock options                                                 1,984                                                   1,984
Miscellaneous other                                                  (840)      840
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1993                                  23,943   172,367    81,573    (172)    (3,074)    (3,004)        247,862
Earnings before preferred dividends                                          35,136                                        35,136
Shares issued pursuant to the conversion of $75 million
  of convertible debentures                               3,423    73,140                                                  73,140
Shares issued pursuant to the acquisition of Solomons       849    18,006                                                  18,006
Repurchase and retirement of shares owned by
  North American National Corporation                      (580)  (15,373)                                                (15,373)
Shares issued in connection with stock options
  and warrants                                            2,531     1,025                                                   1,025
Restricted stock awards                                      47     1,984                                  (1,984)
Amortization of restricted stock awards                                                                       985             985
Treasury shares acquired and restricted stock forfeitures                                (8)      (316)        30            (286)
Dividends paid                                                               (3,935)                                       (3,935)
5-for-4 stock split effected as a stock dividend
  and cash paid in lieu of fractional shares              7,564                 (16)                                          (16)
Adjustment to change fiscal year of
  Cardinal Health, Inc.                                                       7,293                                         7,293
Equity of PRN Services, Inc. on merger date
  (see Note 3)                                              237        34       348                                           382
Tax benefits related to restricted stock
  and stock options                                                 4,275                                                   4,275
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994                                   38,014  $255,458  $120,399    (180)   $(3,390)   $(3,973)       $368,494
===================================================================================================================================

The accompanying notes are an integral part of these statements.

                                                                20

CARDINAL HEALTH INC. AND SUBSIDIARIES
- - -------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)                                           Fiscal Year Ended
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30,         March 31,        March 31,
                                                                                     1994              1993             1992
- - --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings before cumulative effect of change in
    accounting principle                                                         $  35,136           $ 40,547           $ 28,362
  Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash from operations:
    Depreciation and amortization                                                   16,971             18,260             18,036
    Stock option compensation                                                                           5,247
    Provision for deferred income taxes                                            (11,374)           (10,063)             3,293
    Provision for bad debts                                                          9,761              4,498              5,224
    Change in operating assets and liabilities net of effects from acquisitions:
      Increase in trade receivables                                                (84,704)            (5,139)           (30,611)
      Increase in merchandise inventories                                         (232,178)           (51,343)          (129,016)
      Increase in accounts payable                                                 169,988            128,353             36,489
      Other operating items - net                                                   21,451             10,746             (4,185)
                                                                                 ---------           --------           --------
  Net cash provided by (used in) operating activities                              (74,949)           141,106            (72,408)
                                                                                 ---------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary, net of cash acquired                                                                        (16,365)
  Proceeds from sale of property and equipment                                       1,079                111                298
  Additions to property and equipment                                              (11,229)           (14,620)           (16,433)
  Purchase of marketable securities                                               (115,241)          (330,371)          (100,719)
  Proceeds from sale of marketable securities                                      187,229            294,083            120,035
                                                                                 ---------           --------           --------
  Net cash provided by (used in) investing activities                               61,838            (50,797)           (13,184)
                                                                                 ---------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term activity                                                           25,000                               (46,375)
  Reduction of short-term borrowing of an acquired subsidiary                       (5,226)
  Reduction of long-term obligations                                               (92,701)           (30,495)           (15,020)
  Proceeds from long-term obligations                                              100,000                               100,000
  Issuance costs of long-term obligations                                             (860)                               (2,468)
  Proceeds from issuance of Class A Common Shares                                    1,025              2,322                695
  Proceeds from issuance of preferred shares                                                                                 400
  Income tax credited to shareholders' equity                                        4,275              1,984              1,113
  Dividends on common and preferred shares and cash paid
    in lieu of fractional shares                                                    (3,951)            (3,648)            (3,361)
  Redemption of preferred stock                                                    (20,400)
  Purchase of treasury shares                                                         (307)              (889)              (201)
  Debenture conversion costs charged to shareholders' equity                           (13)
                                                                                 ---------           --------           --------
  Net cash provided by (used in) financing activities                                6,842            (30,726)            34,783
                                                                                 ---------           --------           --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (6,269)            59,583            (50,809)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                           61,210              7,156             57,965
                                                                                 ---------           --------           --------
CASH AND EQUIVALENTS AT END OF YEAR                                              $  54,941           $ 66,739           $  7,156
                                                                                 =========           =========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE 13)
  Interest paid during the year (net of capitalized amount)                      $  16,412           $ 25,889           $ 25,735
                                                                                 =========           =========          ========
  Income taxes paid during the year                                              $  35,974           $ 27,097          $  16,740
                                                                                 =========           =========          ========


       The accompanying notes are an integral part of these statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company is a full service wholesaler distributing a broad line of pharmaceuticals, surgical and hospital supplies, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other health care providers. The Company is currently operating in only one business segment.

     BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the pooling-of-interests business combination with Whitmire Distribution Corporation (the "Whitmire Merger") on February 7, 1994 (see Note 3). The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger. Cardinal's fiscal year has historically ended on March 31, while Whitmire's fiscal year has ended on the Saturday closest to the end of June. On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the accompanying consolidated financial statements for the fiscal year ended June 30, 1994, and for the twelve months ended June 30, 1993, combine the information for Cardinal and Whitmire as of June 30, 1994, and for each of the two years then ended. The accompanying consolidated financial statements for earlier fiscal years combine information for Cardinal's March year end with Whitmire's subsequent fiscal June year end. The consolidated statement of earnings for the twelve months ended June 30, 1993, is unaudited and is presented for the purpose of supplemental analysis.

     Due to the different fiscal period ends of the merged companies, the results of Whitmire for the three months ended July 3, 1993, have been included in the consolidated statements of earnings for both the periods ended June 30, 1993, and March 31, 1993. Cardinal's results of operations (exclusive of Whitmire) for the three months ended June 30, 1993, are not included in the consolidated statement of earnings but have been included as an adjustment in the consolidated statement of shareholders' equity. Such amounts, along with certain cash flow information, are summarized as follows (in thousands):


                                                                Three Months Ended
                                                                   June 30, 1993
                                                               -------------------
           Net sales                                                   $550,034
           Net earnings                                                   7,771
           Cash provided by operating activities                        $53,752
           Cash used in investing activities                             36,521
           Cash used in financing activities                             22,760
           Dividends paid                                                   478


     CASH EQUIVALENTS

     The company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

  MARKETABLE SECURITIES

  Marketable securities are recorded at cost, which approximates market value.

  TRADE RECEIVABLES

  Trade receivables are presented net of the related allowance for doubtful accounts of approximately $21,594,000 and $13,428,000 at June 30, 1994, and March 31, 1993, respectively.

  MERCHANDISE INVENTORIES

  Substantially all merchandise inventories are stated at lower of cost, last-in, first-out (LIFO) method, or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1994, by $61,852,000 and at March 31, 1993, by $55,374,000. The
  impact of partial inventory liquidations in certain LIFO pools reduced the LIFO provision by approximately $2,500,000 in fiscal 1993.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense.

  OTHER ASSETS

  Other assets primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired and noncurrent deferred tax assets (see Note 7). Intangible assets are being amortized using the straight-line method over lives which range from ten to forty years. Accumulated amortization was $16,571,000 and $15,369,000 at June 30, 1994, and March 31, 1993, respectively. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows, and other operating factors.

  SALES RECOGNITION

  The Company records sales when merchandise is delivered to its customers and the Company has no further obligation to provide services related to merchandise delivered. Service fees related to bulk sales of pharmaceuticals are included in net sales. Such amounts are not significant in fiscal 1994, 1993 and 1992.

  INCOME TAXES

  Effective as of the beginning of fiscal 1993, Cardinal began accounting for income taxes under the liability method by adopting Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). The cumulative effect of adopting this statement ($10,000,000) has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993. The cumulative effect of adopting SFAS No. 109 by Whitmire was not material and has been included in the fiscal 1992 provision for income taxes, and not separately presented in the accompanying consolidated financial statements. Prior to the adoption of SFAS No. 109, both Cardinal and Whitmire accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

     CAPITAL STOCK

     The Company's authorized capital shares consist of: (a) 60,000,000 common shares, without par value ("Class A Common Shares"), of which at June 30, 1994, 34,862,835 were outstanding; (b) 5,000,000 Class B common shares, without par value ("Class B Common Shares"), of which at June 30, 1994, 2,971,375 were outstanding; and (c) 500,000 non-voting preferred shares without par value ("Preferred Shares"), none of which has been issued.
     The Class B Common Shares were issued to a former Whitmire stockholder in February 1994 in connection with the Whitmire Merger. All of the outstanding Class B Common Shares are held by one holder.

     All holders of Class A Common Shares and Class B Common Shares (collectively, "Common Shares") participate equally in dividends when and as declared by the Company's Board of Directors. Holders of Class A Common Shares are entitled to one vote per share for the election of Directors and upon all matters on which shareholders are entitled to vote. Holders of Class B Common Shares are entitled to one-fifth of one vote per share in the election of Directors and upon all matters which shareholders are entitled to vote.

     EARNINGS PER COMMON SHARE

     Primary earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method.

     Fully diluted earnings per Common Share reflect: (a) the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method; and (b) the full conversion of the 7.25% Convertible Subordinated Debentures due 2015 through their conversion and redemption in July 1993 (see Note 5).

     STOCK SPLIT

     The Company paid a 25% stock dividend on June 30, 1994, to effect a five-for-four stock split of the Company's Common Shares. All share and per share amounts included in the Consolidated Financial Statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to reflect this stock split.

2.   UNUSUAL ITEMS

     In February 1994, the Company recorded a nonrecurring charge to reflect estimated Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax), including (a) fees and other transaction costs related to the combination, and (b) other nonrecurring costs expected to be incurred in connection with the integration of Cardinal's and Whitmire's business operations. These estimated costs include approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate restructuring and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated costs, approximately $7 million pertain to the revaluation of certain operating assets and $2 million pertain to employee relocation, retraining and termination costs. Certain of these amounts are based on a preliminary estimate of costs to be incurred by the Company, and actual costs may differ from such estimate. At June 30, 1994, the Company had incurred actual costs aggregating approximately $11.7 million relating to the Whitmire Merger. The Company's current estimates of merger costs ultimately to be incurred are not materially different than the amounts originally recorded.

     During fiscal 1993, the Company received a termination fee of approximately $13.5 million, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company. Also during fiscal 1993, the Company recorded nonrecurring charges totaling approximately $13.7 million, primarily related to the closing of certain non-core operations and the rationalization, standardization and improvement of selected distribution operations, information systems and support functions. The charges included the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions. At June 30, 1994, the Company had incurred actual costs aggregating approximately $9.1 million related to these charges and expects most of the remaining amounts to be incurred in fiscal 1995. The modification of the terms of certain Whitmire stock options in fiscal 1993 also resulted in a one-time stock option compensation charge of approximately $5.2 million (see Note 11).

     In fiscal 1992, the completion by Whitmire of certain equity transactions resulted in the recording of an unusual expense of approximately $2.0 million (see Note 11).

     The following supplemental information summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect (a) the elimination of the effect of the unusual items discussed above, and
     (b) the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement. Solely for purposes of the summary presented below, such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

                                                      Fiscal Year      Twelve Months
                                                         Ended             Ended              Fiscal Year Ended
                                                        --------          --------        -------------------------
                                                        June 30,          June 30,        March 31,       March 31,
     (In thousands, except per share amounts)             1994              1993             1993            1992
                                                        --------          --------        --------        --------
                                                                        (Unaudited)
     Operating earnings                                 $121,867          $95,084          $93,553         $72,310
     Earnings before cumulative effect of
       change in accounting principle                     63,044           44,510           42,865          29,252
     Earnings per Common Share before
       cumulative effect of change in accounting
       principle:
          Primary                                          $1.60            $1.30            $1.25           $0.85
          Fully diluted                                     1.60             1.24             1.19            0.84

3.   BUSINESS COMBINATIONS

     On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corp., a wholly owned subsidiary of Cardinal, was merged with and into Whitmire effective February 7, 1994. In the merger, which was accounted for as a pooling-of-interests business combination, holders of outstanding Whitmire common stock received an aggregate of approximately 6,802,000 Class A Common Shares and approximately 1,861,000 Class B Common Shares in exchange for all of the previously outstanding common stock of Whitmire. In addition, Whitmire's outstanding stock options were converted into options to purchase an aggregate of approximately 1,721,000 additional Class A Common Shares pursuant to the terms of such options and the Reorganization Agreement.

     The following presents a reconciliation of amounts of net sales and net earnings available for Common Shares as reported in the accompanying consolidated financial statements with those previously reported by Cardinal as well as such information for the interim period before the combination occurred (in thousands):

                                                             Cardinal             Whitmire         Combined
                                                             --------             --------         --------
     FISCAL YEAR ENDED MARCH 31, 1992
     --------------------------------
        Net sales                                           $1,647,611          $2,033,067        $3,680,678
        Net earnings available for
          Common Shares                                     $   25,192          $      330        $   25,522

     FISCAL YEAR ENDED MARCH 31, 1993
     --------------------------------
        Net sales                                           $1,966,546          $2,666,829        $4,633,375
        Net earnings available for
          Common Shares                                     $   23,632          $    4,039        $   27,671

     NINE MONTHS ENDED DECEMBER 31, 1993 (UNAUDITED)
     -----------------------------------------------
        Net sales                                           $1,805,065          $2,197,386        $4,002,451
        Net earnings available for
          Common Shares                                     $   27,925          $   10,246        $   38,171

     On December 17, 1993, the Company issued approximately 296,000 Class A Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc., a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics. The transaction was accounted for as a pooling-of-interests business combination. The impact of the PRN merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the PRN merger.

     On May 4, 1993, the Company acquired all of the outstanding capital stock of Solomons Company, a wholesale drug distributor based in Savannah, Georgia, in exchange for approximately 1,062,000 Class A Common Shares. The transaction was accounted for by the purchase method. Had the acquisition occurred at the beginning of fiscal 1993, operating results on a pro forma basis would not have been significantly different.

     On October 15, 1991, the Company acquired all of the issued and outstanding shares of Chapman Drug Company, a drug wholesaler based in Knoxville, Tennessee, for cash of $16,800,000 in a transaction accounted for by the purchase method. Had the acquisition occurred at the beginning of fiscal 1992, operating results on a pro forma basis would not have been significantly different.



4.   NOTES PAYABLE - BANKS

     The Company has entered into various uncommitted line-of-credit arrangements which allow for borrowings up to $221,000,000 at various money market rates. The amount outstanding under such arrangements as of June 30, 1994 was $25,000,000.

     In addition to the aforementioned credit arrangements, at June 30, 1994, the Company has revolving credit agreements with eight banks which have a maturity of less than one year, are renewable on a quarterly basis, and allow the Company to borrow up to $100,000,000 (none of which was in use at June 30, 1994) at either the prime rate, eurodollar rates plus .5%, or a mutually agreed upon rate. The Company is required to pay a commitment fee at the annual rate of .125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements.

     Total unused lines of credit at June 30, 1994 and March 31, 1993 were $296,000,000 and $176,000,000, respectively.

     The following summarizes notes payable - banks activity (in thousands, except interest rate data):

                                                                       Fiscal Year
                                                  -----------------------------------------------------
                                                    1994                 1993                  1992
                                                  -----------------------------------------------------
     Weighted average interest rates:
          During the year                            5.06%                 4.31%                5.92%
          At end of year                             4.28%                 ----                 ----
     Maximum amounts borrowed                    $244,400              $  7,300             $136,750
     Average amounts borrowed                      46,799                   129               71,780

     The weighted average interest rates during the periods represent annualized rates computed based on the number of days the borrowings were outstanding. The average amounts borrowed were computed based on the average of the daily amounts outstanding during the respective periods.

 5. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                                        June 30,            March 31,
                                                                          1994                1993
                                                                       ---------            --------
     Notes; 6.5% due 2004                                               $100,000
     Notes; 8%, due 1997                                                 100,000            $100,000
     Revolving credit agreement; rates that fluctuate based
        on prime or LIBOR, due 1995                                                           88,824
     Convertible Subordinated Debentures; 7.25%,
        due 2015                                                                              75,000
     Various mortgage revenue bonds, notes and capital
        leases; 8.5% to 10.05% and rates that fluctuate
        based on prime, due in varying installments through 2002          13,015              17,401
                                                                        --------            --------
         Total                                                           213,015             281,225
     Less current portion                                                  2,929               5,436
                                                                        --------            --------
     Long-term obligations - less current portion                       $210,086            $275,789
                                                                        ========            ========


     On February 23, 1994, the Company sold $100,000,000 of 6.5% Notes due 2004 (the "New Notes") in a public offering. The New Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $860,000 incurred in connection with the offering are being amortized on a straight-line basis over the period the New Notes will be outstanding.
     The Company used the proceeds of this sale for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire Merger (see Note 3). In anticipation of the sale of the New Notes, the Company entered into an interest rate hedge agreement, which was terminated at the approximate time of the issuance of the New Notes, resulting in a deferred gain of approximately $1.3 million which will be amortized as a reduction of interest expense over the period the New Notes are outstanding.

     On March 11, 1992, the Company sold $100,000,000 of 8% Notes due 1997 (the "Notes") in a public offering. The Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $718,000 incurred in connection with the offering, are being amortized on a straight-line basis over the period the Notes will be outstanding.

     The Company has entered into various interest rate swap agreements which serve to hedge the Notes. The net effect of the swap agreements is that the Company exchanged its 8% fixed rate position on the Notes for a fixed rate of 5.1% for the period July 15, 1992, through March 1, 1993, a fixed rate of 6.5% for the period March 2, 1993, through March 1, 1994, and, thereafter, a fixed rate of 8.1% through March 1, 1997 (the maturity date of the Notes). In May 1993, two of the offsetting swap agreements were canceled at no gain or loss to the Company. Due to the offsetting nature of the swaps, the market value of those in a net receivable position approximates the market value of those in a net payable position. The risk of accounting loss in the event of nonperformance by counterparties is approximately $4 million as of June 30, 1994; however, based on the credit quality of the counterparties, the Company believes the likelihood of such a credit loss to be remote.



     During fiscal 1992, the Company, through Whitmire, entered into a revolving credit agreement under which it could borrow up to $210,000,000. During fiscal 1993, the agreement was amended to provide for seasonal increases in the availability up to $235,000,000. Interest was payable monthly at 1.5% over the prime rate or, at Whitmire's election, 3.25% over the London Interbank Offered Rate (LIBOR). The average interest rate under the revolving credit agreement at the end of fiscal 1993 was 6.9%. This agreement replaced a $175,000,000 credit agreement, and interest expense in fiscal 1992 includes a charge of $1,837,000 associated with this replacement. On February 7, 1994, the revolving credit agreement was terminated.

     The Subordinated Debentures outstanding at March 31, 1993, were convertible into the Company's Class A Common Shares at any time on or before July 1, 2015, unless previously redeemed, at a conversion price of $17.51 per share. Issuance costs of approximately $2,000,000 incurred in connection with the offering were being amortized on a straight-line basis over the original period the Subordinated Debentures were to be outstanding. On June 11, 1993, the Company called the Subordinated Debentures for redemption, effective as of July 2, 1993. Following this call, $74,920,000 of Subordinated Debentures outstanding as of March 31, 1993, were converted into Class A Common Shares of the Company. The remaining $80,000 of Subordinated Debentures outstanding as of March 31, 1993, were redeemed for cash. The pro forma primary earnings per share of the Company, as if the above conversion and redemption had occurred as of the beginning of fiscal 1992, would have been $0.80 and $0.74 in fiscal 1993 and 1992, respectively.

     The amount credited to shareholders' equity as a result of the conversion of the Subordinated Debentures was reduced by unamortized offering costs of approximately $1,767,000 and costs directly related to the conversion of approximately $13,000.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $13,500,000 at June 30, 1994.

     Maturities of long-term obligations for future fiscal years are as follows (in thousands):

                              1995                     $    2,929
                              1996                          2,236
                              1997                        101,245
                              1998                            868
                              1999                            738
                              After 1999                  104,999
                              -----------------------------------
                              Total                      $213,015
                              ===================================

6.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each material class of financial instruments for which estimates are practicable:


     CASH AND EQUIVALENTS, MARKETABLE SECURITIES, AND OTHER ACCRUED LIABILITIES

     The carrying amount at June 30, 1994, and March 31, 1993, approximates the fair value because of the short-term maturities of these items.


     LONG-TERM OBLIGATIONS

     The Company's long-term obligations are composed of notes, a long-term revolving credit agreement, convertible debentures, and various mortgage revenue bonds, notes and capital leases. The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.


     Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair values do not include early redemption premiums, underwriter's fees and commissions, and refunding costs (legal and registration fees).

     The estimated value of the Company's long-term obligations was $206,116,000 and $313,704,000, as compared to the carrying amounts of $213,015,000 and $281,225,000 at June 30, 1994, and March 31, 1993,
     respectively.

     The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

7.   INCOME TAXES

     Effective the beginning of fiscal 1993, Cardinal adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under the provisions of SFAS No. 109, income taxes are recorded under the liability method. SFAS No. 109 results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities (temporary differences), and operating loss and tax credit carryforwards for tax purposes. The cumulative effect of adopting SFAS No. 109 ($10,000,000) by Cardinal has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993. The cumulative effect of adopting SFAS No. 109 by Whitmire was not material and has been included in the fiscal 1992 provision for income taxes, and not separately presented in the accompanying consolidated statements of earnings.

     The provision for income taxes consists of the following (in thousands):

                                                                    Fiscal Year
                                                      ---------------------------------------------
                                                        1994               1993              1992
                                                      ---------------------------------------------
             Current:
               Federal                                 $42,146           $29,991         $12,260
               State                                     4,852             5,782           4,790
                                                       -------           -------         -------
                 Total                                  46,998            35,773          17,050
                                                        ------            ------          ------

             Deferred                                  (11,374)          (10,063)          3,293

             Whitmire net operating loss benefit         _____             _____         ( 1,052)
                                                                                         -------

                 Total provision                       $35,624           $25,710         $19,291
                                                        ======            ======          ======



     A reconciliation of the Company's income tax provision and the provision based on the Federal statutory income tax rate follows:

                                                                    Fiscal Year
                                                       ------------------------------------------
                                                        1994               1993              1992
                                                        -----------------------------------------
         Provision at Federal
           statutory rate                               35.0%              34.0%             34.0%
         State income taxes - net of
           Federal benefit                               4.5                5.0               6.6
         Income from tax-advantaged
           investments                                  (0.8)              (1.4)             (2.5)
         Nondeductible expenses                          9.5                                  1.7
         Valuation allowance                                                                  2.0
         Net operating loss benefit                                                          (2.2)
         Other                                           2.1                1.2               0.9
                                                      -------            --------           -----
         Effective income tax rate                      50.3%              38.8%             40.5%
                                                       =====              =====              =====


     After giving effect to the adoption of SFAS No. 109, the components of the Company's deferred income tax assets (liabilities), the current portion of which (an asset of $4,990,000 and a liability of $5,358,000 at June 30, 1994, and March 31, 1993, respectively) is included in the Consolidated
     Balance Sheet captions "Prepaid expenses and other" and "Other accrued liabilities," and the noncurrent portion of which (an asset of $467,000 and $1,822,000 at June 30, 1994, and March 31, 1993, respectively) is included in the Consolidated Balance Sheet caption "Other assets," are as follows (in thousands):


                                                                                 As of
                                                                 --------------------------------------
                                                                     June 30,             March 31,
                                                                       1994                 1993
                                                                    ------------        -----------
          Deferred income tax assets:
            Allowance for doubtful accounts                       $    7,839              $    4,823
            Accrued liabilities                                       22,623                  12,038
            Stock option compensation                                  2,240                   2,275
            Other                                                      1,929                   1,878
                                                                    --------               ---------
              Total deferred income tax assets                    $   34,631              $   21,014
                                                                     --------               --------
          Deferred income tax liabilities:
            Inventory basis differences                           $  (25,210)             $ (20,282)
            Property related                                          (2,840)                (3,428)
            Other                                                     (1,124)                  (840)
                                                                    ---------             ----------
              Total deferred income tax liabilities               $  (29,174)             $ (24,550)
                                                                     --------               --------
              Net deferred income tax assets (liabilities)        $    5,457              $  (3,536)
                                                                   =========               =========


8.   EMPLOYEE RETIREMENT BENEFIT PLANS

     Substantially all of the Company's non-union employees are enrolled in Company-sponsored contributory profit sharing and retirement savings plans which include features under Section 401(k) of the Internal Revenue Code, and provide for matching Company contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

     Qualified union employees are covered by Company-sponsored and multiemployer defined benefit pension plans under the provisions of collective bargaining agreements. Benefits under these plans are generally based on the employee's years of service and average compensation at retirement.


     The effect of the Company-sponsored defined benefit plans on the Company's consolidated financial statements is not material.

     Employee retirement benefit plans expense was as follows (in thousands):

                                                                    Fiscal Year
                                                    ------------------------------------------
                                                    1994               1993               1992
                                                    ------------------------------------------
     Defined contribution plans                   $3,917             $3,400            $2,727
     Multiemployer plans                             522                538               543
                                                   -----              -----             -----
     Total                                        $4,439             $3,938            $3,270
                                                   =====              =====             =====

     The Financial Accounting Standards Board has issued Statement No. 112, "Employer's Accounting for Postemployment Benefits" which requires employers to accrue for certain postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment, but before retirement. This change must be implemented by the Company in fiscal 1995. Based upon preliminary estimates, management does not believe that the new statement will have a material effect on the consolidated financial statements of the Company.


9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases certain warehouse and office facilities, vehicles, and data processing equipment under operating leases. The leases expire at various dates over the next thirteen years. Certain of these leases provide for renewal options and/or contingent rentals based on various factors.

     The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 1994, are as follows (in thousands):

                                1995                     $10,300
                                1996                       8,835
                                1997                       6,737
                                1998                       5,373
                                1999                       4,700
                                After 1999                 6,306
                                ---------------------------------
                                Total                    $42,251
                                =================================

     The minimum rental payments above have been reduced by sublease rentals of approximately $582,000 in 1995, $215,000 in 1996, $79,000 in 1997, and
     $12,000 in 1998. Rental expense (net of sublease rental income) relating to operating leases and short-term cancelable leases was approximately $11,189,000, $10,316,000 and $8,990,000 in fiscal 1994, 1993, and 1992, respectively.

     In connection with its supplier relationship with various customers, the Company has guaranteed certain indebtedness and lease payments. As of June 30, 1994, these guarantees total approximately $2,251,000.

     During fiscal 1994, the Company began a program whereby certain customer notes receivables were sold, with full recourse, to a commercial bank. As of June 30, 1994, amounts outstanding on customer notes receivables sold to the commercial bank under this program totaled approximately $6.7 million.


     The Company becomes involved from time-to-time in litigation arising out of its normal business activities. In addition, in November 1993, Cardinal, Whitmire, five other pharmaceutical wholesalers, and twenty-four pharmaceutical manufacturers were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. The Company believes that the allegations set forth against Cardinal and Whitmire in these lawsuits are without merit. In the opinion of management, the Company's liability, if any, under any pending litigation would not have a material adverse effect on the Company's financial condition.


10.  REDEEMABLE PREFERRED STOCK


     The Company had authorized 360,000 shares of redeemable preferred $.01 par value stock in Whitmire. The redeemable preferred stock was divided into two series: 350,000 shares designated as Senior Preferred Stock and 10,000 shares designated as Series A Preferred Stock.

     The holders of the Whitmire redeemable preferred stock were entitled to cumulative annual dividends of $10.00 per share for Senior Preferred Stock and $10.125 for Series A Preferred Stock when and as declared by Whitmire's board of directors. In lieu of paying cash dividends to the holders of Senior Preferred Stock and Series A Preferred Stock, Whitmire could, at its election, pay scheduled dividends with additional shares of Senior Preferred Stock or Series A Preferred Stock, as appropriate.

     Whitmire would have been required to redeem, at $100.00 per share plus accrued but unpaid dividends, all shares of its Senior and Series A Preferred Stock commencing in October 1994 through July 1996. Stockholders' equity was charged $840,000 in each of fiscal 1993 and 1992 for accretion relative to this mandatory redemption obligation. As of March 31, 1993, a total of $4,200,000 had been credited to redeemable preferred stock through accretion. Pursuant to the terms of the Reorganization Agreement between Cardinal and Whitmire (see Note 3), all of the outstanding shares of Senior and Series A Preferred Stock were redeemed as of February 7, 1994, the date of the Whitmire Merger.


11.  STOCKHOLDERS' EQUITY

     During fiscal 1992, the Company, through Whitmire, completed a series of transactions which affected its capitalization as follows: warrants for the purchase of Whitmire common stock were returned and canceled; options were granted for the benefit of key employees to purchase shares of Whitmire common stock; outside investors were granted adjustment share rights representing rights to purchase shares of Whitmire common stock (a defined percentage of the adjustment share rights were cancelable annually, up to 100%, based upon the achievement of certain financial targets); shares of Whitmire's Series A Preferred Stock were issued to certain outside investors as reimbursement of expenses incurred in connection with their ownership interest; and put and call provisions of certain outstanding warrants were canceled. The fiscal 1992 consolidated statement of earnings reflects an expense associated with the above transactions of approximately $2.0 million.

     During fiscal 1993, the adjustment share rights were canceled and certain conditions relative to the exercise of options were eliminated. For financial reporting purposes, the modification of the terms of these options has been treated as if the options were issued on the date that the terms were modified. Accordingly, a compensation charge totaling approximately $5.2 million was recorded relative to these changes. The compensation charge is equal to the fair value (as determined by an independent appraisal) of the options on the date that the terms of the options were modified.

     Pursuant to the terms of the Reorganization Agreement (see Note 3), warrants to purchase shares of Whitmire common stock which, upon exercise became convertible into approximately 2,831,000 Common Shares at an average price of $.08 per share, were exercised prior to the consummation of the pooling-of-interests business combination of Cardinal and Whitmire.


12.  STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and key employees. Under the Plans, at June 30, 1994, the Company was authorized to issue up to an aggregate of approximately 3,875,000 Class A Common Shares in the form of incentive stock options, nonqualified stock options, and restricted shares. Options granted are generally exercisable for periods up to ten years from the date of grant at a price approximating fair market value at the date of grant.


     The following summarizes all stock option transactions under the Plans from March 31, 1991, through June 30, 1994, giving retroactive effect to stock dividends and stock splits (in thousands, except per share amounts):

                                            Number of         Exercise Price
                                              Shares             Per Share                Total
                                        --------------------------------------------------------
     Balance, March 31, 1991                    852          4.00   -   22.24           $  7,657
         Granted                                146         19.00   -   28.96              3,623
         Exercised                             (116)         4.00   -    7.78               (517)
         Canceled                                (7)         7.78   -   28.80               (127)
- - ------------------------------------------------------------------------------------------------
     Balance, March 31, 1992                    875          4.00   -   28.96             10,636
         Granted                                229         20.80   -   22.00              4,801
         Exercised                             (349)         4.00   -   17.04             (2,319)
         Canceled                               (16)        11.14   -   24.50               (279)
- - ------------------------------------------------------------------------------------------------
     Balance, March 31, 1993                    739          7.78   -   28.96             12,839
         Granted                                751         23.20   -   38.60             26,286
         Exercised                              (58)         7.78   -   28.96               (787)
         Canceled                               (35)        17.04   -   38.60               (899)
- - ------------------------------------------------------------------------------------------------
     Balance, June 30, 1994                   1,397          7.78   -   38.60           $ 37,439


     At June 30, 1994, approximately 389,000 option shares under the Plans were exercisable and approximately 2,919,000 Class A Common Shares were reserved for issuance under the Plans.

     In connection with a 1988 acquisition, the Company issued options for approximately 133,000 Class A Common Shares at $7.45 per share. All of these options were exercised in fiscal 1993.

     In connection with the Whitmire Merger, outstanding Whitmire stock options granted to current or former Whitmire officers or employees were automatically converted into options ("Cardinal Exchange Options") to purchase an aggregate of approximately 1,721,000 additional Cardinal Class A Common Shares pursuant to the terms of such options and the Reorganization Agreement (see Note 3). Under the terms of their original issuance and as reflected in the Reorganization Agreement, the exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. During fiscal 1994, Cardinal Exchange Options to purchase approximately 271,000 shares were exercised with an average option price of $1.60 per share. At June 30, 1994, Cardinal Exchange Options to purchase approximately 1,450,000 shares were outstanding with an average exercise price of $1.60 per share. Substantially all of the Cardinal Exchange Options outstanding at June 30, 1994, are 100% vested and are exercisable through October 25, 1995.


     The market value of restricted shares awarded by the Company is recorded as unamortized restricted stock awards and shown as a separate component of shareholders' equity. The compensation awards are amortized to expense over the period in which participants perform services, generally four to seven years. As of June 30, 1994, approximately 414,000 restricted shares have been issued, of which approximately 195,000 shares remain restricted and subject to forfeiture and approximately 16,000 shares have been forfeited.

13.  SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING AND FINANCING
     ACTIVITIES

     Capital lease obligations of $906,000, $648,000 and $2,130,000 were incurred in 1994, 1993 and 1992, respectively, as a result of the Company entering into leases for equipment.


     In conjunction with the acquisitions of Solomons and Chapman (see Note 3), liabilities were assumed as follows (in thousands):

                                                                    Three Months Ended    Fiscal Year Ended
                                                                      June 30, 1993          March 31, 1992
                                                                      -------------          --------------
         Fair value of assets acquired                                 $  44,468             $  45,302
         Cash paid for the issued and outstanding shares                                        16,800
         Common Shares issued for the issued and
            outstanding shares                                            18,006               ______
                                                                          ------
         Liabilities assumed                                           $  26,462             $  28,502
                                                                         =======                ======

     Total debt assumed by the Company as a result of these acquisitions was $6,275,000 in fiscal 1992 and $4,315,000 in the three months ended June 30, 1993, and is included as part of the amount of liabilities assumed.

     In conjunction with the pooling-of-interests combination with PRN (see
     Note 3) in fiscal 1994, the historical cost of PRN assets combined was approximately $16,946,000, and the total PRN liabilities assumed (including total debt of approximately $5,847,000) were approximately $16,564,000.


14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following information presents the selected quarterly financial data using the same basis of presentation as the accompanying consolidated financial statements (see Note 1):

                                                 First            Second            Third          Fourth            Total
(In thousands, except per share amounts)        Quarter           Quarter          Quarter         Quarter            Year
- - ----------------------------------------------------------------------------------------------------------------------------------
Fiscal 1994:
  Net sales                                    $1,291,470       $1,397,769       $1,510,674       $1,590,498       $5,790,411
  Gross margin                                     77,775           83,312           98,371           95,714          355,172
  Selling, general and administrative
    expenses                                      (53,556)         (54,855)         (61,531)         (63,363)        (233,305)
  Unusual items                                                                     (35,880)                          (35,880)
  Operating earnings                               24,219           28,457              960           32,351           85,987
  Net earnings (loss) available for
    Common Shares                                  11,806           14,574           (9,096)          16,647           33,931
  Net earnings (loss) per Common
    Share:
      Primary                                       $0.30            $0.37           $(0.23)           $0.42            $0.86
      Fully diluted                                  0.30             0.37            (0.23)            0.42             0.86

Fiscal 1993:
  Net sales                                    $1,041,252       $1,111,449       $1,218,590       $1,262,084       $4,633,375
  Gross margin                                     67,089           69,082           77,983           83,139          297,293
  Selling, general and administrative
    expenses                                      (49,098)         (49,928)         (52,203)         (52,511)        (203,740)
  Unusual items                                                      3,584                            (9,022)          (5,438)
  Operating earnings                               17,991           22,738           25,780           21,606           88,115
  Cumulative effect of change in
    accounting principle                          (10,000)                                                            (10,000)
  Net earnings (loss) available for
    Common Shares                                  (3,490)          10,228            6,323           14,610           27,671
  Primary earnings (loss) per Common
    Share:
      Before cumulative effect of change
        in accounting principle                    $ 0.19            $0.30            $0.18            $0.43            $1.10
      Cumulative effect of change in
        accounting principle                        (0.29)                                                              (0.29)
                                                   ------            -----            -----            -----            -----
      Net                                          $(0.10)           $0.30            $0.18            $0.43            $0.81
                                                   ======            =====            =====            =====            =====
  Fully diluted earnings(loss) per
    Common Share:
      Before cumulative effect of change
        in accounting principle                    $ 0.19            $0.29            $0.18            $0.40            $1.06
      Cumulative effect of change in
        accounting principle                        (0.29)                                                              (0.26)
                                                   ------            -----            -----            -----            -----
      Net                                          $(0.10)           $0.29            $0.18            $0.40            $0.80
                                                   ======            =====            =====            =====            =====


     The above amounts differ from amounts reported in previously filed quarterly reports due to the pooling-of-interests transaction between Cardinal and Whitmire consummated February 7, 1994. Amounts originally reported by Cardinal before the pooling-of-interests transaction were as follows:

                                                     First            Second         Third           Fourth
     (In thousands, except per share amounts)        Quarter          Quarter        Quarter        Quarter
     ---------------------------------------------------------------------------------------------------------
     Fiscal 1994:
        Net sales                                  $597,378          $657,653
        Gross margin                                 45,888            48,824
        Selling, general and administrative
          expenses                                  (29,451)          (30,151)
        Operating earnings                           16,437            18,673
        Net earnings available
          for Common Shares                           9,230            10,924
        Net earnings per Common Share:
           Primary                                 $   0.32          $   0.38
           Fully diluted                               0.32              0.38

     Fiscal 1993:
        Net sales                                  $474,324          $481,693       $511,623        $498,906
        Gross margin                                 39,263            38,041         40,105          44,481
        Selling, general and administrative
          expenses                                  (26,024)          (25,627)       (25,860)        (25,321)
        Unusual items                                                   3,584
        Operating earnings                           13,239            15,998         14,245          19,160
        Cumulative effect of change in
          accounting principle                      (10,000)
        Net earnings (loss) available for
          Common Shares                              (3,855)            8,924          7,972          10,591
        Primary earnings (loss) per Common
          Share:
            Before cumulative effect of change in
              accounting principle                    $0.26             $0.38          $0.34           $0.44
            Cumulative effect of change in
              accounting principle                    (0.42)
                                                      -----             -----          -----           -----
            Net                                      $(0.16)            $0.38          $0.34           $0.44
                                                     ======             =====          =====           =====
        Fully diluted earnings (loss) per
          Common Share:
            Before cumulative effect of change
              in accounting principle                 $0.25             $0.34          $0.31           $0.40
            Cumulative effect of change in
              accounting principle                    (0.41)
                                                      -----             -----          -----           -----
              Net                                    $(0.16)            $0.34          $0.31           $0.40
                                                      ======            =====          =====           =====

     The following supplemental information, presented to show the seasonal trend of earnings, reflects the selected quarterly financial data on the basis of consolidating the same calendar quarters for Cardinal and Whitmire, excludes the impact of unusual items (see Note 2) and assumes the redemption of Whitmire's preferred stock. Solely for purposes of the supplemental information presented below, such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

                                                       First        Second        Third          Fourth        Total
(In thousands, except per share amounts)              Quarter       Quarter       Quarter        Quarter        Year
- - ----------------------------------------              -------       -------       -------        -------       -----
Fiscal 1994
  Net sales                                         $1,291,470    $1,397,769    $1,510,674     $1,590,498    $5,790,411
  Gross margin                                          77,775        83,312        98,371         95,714       355,172
  Selling, general and administrative expenses         (53,556)      (54,855)      (61,531)       (63,363)     (233,305)
  Operating earnings                                    24,219        28,457        36,840         32,351       121,867
  Net earnings                                          12,201        14,968        19,228         16,647        63,044
  Net earnings per Common Share:
   Primary                                               $0.31         $0.38         $0.49          $0.42         $1.60
   Fully diluted                                          0.31          0.38          0.49           0.42          1.60

Twelve Months Ended June 30, 1993:
  Net Sales                                         $1,048,621    $1,141,379    $1,205,873     $1,313,212    $4,709,085
  Gross margin                                          65,867        71,146        82,359         80,873       300,245
  Selling, general, and administrative expenses        (48,701)      (50,161)      (51,664)       (54,635)     (205,161)
  Operating earnings                                    17,166        20,985        30,695         26,238        95,084
  Net earnings                                           7,624         9,851        14,650         12,385        44,510
  Net earnings per Common Share:
   Primary                                               $0.22         $0.29         $0.43          $0.36         $1.30
   Fully diluted                                          0.22          0.28          0.40           0.34          1.24


15.  COMMON SHARES REPURCHASE

     On April 14, 1993, the Company repurchased all of the Class A Common Shares (approximately 725,000) owned by subsidiaries of North American National Corporation, the former Chairman of which is also a Director of the Company, at a price of $21.20 per share. Nearly all of these shares were subject to certain restrictions contained in a Shareholders Agreement among North American National Corporation and other individual shareholders, which restrictions were released as part of the repurchase transaction.


16.  SUBSEQUENT EVENTS

     On July 1, 1994, the Company purchased all of the common stock of Humiston-Keeling, Inc. in a transaction to be accounted for by the purchase method. Humiston-Keeling is a Calumet City, Illinois based wholesale drug distributor with annualized revenues of approximately $330 million.

     On July 18, 1994, the Company issued Class A Common Shares in exchange for all of the common shares of Behrens Inc. in a transaction to be accounted for as a pooling-of-interests business combination. The impact of the Behrens combination, on both an historical and pro forma basis, is not significant. Accordingly, prior periods will not be restated for the Behrens combination. Behrens is a Waco, Texas based wholesale drug distributor with annualized revenues of approximately $185 million.

     On August 17, 1994, the Company filed with the Securities and Exchange Commission a registration statement for an underwritten public offering of 5,250,000 Class A Common Shares. Of the 5,250,000 shares, 1,600,000 are being sold by the Company and 3,650,000 are being sold by certain shareholders of the Company. The underwriters have been granted an option to purchase up to 787,500 additional Class A Common Shares to cover overallotments, including up to 266,949 such shares from the Company. The net proceeds payable to the Company will be used to finance working capital growth and for other general corporate purposes.

Item 9:  Disagreements on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10: Directors and Executive Officers of the Registrant.

         The Directors and executive officers of the Company are as follows:


                                                                                        Director's
                                                                                          Term
     Name                 Age                 Positions                                  Expires
     ----                 ---                 ---------                                 ---------
Robert D. Walter          49         Chairman and Chief Executive Officer (1)              1994
Melburn G. Whitmire       54         Vice Chairman (1)                                     1995
John C. Kane              54         President and Chief Operating Officer                 1996
David Bearman             48         Executive Vice President and Chief Financial
                                        Officer
George H. Bennett, Jr.    41         Executive Vice President, General Counsel
                                        and Secretary
James E. Clare            36         Executive Vice President - Southern Group
Gary E. Close             49         Executive Vice President - Western Group
Daniel P. Finkelman       38         Executive Vice President - Marketing
James F. Millar           46         Executive Vice President - Northern Group
Mitchell J. Blutt, M.D.   37         Director                                              1996
John F. Finn              46         Director (2)                                          1994
Robert L. Gerbig          49         Director                                              1995
Michael S. Gross          32         Director (3)                                          1996
John F. Havens            67         Director (2)                                          1994
James L. Heskett          61         Director (2)                                          1996
George R. Manser          63         Director (1)(3)                                       1995
John B. McCoy             51         Director (2)                                          1996
Michael E. Moritz         61         Director (1)(3)                                       1995
Jerry E. Robertson        61         Director (3)                                          1995
L. Jack Van Fossen        56         Director (3)                                          1994


(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

  Unless indicated to the contrary, the business experience summaries provided below for the Company's Directors and executive officers describe positions held by the named individuals during the last five years but may exclude other positions held with subsidiaries of the Company.

  Robert D. Walter has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979 and has served as a director and officer of certain of the Company's subsidiaries since their formation or acquisition by the Company. Mr. Walter also serves as a director of Banc One Corporation and Columbia/HCA Healthcare Corporation.

  Melburn G. Whitmire has been a Director of the Company since January 1994 and was elected Vice Chairman of the Company in February 1994. Prior to that, Mr. Whitmire was Chairman of the Board, Chief Executive Officer and President of Whitmire Distribution Corporation, and he has continued to serve in those capacities for Whitmire following its merger transaction with the Company.

  John C. Kane has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Prior to that, Mr. Kane was employed by Abbott Laboratories (a pharmaceutical and health care manufacturer), where he served most recently as President of the Ross Laboratories Division.

  David Bearman has been an Executive Vice President of the Company since February 1994 and, prior to that, served as a Region President from May 1991 to February 1994 and as a Senior Vice President from October 1989. Mr. Bearman has also served as the Company's Chief Financial Officer since joining the Company in October 1989 and serves in similar capacities for subsidiaries of the Company. Prior to joining the Company, Mr. Bearman served as the Chief Finance Executive of the Medical Systems Division of General Electric Company.

  George H. Bennett, Jr. has been Secretary of the Company since July 1994 and an Executive Vice President of the Company since February 1994. Prior to that, Mr. Bennett was a Senior Vice President and Chief Administrative Officer of the Company from May 1991. Mr. Bennett has also served as General Counsel of the Company since joining the Company in January 1984, and serves in a similar capacity for subsidiaries of the Company.

  James E. Clare has been the Company's Executive Vice President - Southern Group since February 1994. Prior to that, Mr. Clare served as the Vice President - Eastern Region of Whitmire Distribution Corporation and has continued to serve as an officer of Whitmire following its merger transaction with the Company.

  Gary E. Close has been the Company's Executive Vice President - Western Group since February 1994. Prior to that, Mr. Close served as the Executive Vice President - Operations of Whitmire Distribution Corporation and has continued to serve as an officer of Whitmire following its merger transaction with the Company.

  Daniel P. Finkelman has been the Company's Executive Vice President - Marketing since joining the Company in May 1994. Prior to that, Mr. Finkelman was a principal with McKinsey & Company, Inc. (an international management consulting firm).

  James F. Millar has been the Company's Executive Vice President - Northern Group since February 1994. Prior to that, Mr. Millar served as a Region President from May 1991, a Senior Vice President of the Company from November 1992, and President of the Company's Cardinal Syracuse, Inc. subsidiary.

  Mitchell J. Blutt has been a Director of the Company since January 1994. Dr. Blutt is an Executive Partner of Chemical Venture Partners (an investment partnership which is the general partner of Chemical Equity Associates). Dr. Blutt also serves as a director of Hanger Orthopedic Group, Inc. and Cyberonics, Inc. See Item 12 for a description of an arrangement pursuant to which Dr. Blutt may continue to be nominated and elected as a Director of the Company.

  John F. Finn has been a Director of the Company since January 1994. Mr. Finn is the Chairman and Chief Executive Officer of Gardner Inc. (an outdoor power equipment distributor).

  Robert L. Gerbig has been a Director of the Company since July 1982. Mr. Gerbig is the President and Chief Executive Officer of Gerbig, Snell/Weisheimer & Associates, Inc. (an advertising agency).

  Michael S. Gross has been a Director of the Company since January 1994. Mr. Gross has been Vice President of Apollo Capital Management, Inc. (which is the general partner of Apollo Investment Fund, L.P., a securities investment fund), since February 1990. Prior to February 1990, Mr. Gross served as an associate
of Drexel Burnham Lambert Incorporated.   Mr. Gross also serves as a director
of Buster Brown Apparel, Inc.; Interco Incorporated; Hills Stores, Inc.; and Cole National Group. See Item 12 for a description of an arrangement pursuant to which Mr. Gross may continue to be nominated and elected as a Director of the Company.

  John F. Havens has been a Director of the Company since its formation in 1979. Prior to his retirement in April 1986, Mr. Havens was the Chairman of the Board of Banc One Corporation (a bank holding company), and he continues to serve as a Director Emeritus of Banc One. Mr. Havens also serves as a director of Worthington Industries, Inc.

  James L. Heskett has been a Director of the Company since December 1982. Dr. Heskett is a Professor at the Harvard University Graduate School of Business Administration and also serves as a director of the Equitable of Iowa Companies.

  George R. Manser has been a Director of the Company since July 1982. Mr. Manser is Chairman of Uniglobe Travel (Capital Cities) Inc. (a travel planning services company). Prior to his retirement in June 1994, Mr. Manser was a director and Chairman of the Board of North American National Corporation (an insurance holding company). Mr. Manser currently serves as a director of AmeriLink Corporation and State Auto Financial Corporation.

  John B. McCoy has been a Director of the Company since November 1987. Mr. McCoy is the Chairman and Chief Executive Officer of Banc One Corporation (a bank holding company). Mr. McCoy also serves as a director of Federal Home Loan Mortgage Corporation; Tenneco Incorporated; and Ameritech Corporation.

  Michael E. Moritz has been a Director of the Company since its formation in 1979. Mr. Moritz served as Secretary of the Company from the formation of the Company in 1979 to July 1994, and served in a similar capacity for subsidiaries of the Company. Mr. Moritz is a partner in the law firm of Baker & Hostetler, which has in the past and currently serves as outside counsel to the Company.

  Jerry E. Robertson has been a Director of the Company since December 1991. Until his retirement in March 1994, Dr. Robertson served as Executive Vice President of the Life Sciences Sector and Corporate Services of Minnesota Mining and Manufacturing Company (a manufacturer of industrial, commercial, health care and consumer products). Dr. Robertson also serves as a director of Manor Care, Inc.; Allianz Life Insurance Company of North America; Coherent, Inc.; Haemonetics Corporation; Life Technologies, Inc.; and Steris Corporation.

  L. Jack Van Fossen has been a Director of the Company since August 1983. Mr. Van Fossen has been the President and Chief Executive Officer of Red Roof Inns, Inc. (a lodging company) since May 1991. Prior to that time, Mr. Van Fossen served as President of Nessoff Corp. (a private investment company) and as President and Chief Executive Officer of Chemlawn Corporation (a lawn care company). Mr. Van Fossen also serves as a director of The Scotts Company.


  The Company's Restated Code of Regulations provides that the Board of Directors shall consist of fourteen members, divided into two classes of five members each and a third class of four members. The Regulations provide that the number of Directors may be increased or decreased by action of the Board of Directors upon the majority vote of the Board, but in no case shall the number of Directors be fewer than nine or more than fourteen without an amendment approved by the affirmative vote of the holders of not less than 75% of the shares having voting power with respect to that proposed amendment. The Regulations require that any proposal to either remove a Director during his term of office or to further amend the Regulations relating to the classification or removal of Directors be approved by the affirmative vote of the holders of not less than 75% of the shares having voting power with respect to that proposal. The Board of Directors may fill any vacancies with a person who shall serve until the shareholders hold an election to fill the vacancy. There are currently no vacancies on the Company's Board of Directors. The officers of the Company serve at the pleasure of the Company's Board of Directors.

  The Executive Committee is empowered to exercise all powers and perform all duties of the Board of Directors when the Board is not in session other than the authority of filling vacancies among the Directors or in any committee of the Directors. The Audit Committee is empowered to exercise all of the powers and authority of the Board of Directors with respect to the Company's annual audit, accounting policies, financial reporting, and internal controls. The Compensation Committee is empowered to exercise all powers and authority of the Board of Directors with respect to compensation of the employees of the Company, sales to employees of stock in the Company, or grants to employees of options to purchase stock in the Company. The Company does not have a nominating committee of the Board of Directors or other committee which performs similar functions.

                 ITEM 11: EXECUTIVE COMPENSATION
                 -------------------------------
                                The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers.

                                                  I.  SUMMARY COMPENSATION TABLE
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                          ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                                                                                      AWARDS
                                               ------------------------------------------------------------------------
                                                                                  OTHER                                    ALL
                                                                                  ANNUAL      RESTRICTED    SECURITIES    OTHER
                                               FY -                              COMPEN-         STOCK      UNDERLYING    COMPEN-
                 NAME AND                     ENDED      SALARY       BONUS       SATION        AWARDS       OPTIONS      SATION
                 PRINCIPAL POSITION            (1)         ($)         ($)        ($)(2)        ($)(3)         (#)        ($)(4)
                 ===================================================================================================================
                 Robert D. Walter              1994     $463,458    $333,705        -         $336,563      73,963      $153,306 (5)
                                             ---------------------------------------------------------------------------------------
                 Chairman and Chief            1993      424,046     190,000     $102,967        -0-        17,250        23,544
                                             ---------------------------------------------------------------------------------------
                 Executive Officer             1992      387,808     256,000        -        1,140,000      16,250          -
                                             ---------------------------------------------------------------------------------------
                 John C. Kane (6)              1994      360,789     255,472        -          251,850      51,225        22,298
                                             ---------------------------------------------------------------------------------------
                 President and Chief           1993       13,269       -0-          -        1,470,000      68,750         -
                                             ---------------------------------------------------------------------------------------
                 Operating Officer

                 Melburn G. Whitmire (6)       1994      120,385     300,000        -            -0-           -0-       193,530 (7)
                                             ---------------------------------------------------------------------------------------
                 Vice Chairman

                 David Bearman                 1994      239,989     127,754        -           73,950      24,425        23,545
                                             ---------------------------------------------------------------------------------------
                 Executive Vice President      1993      223,170      87,000       20,381         -0-        5,000        58,178 (8)
                                             ---------------------------------------------------------------------------------------
                 and Chief Financial
                 Officer                       1992      213,308      99,000         -            -0-        4,813         -
                                             ---------------------------------------------------------------------------------------
                 James F. Millar               1994      201,375     110,515      106,451       65,250      22,225        22,224
                                             ---------------------------------------------------------------------------------------
                 Executive Vice President--    1993      178,846      68,400         -         147,538       4,625        22,794
                                             ---------------------------------------------------------------------------------------
                 Northern Group                1992      165,847      62,000         -         122,648       4,250          -
                 ===================================================================================================================

                 (1)    On March 1, 1994, the Company  changed its fiscal year end from March 31 to June 30.  As such, the information presented for 1994 includes compensation earned, awarded or paid during the fiscal year ended June 30, 1994, and the information presented for prior fiscal years includes compensation earned, awarded or paid  during those fiscal years  ended March 31.

                 (2)    Amounts shown represent reimbursements paid by the Company for taxes incurred by the executive.

                 (3)    Aggregate restricted share holdings and values at June 30, 1994, for the named executive officers are as follows:  (i) Mr. Walter--47,265 shares, $1,852,788; (ii) Mr. Whitmire--0 shares; (iii) Mr.
                        Kane--44,500 shares, $1,744,400; (iv) Mr. Bearman--8,716 shares, $341,667; and (v) Mr. Millar--12,487 shares, $489,490.  Dividends are paid on restricted shares at the same rate as all shares of record.  The restrictions on all shares granted to the named executive officers in fiscal year 1994 lapse 50% on the third anniversary of the grant and 50% on the sixth anniversary of the grant.  The restrictions on the shares granted to Mr. Walter on May 23, 1991 (fiscal year 1992) lapse(d)  as follows -- 30% on December 23,
                        1992, 10% on each of the third through  sixth anniversaries of the grant, and 30% on the seventh anniversary of the grant.  The restrictions on the shares granted to Mr. Kane on February 17, 1993 (fiscal year 1993)
                        lapse 20% on each of the third through seventh anniversaries of the grant; provided that if Mr. Kane's employment with the Company continues through the fifth anniversary of the grant and is thereafter terminated by the Company other than for cause, then the restrictions on the remaining unvested shares shall lapse as of such termination date. The restrictions on the shares granted to Mr. Millar on:  (i) July 2,
                        1991 (fiscal year 1992) lapsed on April 30, 1994; and (ii) June 18, 1992 (fiscal year 1993) lapse on April
                        30, 1995.

                 (4)    Amounts shown represent Company contributions to the executive's account under the
                        Company's Profit Sharing and Retirement Savings Plan in the case of Messrs. Walter, Kane, Bearman and
                        Millar; and contributions under the Whitmire Retirement Savings Plan in the case of Mr. Whitmire.

                 (5)    Includes $130,635 for premiums paid by the Company on a split-dollar life insurance arrangement among the Company, Mr. Walter, and a trust for Mr. Walter's family.  The Company will recover all such premiums paid by it, plus interest at the rate of 3% per annum, upon the earlier to occur of
                        January 12, 2003, or the death of the survivor of Mr. Walter and his spouse.

                 (6)    Mr. Kane joined the Company in February 1993.  Mr. Whitmire joined the Company in February
                        1994 following the Whitmire Merger.  Compensation included in the Summary Compensation Table for Mr.
                        Whitmire excludes all compensation paid by Whitmire prior to the Whitmire Merger (including the Cardinal
                        Exchange Options described in "Certain Relationships and Related Transactions-Transactions in Connection
                        with the Whitmire Merger").


(7) Includes $10,000 for Company funded matching contributions and $85,000 for premiums paid by the Company on a split-dollar insurance arrangement between the Company and Mr. Whitmire under the Whitmire Selective Deferred Compensation Plan. The Company will recover all such premiums paid by it upon the death of Mr. Whitmire. Also includes $90,000 for previously accrued vacation time paid to Mr. Whitmire in connection with the Whitmire Merger.

(8)  Includes $34,634 for expenses related to relocation.

                   II. OPTION/SAR GRANTS IN LAST FISCAL YEAR
- - ---------------------------------------------------------------------------------------------------------------------
                                       Individual Grants
- - ---------------------------------------------------------------
                                     Percent of
                     Number of          Total                                     Potential Realizable Value
                     Securities         Options                                      at Assumed Annual Rates
                     Underlying       Granted to                                 of Stock Price Appreciation
                      Options         Employees       Exercise                        for Option Term(3)
                      Granted         in Fiscal        Price     Expiration
Name                   (#)(1)           Year(2)        ($/Sh)       Date        0%($)          5%($)         10%($)
=====================================================================================================================
Robert D. Walter      34,500(4)        4.74%          $34.60      10/13/03       $-0-         $750,712     $1,902,450
- - ---------------------------------------------------------------------------------------------------------------------
                      39,463(5)        5.42            38.60       4/08/04        -0-          957,977      2,427,703
- - ---------------------------------------------------------------------------------------------------------------------
John C. Kane          25,000(4)        3.43            34.60      10/13/03        -0-          543,994      1,378,587
- - ---------------------------------------------------------------------------------------------------------------------
                      26,225(5)        3.60            38.60       4/08/04        -0-          636,621      1,613,322
- - ---------------------------------------------------------------------------------------------------------------------
Melbum G. Whitmire       N/A            N/A             N/A          N/A          N/A             N/A         N/A
- - ---------------------------------------------------------------------------------------------------------------------
David Bearman         11,250(4)        1.55            34.60      10/13/03        -0-          244,797        620,364
- - ---------------------------------------------------------------------------------------------------------------------
                      13,175(5)        1.81            38.60       4/08/04        -0-          319,828        810,506
- - ---------------------------------------------------------------------------------------------------------------------
James F. Miller       10,000(4)        1.37            34.60      10/13/03        -0-          217,598        551,435
- - ---------------------------------------------------------------------------------------------------------------------
                      12,225(5)        1.68            38.60       4/08/04        -0-          296,766        752,063
=====================================================================================================================

(1)  All options granted during the fiscal year to the named executives were qualified stock options.

(2)  Based on 728,058 options granted to all employees during the fiscal year ended June 30, 1994.

(3)  These accounts are based on hypothetical appreciation rates of 0%, 5% and 10% and are not intended to forecast the actual future appreciation of the Company's stock price. No gain to optionees is possible without an actual increase in the price of the Company's shares, which increase benefits all of the Company's shareholders.

(4)  Option is exerciseable on and after October 13, 1996.

(5)  Option is exercisable on and after April 8, 1997.


             III. AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES



===========================================================================================
                                                        Number of          Value of
                                                        Unexercised        Unexercised
                                                        Options            In-the-Money
                                                        at FY-End          Options
                                                             (#)              ($)
                                                       ------------       --------------
                          Shares          Value
                          Acquired on    Realized      Exercisable/        Exercisable/
Name                      Exercise (#)      ($)        Unexerciseable      Unexerciseable
- - -------                  -------------   ---------     --------------    ------------------
===========================================================================================
Robert D. Walter               -0-         $-0-        38,125/107,463     $960,278/$735,202
- - -------------------------------------------------------------------------------------------
John C. Kane                   -0-          -0-           -0-/119,975         -0-/1,395,735
- - -------------------------------------------------------------------------------------------
Melburn G. Whitmire(1)         -0-          -0-           532,333/-0-        19,986,259/-0-
- - -------------------------------------------------------------------------------------------
David Besman                   -0-          -0-         19,239/34,238       503,125/221,406
- - -------------------------------------------------------------------------------------------
James F. Miller              1,788       65,262         10,264/31,100       260,355/199,985
===========================================================================================

(1)  Prior to the Whitmire Merger, Mr. Whitmire held options to purchase 51,002 shares of common stock, $0.01 par value, of Whitmire. In connection with the Whitmire Merger, these options were automatically converted into options to purchase 532,333 Class A Common Shares of the Company (as adjusted to reflect the Company's 5-for-4 stock split paid
     June 30, 1994).


EMPLOYMENT AGREEMENTS
- - ----------------------
   In connection with the Whitmire Merger, Messrs. Whitmire, Clare and Close each entered into an employment agreement with Whitmire, the performance of which was guaranteed by the Company. The employment agreements provide for an employment term of three years commencing February 7, 1994, and payment of a base salary of $275,000 for Mr. Whitmire, $98,400 for Mr. Clare and $180,000 for Mr. Close, such base salaries to be reviewed for possible increase at least annually. The agreements also provide for an annual bonus payable in accordance with the bonus plan in which other Company executive officers participate from time to time. The emplyment agreements provide that individual parties to the employment agreements will be entitled to participate in group health, life, disability insurance, retirement savings and other employee benefit plans which are substantially equivalent in the aggregate to either (i) Whitmire's group benefit plans in effect at the time of the Whitmire Merger or (ii) the group benefit plans maintained from time to time by the Company in which the other executives of the Company participate. In addition, the employment agreements contain noncompete covenants effective throughout the employment term, and for up to two additional one year periods following the employment term (the "Extension Period"). As consideration for his noncompete covenants, Mr. Whitmire will receive two consecutive annual payments of $600,000 each, with the first such payment to be paid on the 30th day after the earlier of the termination of Mr. Whitmire's employment or February 7, 1999. As consideration for their respective noncompete covenants following the termination of their employment with the Company, each of Messrs. Clare and Close may, if the noncompete covenants are triggered during the Extension Period by the Company, at its election, continue to receive during the Extension Period base salary, 50% of their bonus target, and participation in certain group benefit plans.

COMPENSATION OF DIRECTORS
- - -------------------------
   The Company's non-employee Directors are paid $2,000 per quarter plus $1,000 for each Board meeting attended. Non-employee Directors are also entitled to receive $600 for each Committee meeting attended. Employee Directors do not receive compensation in their capacity as a Director.

   Pursuant to the Company's Directors' Stock Option Plan, as amended (the "Directors' Option Plan"), options to purchase that number of Class A Common Shares having a fair market value of $50,000 on the date of grant are automatically granted on an annual basis to each non-employee Director who has served as such for three consecutive annual meetings. The exercise price of these options is the fair market value of the Class A Common Shares on the date of grant. In addition, options to purchase that number of Class A Common Shares having a fair market value of $100,000 on the date of grant are automatically made to each non-employee Director subsequently added to the Board. The exercise price of these options is the fair market value of Class A Common Shares on the date of grant. All grants under the Directors' Option Plan vest immediately, are exerciseable for ten years from the date of grant, and are subject to adjustment for subsequent stock dividends, splits, and other changes in the Company's capital structure. If a Director ceases to serve as such, then options previously granted under the Directors' Option Plan lapse unless exercised within six months (twelve months in the case of a Director's death). Options granted under the Directors' Option Plan are treated as "nonqualified options" under the Code.

   The Company has entered into Indemnification Agreements with each of its Directors. See "Certain Relationships and Related Transactions--
Indemnification Agreements."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
- - -----------------------------------------------------------
   John F. Finn, John F. Havens, James L. Heskett and John B. McCoy are the members of the Company's Compensation Committee. Mr. McCoy is Chairman and Chief Executive Officer of Banc One Corporation ("Banc One"). Robert D. Walter, Chairman and Chief Executive Officer of the Company, is a director of Banc One.

    Banc One is the parent corporation of Bank One, Columbus, N.A. ("Bank One, Columbus"), a bank with which the Company conducts business. As of June 30, 1994, the Company had lines of credit totaling $46 million with Bank One, Columbus, of which $4 million was drawn upon at June 30, 1994. Bank One is also the parent corporation of Bank One, Indianapolis, N.A. ("Bank One, Indianapolis"), which serves as the transfer agent for the Company's Class A Common Shares and as Trustee under the Indentures pertaining to the Company's 8% Notes due 1997 and its 6 1/2% Notes due 2004.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - ------------------------------------------------------------------------
    The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Shares as of August 19, 1994, by: (a) Company Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Class A Common Shares; (c) the Company's Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Class A Common Shares set forth opposite their names.

                                                                             Number of Class A
                                                                               Common Shares
         Name of Beneficial Owner                                           Beneficially Owned      Percent of Class
         ------------------------                                           ------------------      ----------------
         Robert D. Walter (1) (2) (3)                                            3,315,975                 9.14%
         Apollo Investment Fund, L.P. (4)                                        3,333,921                 9.20
         Chemical Equity Associates (5)                                          3,261,803                 8.32
         FMR Corp. (6)                                                           2,650,857                 7.31
         Firstar Corporation (7)                                                 2,147,863                 5.92
         Nicholas Company, Inc. (8)                                              2,011,500                 5.55
         Melburn G. Whitmire (3) (9)                                             1,205,134                 3.28
         Michael E. Moritz (1) (10) (11)                                           551,233                 1.52
         John C. Kane (3)                                                           58,250                   *
         George R. Manser (11)                                                      52,598                   *
         Robert L. Gerbig (11)                                                      38,642                   *
         John B. McCoy (11) (12)                                                    33,434                   *
         L. Jack Van Fossen (11)                                                    29,724                   *
         James L. Heskett (11) (13)                                                 18,521                   *
         John F. Havens (11)                                                        12,805                   *
         Jerry E. Robertson (11)                                                     8,056                   *
         John F. Finn (11) (14)                                                      5,057                   *
         Michael S. Gross (11) (15)                                                  2,865                   *
         Mitchell J. Blutt, M.D. (11) (15)                                           2,865                   *
         James F. Millar (3)                                                        36,530                   *
         David Bearman (3)                                                          35,483                   *
         All Executive Officers and Directors as a                               5,301,729                14.27%
            Group (16) (20 Persons)

_________________
 (1) Mr. Walter's address is 655 Metro Place South, Suite 925, Dublin, Ohio 43017. Mr. Walter, Edward D. Esping and members of his family (the "Espings"), and Mr. Moritz are parties to a Shareholders Agreement dated July 13, 1984, as amended (the "Shareholders Agreement"), pursuant to which they have agreed to act jointly in voting certain Class A Common Shares (the "Pooled Shares") owned by each of them in a manner determined desirable by the holders of a majority of the Pooled Shares. The Pooled Shares are owned as follows: Mr. Walter - 2,525,146 shares; the Espings - 173,505 shares; and Mr. Moritz - 528,428 shares. Since Mr. Walter owns a majority of the Pooled Shares, he controls the voting of the Pooled Shares. The Pooled Shares are subject to a right of first refusal in favor of the owners of the remaining Pooled Shares. The terms of the Shareholders Agreement will continue through September 14, 1999, unless earlier terminated by, among other things, the decision by then-holders of a majority of the Pooled Shares, any event which results in Mr. Walter not owning a majority of the Pooled Shares, or the release from the Shareholders Agreement of more than 50% of the original Pooled Shares.
     Mr. Walter has sole investment power with respect to the 2,525,146 Pooled Shares he owns of record and, as a result of the Shareholders Agreement, he has shared voting power with respect to all the Pooled Shares (which include such 2,525,146 shares).

 (2) Bank One Trust Company, N.A. is the trustee of separate trusts (the "Walter Trusts") for the benefit of each of Mr. Walter's three children. Each such trust owns 45,897 Class A Common Shares. Class A Common Shares listed as being beneficially owned by Mr. Walter exclude the 137,691 Class A Common Shares owned by the Walter Trusts, and Mr. Walter disclaims beneficial ownership of such Class A Common Shares.

 (3) Class A Common Shares and the percent of class listed as being beneficially owned by the Company's named executive officers include outstanding options to purchase Class A Common Shares which are exercisable within 60 days of August 19, 1994, as follows: Mr. Walter - 38,125 shares; Mr. Kane - -0-shares; Mr. Whitmire - 532,333 shares; Mr. Bearman - 19,239 shares; and Mr. Millar - 10,264 shares.

 (4) The address of Apollo Investment Fund, L.P. ("Apollo") is Two Manhattanville Road, Purchase, New York 10577. Apollo's managing general partner is Apollo Advisors, L.P., whose general partner is Apollo Capital Management, Inc. Michael S. Gross, who also serves as a Director of the Company, is a Vice President of Apollo Capital Management, Inc. Each of the foregoing parties may be deemed to be the beneficial owner of the Class A Common Shares owned by Apollo, although each expressly disclaims beneficial ownership of such shares.

(5) The address of Chemical Equity Associates ("CEA") is c/o Apollo Advisors, L.P., 270 Park Avenue (5th Floor), New York, New York 10017. Class A Common Shares and the percent of class listed as being beneficially owned by CEA include 2,971,375 Class A Common Shares issuable upon the conversion of the same number of Class B Common Shares, which conversion is possible only under the circumstances set forth in the Company's Articles. At August 19, 1994, CEA was the beneficial owner of all of the Company's 2,971,375 Class B Common Shares issued and outstanding. Mitchell J. Blutt, M.D., who serves as a Director of the Company and as an Executive Partner of Chemical Venture Partners, the sole general partner of CEA; Chemical Banking Corporation, whose wholly owned subsidiary is a general partner of Chemical Venture Partners; Jeffrey C. Walker, Managing General Partner of Chemical Venture Partners; and Arnold L. Chavkin, David L. Ferguson, Donald
     J. Hofmann, Brian J. Richmand and Shahan D. Soghikian, partners of Chemical Venture Partners; may also be deemed to be beneficial owners of the Common Shares held by CEA, although they expressly disclaim beneficial ownership of such shares.

 (6) Based on information obtained from a 13G filed by FMR Corp. with the Securities and Exchange Commission on or about February 11, 1994. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

 (7) Based on information obtained from a 13G filed by Firstar Corporation with the Securities and Exchange Commission on or about February 11, 1994. The address of Firstar Corporation is 777 E. Wisconsin Avenue, Milwaukee, Wisconsin 53202.

 (8) Based on information obtained from a 13G filed by Nicholas Company, Inc. with the Securities and Exchange Commission on or about February 8, 1994. The address of Nicholas Company, Inc. is 700 North Water Street, Milwaukee, Wisconsin 53202.

 (9) Includes 4,801 Class A Common Shares held by Mr. Whitmire and his wife as custodian for the benefit of their minor daughter.

(10) Mr. Moritz has sole investment power with respect to all but 10,000 Class A Common Shares listed as being beneficially owned by him in the table above, which 10,000 shares are held by a family partnership of which Mr. Moritz and his spouse are general partners and over which he has shared investment and voting power. As a result of the Shareholders Agreement described in Note (1) above, Mr. Moritz has shared voting power with respect to the Pooled Shares owned by him.

(11) Class A Common Shares and the percent of class listed as being beneficially owned by the listed Company Directors (except for Messrs. Kane, Walter and Whitmire) include outstanding options to purchase Class A Common Shares which are exercisable under the Company's Directors' Stock Option Plan as follows: Mr. Moritz - 12,805 shares; Dr. Robertson - 8,056 shares; Messrs. Gross, Blutt, and Finn - 2,865 shares each; and each other listed Director (except for Messrs., Kane, Walter and Whitmire) - 10,120 shares.

(12) Includes 2,827 Class A Common Shares which are held by Mr. McCoy in trust for the benefit of his children, but does not include Class A Common Shares owned by Banc One Corporation and its subsidiaries.

(13) Includes 686 Class A Common Shares held by Mr. Heskett in trust for the benefit of his children.

(14) Includes 625 Class A Common Shares held jointly by Mr. Finn and his wife, 106 Class A Common Shares held in his wife's individual retirement account, and 62 Class A Common Shares held for the benefit of each of Mr. Finn's two minor children.

(15) Does not include Common Shares beneficially owned by Apollo, in the case of Mr. Gross, or by CEA, in the case of Dr. Blutt (see Notes (4) and (5)). As a result of the Company's merger with Whitmire Distribution Corporation in February 1994 (the "Whitmire Merger"), Apollo has the right to designate two nominees for election as Directors of the Company for so long as (A) Apollo, including any of its affiliates and any of its accounts under common management and control (the "Apollo Group"), and
     (B) any former shareholder of Whitmire (exclusive of Apollo Advisors, L.P. and any such shareholders who were current or former employees of Whitmire as of October 11, 1993, or any family members of such employees or trusts for their benefit ("Management Shareholders")) each continue to have a pecuniary interest in 1,250,000 or more Common Shares issued to such person in the Whitmire Merger (the "Threshold Amount"). Further, Apollo Advisors, L.P. has the right to designate one individual for so long as only one of the Apollo Group or any former shareholder of Whitmire (exclusive of Apollo Advisors, L.P. or Management Shareholders) shall continue to have a pecuniary interest in a number of Common Shares which equals or exceeds the Threshold Amount. In connection with the Whitmire Merger, Apollo designated Messrs. Gross and Blutt as nominees for Directors of the Company and they were elected by the Company's shareholders. In addition, until the Apollo Group no longer has a pecuniary interest in a number of Common Shares equal to or exceeding the Threshold Amount, the Company must include as a member of its Audit Committee one Director designated by the Apollo Group and, if Mr.Whitmire ceases to be a member of the Company's Executive Committee, one Director designated by the Apollo Group on the Company's Executive Committee.

(16) Class A Common Shares and percent of class listed as being beneficially owned by all executive officers and Directors as a group include: (a) all Pooled Shares, including those Pooled Shares owned by the Espings; and (b) outstanding options to purchase Class A Common Shares which are exercisable within 60 days of August 19, 1994, but do not include any Class A Common Shares beneficially owned by Apollo, CEA or Banc One (including the 137,691 Class A Common Shares owned by the Walter Trusts).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------------------------------------------------------
BUSINESS TRANSACTIONS
- - ---------------------
    A property which includes parts of the Company's former Columbus food distribution center is leased by the Company from a limited partnership in which the general partner is Mr. Walter and the limited partners include certain shareholders and directors of the Company or their affiliates. The Company has subleased this property to third parties at rentals substantially in excess of the rentals it is required to pay. The initial term of the Company's lease expired February 29, 1984, and the lease is currently in its second ten-year renewal term. The Company has options to renew the lease for two additional ten-year terms. The rent payable by the Company is $92,000 per annum during each of the first two renewal terms, and the fair rental value of the premises during each of the last two renewal terms. The Company has a first- refusal option to purchase the premises in the event the lessor proposes to sell the premises to a third party. See also, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

    In the opinion of management, the transactions described above are on terms at least as favorable as could be obtained from unaffiliated third parties.

EMPLOYMENT AGREEMENTS
- - ---------------------
    For a discussion of the employment agreements between the Company and each of Messrs. Whitmire, Close and Clare, see "Executive Compensation - Employment Agreements."


TRANSACTIONS IN CONNECTION WITH THE WHITMIRE MERGER
- - ---------------------------------------------------

         COMPANY COMMON SHARES ISSUED IN THE MERGER

         As a result of the Whitmire Merger, the persons listed in the table below received either Class A Common Shares or Class B Common Shares of the
Company in exchange for Whitmire common stock or Whitmire class B common stock
(including Whitmire stock acquired upon the exercise of warrants):

                                                Class A                           Class B
                                            Common Shares                     Common Shares
                                            --------------                    -------------
Melburn G. Whitmire                             672,801                             -0-
Gary E. Close                                   167,000                             -0-
James E. Clare                                   62,625                             -0-
Apollo Investment Fund, L.P. (1)              3,333,921                             -0-
Chemical Equity Associates (1)                  290,428                          2,971,375

         (1) At the time of the Whitmire Merger, the Whitmire stock was held of record by M.D. investors, L.P. ("MD"), a limited partnership whose general partner was Apollo and whose limited partner was CEA. Shortly following the Whitmire Merger, MD was dissolved and the Common Shares of the Company issued in the Whitmire Merger were distributed to MD's partners. The numbers shown in the table above reflect the Common Shares held by Apollo and CEA following the dissolution of MD.


         CONVERSION OF OPTIONS

         In connection with the Whitmire Merger, options to purchase Whitmire common stock were automatically converted into options to purchase a number of Class A Common Shares equal to the number of shares of Whitmire common stock issuable immediately prior to the Whitmire Merger multiplied by the exchange ratio used for the Whitmire Merger. Accordingly, options to purchase Whitmire common stock held by Messrs. Whitmire, Close and Clare were converted into options to purchase Class A Common Shares of the Company ("Cardinal Exchange Options") at exercise prices ranging from less than $.01 to $2.20 per share as follows: Mr. Whitmire -- 532,333 shares; Mr. Close -- 146,125 shares; Mr. Clare -- 52,187 shares.


         REDEMPTION OF WHITMIRE PREFERRED STOCK

         Immediately prior to the completion of the Whitmire Merger, and as a condition to such completion, Whitmire redeemed all of its issued and outstanding Senior Preferred Stock and Series A Preferred Stock at the redemption price of $100 per share, plus cumulated and unpaid dividends, resulting in redemption payments to MD and CEA of $13,598,000 and $6,558,000, respectively. As described above, MD was dissolved shortly following the Whitmire Merger. Of the $13,598,000 in redemption payments to MD, $10,200,182 was for the benefit of Apollo and $3,398,248 was for the benefit of CEA.

         WHITMIRE REGISTRATION RIGHTS AGREEMENT

         In connection with the Whitmire Merger, the Company granted to Apollo, CEA, and Mr. Whitmire (collectively, the "Whitmire Stockholders") certain rights to require the Company to register under the Securities Act of 1933, as amended (the "Securities Act") Class A Common Shares held by them (including Class A Common Shares issuable to CEA upon conversion of Class B Common Shares). These rights include "demand" and "piggyback" registration rights and are contained in the Registration Rights Agreement dated as of October 11, 1993, as amended (the "Registration Rights Agreement"), among the Company, the Whitmire Stockholders, and Robert D. Walter, Chairman of the Company. Under the Registration Rights Agreement, the Whitmire Stockholders are entitled to require the Company to file a registration statement under the Securities Act with the Securities and Exchange Commission covering the sale of their shares (a "Required Registration") up to seven times in the five-year period ending April 25, 1999, unless earlier terminated or extended as provided below. The Whitmire Stockholders may only request up to four Required Registrations during the three-year period ending April 25, 1997. The Company will pay all expenses incurred in connection with up to four Required Registrations, exclusive of the fees and expenses of counsel for selling stockholders. In addition, the selling Whitmire Stockholders will be responsible for any underwriters' discounts and commissions attributable to the sale of their shares.


         The Company is not required to effect the first Required Registration under the Registration Rights Agreement unless Whitmire Stockholders (together with certain permitted transferees) making the request hold at least 1,250,000 Common Shares, and the Company is not required to effect subsequent Required Registrations unless such persons hold (i) at least 937,500 Common Shares acquired in the Whitmire Merger, or (ii) Common Shares acquired in the Whitmire Merger with a fair market value of at least $25 million. The Whitmire Stockholders may not make a request for a Required Registration until 180 days have elapsed since the completion of a prior Required Registration. In addition, the Company has the right to delay for up to 90 days the filing of a registration statement with respect to a Required Registration if the Company's Board of Directors determines such action is in the best interests of the Company's shareholders, but the Company may not invoke a delay if at least 12 months have not elapsed from the end of any previous delay period. These delays and certain other events will extend on a day-for-day basis the five-and three-year periods referred to in the preceding and following paragraphs.


         The Registration Rights Agreement also provides that the Whitmire Stockholders have the right to include their Class A Common Shares in registration statements filed by the Company in connection with primary or secondary offerings for cash (with certain exceptions). These "piggyback" registration rights also terminate on April 25, 1999, unless earlier terminated or extended.

         The demand and piggyback registration rights granted to (i) CEA, its affiliates and successors (the "Chemical Holders"), and (ii) Apollo, its affiliates and successors (the "Apollo Holders"), terminate prior to April 25, 1999, if the Chemical Holders or the Apollo Holders, as the case may be, either
(i) shall beneficially own fewer than 312,500 Common Shares or (ii) shall acquire more than an additional 625,000 Common Shares without the Company's consent. The Registration Rights Agreement also limits the grant by the Company of additional registration rights.


                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - -------------------------------------------------------------------------

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                              Pag
                                                                                              ---
Independent Auditors' Reports                                                                 16-17
Financial Statements:

         Consolidated Statements of Earnings for the Fiscal Years Ended
              June 30, 1994, Twelve Months Ended June 30, 1993,
               and Fiscal Years Ended March 31, 1993, and March 31, 1992                       18
         Consolidated Balance Sheets at June 30, 1994, and March 31, 1993                      19
         Consolidated Statements of Shareholders' Equity for the Fiscal
              Years Ended June 30, 1994, March 31, 1993, and March 31, 1992                    20
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
              June 30, 1994, March 31, 1993, and March 31, 1992                                21
         Notes to Consolidated Financial Statements                                           22-39

(a)(2)   The following Supplemental Schedule is included in  this report:

                                                                                              Page
                                                                                              ----

         Schedule VIII - Valuation and Qualifying Accounts                                     58


         All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.


(a)(3) Exhibits required by S-K item 601:


EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION
- - ------                  -------------------
2.01           Agreement and Plan of Reorganization dated October 11, 1993, among the Registrant,
               Cardinal Merger Corp., Whitmire, and certain other persons named therein.(1)

3.01           Amended and Restated Articles of Incorporation of the Registrant, as amended.(2)

3.02           Restated Code of Regulations of the Registrant, as amended.(2)

4.01           Specimen Certificate for the Registrant's Class A Common Shares.

4.02           Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 8% Notes Due 1997.(3)

4.03     Indenture between the Registrant and Bank One Indianapolis, NA relating to the Registrant's 6 1/2% Notes Due 2004.(2)


4.04     Registration Rights Agreement dated as of October 11, 1993, as amended, among the Registrant, certain former stockholders of Whitmire, and Robert D. Walter.

Other long-term debt agreements of the Registrant are not filed pursuant to
Item 601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.01        Stock Incentive Plan of the Registrant, as amended.*

10.02        Forms of Cardinal Exchange Option Agreements entered into February 7, 1994, by the Registrant, Whitmire, and certain officers of the Registrant and certain employees of Whitmire.(4)*

10.03        Directors' Stock Option Plan of the Registrant, as amended and restated.

10.04        Employment Agreement dated October 11, 1993, among Whitmire, Melburn G. Whitmire and the Registrant, as amended.(5)*

10.05        Employment Agreement dated October 11, 1993, among Whitmire, Gary E. Close, and the Registrant, as amended. (5)*

10.06        Employment Agreement dated October 11, 1993, among Whitmire, James E. Clare, and the Registrant.(2)*

10.07        Form of Indemnification Agreement between the Registrant and individual directors.(6)

10.08        Form of Indemnification Agreement between the Registrant and individual officers.(7)*

10.09        Form of Indemnification Agreement between Whitmire and directors and officers of Whitmire.*

10.10        Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company,
             NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter.*

10.11        Whitmire Distribution Corporation Selective Deferred Compensation Plan, as amended, and form of related Split-Dollar
             Agreements.*

10.12        Lease for Registrant's Peabody, Massachusetts, distribution center dated April 30, 1986, as amended.(8)

10.13        Lease for portions of the Registrant's Columbus Investment Property dated July 7, 1958, as amended.(9)

10.14        Cardinal Health, Inc. Incentive Deferred Compensation Plan dated April 7, 1994.*

10.15        Shareholders Agreement dated July 13, 1984, as amended.(10)

11.01        Statement concerning computation of per share earnings.

21.01        List of subsidiaries of the Registrant.

23.01        Consent of Deloitte & Touche LLP.

23.02        Consent of Arthur Andersen & Co.

27.01        Financial Data Table
______________

      (1) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (No. 0-12592) and incorporated herein by reference.

      (2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference.

      (3)    Included as an exhibit to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 31, 1992 (No. 0-12591) and incorporated herein by reference.

      (4)    Included as an exhibit to the Registrant's Statement on Form S-8
             (No. 33-52535) and incorporated herein by reference.

      (5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 (No. 0-12591) and hereby incorporated herein by reference.

      (6)    Included as an exhibit to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 29, 1986 (No. 0-12591) and incorporated herein by reference.

      (7)    Included as an exhibit to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 28, 1987 (No. 0-12591) and incorporated herein by reference.

      (8)    Included as an Exhibit to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 31, 1988 (No. 0-12591) and incorporated herein by reference.

      (9) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

      (10)   Included as an exhibit to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

      *      Management contract or compensation plan or arrangement.

(b)   Reports on Form 8-K:  None.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDINAL HEALTH, INC.

September 2, 1994                         By: /s/ Robert D. Walter
                                             --------------------------
                                          Robert D. Walter, Chairman and
                                          Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                                      Date
- - ----                                        -----                                      ----
/s/ Robert D. Walter                  Chairman, Chief Executive                  September 2, 1994
- - --------------------------            Officer and Director
Robert D. Walter                      (principal executive officer)


/s/ David Bearman                     Executive Vice President and Chief        September 2, 1994
- - --------------------------            Financial Officer (principal
David Bearman                         financial officer and principal
                                      accounting officer)

/s/ John C. Kane                      President, Chief Operating Officer
- - --------------------------            and Director                               September 2, 1994
John C. Kane

/s/ Mitchell J. Blutt, M.D.           Director                                   September 2, 1994
- - ---------------------------
Mitchell J. Blutt, M.D.

/s/ John F. Finn                      Director                                   September 2, 1994
- - --------------------------
John F. Finn

/s/ Robert L. Gerbig                  Director                                   September 2, 1994
- - --------------------------
Robert L. Gerbig

/s/ Michael S. Gross                  Director                                   September 2, 1994
- - --------------------------
Michael S. Gross

/s/ John F. Havens                    Director                                   September 2, 1994
- - --------------------------
John F. Havens


/s/ James L. Heskett                  Director                                   September 2, 1994
- - --------------------------
James L. Heskett


/s/ George R. Manser                  Director                                   September 2, 1994
- - --------------------------
George R. Manser

/s/ John B. McCoy                     Director                                   September 2, 1994
- - --------------------------
John B. McCoy

/s/ Michael E. Moritz                 Director                                   September 2, 1994
- - --------------------------
Michael E. Moritz

/s/ Jerry E. Robertson                Director                                   September 2, 1994
- - --------------------------
Jerry E. Robertson

/s/ L. Jack Van Fossen                Director                                   September 2, 1994
- - --------------------------
L. Jack Van Fossen

/s/ Melburn G. Whitmire               Director                                   September 2, 1994
- - --------------------------
Melburn G. Whitmire

CARDINAL HEALTH, INC. AND SUBSIDIARIES
- - --------------------------------------

Schedule VIII - Valuation and Qualifying Accounts
For Fiscal Year Ended June 30, 1994, Three Months ended June 30, 1993, Fiscal
- - -----------------------------------------------------------------------------
Years March 31, 1993, and March 31, 1992 (In thousands)
- - -------------------------------------------------------

               Column A                                      Column B           Column C              Column D         Column E
               --------                                     ----------  -----------------------       --------         --------
                                                            Balance at  Charged to   Charged to                       Balance at
                                                             Beginning   Costs and      Other                            End of
              Description                                    of Period    Expenses     Accounts      Deductions          Period
              -----------                                   ----------   ---------    ---------      ----------       ----------

Valuation allowance for doubtful receivable:
                                                                                       $  308 (1)
                                                                                          648 (3)
                                                                                       ------
Fiscal Year 1994                                             $15,108      $9,761       $  956          $(4,231) (2)     $21,594
                                                             =======      ======       ======          =======          =======

                                                                                       $   38 (1)
Three-months ended June 30, 1993 (4)                                                    1,410 (3)
                                                                                       ------
   (Columns C & D Cardinal only)                             $13,428     $   606       $1,448          $  (374) (2)     $15,108
                                                             =======     =======       ======          =======          =======
Fiscal Year 1993                                             $12,257      $4,498       $  136 (1)      $(3,463) (2)     $13,428
                                                             =======      ======       ======          =======          =======
                                                                                       $1,304 (1)
                                                                                        2,022 (3)
                                                                                       ------
Fiscal Year 1992                                            $  8,371      $5,224       $3,326          $(4,664) (2)     $12,257
                                                             =======      ======       ======          =======          =======

         (1)  Recovery of amounts provided for or written off in prior years.
         (2)  Current year write-off of uncollectible accounts.
         (3)  Amount arises from the acquisition of a subsidiary.
         (4)  See Note 1 of "Notes to Consolidated Financial Statements" regarding basis of presentation.

                                      58