Form 10-Q
period 1994-09-30
CARDINAL HEALTH INC
filed 1994-11-08
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994        Commission File Number 0-12591
                  ------------------                               -------


                             CARDINAL HEALTH, INC.
                             ---------------------
                  (Formerly known as Cardinal Distribution, Inc.)
             (Exact name of registrant as specified in its charter)


       Ohio                                          31-0958666
       ----                                          -----------
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


                 Yes        X            No
                      ------------          ------------

         The number of Registrant's Common Shares outstanding at November 2, 1994 was as follows:

         common shares, without par value ("Class A Common Shares")   41,717,532

                                                        Page 2 of 13

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES


                                     Index


                                                                                              Page No.
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 1994 and
           June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

           Consolidated Statements of Earnings for the Three Months
           Ended September 30, 1994 and September 30, 1993  . . . . . . . . . . . . . . .          4

           Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1994 and September 30, 1993  . . . . . . . . . . . . . . .          5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        6-7


Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .        8-9



Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .      10-13


                         PART I.  FINANCIAL INFORMATION
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In thousands)


                                                               September 30, 1994      June 30, 1994
                                                               ------------------      -------------
                                                                     (Unaudited)
ASSETS

   Current assets:
      Cash and equivalents                                          $    126,781           $   54,941
      Trade receivables                                                  473,137              340,911
      Merchandise inventories                                            962,251              868,210
      Prepaid expenses and other                                          26,656               23,062
                                                                     -----------          -----------
             Total current assets                                      1,588,825            1,287,124

   Property and equipment - at cost:                                     145,300              119,375
      Accumulated depreciation and amortization                          (72,839)             (59,346)
                                                                     -----------          ------------
      Property and equipment-net                                          72,461               60,029

   Other assets                                                           65,867               48,449
                                                                     -----------          -----------

             Total                                                    $1,727,153           $1,395,602
                                                                     ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Notes payable - banks                                           $                    $   25,000
      Current portion of long-term obligations                             3,517                2,929
      Accounts payable                                                   937,215              705,702
      Other accrued liabilities                                           93,753               82,411
                                                                     -----------          -----------
             Total current liabilities                                 1,034,485              816,042

   Long-term obligations - less current portion                          211,491              210,086
   Other liabilities                                                         143                  980

   Shareholders' equity:
      Common Shares-without par value                                    343,574              255,458
      Retained earnings                                                  144,623              120,399
      Common Shares in treasury, at cost                                  (3,438)              (3,390)
      Unamortized restricted stock awards                                 (3,725)              (3,973)
                                                                     -----------          -----------
             Total shareholders' equity                                  481,034              368,494
                                                                     -----------          -----------

             Total                                                    $1,727,153          $ 1,395,602
                                                                     ===========          ===========

See notes to consolidated financial statements.


                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                        Three Months Ended
                                                -------------------------------------
                                                 September 30,          September 30,
                                                      1994                   1993
                                                 ------------           -------------
Net sales                                          $1,818,687              $1,291,470

Cost of products sold                               1,715,330               1,213,695
                                                   ----------              ----------

Gross margin                                          103,357                  77,775

Selling, general & administrative expenses            (72,201)                (53,556)
                                                   ----------              ----------

Operating earnings                                     31,156                  24,219

Other income (expense):
   Interest expense                                    (3,856)                 (4,227)
   Other, net                                             401                   1,242
                                                   ----------              ----------

Earnings before income taxes                           27,701                  21,234

Provision for income taxes                            (11,676)                 (8,908)
                                                   ----------              ----------

Net earnings                                           16,025                  12,326

Preferred dividends declared/accretion                                           (520)
                                                   ----------              ----------

Earnings available for Common Shares               $   16,025              $   11,806
                                                   ==========              ==========

Earnings per Common Share:
   Primary                                         $     0.39              $     0.30
   Fully diluted                                   $     0.39              $     0.30

Weighted average number of Common
Shares outstanding:
   Primary                                             40,614                  39,028
   Fully diluted                                       40,678                  39,109


See notes to consolidated financial statements.


                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                       -------------------------------------
                                                                       September 30,          September 30,
                                                                           1994                     1993
                                                                       ---------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $   16,025             $   12,326
   Adjustments to reconcile net earnings to net cash
      from operations:
      Depreciation and amortization                                           5,166                  4,181
      Provision for bad debts                                                 1,650                    933
      Change in operating assets and liabilities
        net of effects from acquisitions:
          Increase in trade receivables                                     (78,421)               (20,238)
          Increase in merchandise inventories                               (48,552)               (70,893)
          Increase in accounts payable                                      139,706                 70,659
          Other operating items - net                                        (1,586)               (13,762)
                                                                          ---------              ---------

   Net cash provided by (used in) operating activities                       33,988                (16,794)
                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                         (15,784)
   Additions to property and equipment                                      (6,833)                 (2,577)
   Purchase of marketable securities                                                               (56,095)
   Proceeds from sale of marketable securities                                                      75,195
                                                                          ---------              ---------

   Net cash provided by (used in) investing activities                      (22,617)                16,523
                                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term activity                                                  (25,000)                  (408)
   Reduction of long-term obligations                                        (1,012)               (11,573)
   Proceeds from issuance of Common Shares                                   70,792                     54
   Income tax credited to shareholders' equity                               16,872
   Dividends on common and preferred shares and cash paid
      in lieu of fractional shares                                           (1,135)                (1,086)
   Purchase of treasury shares                                                  (48)
   Debenture conversion costs charged to shareholders' equity                                          (13)
                                                                          ---------              ---------

   Net cash provided by (used in) financing activities                       60,469                (13,026)
                                                                          ---------              ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              71,840                (13,297)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                    54,941                 61,210
                                                                          ---------              ---------

CASH AND EQUIVALENTS AT END OF YEAR                                    $    126,781           $     47,913
                                                                          =========             ==========

Supplemental Disclosure of Noncash Investing & Financing Activities:
   Debentures converted to Common Shares                                                      $     74,920
   Unamortized debenture offering costs charged
      to Common Shares                                                                              (1,767)

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the pooling-of-interests business combination with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994 (see Note
          3). The term "Cardinal", as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger.

          The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

          These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Note 2. Earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method.

          The Company paid a 25% stock dividend on June 30, 1994, to effect a five-for-four split of the Company's Common Shares. All share and per share amounts included in the consolidated financial statements have been adjusted to reflect this stock split.

Note 3. On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corp., a wholly owned subsidiary of Cardinal, was merged with and into Whitmire effective February 7, 1994. In the merger, which was accounted for as a pooling-of-interests business combination, holders of outstanding Whitmire common stock received an aggregate of approximately 6,802,000 Class A Common Shares and approximately 1,861,000 Class B common shares, without par value, in exchange for all of the previously outstanding common stock of Whitmire. In addition, Whitmire's outstanding stock options were converted into options to purchase an aggregate of approximately 1,721,000 additional Class A Common Shares pursuant to the terms of such options and the Reorganization Agreement.

Note 4. On July 1, 1994, the Company purchased all of the common stock of Humiston-Keeling, Inc., a Calumet City, Illinois-based wholesale drug distributor, in a transaction accounted for by the purchase method. Had the purchase occurred at the beginning of Fiscal 1994, operating results on a pro forma basis would not have been significantly different.

Note 5. On July 18, 1994, the Company issued Class A Common Shares in exchange for all of the common shares of Behrens Inc., a Waco, Texas-based wholesale drug distributor, in a transaction accounted for as a pooling-of-interests business combination. The impact of the Behrens combination, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the Behrens combination.

Note 6. On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares (the "New Shares") were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. Net proceeds received by the Company of approximately $70 million from the sale of the New Shares will be used to finance working capital growth and for other general corporate purposes. The Company did not receive any of the proceeds from the sale of the Existing Shares.

Note 7. The net earnings and earnings per Common Share, adjusted on a pro forma basis to reflect the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement (see Note 3), would have been $12,201,000 and $0.31, respectively, for the three months ended September 30, 1993. Such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combination with Whitmire on February 7, 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of September 30, 1994 and June 30, 1994, and for the consolidated statements of earnings for the three months ended September 30, 1994 and September 30, 1993. Unless indicated to the contrary for purposes of this discussion, all references to "1995" and "1994" shall mean the Company's fiscal years ending June 30, 1995 and June 30, 1994, respectively.

         NET SALES. Net sales for the first quarter of Fiscal 1995 increased 41% compared to the same period last year. The increase was due to internal business growth of 30% and sales resulting from the acquisitions of Humiston-Keeling, Inc. (see Note 4 of "Notes to Consolidated Financial Statements"), Behrens Inc. (see Note 5 of "Notes to Consolidated Financial Statements"), and PRN Services, Inc. The internal business growth in the first quarter resulted primarily from the addition of new customers (partially as a result of expanded sales territories), increased sales to existing customers and price increases.

         GROSS MARGIN. As a percentage of net sales, gross margin declined to 5.68% in the first quarter of Fiscal 1995 from 6.02% in the first quarter of Fiscal 1994. The decrease in the gross margin percentage was due to (a) lower selling margin rates, reflecting a more competitive market and a greater mix of higher volume customers, where a lower cost of distribution and better asset management and cash flow enabled the Company to offer lower selling margins, and (b) reduced purchasing gains associated with lower drug price inflation. The reduced purchasing gains were partially offset by a lower LIFO charge. The Company expects the decline in gross margin rates to continue, but at a more moderate rate.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses improved as a percentage of net sales to 3.97% in the first quarter of Fiscal 1995 versus 4.15% in the prior year. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, and to productivity improvements.

         LIQUIDITY AND CAPITAL RESOURCES. Net working capital increased to $554.3 million at September 30, 1994 from $471.1 million at June 30, 1994, and included increased investments in trade receivables, merchandise inventories, and cash and equivalents of $132.2 million, $94.0 million and $71.8 million respectively, and a reduction of notes payable - banks of $25 million, offset primarily by an increase in accounts payable of $231.5 million. The increase in trade receivables was due primarily to internal business growth (see "Net Sales" above) and the acquisitions of Humiston-Keeling and Behrens (see Notes 4 and 5 of "Notes to Consolidated Financial Statements"). The increases in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments and the acquisitions of Humiston-Keeling and Behrens. The increase in cash and equivalents was due primarily to (a) the net proceeds received from the issuance of the Company's Common Shares pursuant to a public offering (see Note 6 of "Notes to Consolidated Financial Statements"), and (b) the increase in accounts payable offset by (i) the increased investments in merchandise inventories and trade receivables, as described above, (ii) the repayment of $25 million outstanding under the Company's line-of-credit arrangements, and (iii) net cash paid of approximately $15.8 million to acquire all of the common stock of Humiston-Keeling.

         Shareholders' equity increased to $481.0 million at September 30, 1994 from $368.5 million at June 30, 1994 due primarily to (a) the issuance of approximately 1,867,000 of the Company's Common Shares pursuant to a public offering (see Note 6 of "Notes to Consolidated Financial Statements"), (b) the recording of tax benefits related to the exercise of stock options of approximately $16.9 million, (c) net earnings of approximately $16.0 million in the first quarter of Fiscal 1995, and (d) the addition of Behrens shareholders' equity of approximately $9.8 million at July 18, 1994 (the date of the pooling-of-interests business combination) (see Note 5 of "Notes to Consolidated Financial Statements"), less dividends paid by the Company of approximately $1.1 million.

         The Company has line-of-credit arrangements with various bank sources aggregating $315 million, of which $100 million is represented by committed line-of-credit arrangements and the balance is uncommitted. None of the available lines-of-credit of $315 million were in use at September 30, 1994.

         On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securities (the "Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. On February 23, 1994, the Company sold $100 million of 6.5% Notes due 2004, the net proceeds of which were used for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire Merger. At September 30, 1994, $50 million of the Debt Securities remain issuable.

         The Company believes that it has adequate resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service, including the additional liquidity and capital requirements associated with recent business combinations (see Notes 3, 4 and 5 of "Notes to Consolidated Financial Statements").

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

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

                  Effective October 26, 1994, the Company entered into a
              Judgment Sharing Agreement in the Brand Name Prescription Drug Litigation with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (A) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (B) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in the Brand Name Prescription Drug Litigation. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

                  The Company believes that both the federal and state court allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Listing of Exhibits:

               Exhibit 11.01 Computation of Fully Diluted Earnings Per Share

               Exhibit 27.01 Financial Data Table

           (b) Reports on Form 8-K:

               (i) On September 13, 1994, the Company filed a current report on Form 8-K stating that on July 18, 1994, it issued common shares, without par value, in exchange for all of the common shares of Behrens Inc. ("Behrens") in a transaction accounted for as a pooling-of-interests business combination. Included in the Form 8-K were unaudited financial results combining the operating results of the Company and Behrens for the thirty days ended August 17, 1994, in order to satisfy the requirements for publication of combined results of operations with respect to affiliate trading restrictions as specified in such accounting treatment.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARDINAL HEALTH, INC.




Date:    November 2, 1994             By: /s/ Robert D. Walter
                                          ------------------------------
                                          Robert D. Walter
                                          Chairman and Chief Executive Officer




                                      By: /s/ David Bearman
                                          -------------------------------
                                          David Bearman
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)