Form 10-Q
period 1994-12-31
CARDINAL HEALTH INC
filed 1995-02-08
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1994       Commission File Number 0-12591
                  -----------------                              -------


                             CARDINAL HEALTH, INC.
                             --------------------
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


                                Yes       X            No
                                       -------            -------

         The number of Registrant's Common Shares outstanding at January 27, 1995 was as follows:

         common shares, without par value ("Class A Common Shares")   41,869,453

                             CARDINAL HEALTH, INC.                  Page 2 of 13
                                AND SUBSIDIARIES


                                     Index


                                                                        Page No.
Part I.    Financial Information:


Item 1.    Financial Statements

           Consolidated Balance Sheets at December 31, 1994 and
           June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . .      3

           Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 1994 and December 31, 1993 . . . . . . .      4

           Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1994 and December 31, 1993 . . . . . . .      5

           Notes to Consolidated Financial Statements. . . . . . . . .    6-7


Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition . . . . . . . . . . . . . . . . . .    8-9



Part II.   Other Information:

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     10

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  10-13

                         PART I.  FINANCIAL INFORMATION
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In thousands)



                                                               December 31, 1994       June 30, 1994
                                                               -----------------       -------------
                                                                  (Unaudited)
ASSETS
Current assets:
      Cash and equivalents                                      $     53,632             $     54,941
      Marketable securities                                           46,803
      Trade receivables                                              511,254                  340,911
      Merchandise inventories                                      1,117,587                  868,210
      Prepaid expenses and other                                      21,912                   23,062
                                                                 -----------              -----------
             Total current assets                                  1,751,188                1,287,124

   Property and equipment - at cost:                                 150,326                  119,375
      Accumulated depreciation and amortization                      (76,069)                 (59,346)
                                                                 ------------            ------------
      Property and equipment - net                                    74,257                   60,029

   Other assets                                                       74,144                   48,449
                                                                 -----------              -----------

             Total                                             $   1,899,589             $  1,395,602
                                                                ============               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Notes payable - banks                                    $      77,800             $     25,000
      Current portion of long-term obligations                         3,490                    2,929
      Accounts payable                                             1,009,019                  705,702
      Other accrued liabilities                                       99,047                   82,411
                                                                 -----------              -----------
             Total current liabilities                             1,189,356                  816,042

   Long-term obligations - less current portion                      209,806                  210,086
   Other liabilities                                                                              980

   Shareholders' equity:
      Common Shares-without par value                                343,237                  255,458
      Retained earnings                                              164,245                  120,399
      Common Shares in treasury, at cost                              (3,567)                  (3,390)
      Unamortized restricted stock awards                             (3,488)                  (3,973)
                                                                  ----------               ----------
             Total shareholders' equity                              500,427                  368,494
                                                                  ----------              -----------

             Total                                               $ 1,899,589              $ 1,395,602
                                                                  ==========               ==========

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                    Three Months Ended                                   Six Months Ended
                              -------------------------------                     ------------------------------
                              December 31,         December 31,                   December 31,        December 31,
                                  1994                 1993                           1994               1993
                              ------------         ------------                   -----------         -----------
Net sales                     $1,985,863           $1,397,769                     $3,804,550          $2,689,239

Cost of products sold          1,873,388            1,314,457                      3,588,718           2,528,152
                              -----------          -----------                    -----------         -----------

Gross margin                     112,475               83,312                        215,832             161,087

Selling, general &
    administrative exp.          (73,800)             (54,855)                      (146,001)           (108,411)
                              -----------          -----------                    -----------         -----------

Operating earnings                38,675               28,457                         69,831              52,676

Other income (expense):
    Interest expense              (4,390)              (4,311)                        (8,246)             (8,538)
    Other, net                     1,765                1,019                          2,166               2,261
                              -----------          -----------                    -----------         -----------

Earnings before income
    taxes                         36,050               25,165                         63,751              46,399

Provision for income
    taxes                        (15,173)             (10,072)                       (26,849)            (18,980)
                              -----------          -----------                    -----------         ----------

Net earnings                      20,877               15,093                         36,902              27,419

Preferred dividends
    declared/accretion                                   (519)                                            (1,039)
                              -----------          -----------                    -----------         -----------

Earnings available for
    Common Shares            $    20,877           $   14,574                     $   36,902          $   26,380
                              ===========          ============                   ===========         ===========

Earnings per
    Common Share:
         Primary             $      0.49           $      0.37                   $      0.89         $      0.67
         Fully Diluted       $      0.49           $      0.37                   $      0.88         $      0.67

Weighted average
    number of Common
    Shares outstanding:
         Primary                  42,660                39,283                        41,637              39,155
         Fully diluted            42,693                39,345                        41,728              39,227


See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                  Six Months Ended
                                                                       -------------------------------------
                                                                        December 31,          December 31,
                                                                           1994                    1993
                                                                       -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $   36,902             $   27,419
   Adjustments to reconcile net earnings to net cash
      from operations:
      Depreciation and amortization                                          10,282                  8,228
      Provision for bad debts                                                 4,989                  1,751
      Change in operating assets and liabilities
        net of effects from acquisitions:
          Increase in trade receivables                                    (120,377)               (58,962)
          Increase in merchandise inventories                              (204,813)              (247,157)
          Increase in accounts payable                                      211,509                265,734
          Other operating items - net                                         1,082                (18,915)
                                                                         -----------             ----------

   Net cash used in operating activities                                    (60,426)               (21,902)
                                                                         -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                          (15,784)
   Additions to property and equipment                                      (13,137)                (4,416)
   Purchase of marketable securities                                       (144,628)              (115,241)
   Proceeds from sale of marketable securities                               97,825                148,960
                                                                        -----------             ----------

   Net cash provided by (used in) investing activities                      (75,724)                29,303
                                                                        -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term borrowings of an acquired
      subsidiary                                                                                    (5,226)
   Net short-term activity                                                   52,800
   Reduction of long-term obligations                                        (2,724)                (1,074)
   Proceeds from long-term obligations                                                              11,338
   Proceeds from issuance of Common Shares                                   70,966                    353
   Income tax credited to shareholders' equity                               16,362
   Dividends on common and preferred shares and cash paid
      in lieu of fractional shares                                           (2,386)                (2,175)
   Purchase of treasury shares                                                 (177)                   (58)
   Debenture conversion costs charged to shareholders' equity                                          (13)
                                                                         ----------             ----------
   Net cash provided by financing activities                                134,841                  3,145
                                                                          ---------             ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              (1,309)                10,546

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                    54,941                 61,210
                                                                         ----------             ----------

CASH AND EQUIVALENTS AT END OF YEAR                                     $    53,632           $     71,756
                                                                         ==========             ==========

Supplemental Disclosure of Noncash Investing & Financing Activities:
   Debentures converted to Common Shares                                                      $     74,920
   Unamortized debenture offering costs charged
      to Common Shares                                                                              (1,767)

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

Note 6. On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares (the "New Shares") were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. Net proceeds received by the Company of approximately $70 million from the sale of the New Shares were used to finance working capital growth and for other general corporate purposes. The Company did not receive any of the proceeds from the sale of the Existing Shares.

Note 7. The net earnings and earnings per Common Share (on both a primary and fully diluted basis), adjusted on a pro forma basis to reflect the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement (see Note 3), would have been $14,968,000 and $0.38, respectively, for the three months ended December 31, 1993 and $27,169,000 and $0.69, respectively, for the six months ended December 31, 1993. Such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combination with Whitmire on February 7, 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of December 31, 1994, and June 30, 1994, and for the consolidated statements of earnings for the three and six month periods ended December 31, 1994 and December 31, 1993. Unless indicated to the contrary for purposes of this discussion, all references to "1995" and "1994" shall mean the Company's fiscal years ending June 30, 1995 and June 30, 1994, respectively.

         NET SALES. Net sales increased 42% for the second quarter of Fiscal 1995, and 41% for the six-month period ended December 31, 1994, compared to the same period last year. The increases in both the second quarter and six-month period were due to internal business growth of 31% and sales resulting from the acquisitions of Humiston-Keeling, Inc. (see Note 4 of "Notes to Consolidated Financial Statements"), Behrens Inc. (see Note 5 of "Notes to Consolidated Financial Statements"), and PRN Services, Inc. The internal business growth resulted primarily from the addition of new customers and increased sales to existing customers.

         GROSS MARGIN. As a percentage of net sales, gross margin declined to 5.66% in the second quarter of Fiscal 1995 from 5.96% in the second quarter of Fiscal 1994. The gross margin percentage for the six month period declined to 5.67% versus 5.99% last year. The decreases in the gross margin percentage in both the second quarter and six-month period were primarily due to lower selling margin rates, reflecting a more competitive market and a greater mix of higher volume customers, where a lower cost of distribution and better asset management and cash flow enabled the Company to offer lower selling margins. The Company expects the decline in gross margin rates to continue, but at a more moderate rate.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses improved as a percentage of net sales to 3.72% in the second quarter and 3.84% for the six month period of Fiscal 1995 versus 3.92% and 4.03% for the same periods in the prior year. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, and to productivity improvements, including the consolidation of several distribution centers and the ongoing modernization of existing facilities.

         LIQUIDITY AND CAPITAL RESOURCES. Net working capital increased to $561.8 million at December 31, 1994 from $471.1 million at June 30, 1994, and included increased investments in merchandise inventories, trade receivables, and cash and equivalents and marketable securities of $249.4 million, $170.3 million and $45.5 million respectively, offset primarily by increases in accounts payable and notes payable - banks of $303.3 million and $52.8 million, respectively. The increases in merchandise inventories, accounts payable and notes payable - banks reflect the timing of seasonal purchases and related payments and the acquisitions of Humiston-Keeling and Behrens. The increase in trade receivables was due primarily to internal business growth (see "Net Sales" above) and the acquisitions of Humiston-Keeling and Behrens (see Notes 4 and 5 of "Notes to Consolidated Financial Statements"). The increase in cash and equivalents and marketable securities was due primarily to the net proceeds received from the issuance of the Company's Common Shares pursuant to a public offering (see Note 6 of "Notes to Consolidated Financial Statements).

         Shareholders' equity increased to $500.4 million at December 31, 1994 from $368.5 million at June 30, 1994 due primarily to (a) the issuance of approximately 1,867,000 of the Company's Common Shares pursuant to a public offering (see Note 6 of "Notes to Consolidated Financial Statements"), (b) net earnings of approximately $36.9 million in the six months ended December 31, 1994, (c) the recording of tax benefits related to the exercise of stock options of approximately $16.4 million, and (d) the addition of Behrens shareholders' equity of approximately $9.8 million at July 18, 1994 (the date of the pooling-of-interests business combination) (see Note 5 of "Notes to Consolidated Financial Statements"), offset primarily by (i) dividends paid by the Company of approximately $2.4 million.

         The Company has line-of-credit arrangements with various bank sources aggregating $310 million, of which $100 million is represented by committed line-of-credit arrangements and the balance is uncommitted. The amount outstanding under such arrangement as of December 31, 1994 was $77.8 million.

         On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securities (the "Existing Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. On February 23, 1994, the Company sold $100 million of 6.5% Notes due 2004, the net proceeds of which were used for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire Merger. At December 31, 1994, $50 million of the Existing Debt Securities remain issuable.

         On January 10, 1995, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of an additional $150 million of its debt securities (the "New Debt Securities"). As of January 27, 1995, the Registration Statement for the public offering of the New Debt Securities had not yet been declared effective by the Securities and Exchange Commission.

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

         Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement in the Brand Name Prescription Drug Litigation with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in the Brand Name Prescription Drug Litigation. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On December 15, 1994, the plaintiffs filed a motion to declare the Judgment Sharing Agreement unenforceable. The Company believes that the plaintiff's motion is without merit and, together with the other parties to the Judgment Sharing Agreement, has filed a memorandum against the plaintiff's motion. The court is not expected to rule on the plaintiff's motion prior to the third week of February, 1995.

         The Company believes that both the federal and state court allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) Registrant's 1994 Annual Meeting of Shareholders was held on November 8, 1994.

         (b) Proxies were solicited by Registrant's management pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Registrant's shareholders.

         (c) Matters voted upon at the Annual Meeting were as follows:

             (1) Election of John F. Finn, John F. Havens, L. Jack Van Fossen,
                 and Robert D. Walter as directors of the Company. The results of the shareholder vote were as follows: Mr. Finn, 25,864,940 for, 16,058 against, 2,538 withheld, and 14,433,783 broker non- vote; Mr. Havens, 25,854,563 for, 16,058 against, 12,915 withheld, and 14,433,783 broker non-vote; Mr. Van Fossen, 24,212,951 for, 16,058 against, 1,654,527 withheld, and
                 14,433,783 broker non-vote; Mr. Walter 25,865,375 for, 16,058 against, 2,103 withheld, and 14,433,783 broker non-vote.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Listing of Exhibits:

               Exhibit 11.01 Computation of Fully Diluted Earnings Per Share

               Exhibit 27.01 Financial Data Table

         (b) Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CARDINAL HEALTH, INC.




Date:    January 30, 1995                            By: /s/ Robert D. Walter
                                                     --------------------------
                                                     Robert D. Walter Chairman
                                                     and Chief Executive Officer




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