Form 10-Q
period 1995-03-31
CARDINAL HEALTH INC
filed 1995-05-11
CIK 721371

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                                       Commission File Number 0-12591
                  --------------                                                              -------



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


                                Yes        X            No
                                        -------               -------

         The number of Registrant's Common Shares outstanding at April 28, 1995 was as follows:

         common shares, without par value ("Class A Common Shares")   41,929,453

                                                                   Page 2 of 13
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES


                                     Index


                                                                                           Page No.
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 1995 and
           June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

           Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 1995 and March 31, 1994  . . . . . . . . . . . . . . . . . . .          4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended March 31, 1995 and March 31, 1994  . . . . . . . . . . . . . . . . . . .          5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        6-7


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8-9



Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .      10-13

                         PART I.  FINANCIAL INFORMATION
                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (In thousands)


                                                               March 31, 1995          June 30, 1994
                                                               --------------          -------------

ASSETS

   Current assets:
      Cash and equivalents                                      $    3,909             $   54,941
      Marketable securities                                         36,801
      Trade receivables                                            523,460                340,911
      Merchandise inventories                                    1,086,235                868,210
      Prepaid expenses and other                                    27,959                 23,062
                                                                ----------             ----------
             Total current assets                                1,678,364              1,287,124

   Property and equipment - at cost:                               157,319                119,375
      Accumulated depreciation and amortization                    (79,224)               (59,346)
                                                                ----------             ----------
      Property and equipment - net                                  78,095                 60,029

   Other assets                                                     71,717                 48,449
                                                                ----------             ----------

             Total                                              $1,828,176             $1,395,602
                                                                ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Notes payable - banks                                     $  117,000             $   25,000
      Current portion of long-term obligations                       2,160                  2,929
      Accounts payable                                             865,171                705,702
      Other accrued liabilities                                    108,342                 82,411
                                                                ----------             ----------
             Total current liabilities                           1,092,673                816,042

   Long-term obligations - less current portion                    210,161                210,086
   Other liabilities                                                                          980

   Shareholders' equity:
      Common Shares-without par value                              343,510                255,458
      Retained earnings                                            188,894                120,399
      Common Shares in treasury, at cost                            (3,790)                (3,390)
      Unamortized restricted stock awards                           (3,272)                (3,973)
                                                                ----------             ----------
             Total shareholders' equity                            525,342                368,494
                                                                ----------             ----------

             Total                                              $1,828,176             $1,395,602
                                                                ==========             ==========

See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                      Three Months Ended                                  Nine Months Ended
                              ------------------------------------               ------------------------------------
                                 March 31,            March 31,                     March 31,           March 31,
                                   1995                 1994                          1995                1994
                              ---------------      ---------------               ---------------      ---------------


Net sales                     $1,987,973           $1,510,674                    $5,792,523          $4,199,913

Cost of products sold          1,861,269            1,412,303                     5,449,987           3,940,455
                              ----------           ----------                    ----------          ----------

Gross margin                     126,704               98,371                       342,536             259,458

Selling, general and
    administrative expenses      (76,488)             (61,531)                     (222,489)           (169,942)

Unusual item - merger
    costs                                             (35,880)                                          (35,880)
                              ----------           ----------                    ----------          ----------

Operating earnings                50,216                  960                       120,047              53,636

Other income (expense):
    Interest expense              (6,443)              (5,255)                      (14,689)            (13,793)
    Other, net                       772                  441                         2,938               2,702
                              ----------           ----------                    ----------          ----------

Earnings (loss) before
    income taxes                  44,545               (3,854)                      108,296              42,545

Provision for income
    taxes                        (18,639)              (5,076)                      (45,488)            (24,056)
                              ----------           ----------                    ----------          ----------

Net earnings (loss)               25,906               (8,930)                       62,808              18,489

Preferred dividends
    declared/accretion                                   (166)                                           (1,205)
                              ----------           ----------                    ----------          ----------

Earnings (loss) available
    for Common Shares         $   25,906           $   (9,096)                   $   62,808          $   17,284
                              ==========           ==========                    ==========          ==========

Earnings (loss) per
    Common Share:
         Primary              $     0.61           $    (0.23)                   $     1.50          $     0.44
         Fully Diluted        $     0.61           $    (0.23)                   $     1.49          $     0.44

Weighted average
    number of Common
    Shares outstanding:
         Primary                  42,722               39,630                        41,999              39,316
         Fully diluted            42,722               39,630                        42,072              39,395


See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                       -------------------------------------
                                                                           March 31,             March 31,
                                                                             1995                  1994
                                                                       -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $  62,808             $  18,489
   Adjustments to reconcile net earnings to net cash
      used in operations:
      Depreciation and amortization                                         15,417                12,319
      Provision for bad debts                                                5,879                 5,372
      Change in operating assets and liabilities
        net of effects from acquisitions:
          Increase in trade receivables                                   (133,473)              (65,554)
          Increase in merchandise inventories                             (173,461)             (273,361)
          Increase in accounts payable                                      67,661                89,038
          Other operating items - net                                        6,447                15,193
                                                                         ---------             ---------

   Net cash used in operating activities                                  (148,722)             (198,504)
                                                                         ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                         (15,784)
   Proceeds from sale of property and equipment                                                      952
   Additions to property and equipment                                     (21,588)               (7,389)
   Purchase of marketable securities                                      (144,628)             (115,241)
   Proceeds from sale of marketable securities                             107,827               187,229
                                                                         ---------             ---------

   Net cash provided by (used in) investing activities                     (74,173)               65,551
                                                                         ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of short-term borrowings of an acquired
      subsidiary                                                                                  (5,226)
   Net short-term borrowing activity                                        92,000                92,300
   Reduction of long-term obligations                                       (3,698)              (91,774)
   Proceeds from long-term obligations                                                           100,000
   Proceeds from issuance of Common Shares                                  71,237                   403
   Income tax credited to shareholders' equity                              16,362
   Dividends on common and preferred shares and cash paid
      in lieu of fractional shares                                          (3,638)               (3,036)
   Redemption of preferred stock                                                                 (20,400)
   Purchase of treasury shares                                                (400)                 (200)
   Debenture conversion costs charged to shareholders' equity                                        (13)
                                                                         ---------             ---------

   Net cash provided by financing activities                               171,863                72,054
                                                                         ---------             ---------

NET DECREASE IN CASH AND EQUIVALENTS                                       (51,032)              (60,899)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                   54,941                61,210
                                                                         ---------             ---------
CASH AND EQUIVALENTS AT END OF YEAR                                      $   3,909             $     311
                                                                         =========             =========

Supplemental Disclosure of Noncash Investing & Financing Activities:
   Debentures converted to Common Shares                                                       $  74,920
   Unamortized debenture offering costs charged
      to Common Shares                                                                            (1,767)

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

Note 3. On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which Cardinal Merger Corp., a wholly owned subsidiary of Cardinal, was merged with and into Whitmire effective February 7, 1994. In the merger, which was accounted for as a pooling-of-interests business combination, holders of outstanding Whitmire common stock received an aggregate of approximately 6,802,000 Class A Common Shares and approximately 1,861,000 Class B common shares, both without par value, in exchange for all of the previously outstanding common stock of Whitmire. In addition, Whitmire's outstanding stock options were converted into options to purchase an aggregate of approximately 1,721,000 additional Class A Common Shares pursuant to the terms of such options and the Reorganization Agreement.

 Note 4. In the three-month period ended March 31, 1994, the Company recorded a nonrecurring charge to reflect the estimated Whitmire merger costs of approximately $35.9 million ($28.2 million of net tax). The merger costs included (a) fees and other transaction costs related to the combination, and (b) other nonrecurring costs expected to be incurred in connection with the integration of Cardinal's and Whitmire's business operations. The estimated costs included approximately $7 million for investment banking, legal, accounting, and other related transactions fees associated with the combination; $13 million for corporate restructuring and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these costs, approximately $7 million pertained to the revaluation of certain operating assets and $2 million pertained to employee relocation, retraining and termination costs. At March 31, 1995, the Company had incurred actual costs aggregating approximately $24.3 million, including approximately $12.6 million incurred in the nine months ended March 31, 1995. The Company's current estimates of the merger costs ultimately to be incurred are not materially different than the amounts originally recorded.

          The net earnings and earnings per Common Share (on both a primary and fully diluted basis), adjusted on a pro forma basis to reflect the elimination of the merger costs discussed above and the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement (see Note 3), would have been $19,228,000 and $0.49, respectively, for the three months ended March 31, 1994 and $46,397,000 and $1.18, respectively, for the nine months ended March 31, 1994. Such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

Note 5. On July 1, 1994, the Company purchased all of the common stock of Humiston-Keeling, Inc., a Calumet City, Illinois-based wholesale drug distributor, in a transaction accounted for by the purchase method. Had the purchase occurred at the beginning of Fiscal 1994, operating results on a pro forma basis would not have been significantly different.

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

Note 7. On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares (the "New Shares") were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. Net proceeds received by the Company of approximately $70 million from the sale of the New Shares were used to finance working capital growth and for other general corporate purposes. The Company did not receive any of the proceeds from the sale of the Existing Shares.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combination with Whitmire on February 7, 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of March 31, 1995, and June 30, 1994, and for the consolidated statements of earnings for the three and nine-month periods ended March 31, 1995 and March 31, 1994. Unless indicated to the contrary for purposes of this discussion, all references to "1995" and "1994" shall mean the Company's fiscal years ending June 30, 1995 and June 30, 1994, respectively.

         NET SALES. Net sales increased 32% for the third quarter of 1995, and 38% for the nine-month period ended March 31, 1995, compared to the same periods last year. The increases in the third quarter and nine-month periods were due to internal business growth of 23% and 28%, respectively, and sales resulting from the acquisitions of Humiston-Keeling, Inc. (see Note 5 of "Notes to Consolidated Financial Statements") and Behrens Inc. (see Note 6 of "Notes to Consolidated Financial Statements"). The internal business growth resulted primarily from increased sales to existing customers and the addition of new customers, reflective of the Company's national distribution capability.

         GROSS MARGIN. As a percentage of net sales, gross margin declined to 6.37% in the third quarter of 1995 from 6.51% in the third quarter of 1994.
The gross margin percentage for the nine-month period declined to 5.91% versus 6.18% last year. The decreases in the gross margin percentage in both the third quarter and nine-month period were primarily due to lower selling margin rates, reflecting a more competitive market and a shift in the customer base from one comprised predominantly of retail independent pharmacies to one that is a more balanced mix of retail independent, retail chain, and hospital/managed care pharmacies. This shift in customer base has allowed the Company to offer lower selling margins through a lower cost of distribution and better asset management. The decrease in the gross margin percentage resulting from this shift in customer base was partially offset by increased sales of higher margin generic pharmaceuticals and the continued development of marketing programs with manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses improved as a percentage of net sales to 3.85% in the third quarter and 3.84% for the nine-month period of 1995 versus 4.07% and 4.05%, respectively, for the same periods in the prior year. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, and to productivity improvements, including the consolidation of distribution centers and the ongoing modernization of existing facilities.

         UNUSUAL ITEM. In the three-month period ended March 31, 1994, the Company recorded a nonrecurring charge to reflect the estimated Whitmire merger costs of approximately $35.9 million ($28.2 million net of tax). (See Note 4 of "Notes to Consolidated Financial Statements").

         LIQUIDITY AND CAPITAL RESOURCES. Working capital increased to $585.7 million at March 31, 1995 from $471.1 million at June 30, 1994, and included increased investments in merchandise inventories and trade receivables of $218.0 million and $182.5 million, respectively, offset primarily by increases in accounts payable and notes payable - banks of $159.5 million and $92.0 million, respectively, and a decrease in cash and equivalents and marketable securities of $14.2 million. The increases in merchandise inventories, accounts payable and notes payable - banks and the decrease in cash and equivalents and marketable securities reflect the timing of seasonal purchases and related payments and the acquisitions of Humiston-Keeling and Behrens. The increase in trade receivables was due primarily to internal business growth (see "Net Sales" above) and the acquisitions of Humiston-Keeling and Behrens (see Notes 5 and 6 of "Notes to Consolidated Financial Statements").

         In fiscal 1993, the Company recorded a restructuring charge of $13.7 million, primarily related to the closing of certain non-core operations and rationalization, standardization and improvement of selected distribution operations, information systems and support functions. At March 31, 1995, approximately $1.9 million relating to this charge remains unexpended. The Company anticipates that this remaining amount will be expended by June 30, 1995. The Company's current estimate of the restructuring charges ultimately to be incurred is not materially different than the amount originally recorded.

         Shareholders' equity increased to $525.3 million at March 31, 1995 from $368.5 million at June 30, 1994 due primarily to (a) the issuance of approximately 1,867,000 of the Company's Common Shares pursuant to a public offering (see Note 7 of "Notes to Consolidated Financial Statements"), (b) net earnings of approximately $62.8 million for the nine months ended March 31, 1995, (c) the recording of tax benefits related to the exercise of stock options of approximately $16.4 million, and (d) the addition of Behrens shareholders' equity of approximately $9.8 million at July 18, 1994 (the date of the pooling-of-interests business combination) (see Note 6 of "Notes to Consolidated Financial Statements"), offset primarily by dividends paid by the Company of approximately $3.6 million.

         The Company has line-of-credit arrangements with various bank sources aggregating $310 million, of which $100 million is represented by committed line-of-credit arrangements. The amount outstanding under such arrangements as of March 31, 1995 was $117.0 million.

         On May 6, 1993, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of its debt securities (the "Existing Debt Securities") issuable in one or more series in an aggregate principal amount not to exceed $150 million. On February 23, 1994, the Company sold $100 million of 6.5% Notes due 2004, the net proceeds of which were used for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire Merger. At March 31, 1995, $50 million of the Existing Debt Securities remain issuable.

         On January 10, 1995, the Company filed with the Securities and Exchange Commission a Registration Statement for the public offering, from time-to-time, of an additional $150 million of its debt securities (the "New Debt Securities"). As of April 28, 1995, the Registration Statement for the public offering of the New Debt Securities had not yet been declared effective by the Securities and Exchange Commission.

         The Company believes that it has adequate resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service, including the additional liquidity and capital requirements associated with recent business combinations (See Notes 3, 5 and 6 of "Notes to Consolidated Financial Statements").

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

         Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement in the Brand Name Prescription Drug Litigation with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in the Brand Name Prescription Drug Litigation. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On December 15, 1994, the plaintiffs filed a motion to declare the Judgment Sharing Agreement unenforceable. On April 10, 1995, the court denied that motion and ruled that the Judgment Sharing Agreement is valid and enforceable. The plaintiffs filed a motion for reconsideration of the court's April 10, 1995 ruling, and the court denied that motion and reaffirmed its earlier decision on April 24, 1995.

         The Company believes that both the federal and state court allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously. The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Listing of Exhibits:

                 Exhibit 11.01 Computation of Fully Diluted Earnings Per Share
                 Exhibit 27.01 Financial Data Schedule

         (b) Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARDINAL HEALTH, INC.




Date:    May 2, 1995                   By: /s/ Robert D. Walter
                                           ------------------------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer




                                       By: /s/ David Bearman
                                           ------------------------------------
                                           David Bearman
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)