Form 10-K
period 1995-06-30
CARDINAL HEALTH INC
filed 1995-09-21
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------
FOR THE FISCAL YEAR ENDED JUNE 30, 1995           COMMISSION FILE NUMBER 0-12591

                             CARDINAL HEALTH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                             655 METRO PLACE SOUTH,
                            SUITE 925, DUBLIN, OHIO
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   31-0958666
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     43017
                                   (ZIP CODE)

                                 (614) 761-8700
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                       COMMON SHARES (WITHOUT PAR VALUE)
                                (TITLE OF CLASS)

                            NEW YORK STOCK EXCHANGE
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 15, 1995, was approximately $2,081,378,472.

     The number of Registrant's Common Shares outstanding as of September 15, 1995, was as follows:

        Common shares, without par value: 42,159,885

        Class B common shares, without par value:           0

    Documents Incorporated by Reference: Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index on Page 33

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Cardinal Health, Inc. (the "Company") is a national, full-service wholesaler distributing a broad line of pharmaceuticals, surgical and hospital supplies, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other health care providers. An important component of the Company's distribution activities is the broad range of support services it offers to its customers, which are designed to assist the Company's customers in maintaining and improving their market positions. These support services foster strong relationships between the Company and its customers by positioning the Company as a valuable resource capable of offering the centralized services which are increasingly important in today's competitive marketplace. The Company believes that in most instances it would not be economically feasible for its customers to develop and maintain these services independently.

     The Company is structured as a holding company operating through a number of separate operating subsidiaries. These separate operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refers to Cardinal Health, Inc. and subsidiaries, unless the context requires otherwise. Prior to February 7, 1994, the Company was known as Cardinal Distribution, Inc.

SUPPORT SERVICES

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

SPECIALTY WHOLESALING

     In addition to its core wholesaling activities, the Company operates several specialty health care businesses which offer value-added services to its customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company's National PharmPak Services, Inc. subsidiary operates a pharmaceutical repackaging program for both independent and chain customers. In January 1992, the Company formed National Specialty Services, Inc. ("NSS"), which distributes therapeutic plasma products and other specialty pharmaceuticals to hospitals, clinics and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. In December 1993, the Company expanded its specialty wholesaling business through a merger with PRN Services, Inc., ("PRN"), a distributor of oncology and other specialty products to clinics and physician groups across the United States. PRN operations were merged into NSS on December 31, 1994. These specialty distribution activities are part of the Company's overall strategy of developing diversified products and services to enhance the profitability of its business and that of its customers and suppliers.

CUSTOMERS AND SUPPLIERS

     The Company regularly supplies pharmaceuticals, surgical and hospital supplies, health and beauty care products, and other items to hospitals, independent and chain drug stores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. In fiscal 1995, the Company's largest customer, K-Mart Corporation, accounted for approximately 11% of net sales (by dollar volume). Based upon dollar volume, in fiscal 1995, approximately 47% of the

Company's net sales were to hospitals and managed care facilities, approximately 28% of the Company's net sales were to chain drug stores and the pharmacy departments of supermarkets and mass merchandisers, approximately 20% of the Company's net sales were to independently owned drug stores, and approximately 5% of the Company's net sales were to other customers.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 5.9% (by dollar volume) of its net sales in fiscal 1995. The Company's five largest suppliers accounted for approximately 22% (by dollar volume) of its net sales during fiscal 1995, and the Company's relationships with its suppliers are generally good. The Company's arrangements with its suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

COMPETITION

     The Company's markets are highly competitive. The Company competes directly with other national and regional wholesalers, direct selling manufacturers, mail-order houses, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's businesses have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services.

ACQUISITIONS

     The Company has grown during the past five years as a result of both internal growth and business acquisitions. In June 1990, the Company purchased Ohio Valley-Clarksburg, Inc. of Wheeling, West Virginia, for $27,125,000 in a cash transaction expanding the Company's presence in southern Pennsylvania, Maryland, Virginia, and Washington, D.C. The Company expanded into the mid-south market in October 1991, by acquiring Chapman Drug Company, based in Knoxville, Tennessee for $16,800,000 in a cash transaction. In May 1993, the Company purchased Solomons Company, a Savannah, Georgia based drug wholesaler serving customers located primarily in the southeastern region of the United States. In December 1993, a subsidiary of the Company merged with PRN (see "Specialty Wholesaling" above).

     In February 1994, the Company completed its largest business combination to date when it combined with Whitmire Distribution Corporation ("Whitmire"), a Folsom, California based drug wholesaler (the "Whitmire Merger"). The majority of Whitmire's sales were concentrated in the western and central United States, complementing the Company's former concentration of sales in the eastern United States and positioning the combined company to service both customers and suppliers on a national basis. As a result of the Whitmire Merger, the Company now maintains a network of distribution centers enabling it to routinely serve the entire population of the continental U.S. on a next day basis.

     The Company has completed two additional business combinations since the Whitmire Merger. On July 1, 1994, the Company completed a business combination with Humiston-Keeling, Inc., a Calumet City, Illinois based drug wholesaler serving customers located primarily in the upper midwest region of the United States. On July 18, 1994, the Company completed a merger with Behrens Inc., a Waco, Texas based drug wholesaler serving customers located primarily in Texas and adjoining states.

     The Company recently signed a definitive merger agreement providing for the combination of Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of independent retail pharmacies, with the Company. Under the terms of the transaction, shareholders of Medicine Shoppe will receive a fraction of a Common Share in exchange for each common share of Medicine Shoppe. The Company will issue between approximately 6.0 million and 6.8 million Common Shares in the transaction, depending in part upon the average closing price of the Common Shares over a specified period; under certain circumstances the Company could issue up to approximately 7.2 million Common Shares in the transaction. The Company has also agreed to convert existing Medicine Shoppe stock options (approximately 160,000 shares) into Company options at the same exchange rate as described above. If the transaction is completed, Medicine Shoppe will become a wholly-owned subsidiary of the Company. The transaction is subject to certain conditions, including approval by the Medicine Shoppe shareholders.

     The Company continually evaluates possible candidates for acquisition and intends to continue to seek opportunities to expand its healthcare distribution operations and services. For additional information concerning the acquisitions described above, see Note 3 of "Notes to Consolidated Financial Statements."

EMPLOYEES

     At September 1, 1995, the Company had approximately 4,000 employees, of which approximately 300 are subject to collective bargaining agreements. The Company considers its employee relations to be good.

REGULATORY MATTERS

     The Company, as a distributor of prescription drugs, including certain controlled substances, is required to register for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration and various state boards of pharmacy or comparable agencies. In addition, the Company is subject to requirements of the Controlled Substance Act and the Prescription Drug Marketing Act of 1987, an amendment to the Food, Drug and Cosmetic Act (the "FDCA") which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. National PharmPak Services, Inc., the Company's repackaging subsidiary, must comply with certain Good Manufacturing Practices as provided under the FDCA. The Company believes that it is in substantial compliance with all Federal and state statutes and regulations applicable to its activities.

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

     In response to cost containment pressure from private and governmental payers and the current focus on healthcare reform in the United States, customers are consolidating into super-regional and national affiliations while manufacturers are under increased pressure to slow the rate of drug price inflation and to seek more cost-effective methods of marketing and distributing their products. In this regard, drug wholesalers, including the Company, will be challenged to service customers over a wider geographic base, offer manufacturers more innovative marketing and distribution services, and provide both manufacturers and customers with the common system and reporting links necessary to streamline the efficient flow of product and information among distribution partners.

OTHER

     During fiscal 1993, the Company recorded restructuring charges of $13.7 million, primarily related to the closing of certain non-core operations and the rationalization, standardization, and improvement of selected distribution operations, information systems and support functions. See Note 2 of "Notes to Consolidated Financial Statements" for further discussion. At June 30, 1995, the initiatives contemplated have been substantially completed in accordance with the original plan and all related funds have been expended.

ITEM 2: PROPERTIES

     Because of the nature of the Company's business, office and warehousing facilities are operated in widely dispersed locations across the United States. At September 1, 1995, the Company distributed products from thirty-six principal operating facilities located in twenty-three states, nine of which are owned by the Company and the balance of which are leased. The Company's principal executive offices currently consist of leased office space located at 655 Metro Place South, Dublin, Ohio. The Company has executed a lease to relocate its principal executive offices to another location in Dublin, Ohio before the end of calendar year 1995. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations to its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's office and warehousing facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3: LEGAL PROCEEDINGS

     In November 1993, Cardinal and Whitmire were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint ("amended complaint") was filed which included allegations that the wholesaler defendants, including Cardinal and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. Cardinal and Whitmire have filed an answer denying the allegations in the amended complaint. In addition to the Federal court case described above, Whitmire has been named as a defendant in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs.

     Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement in the Brand Name Prescription Drug Litigation with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing
Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and
(b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in the Brand Name Prescription Drug Litigation. The Judgment Sharing Agreement covers the Federal court litigation as well as the cases which have been filed in various state courts. On December 15, 1994, the plaintiffs filed a motion to declare the Judgment Sharing Agreement unenforceable. On April 10, 1995, the court denied that motion and ruled that the Judgment Sharing Agreement is valid and enforceable. The plaintiffs filed a motion for reconsideration of the court's April 10, 1995 ruling, and the court denied that motion and reaffirmed its earlier decision on April 24, 1995.

     The Company believes that both Federal and state allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously. The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

     The Company also becomes involved from time to time in ordinary routine litigation incidental to its business, none of which is expected to have any material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows (information provided as of September 1, 1995):

             NAME             AGE                              POSITIONS
---------------------------------         ---------------------------------------------------
Robert D. Walter              50          Chairman and Chief Executive Officer
Melburn G. Whitmire           55          Vice Chairman
John C. Kane                  55          President and Chief Operating Officer
David Bearman                 49          Executive Vice President and Chief
                                          Financial and Accounting Officer
George H. Bennett, Jr.        42          Executive Vice President,
                                          General Counsel and Secretary
Anthony J. Campanaro          47          Executive Vice President -- Central Group
James E. Clare                37          Executive Vice President -- Southern Group
Gary E. Close                 50          Executive Vice President -- Western Group
Daniel P. Finkelman           39          Executive Vice President -- Marketing
Phillip A. Greth              54          Executive Vice President -- Chief Information
                                          Officer
James F. Millar               47          Executive Vice President -- Northern Group

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but may exclude other positions held with subsidiaries of the Company.

     Robert D. Walter has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979 and has served as a director and officer of certain of the Company's subsidiaries since their formation or acquisition by the Company. Mr. Walter also serves as a director of Banc One Corporation, Columbia/HCA Healthcare Corporation and Westinghouse Electric Corporation.

     Melburn G. Whitmire has been a Director of the Company since January 1994 and was elected Vice Chairman of the Company in February 1994. Prior to that, Mr. Whitmire was Chairman of the Board, Chief Executive Officer and President of Whitmire Distribution Corporation, and he has continued to serve in those capacities for Whitmire following the Whitmire Merger.

     John C. Kane has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Prior to that, Mr. Kane was employed by Abbott Laboratories (a pharmaceutical and healthcare manufacturer), where he served most recently as President of the Ross Laboratories Division.

     David Bearman has been an Executive Vice President of the Company since February 1994 and, prior to that, served as a Region President from May 1991 to February 1994 and as a Senior Vice President from October 1989. Mr. Bearman has also served as the Company's Chief Financial and Accounting Officer since joining the Company in October 1989 and serves in similar capacities for subsidiaries of the Company. Prior to joining the Company, Mr. Bearman served as the Chief Finance Executive of the Medical Systems Division of General Electric Company.

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

     Anthony J. Campanaro has been the Company's Executive Vice President -- Central Group since April 1995. Prior to that, Mr. Campanaro was the Company's Senior Vice President -- Retail Sales and Vice President -- Retail Sales.

     James E. Clare has been the Company's Executive Vice President -- Southern Group since February 1994. Prior to that, Mr. Clare served as the Vice President -- Eastern Region of Whitmire Distribution Corporation and has continued to serve as an officer of Whitmire following the Whitmire Merger.

     Gary E. Close has been the Company's Executive Vice President -- Western Group since February 1994. Prior to that, Mr. Close served as the Executive Vice President -- Operations of Whitmire Distribution Corporation and has continued to serve as an officer of Whitmire following the Whitmire Merger.

     Daniel P. Finkelman has been the Company's Executive Vice President -- Marketing since joining the Company in May 1994. Prior to that, Mr. Finkelman was a principal with McKinsey and Company, Inc. (an international management consulting firm).

     Phillip A. Greth has been the Company's Executive Vice President -- Chief Information Officer since joining the Company in May 1995. Prior to that, Mr. Greth was the Director of Management Information Services, Ross Products Division, Abbott Laboratories.

     James F. Millar has been the Company's Executive Vice President -- Northern Group since February 1994. Prior to that, Mr. Millar served as a Region President from May 1991, a Senior Vice President of the Company from November 1992, and President of the Company's Cardinal Syracuse, Inc. subsidiary.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
         MATTERS

     The Company's common shares, without par value (the "Common Shares") are quoted on the New York Stock Exchange under the symbol "CAH." Prior to listing on the New York Stock Exchange, the Common Shares were quoted on the Nasdaq National Market under the symbol "CDIC."

     The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape from September 7, 1994 through September 15, 1995 and on the Nasdaq National Market for all periods prior to September 7, 1994, and the per share dividends declared thereon. The information in the table has been adjusted to reflect all stock splits and stock dividends.

                                           HIGH      LOW      DIVIDENDS
                                          ------    ------    ---------
FISCAL 1994:
Quarter Ended
  September 30, 1993....................  $30.00    $21.80      $.020
  December 31, 1993.....................   38.41     28.80       .024
  March 31, 1994........................   40.59     33.30       .024
  June 30, 1994.........................   40.80     34.41       .030
FISCAL 1995:
Quarter Ended
  September 30, 1994....................  $42.13    $36.63      $.030
  December 31, 1994.....................   48.25     41.13       .030
  March 31, 1995........................   50.88     44.25       .030
  June 30, 1995.........................   47.50     42.25       .030
FISCAL 1996:
Through September 15, 1995..............  $55.88    $43.75      $.030

     At September 15, 1995, there were approximately 1,121 shareholders of record of the Company's Common Shares.

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

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combination with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994 (the "Whitmire Merger"), which was accounted for as a pooling-of-interests transaction. The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger. Cardinal's fiscal year had historically ended on March 31, while Whitmire's fiscal year had ended on the Saturday closest to the end of June. On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. As a result, for the fiscal year ended March 31, 1993, and prior years, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal years ended March 31, 1993, March 31, 1992 and March 31, 1991, with data from Whitmire for fiscal years ended July 3, 1993, June 27, 1992, and June 29, 1991, respectively. For the fiscal years ended June 30, 1995 and 1994, and the twelve months ended June 30, 1993, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal years ended June 30, 1995 and 1994, and the twelve months ended June 30, 1993, with data from Whitmire for the fiscal years ended June 30, 1995 and 1994, and July 3, 1993. Due to the different fiscal year ends of the merged companies, Whitmire's results of operations for the three months ended July 3, 1993, have been included in both the twelve months ended June 30, 1993, and the fiscal year ended March 31, 1993. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            TWELVE
                                                                            MONTHS
                                                FISCAL YEAR ENDED            ENDED                   FISCAL YEAR ENDED
                                            -------------------------     -----------     ----------------------------------------
                                             JUNE 30,       JUNE 30,        JUNE 30,       MARCH 31,      MARCH 31,      MARCH 31,
                                               1995           1994           1993            1993           1992           1991
                                            ----------     ----------     -----------     ----------     ----------     ----------
                                                                          (UNAUDITED)
EARNINGS STATEMENT DATA:
Net sales...............................    $7,806,092     $5,790,411     $4,709,085      $4,633,375     $3,680,678     $2,803,111
Earnings available for Common Shares
  before cumulative effect of change in
  accounting principle..................        84,973         33,931         39,298          37,671         25,522         16,849
Cumulative effect of change in
  accounting principle..................                                                     (10,000)
                                            ----------     ----------     -----------     ----------     ----------     ----------
Net earnings available for Common
  Shares................................    $   84,973     $   33,931     $   39,298      $   27,671     $   25,522     $   16,849
                                             =========      =========     ===========      =========      =========      =========
Primary earnings per Common Share:
  Before cumulative effect of change in
    accounting principle................    $     2.01     $     0.86     $     1.14      $     1.10     $     0.74     $     0.53
  Cumulative effect of change in
    accounting principle................                                                       (0.29)
                                            ----------     ----------     -----------     ----------     ----------     ----------
  Net...................................    $     2.01     $     0.86     $     1.14      $     0.81     $     0.74     $     0.53
                                             =========      =========     ===========      =========      =========      =========
Fully diluted earnings per Common Share:
  Before cumulative effect of change in
    accounting principle................    $     2.01     $     0.86     $     1.10      $     1.06     $     0.74     $     0.53
  Cumulative effect of change in
    accounting principle................                                                       (0.26)
                                            ----------     ----------     -----------     ----------     ----------     ----------
  Net...................................    $     2.01     $     0.86     $     1.10      $     0.80     $     0.74     $     0.53
                                             =========      =========     ===========      =========      =========      =========
BALANCE SHEET DATA:
Total assets............................    $1,841,804     $1,395,602     $1,150,423      $1,099,850     $  947,081     $  800,213
Long-term obligations...................       209,250        210,086        274,908         275,789        304,943        213,986
Redeemable preferred stock..............                                      20,400          20,400         19,560         18,320
Shareholders' equity....................       548,197        368,494        257,917         247,862        212,438        185,998
Cash dividends declared per Common
  Share.................................    $     0.12     $     0.10     $     0.08      $     0.07     $     0.06     $     0.05

     Net earnings and cash dividends per Common Share have been adjusted to reflect all stock dividends and stock splits.

     Amounts reflect business combinations in fiscal 1995, 1994, the twelve months ended June 30, 1993, fiscal 1992 and 1991.

     Fiscal 1994, the twelve months ended June 30, 1993, and fiscal 1993 amounts reflect the impact of Unusual Items (See Note 2 of "Notes to Consolidated Financial Statements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combination with Whitmire on February 7, 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). See "Item 6: Selected Financial Data" for a discussion regarding the terms used herein, the periods used to combine Cardinal and Whitmire, and the change in the Company's fiscal year. The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing in this report.

RESULTS OF OPERATIONS

     Net Sales. Net sales in fiscal 1995 increased 35% compared with fiscal 1994 due to internal business growth of 25%, the acquisition of Humiston-Keeling, Inc. in July 1994, and the merger transaction with Behrens, Inc. in July 1994 (see Note 3 of "Notes to Consolidated Financial Statements"). The 25% increase in net sales in fiscal 1994 compared to fiscal 1993 was due to internal business growth of 20%, sales resulting from the acquisition of Solomons Company in May 1993 and the merger transaction with PRN Services, Inc. in December 1993 (see
Note 3 of "Notes to Consolidated Financial Statements"). The internal business growth in both fiscal 1995 and fiscal 1994 resulted primarily from the addition of new customers (partially as a result of expanded sales territories), increased sales to existing customers, and price increases.

     Gross Margin. As a percentage of net sales, gross margin declined to 5.95% in fiscal 1995 from 6.13% in fiscal 1994 and 6.42% in fiscal 1993. The decreases in the gross margin percentages were due to lower selling margins, reflecting a more competitive market and a greater mix of higher volume customers, where a lower cost of distribution and better asset management and cash flow enable the Company to offer lower selling margins, offset in 1995 by a slight increase in purchasing gains associated with drug price inflation. The decline in the gross margin rate has moderated in 1995 from prior fiscal years to the point that the gross margin percentage for the fourth quarter of fiscal 1995 approximated that of the comparable quarter of fiscal 1994. This moderation is due primarily to a stabilization in the customer mix and growth in the higher margin specialty business units.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses as a percentage of net sales have improved consistently from 4.40% in fiscal 1993 to 4.03% in fiscal 1994 and 3.85% in fiscal 1995. The improvements are due primarily to economies associated with the Company's significant sales growth, particularly with major customers where support costs are generally lower, consolidating distribution centers and administrative functions, and selectively automating facilities.

     Unusual Items. In February 1994, the Company recorded a charge to reflect estimated Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax), including (a) fees and other transaction costs related to the combination, and (b) other costs expected to be incurred in connection with the integration of Cardinal's and Whitmire's business operations. These estimated costs included approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate integration and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated costs, approximately $7 million pertained to the revaluation of certain operating assets and $2 million pertained to employee relocation, retraining and termination costs. At June 30, 1995, the Company had incurred actual costs aggregating approximately $26.9 million relative to the Whitmire Merger. The Company anticipates that the remainder of these costs will be expended in fiscal 1996. The current estimates of merger costs ultimately to be incurred are not materially different than the amounts originally recorded.

     During fiscal 1993, the Company received a termination fee of approximately $13.5 million resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company. Also during fiscal 1993, the Company recorded charges totaling approximately $13.7 million, primarily related to the closing of certain non-core operations and the rationalization, standardization and improvement of selected distribution operations, information systems and support functions. The charges included the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions. At June 30, 1995, the initiatives contemplated have been substantially completed in accordance with the original plan and all related funds have been expended.

     The modification of the terms of certain Whitmire stock options in fiscal 1993 resulted in a one-time stock option compensation charge of approximately $5.2 million (see Note 11 of "Notes to Consolidated Financial Statements").

     Interest Expense. The increase in interest expense in fiscal 1995 is due to higher average short-term borrowings resulting from increased working capital requirements associated with the Company's growth. A portion of the funds used for the increased working capital requirements were provided by the proceeds from the issuance of approximately 1,867,000 of the Company's Common Shares ("Common Shares Offering") pursuant to a public offering completed on September 26, 1994 (see Note 11 of "Notes to Consolidated Financial Statements"). The decrease in interest expense in fiscal 1994 compared to fiscal 1993 is due primarily to the conversion in June 1993 of debt to equity of the Company's $75 million, 7.25% Convertible Debentures (see Note 11 of "Notes to Consolidated Financial Statements") and reduced borrowings under Whitmire's revolving credit agreements. The reduction in interest expense in fiscal 1994 as discussed above was partially offset by increased interest expense resulting from the sale by the Company of $100 million of 6.5% Notes on February 23, 1994 (see Note 5 of "Notes to Consolidated Financial Statements").

     The Company has entered into various interest rate swap agreements, which serve to reduce the Company's aggregate interest cost on its $100 million 8% Notes (the "8% Notes"), in response to falling interest rates subsequent to the issuance of the 8% Notes (see Note 5 of "Notes to Consolidated Financial Statements"). The net effect of the swap agreements is that the Company exchanged its fixed rate position on the 8% Notes for a fixed rate of 5.1% for the period July 15, 1992, through March 1, 1993, a fixed rate of 6.5% for the period March 2, 1993, through March 1, 1994, and, thereafter, a fixed rate of 8.1% through March 1, 1997 (the maturity date of the 8% Notes). In May 1993, two of the offsetting swap agreements were canceled at no gain or loss to the Company.

     Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings decreased significantly in fiscal 1995 compared with fiscal 1994 due primarily to certain nondeductible costs associated with the Whitmire Merger recorded in the third quarter of fiscal 1994 (see Note 2 of "Notes to Consolidated Financial Statements").

     Cumulative Effect of Change in Accounting Principle. Effective at the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). The cumulative effect of adopting SFAS No. 109 ($10 million) has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993. The $10 million cumulative effect resulted primarily from the fact that SFAS No. 109 modifies the accounting for business combinations recorded using the purchase method.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $130.2 million to $601.3 million at June 30, 1995, from $471.1 million at June 30, 1994, and included increased investments in merchandise inventories and trade receivables of $203.6 million and $175.4 million, respectively, increased holdings of cash and equivalents and marketable securities of $8.3 million and a decrease in notes payable-banks of $22.0 million, offset primarily by an increase in accounts payable of $253.6 million and an increase in accrued liabilities of $26.5 million. The increases in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments, the Company's internal growth, and current year business combinations (see Note 3 of "Notes to Consolidated Financial Statements"). The increase in cash and equivalents, as well as the decrease in the notes payable-banks, reflect the timing of seasonal purchases and payments noted above and partial use of proceeds from the Common Shares Offering (see "Interest Expense," above). The increase in trade receivables was due primarily to increased sales (see "Net Sales", above) and current year business combinations completed in fiscal 1995 (see Note 3 of "Notes to Consolidated Financial Statements"). The increase in accrued liabilities is primarily due to the income tax liability arising from the current year net earnings.

     Property and equipment, net of accumulated depreciation and amortization, increased by $35.2 million. This increase reflects the Company's continuing investment in management information systems, including customer support systems, and upgrade and automation of distribution facilities.

     Shareholders' equity increased to $548.2 million at June 30, 1995 from $368.5 million at June 30, 1994 due primarily to (a) the Common Shares Offering ($70.5 million), (b) net earnings of the Company of approximately $85.0 million,
(c) the recording of tax benefits related to restricted stock and the exercise of stock options of approximately $18.1 million, and (d) the addition of Behrens Inc. shareholders' equity of approximately $9.8 million (see Note 3 of "Notes to Consolidated Financial Statements"), offset primarily by dividends paid by the Company of approximately $4.9 million.

     The Company has line-of-credit agreements with various bank sources aggregating $325 million, of which $100 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had drawn upon $3.0 million of the available lines-of-credit at June 30, 1995, leaving $322 million available under the Company's existing line-of-credit agreements.

     As of June 30, 1995, the Company has the capacity to offer to the public debt securities of up to $200 million pursuant to Shelf Registrations filed with the Securities and Exchange Commission.

     The Company believes that it has adequate capital resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service.

OTHER

     On August 26, 1995, the Company signed a definitive agreement with Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of independent retail pharmacies. Under the terms of the transaction, shareholders of Medicine Shoppe will receive Company Common Shares in exchange for common shares of Medicine Shoppe. The Company will issue between approximately 6.0 million and
6.8 million Common Shares in the transaction, depending in part upon the average closing price of the Company Common Shares over a specified period. Under certain circumstances, the Company could issue up to approximately 7.2 million Company Common Shares in the transaction. The transaction is subject to certain conditions including approval of the Medicine Shoppe shareholders and is expected to be accounted for as a pooling-of-interests.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Independent Auditors' Reports

     Financial Statements:

     Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 1995, June 30, 1994, Twelve Months Ended June 30, 1993, and Fiscal Year Ended March 31, 1993

     Consolidated Balance Sheets at June 30, 1995, and June 30, 1994

     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 1995, June 30, 1994, and March 31, 1993

     Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1995, June 30, 1994, and March 31, 1993

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years ended June 30, 1995 and 1994 and March 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the pooling-of-interests business combination of Cardinal Health, Inc. and Whitmire Distribution Corporation on February 7, 1994, as described in Note 1 to the consolidated financial statements. We did not audit the statements of earnings, shareholders' equity, and cash flows of Whitmire Distribution Corporation for the year ended July 3, 1993, which statements reflect shareholders' equity of $2,223,000 as of July 3, 1993; net sales of $2,666,829,000 and net earnings available for common shares before cumulative effect of change in accounting principle of $4,039,000 for the year ended July 3, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Whitmire Distribution Corporation in the March 31, 1993 financial statements, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994 and March 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 by applying it retroactively effective April 1, 1992.

DELOITTE & TOUCHE LLP

Columbus, Ohio
August 14, 1995, except for Note 16, as to which the date is August 26, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Whitmire Distribution Corporation:

We have audited the statement of operations of Whitmire Distribution Corporation (a Delaware corporation), for the year ended July 3, 1993, and the related statements of stockholders' equity and cash flows for the year ended July 3, 1993 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Whitmire Distribution Corporation for the year ended July 3, 1993, in conformity with generally accepted accounting principles.

Arthur Andersen & Co.

Sacramento, California
September 3, 1993
(Except with respect to the matter discussed in Note 10, as to which date is October 11, 1993.)

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE
                                                                             TWELVE
                                                                             MONTHS        FISCAL
                                                  FISCAL YEAR ENDED           ENDED      YEAR ENDED
                                               ------------------------    ----------    ----------
                                                JUNE 30,      JUNE 30,      JUNE 30,      MARCH 31,
                                                  1995          1994          1993          1993
                                               ----------    ----------    ----------    ----------
                                                                           (UNAUDITED)
Net sales....................................  $7,806,092    $5,790,411    $4,709,085    $4,633,375
Cost of products sold........................   7,341,636     5,435,239     4,408,840     4,336,082
                                               ----------    ----------    ----------    ----------
Gross margin.................................     464,456       355,172       300,245       297,293
Selling, general and administrative
  expenses...................................    (300,817)     (233,305)     (205,161)     (203,740)
Unusual items:
  Merger costs...............................                   (35,880)
  Termination fee............................                                  13,466        13,466
  Restructuring and other charges............                                 (18,904)      (18,904)
                                               ----------    ----------    ----------    ----------
Operating earnings...........................     163,639        85,987        89,646        88,115
Other income (expense):
  Interest expense...........................     (19,341)      (18,140)      (26,174)      (26,623)
  Other, net - primarily interest income.....       2,207         2,913         5,047         4,765
                                               ----------    ----------    ----------    ----------
Earnings before income taxes and cumulative
  effect of change in accounting principle...     146,505        70,760        68,519        66,257
Provision for income taxes...................     (61,532)      (35,624)      (26,345)      (25,710)
                                               ----------    ----------    ----------    ----------
Earnings before cumulative effect of change
  in accounting principle....................      84,973        35,136        42,174        40,547
Preferred dividends declared/accretion.......                    (1,205)       (2,876)       (2,876)
                                               ----------    ----------    ----------    ----------
Earnings available for Common Shares before
  cumulative effect of change in accounting
  principle..................................      84,973        33,931        39,298        37,671
Cumulative effect of change in accounting
  principle..................................                                               (10,000)
                                               ----------    ----------    ----------    ----------
Net earnings available for Common Shares.....  $   84,973    $   33,931    $   39,298    $   27,671
                                                =========     =========     =========     =========
Primary earnings per Common Share:
  Before cumulative effect of change in
     accounting principle....................  $     2.01    $     0.86    $     1.14    $     1.10
  Cumulative effect of change in accounting
     principle...............................                                                 (0.29)
                                               ----------    ----------    ----------    ----------
  Net........................................  $     2.01    $     0.86    $     1.14    $     0.81
                                                =========     =========     =========     =========
Fully diluted earnings per Common Share:
  Before cumulative effect of change in
     accounting principle....................  $     2.01    $     0.86    $     1.10    $     1.06
  Cumulative effect of change in accounting
     principle...............................                                                 (0.26)
                                               ----------    ----------    ----------    ----------
  Net........................................  $     2.01    $     0.86    $     1.10    $     0.80
                                                =========     =========     =========     =========
Weighted average number of Common Shares
  outstanding:
  Primary....................................      42,175        39,392        34,349        34,311
  Fully diluted..............................      42,221        39,477        38,653        38,616

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                JUNE 30,       JUNE 30,
                                                                  1995           1994
                                                               ----------     ----------
ASSETS
  Current assets:
     Cash and equivalents..................................    $   40,619     $   54,941
     Marketable securities available for sale..............        22,576
     Trade receivables.....................................       516,262        340,911
     Merchandise inventories...............................     1,071,811        868,210
     Prepaid expenses and other............................        23,446         23,062
                                                               ----------     ----------
          Total current assets.............................     1,674,714      1,287,124
                                                               ----------     ----------
  Property and equipment -- at cost:
     Land, buildings and improvements......................        46,554         28,354
     Machinery and equipment...............................       113,123         81,925
     Furniture and fixtures................................        17,607          9,096
                                                               ----------     ----------
          Total............................................       177,284        119,375
     Accumulated depreciation and amortization.............       (82,056)       (59,346)
                                                               ----------     ----------
     Property and equipment -- net.........................        95,228         60,029
  Other assets.............................................        71,862         48,449
                                                               ----------     ----------
          Total............................................    $1,841,804     $1,395,602
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Notes payable -- banks................................    $    3,000     $   25,000
     Current portion of long-term obligations..............         2,083          2,929
     Accounts payable......................................       949,992        696,357
     Other accrued liabilities.............................       118,295         91,756
                                                               ----------     ----------
          Total current liabilities........................     1,073,370        816,042
                                                               ----------     ----------
  Long-term obligations -- less current portion............       209,250        210,086
  Other liabilities........................................        10,987            980
  Shareholders' equity:
     Common Shares -- without par value....................       345,538        255,458
     Retained earnings.....................................       209,804        120,399
     Common Shares in treasury, at cost....................        (4,011)        (3,390)
     Unamortized restricted stock awards...................        (3,134)        (3,973)
                                                               ----------     ----------
          Total shareholders' equity.......................       548,197        368,494
                                                               ----------     ----------
          Total............................................    $1,841,804     $1,395,602
                                                                =========      =========

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                   COMMON SHARES                     TREASURY
                                                                                -------------------                  SHARES
                                                                                SHARES                  RETAINED     ------
                                                                                ISSUED      AMOUNT      EARNINGS     SHARES
                                                                                ------     --------     --------     ------
BALANCE, MARCH 31, 1992.......................................................  23,661     $162,799     $ 54,674      (148)
Earnings before cumulative effect of change in accounting principle and
  preferred dividends.........................................................                            40,547
Cumulative effect of change in accounting principle...........................                           (10,000)
Shares issued in connection with stock options................................     280        2,322
Stock option compensation.....................................................                5,247
Restricted stock awards.......................................................      40        1,054
Amortization of restricted stock awards.......................................
Treasury shares acquired......................................................                                         (24)
Shares repurchased and retired................................................     (38)        (199)
Dividends paid and preferred stock accretion..................................                            (4,488)
Tax benefits related to restricted stock and stock options....................                1,984
Miscellaneous other...........................................................                 (840)         840
                                                                                ------     --------     --------     ------
BALANCE, MARCH 31, 1993.......................................................  23,943      172,367       81,573      (172)
Earnings before preferred dividends...........................................                            35,136
Shares issued pursuant to the conversion of $75 million of convertible
  debentures..................................................................   3,423       73,140
Shares issued pursuant to the acquisition of Solomons Company.................     849       18,006
Repurchase and retirement of shares owned by North American National
  Corporation.................................................................    (580)     (15,373)
Shares issued in connection with stock options and warrants...................   2,531        1,025
Restricted stock awards.......................................................      47        1,984
Amortization of restricted stock awards.......................................
Treasury shares acquired and restricted stock forfeitures.....................                                          (8)
Dividends paid................................................................                            (3,935)
5-for-4 stock split effected as a stock dividend and cash paid in lieu of
  fractional shares...........................................................   7,564                       (16)
Adjustment to change fiscal year of Cardinal Health, Inc......................                             7,293
Equity of PRN Services, Inc. on merger date (see Note 3)......................     237           34          348
Tax benefits related to restricted stock and stock options....................                4,275
                                                                                ------     --------     --------     ------
BALANCE, JUNE 30, 1994........................................................  38,014      255,458      120,399      (180)
Net earnings..................................................................                            84,973
Shares issued in connection with stock options................................   1,312          961
Restricted stock awards.......................................................       2           64
Amortization of restricted stock awards.......................................
Tax benefits related to restricted stock and stock options....................               18,136
Treasury shares acquired......................................................                                         (13)
Dividends paid................................................................                            (4,896)
Equity of Behrens Inc. on merger date (See Note 3)............................     944          451        9,328
Shares issued in connection with stock offering...............................   1,867       70,468
                                                                                ------     --------     --------     ------
BALANCE, JUNE 30, 1995........................................................  42,139     $345,538     $209,804      (193)
                                                                                ======     ========     ========     ======


                                                                                             UNAMORTIZED          TOTAL

                                                                                             RESTRICTED       SHAREHOLDERS'

                                                                                AMOUNT      STOCK AWARDS         EQUITY

                                                                                -------     -------------     -------------

                                                                                <C
BALANCE, MARCH 31, 1992.......................................................  $(2,384)       $(2,651)         $ 212,438

Earnings before cumulative effect of change in accounting principle and
  preferred dividends.........................................................                                     40,547

Cumulative effect of change in accounting principle...........................                                    (10,000)

Shares issued in connection with stock options................................                                      2,322

Stock option compensation.....................................................                                      5,247

Restricted stock awards.......................................................                  (1,054)
Amortization of restricted stock awards.......................................                     701                701

Treasury shares acquired......................................................     (690)                             (690)

Shares repurchased and retired................................................                                       (199)

Dividends paid and preferred stock accretion..................................                                     (4,488)

Tax benefits related to restricted stock and stock options....................                                      1,984

Miscellaneous other...........................................................
                                                                                -------     -------------     -------------

BALANCE, MARCH 31, 1993.......................................................   (3,074)        (3,004)           247,862

Earnings before preferred dividends...........................................                                     35,136

Shares issued pursuant to the conversion of $75 million of convertible
  debentures..................................................................                                     73,140

Shares issued pursuant to the acquisition of Solomons Company.................                                     18,006

Repurchase and retirement of shares owned by North American National
  Corporation.................................................................                                    (15,373)

Shares issued in connection with stock options and warrants...................                                      1,025

Restricted stock awards.......................................................                  (1,984)
Amortization of restricted stock awards.......................................                     985                985

Treasury shares acquired and restricted stock forfeitures.....................     (316)            30               (286)

Dividends paid................................................................                                     (3,935)

5-for-4 stock split effected as a stock dividend and cash paid in lieu of
  fractional shares...........................................................                                        (16)

Adjustment to change fiscal year of Cardinal Health, Inc......................                                      7,293

Equity of PRN Services, Inc. on merger date (see Note 3)......................                                        382

Tax benefits related to restricted stock and stock options....................                                      4,275

                                                                                -------     -------------     -------------

BALANCE, JUNE 30, 1994........................................................   (3,390)        (3,973)           368,494

Net earnings..................................................................                                     84,973

Shares issued in connection with stock options................................                                        961

Restricted stock awards.......................................................                     (64)
Amortization of restricted stock awards.......................................                     903                903

Tax benefits related to restricted stock and stock options....................                                     18,136

Treasury shares acquired......................................................     (621)                             (621)

Dividends paid................................................................                                     (4,896)

Equity of Behrens Inc. on merger date (See Note 3)............................                                      9,779

Shares issued in connection with stock offering...............................                                     70,468

                                                                                -------     -------------     -------------

BALANCE, JUNE 30, 1995........................................................  $(4,011)       $(3,134)         $ 548,197

                                                                                =======     =============     ============


        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED
                                                      ----------------------------------
                                                                                 MARCH
                                                      JUNE 30,     JUNE 30,       31,
                                                        1995         1994         1993
                                                      --------     --------     --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Earnings before cumulative effect of change in
    accounting principle..........................    $ 84,973     $ 35,136     $ 40,547
  Adjustments to reconcile earnings before
    cumulative effect of change in accounting
    principle to net cash from operations:
  Depreciation and amortization...................      21,209       16,971       18,260
  Stock option compensation.......................                                 5,247
  Provision for deferred income taxes.............      24,307      (11,374)     (10,063)
  Provision for bad debts.........................      10,853        9,761        4,498
  Change in operating assets and liabilities net
    of effects from acquisitions:
    Increase in trade receivables.................    (130,574)     (84,704)      (5,139)
    Increase in merchandise inventories...........    (159,036)    (232,178)     (51,343)
    Increase in accounts payable..................     152,341      169,988      128,353
    Other operating items - net...................       6,404       21,451       10,746
                                                      --------     --------     --------
  Net cash provided by (used in) operating
    activities....................................      10,477      (74,949)     141,106
                                                      --------     --------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of subsidiary, net of cash
    acquired......................................     (16,447)
  Proceeds from sale of property and equipment....          91        1,079          111
  Additions to property and equipment.............     (43,039)     (11,229)     (14,620)
  Purchase of marketable securities available for
    sale..........................................    (146,628)    (115,241)    (330,371)
  Proceeds from sale of marketable securities
    available for sale............................     124,052      187,229      294,083
                                                      --------     --------     --------
  Net cash provided by (used in) investing
    activities....................................     (81,971)      61,838      (50,797)
                                                      --------     --------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net short-term borrowing activity...............     (22,000)      25,000
  Reduction of short-term borrowing of an acquired
    subsidiary....................................                   (5,226)
  Reduction of long-term obligations..............      (4,876)     (92,701)     (30,495)
  Proceeds from long-term obligations.............                  100,000
  Issuance costs of long-term obligations and
    other.........................................                     (873)
  Proceeds from issuance of Common Shares.........      71,429        1,025        2,322
  Tax benefit of stock options....................      18,136        4,275        1,984
  Dividends on common and preferred shares and
    cash paid in lieu of fractional shares........      (4,896)      (3,951)      (3,648)
  Redemption of preferred stock...................                  (20,400)
  Purchase of treasury shares.....................        (621)        (307)        (889)
                                                      --------     --------     --------
  Net cash provided by (used in) financing
    activities....................................      57,172        6,842      (30,726)
                                                      --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS.....................................     (14,322)      (6,269)      59,583
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR.........................................      54,941       61,210        7,156
                                                      --------     --------     --------
CASH AND EQUIVALENTS AT END OF YEAR...............    $ 40,619     $ 54,941     $ 66,739
                                                      =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION (NOTE 13):
  Interest paid during the year...................    $ 20,166     $ 16,412     $ 25,889
  Income taxes paid during the year...............    $ 11,517     $ 35,974     $ 27,097

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc. and subsidiaries (the "Company") is a full service wholesaler distributing a broad line of pharmaceuticals, surgical and hospital supplies, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other health care providers. The Company is currently operating in only one business segment.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements give retroactive effect to the pooling-of-interests business combination with Whitmire Distribution Corporation (the "Whitmire Merger") on February 7, 1994 (see Note 3). The term "Cardinal," as used herein, refers to Cardinal Health, Inc. and its subsidiaries prior to the Whitmire Merger. Cardinal's fiscal year had historically ended on March 31, while Whitmire's fiscal year had ended on the Saturday closest to the end of June. On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the accompanying consolidated financial statements for the fiscal years ended June 30, 1995 and June 30, 1994, and for the twelve months ended June 30, 1993, combine the information for Cardinal and Whitmire as of June 30, 1995, and for each of the three years then ended. The accompanying consolidated financial statements for the fiscal year ended March 31, 1993 combine information for Cardinal's fiscal year ended March 31, 1993 with Whitmire's fiscal year ended July 3, 1993. The consolidated statement of earnings for the twelve months ended June 30, 1993, is unaudited and is presented for the purpose of supplemental analysis.

     Due to the different fiscal period ends of the merged companies, the results of Whitmire for the three months ended July 3, 1993, have been included in the consolidated statements of earnings for both the periods ended June 30, 1993, and March 31, 1993. Cardinal's results of operations (exclusive of Whitmire) for the three months ended June 30, 1993, are not included in the consolidated statement of earnings but have been included as an adjustment in the consolidated statement of shareholders' equity. For the three months ended June 30, 1993, Cardinal's net sales and net earnings were $550,034,000 and $7,771,000, respectively. The cash provided by operating activities was $53,752,000, while the cash used in investing and financing activities was $36,521,000 and $22,760,000, respectively. Cardinal paid dividends of $478,000 during the three months ended June 30, 1993.

CASH EQUIVALENTS

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value.

MARKETABLE SECURITIES AVAILABLE FOR SALE

     Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Pursuant to SFAS No. 115, the Company has classified its investment in short-term municipal bonds as available-for-sale. The fair value of the bonds at June 30, 1995 approximates the original cost determined on a specific identification basis and, accordingly, no net unrealized gain or loss has been recorded as a separate component of shareholders' equity. Gross unrealized gains and losses are not significant at June 30, 1995. These bonds mature on various dates in fiscal 1996.

     Prior to the adoption of SFAS No. 115, the Company accounted for debt securities that were held for sale using the lower-of-cost or market rule. The adoption of SFAS No. 115 did not have a material effect on the Company's financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

TRADE RECEIVABLES

     Trade receivables are presented net of the related allowance for doubtful accounts of approximately $28,275,000 and $21,594,000 at June 30, 1995, and June 30, 1994, respectively.

MERCHANDISE INVENTORIES

     Substantially all merchandise inventories are stated at lower of cost, last-in, first-out (LIFO) method, or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1995, by $79,365,000 and at June 30, 1994, by $61,852,000. The June 30,
1994 difference between replacement costs and LIFO values, restated to reflect the pooling-of-interests combination with Behrens, Inc. (see Note 3), was $77,465,000. The impact of partial inventory liquidations in certain LIFO pools reduced the LIFO provision by approximately $2,500,000 in fiscal 1993.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense. Certain software costs related to internally developed or purchased software are capitalized and amortized using the straight-line method over the useful lives not exceeding three years.

OTHER ASSETS

     Other assets primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired and noncurrent deferred tax assets (see Note 7). Intangible assets are being amortized using the straight-line method over lives which range from ten to forty years. Accumulated amortization was $18,670,000 and $16,571,000 at June 30, 1995, and June 30, 1994,
respectively. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows, and other operating factors.

SALES RECOGNITION

     The Company records sales when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. The Company also arranges for direct deliveries to be made to customer warehouses which are excluded from net sales and totaled $1,779,000,000, $562,000,000 and $467,000,000 in fiscal 1995, 1994 and 1993, respectively. The service fees related to direct deliveries are included in net sales and were not significant in fiscal 1995, 1994 or 1993.

INCOME TAXES

     Effective as of the beginning of fiscal 1993, Cardinal began accounting for income taxes under the liability method by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The cumulative effect of adopting this statement ($10,000,000) has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993. Prior to the adoption of SFAS No. 109, income taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

EARNINGS PER COMMON SHARE

     Primary earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method.

     Fully diluted earnings per Common Share reflect: (a) the dilutive effect of stock options and warrants from the date of grant computed using the treasury stock method; and (b) the full conversion of the 7.25% Convertible Subordinated Debentures due 2015 through their conversion and redemption in July 1993 (see
Note 11).

     Cash dividends paid per Common Share were $0.12, $0.09 and $0.07 for the fiscal years ended June 30, 1995 and 1994 and March 31, 1993, respectively.

STOCK SPLIT

     The Company paid a 25% stock dividend on June 30, 1994, to effect a five-for-four stock split of the Company's Common Shares. All share and per share amounts included in the Consolidated Financial Statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to reflect this stock split.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' amounts to conform with the classifications used for 1995.

2. UNUSUAL ITEMS

     In February 1994, the Company recorded a charge to reflect estimated Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax), including (a) fees and other transaction costs related to the combination, and
(b) other costs expected to be incurred in connection with the integration of Cardinal's and Whitmire's business operations. These estimated costs included approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate integration and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. Of these estimated costs, approximately $7 million pertained to the revaluation of certain operating assets and $2 million pertained to employee relocation, retraining and termination costs. At June 30, 1995, the Company had incurred actual costs aggregating approximately $26.9 million relating to the Whitmire Merger. The Company anticipates that the remainder of these costs will be expended in fiscal 1996. The current estimates of merger costs ultimately to be incurred are not materially different than the amounts originally recorded.

     During fiscal 1993, the Company received a termination fee of approximately $13.5 million, resulting from the termination by Durr-Fillauer Medical, Inc. of its agreement to merge with the Company.

     Also during fiscal 1993, the Company recorded charges totaling approximately $13.7 million, primarily related to the closing of certain non-core operations and the rationalization, standardization and improvement of selected distribution operations, information systems and support functions. The charges included the write-down of certain assets, moving costs and other costs associated with the affected operations, and modification costs necessary to centralize and standardize certain information systems and support functions. At June 30, 1995, the initiatives contemplated have been substantially completed in accordance with the original plan and all related funds have been expended.

     The modification of the terms of certain Whitmire stock options in fiscal 1993 also resulted in a one-time stock option compensation charge of approximately $5.2 million (see Note 11).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     The following supplemental information, presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies in the drug distribution industry, summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect (a) the elimination of the effect of the unusual items discussed above, and (b) the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement (see Note 3). Solely for purposes of the summary presented below, such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities. Although not anticipated, unusual items of a similar nature could occur in the future.

                                                                         TWELVE
                                                                         MONTHS
                                             FISCAL YEAR ENDED           ENDED          FISCAL YEAR
                                         -------------------------     ----------          ENDED
   (IN THOUSANDS, EXCEPT PER SHARE        JUNE 30,       JUNE 30,       JUNE 30,      ---------------
               AMOUNTS)                     1995           1994           1993        MARCH 31, 1993
-------------------------------------    ----------     ----------     ----------     ---------------
                                                                       (UNAUDITED)
Operating earnings, excluding unusual
  items..............................     $163,639       $121,867       $ 95,084          $93,553
Earnings before cumulative effect of
  change in accounting principle,
  excluding unusual items............       84,973         63,044         44,510           42,865
Earnings per Common Share before
  cumulative effect of change in
  accounting principle, excluding
  unusual items:
     Primary.........................        $2.01          $1.60          $1.30            $1.25
     Fully diluted...................         2.01           1.60           1.24             1.19

     Operating earnings and net earnings as reported in the Company's historical financial statements are reconciled to the respective amounts in the preceding table as follows:

                                      FISCAL YEAR ENDED         TWELVE MONTHS ENDED JUNE          FISCAL YEAR ENDED
                                        JUNE 30, 1994                   30, 1993                   MARCH 31, 1993
                                  -------------------------     -------------------------     -------------------------
                                  OPERATING         NET         OPERATING         NET         OPERATING         NET
        (IN THOUSANDS)             EARNINGS       EARNINGS       EARNINGS       EARNINGS       EARNINGS       EARNINGS
------------------------------    ----------     ----------     ----------     ----------     ----------     ----------
                                                                       (UNAUDITED)
As reported, before cumulative
  effect of change in
  accounting principle........     $ 85,987       $ 33,931       $ 89,646       $ 39,298       $ 88,115       $ 37,671
Supplemental adjustments:
     Merger costs.............       35,880         28,180
     Preferred stock
       redemptions............                       1,205                         2,876                         2,876
     Interest adjustment on
       preferred stock........                        (272)                         (557)                         (575)
Termination fee...............                                    (13,466)        (7,163)       (13,466)        (7,163)
Restructuring charge..........                                     13,657          7,265         13,657          7,265
Stock option charge...........                                      5,247          2,791          5,247          2,791
                                  ----------     ----------     ----------     ----------     ----------     ----------
As supplementally adjusted....     $121,867       $ 63,044       $ 95,084       $ 44,510       $ 93,553       $ 42,865
                                  ==========     ==========     ==========     ==========     ==========     ==========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS

     On July 18, 1994, the Company issued approximately 944,000 Common Shares in a merger transaction for all of the common shares of Behrens Inc., a drug wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The impact of the Behrens merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the Behrens merger.

     On July 1, 1994, the Company acquired all of the outstanding stock of Humiston-Keeling, Inc., a drug wholesaler based in Calumet City, Illinois, for cash of $33,334,000 in a transaction accounted for by the purchase method. Had the purchase occurred at the beginning of fiscal 1994, operating results on a pro forma basis would not have been significantly different.

     On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which a wholly owned subsidiary of Cardinal was merged with and into Whitmire effective February 7, 1994. In the Whitmire merger, which was accounted for as a pooling-of-interests business combination, holders of outstanding Whitmire common stock received an aggregate of approximately 6,802,000 Common Shares and approximately 1,861,000 Class B common shares in exchange for all of the previously outstanding common stock of Whitmire. In addition, Whitmire's outstanding stock options were converted into options to purchase an aggregate of approximately 1,721,000 additional Common Shares pursuant to the terms of such options and the Reorganization Agreement.

     On December 17, 1993, the Company issued approximately 296,000 Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc., a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics. The transaction was accounted for as a pooling-of-interests business combination. The impact of the PRN merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the PRN merger.

     On May 4, 1993, the Company acquired all of the outstanding capital stock of Solomons Company, a wholesale drug distributor based in Savannah, Georgia, in exchange for approximately 1,062,000 Common Shares. The transaction was accounted for by the purchase method. Had the acquisition occurred at the beginning of fiscal 1993, operating results on a pro forma basis would not have been significantly different.

4. NOTES PAYABLE -- BANKS

     The Company has entered into various uncommitted line-of-credit arrangements which allow for borrowings up to $225,000,000 and $221,000,000 at June 30, 1995 and 1994, respectively, at various money market rates. The amount outstanding under such arrangements was $3,000,000 and $25,000,000, at weighted average interest rates of 6.89% and 4.28%, at June 30, 1995 and 1994, respectively.

     In addition to the aforementioned credit arrangements, at June 30, 1995, the Company has revolving credit agreements with eight banks which have a maturity of less than one year, are renewable on a quarterly basis, and allow the Company to borrow up to $100,000,000 (none of which was in use at either June 30, 1995 or 1994). The Company is required to pay a commitment fee at the annual rate of .125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements.

     Total available but unused lines of credit at June 30, 1995 and June 30, 1994 were $322,000,000 and $296,000,000, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

5. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                                        JUNE 30,     JUNE 30,
                                                                          1995         1994
                                                                        --------     --------
Notes; 6.5% due 2004..................................................  $100,000     $100,000
Notes; 8% due 1997....................................................   100,000      100,000
Primarily mortgage revenue bonds, notes and capital leases; 3.70% to
  14.07%, and rates that fluctuate based on prime, due in varying
  installments through 2002...........................................    11,333       13,015
                                                                        --------     --------
          Total.......................................................   211,333      213,015
Less current portion..................................................    (2,083)      (2,929)
                                                                        --------     --------
Long-term obligations -- less current portion.........................  $209,250     $210,086
                                                                        ========     ========

     On February 23, 1994, the Company sold $100,000,000 of 6.5% Notes due 2004 (the "6.5% Notes") in a public offering. The 6.5% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $860,000 incurred in connection with the offering are being amortized on a straight-line basis over the period the 6.5% Notes will be outstanding. The Company used the proceeds of this sale for general corporate purposes, including the repayment of bank lines of credit incurred as part of the Whitmire Merger (see Note 3). In anticipation of the sale of the 6.5% Notes, the Company entered into an interest rate hedge agreement, which was terminated at the approximate time of the issuance of the 6.5% Notes, resulting in a deferred gain of approximately $1.3 million which is being amortized as a reduction of interest expense over the period the 6.5% Notes are outstanding.

     On March 11, 1992, the Company sold $100,000,000 of 8% Notes due 1997 (the "8% Notes") in a public offering. The 8% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $718,000 incurred in connection with the offering, are being amortized on a straight-line basis over the period the 8% Notes will be outstanding.

     The Company has entered into various interest rate swap agreements which serve to hedge the Company's aggregate interest cost on the 8% Notes, in response to falling interest rates subsequent to the issuance of the 8% Notes. The net effect of the swap agreements is that the Company exchanged its fixed rate position on the 8% Notes for a fixed rate of 5.1% for the period July 15, 1992, through March 1, 1993, a fixed rate of 6.5% for the period March 2, 1993, through March 1, 1994, and, thereafter, a fixed rate of 8.1% through March 1, 1997 (the maturity date of the 8% Notes). In May 1993, two of the offsetting swap agreements were canceled at no gain or loss to the Company. The notional principal in each of the four swap agreements outstanding at June 30, 1995 is $100 million. Due to the offsetting nature of the swaps, the market value of those in a net receivable position approximates the market value of those in a net payable position. The risk of accounting loss, based on a discounted cash flow assumption, in the event of nonperformance by counterparties with whom the Company is in a net receivable position is approximately $3 million as of June 30, 1995; however, based on the credit quality of the counterparties, the Company believes the likelihood of such a credit loss to be remote. The Company recognizes in income the periodic net cash settlements under the matched swap agreements as they accrue.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $11,480,000 at June 30, 1995.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     Maturities of long-term obligations for future fiscal years are as follows (in thousands):

1996............  $  2,083
1997............   101,844
1998............     1,043
1999............       923
2000............       873
Thereafter......   104,567
                  --------
     Total......  $211,333
                  ========

6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and equivalents, marketable securities, notes payable -- banks and other accrued liabilities at June 30, 1995, and June 30, 1994, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $211,208,000 and $206,116,000 as compared to the carrying amounts of $211,333,000 and $213,015,000 at June 30, 1995, and June 30, 1994, respectively.
The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

7. INCOME TAXES

     Effective the beginning of fiscal 1993, Cardinal adopted SFAS No. 109. Under the provisions of SFAS No. 109, income taxes are recorded under the liability method. SFAS No. 109 results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities (temporary differences), and operating loss and tax credit carryforwards for tax purposes. The cumulative effect of adopting SFAS No. 109 ($10,000,000) has been reported as a change in accounting principle retroactive to the beginning of fiscal 1993.

     The provision (credit) for income taxes consists of the following (in thousands):

                                       FISCAL YEAR
                             -------------------------------
                              1995        1994        1993
                             -------     -------     -------
Current:
     Federal.............    $33,232     $42,146     $29,991
     State...............      3,993       4,852       5,782
                             -------     -------     -------
          Total..........     37,225      46,998      35,773
                             -------     -------     -------
Deferred.................     24,307     (11,374)    (10,063)
                             -------     -------     -------
          Total
            provision....    $61,532     $35,624     $25,710
                             =======     =======     =======

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     A reconciliation of the Company's income tax provision and the provision based on the Federal statutory income tax rate follows:

                                                            FISCAL YEAR
                                                 ----------------------------------
                                                   1995         1994         1993
                                                 --------     --------     --------
Provision at Federal statutory rate..........      35.0%        35.0%        34.0%
State income taxes -- net of Federal
  benefit....................................       4.5          4.5          5.0
Nondeductible expenses.......................                    9.5
Other........................................       2.5          1.3        (0.2)
                                                 --------     --------     --------
Effective income tax rate....................      42.0%        50.3%        38.8%
                                                 ========     ========     ========

     The components of the Company's deferred income tax assets (liabilities), the current portion (a liability of $15,095,000 and an asset of $4,990,000 at June 30, 1995, and June 30, 1994, respectively) is included in the Consolidated Balance Sheets captions "Other accrued liabilities" and "Prepaid expenses and other," and the noncurrent portion (a liability of $10,987,000 and an asset of $467,000 at June 30, 1995, and June 30, 1994, respectively) is included in the Consolidated Balance Sheets captions "Other liabilities" and "Other assets," are as follows (in thousands):

                                                         AS OF
                                                 ---------------------
                                                 JUNE 30,     JUNE 30,
                                                   1995         1994
                                                 --------     --------
Deferred income tax assets:
     Allowance for doubtful accounts.........    $ 10,987     $  7,839
     Accrued liabilities.....................      16,047       22,623
     Stock option compensation...............                    2,240
     Other...................................      11,814        1,929
                                                 --------     --------
          Total deferred income tax assets...      38,848       34,631
                                                 --------     --------
Deferred income tax liabilities:
     Inventory basis differences.............     (46,588)     (25,210)
     Property related........................      (4,512)      (2,840)
     Other...................................     (13,830)      (1,124)
                                                 --------     --------
          Total deferred income tax
            liabilities......................     (64,930)     (29,174)
                                                 --------     --------
          Net deferred income tax assets
            (liabilities)....................    $(26,082)    $  5,457
                                                 ========     ========

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     Employee retirement benefit plans expense was as follows (in thousands):

                                                  FISCAL YEAR
                                       ----------------------------------
                                         1995         1994         1993
                                       --------     --------     --------
Defined contribution plans.........     $5,465       $3,917       $3,400
Multiemployer plans................        637          522          538
                                       --------     --------     --------
          Total....................     $6,102       $4,439       $3,938
                                       ========     ========     ========

     The adoption of Financial Accounting Standards Board Statement No. 112 "Employer's Accounting for Postemployment Benefits" in 1995 had no material effect on the consolidated financial statements of the Company.

9. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases certain warehouse and office facilities, vehicles, and data processing equipment under operating leases. The leases expire at various dates over the next twelve years. Certain of these leases provide for renewal options and/or contingent rentals based on various factors.

     The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 1995, are as follows (in thousands):

1996............  $ 11,887
1997............    10,151
1998............     8,931
1999............     7,584
2000............     3,868
Thereafter......    10,461
                  --------
     Total......  $ 52,882
                  ========

     The minimum rental payments above have been reduced by sublease rentals of approximately $438,000 in 1996 and $353,000 in 1997. Rental expense (net of sublease rental income) relating to operating leases and short-term cancelable leases was approximately $12,631,000, $11,189,000 and $10,316,000 in fiscal
1995, 1994, and 1993, respectively.

     In connection with its supplier relationship with various customers, the Company has guaranteed certain indebtedness and lease payments. As of June 30, 1995, these guarantees total approximately $1,633,000.

     During fiscal 1994, the Company began a program whereby certain customer notes receivables were sold, with full recourse, to a commercial bank. As of June 30, 1995, amounts outstanding on customer notes receivables sold to the commercial bank under this program totaled approximately $6,860,000.

     The Company becomes involved from time-to-time in litigation arising out of its normal business activities. In addition, in November 1993, Cardinal, Whitmire, five other pharmaceutical wholesalers, and twenty-four pharmaceutical manufacturers were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. The Company believes that the allegations set forth against Cardinal and Whitmire in these lawsuits are without merit. In the opinion of management, the Company's liability, if any, under any pending litigation would not have a material adverse effect on the Company's financial condition or results of operations.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

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

     Whitmire would have been required to redeem, at $100.00 per share plus accrued but unpaid dividends, all shares of its Senior and Series A Preferred Stock commencing in October 1994 through July 1996. Stockholders' equity was charged $840,000 in fiscal 1993 for accretion relative to this mandatory redemption obligation. As of March 31, 1993, a total of $4,200,000 had been credited to redeemable preferred stock through accretion. Pursuant to the terms of the Reorganization Agreement between Cardinal and Whitmire (see Note 3), all of the outstanding shares of Whitmire Senior and Series A Preferred Stock were redeemed as of February 7, 1994, the date of the Whitmire Merger.

11. SHAREHOLDERS' EQUITY

     The Company's authorized capital shares consist of (a) 60,000,000 Class A common shares, without par value, of which 41,945,472 and 34,862,835 were outstanding and 193,292 and 179,878 were held in treasury at cost at June 30, 1995, and June 30, 1994, respectively: (b) 5,000,000 Class B common shares, without par value, of which none and 2,971,375 were outstanding at June 30, 1995 and June 30, 1994, respectively; and (c) 500,000 non-voting preferred shares without par value, none of which have been issued. The Class A common shares and Class B common shares are collectively referred to as common shares.

     The Class B common shares were issued to a former Whitmire stockholder in February 1994 in connection with the Whitmire Merger. All of the Class B common shares outstanding at June 30, 1994 were converted to Class A common shares during the year ended June 30, 1995. Prior to the conversion of Class B common shares, all holders of Class A common shares and Class B common shares participated equally in dividends when and as declared by the Company's Board of Directors. Holders of Class A common shares were entitled to one vote per share for the election of Directors and upon all matters on which shareholders were entitled to vote. Holders of Class B common shares were entitled to one-fifth of one vote per share in the election of Directors and upon all matters which shareholders were entitled to vote.

     On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares (the "New Shares") were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. The Existing Shares included all of the issued and outstanding Class B common shares, which were converted to Class A common shares prior to their sale to the public. Net proceeds received by the Company of approximately $70 million from the sale of the New Shares were used to finance working capital growth and for other general corporate purposes. The Company did not receive any of the proceeds from the sale of the Existing Shares.

     On June 11, 1993, the Company called its 7.25% convertible Subordinated Debentures due 2015 (the "Subordinated Debentures") for redemption, effective as of July 2, 1993. Following this call, $74,920,000 of Subordinated Debentures were converted into Common Shares of the Company. The remaining $80,000 of Subordinated Debentures outstanding were redeemed for cash. The amount credited to shareholders' equity as a result of the conversion of the Subordinated Debentures was reduced by unamortized offering costs of approximately $1,767,000 and costs directly related to the conversion of approximately $13,000.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     During fiscal 1993, Whitmire canceled adjustment share rights, previously granted to outside investors, representing rights to purchase shares of Whitmire common stock (a defined percentage of the adjustment share rights were cancelable annually up to 100% based upon the achievement of certain financial targets). Additionally, certain conditions relative to the exercise of Whitmire options were eliminated. For financial reporting purposes, the modification of the terms of these options previously granted to key employees has been treated as if the options were issued on the date that the terms were modified. Accordingly, a compensation charge totaling approximately $5.2 million was recorded relative to these changes. The compensation charge is equal to the fair value (as determined by an independent appraisal) of the options on the date that the terms of the options were modified.

     Pursuant to the terms of the Reorganization Agreement (see Note 3), warrants to purchase shares of Whitmire common stock which, upon exercise became convertible into approximately 2,831,000 Common Shares at an average price of $.08 per share, were exercised prior to the consummation of the pooling-of-interests business combination of Cardinal and Whitmire.

     On Aril 14, 1993, the Company repurchased all of the Common Shares (approximately 725,000) owned by subsidiaries of North American National Corporation, the former Chairman of which is also a Director of the Company, at a price of $21.20 per share. Nearly all of these shares were subject to certain restrictions contained in a Shareholders Agreement among North American National Corporation and other individual shareholders, which restrictions were released as part of the repurchase transaction.

12. STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and key employees. Under the Plans, at June 30, 1995, the Company was authorized to issue up to an aggregate of 3,875,000 Common Shares in the form of incentive stock options, nonqualified stock options, and restricted shares. Options granted are generally exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

     The following summarizes all stock option transactions under the Plans from March 31, 1992, through June 30, 1995, giving retroactive effect to stock dividends and stock splits (in thousands, except per share amounts):

                                                 NUMBER OF       EXERCISE PRICES
                                                  OPTIONS           PER SHARE          TOTAL
---------------------------------------------------------------------------------------------
Balance Outstanding, March 31, 1992..........         875       $  4.00 -  $28.96     $10,636
     Granted.................................         229         20.80 -   22.00       4,801
     Exercised...............................        (349)         4.00 -   17.04      (2,319)
     Canceled................................         (16)        11.14 -   24.50        (279)
---------------------------------------------------------------------------------------------
Balance Outstanding, March 31, 1993..........         739          7.78 -   28.96      12,839
     Granted.................................         751         23.20 -   38.60      26,286
     Exercised...............................         (58)         7.78 -   28.96        (787)
     Canceled................................         (35)        17.04 -   38.60        (899)
---------------------------------------------------------------------------------------------
Balance Outstanding, June 30, 1994...........       1,397          7.78 -   38.60      37,439
     Granted.................................         416         38.75 -   49.50      20,120
     Exercised...............................         (62)         7.78 -   38.60        (884)
     Canceled................................         (16)        21.00 -   49.50        (602)
---------------------------------------------------------------------------------------------
Balance Outstanding, June 30, 1995...........       1,735       $  7.78 -  $49.50     $56,073

     At June 30, 1995, approximately 476,000 option shares under the Plans were exercisable and approximately 2,723,000 Common Shares were reserved for issuance under the Plans.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     In connection with the Whitmire Merger, outstanding Whitmire stock options granted to current or former Whitmire officers or employees were automatically converted into options ("Cardinal Exchange Options") to purchase an aggregate of approximately 1,721,000 additional Common Shares pursuant to the terms of such options and the Reorganization Agreement (see Note 3). Under the terms of their original issuance and as reflected in the Reorganization Agreement, the exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. Cardinal Exchange Options to purchase 1,250,000 and 271,000 Common Shares, with an average option price of $1.52 and $1.60, were exercised in fiscal 1995 and 1994, respectively. At June 30, 1995, Cardinal Exchange Options to purchase approximately 200,000 shares were outstanding with an average exercise price of $2.08 per share. Substantially all of the Cardinal Exchange Options outstanding at June 30, 1995, are 100% vested and are exercisable through October 25, 1995.

     The market value of restricted shares awarded by the Company is recorded as unamortized restricted stock awards and shown as a separate component of shareholders' equity. The compensation awards are amortized to expense over the period in which participants perform services, generally one to six years. As of June 30, 1995, approximately 416,000 restricted shares have been issued, of which approximately 148,000 shares remain restricted and subject to forfeiture and approximately 16,000 shares have been forfeited.

13. SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING AND FINANCING
    ACTIVITIES

     In conjunction with the acquisitions of Humiston-Keeling and Solomons (see
Note 3), liabilities were assumed as follows (in thousands):

                                                               FISCAL YEAR      THREE MONTHS
                                                                ENDED JUNE       ENDED JUNE
                                                                 30, 1995         30, 1993
                                                               ------------     ------------
Fair value of assets acquired..............................      $127,674         $ 44,468
Cash paid for the issued and outstanding shares............        33,334
Common Shares issued for the issued and outstanding
  shares...................................................                         18,006
                                                               ------------     ------------
Liabilities assumed........................................      $ 94,340         $ 26,462
                                                               ============     ============

     Total debt assumed by the Company as a result of these acquisitions was $1,670,000 and $4,315,000 in fiscal 1995 and for the three months ended June 30, 1993, respectively, and is included as part of the amount of liabilities assumed.

     In conjunction with the pooling-of-interests combination with Behrens (see
Note 3) in fiscal 1995, the historical cost of Behrens assets combined was approximately $25,396,000, and the total Behrens liabilities assumed (including total debt of approximately $1,336,000) were approximately $15,617,000.

     In conjunction with the pooling-of-interests combination with PRN (see Note
3) in fiscal 1994, the historical cost of PRN assets combined was approximately $16,946,000, and the total PRN liabilities assumed (including total debt of approximately $5,847,000) were approximately $16,564,000.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data for fiscal 1995 and 1994 reflects the amounts reported in previously filed quarterly reports:

(IN THOUSANDS, EXCEPT PER SHARE      FIRST          SECOND         THIRD          FOURTH
            AMOUNTS)                QUARTER        QUARTER        QUARTER        QUARTER       TOTAL YEAR
-------------------------------    ----------     ----------     ----------     ----------     ----------
Fiscal 1995:
     Net sales.................    $1,818,687     $1,985,863     $1,987,973     $2,013,569     $7,806,092
     Gross margin..............       103,357        112,475        126,704        121,920        464,456
     Selling, general and
       administrative
       expenses................       (72,201)       (73,800)       (76,488)       (78,328)      (300,817)
     Operating earnings........        31,156         38,675         50,216         43,592        163,639
     Net earnings available for
       Common Shares...........        16,025         20,877         25,906         22,165         84,973
     Net earnings per Common
       Share:
          Primary..............         $0.39          $0.49          $0.61          $0.52          $2.01
          Fully diluted........          0.39           0.49           0.61           0.52           2.01
Fiscal 1994:
     Net sales.................    $1,291,470     $1,397,769     $1,510,674     $1,590,498     $5,790,411
     Gross margin..............        77,775         83,312         98,371         95,714        355,172
     Selling, general and
       administrative
       expenses................       (53,556)       (54,855)       (61,531)       (63,363)      (233,305)
     Operating earnings........        24,219         28,457            960         32,351         85,987
     Net earnings (loss)
       available for Common
       Shares..................        11,806         14,574         (9,096)        16,647         33,931
     Net earnings (loss) per
       Common Share:
          Primary..............         $0.30          $0.37         $(0.23)         $0.42          $0.86
          Fully diluted........          0.30           0.37          (0.23)          0.42           0.86

     The following supplemental information for fiscal 1994 excludes the impact of unusual items (see Note 2 for discussion of presentation) and assumes the redemption of Whitmire's preferred stock. Solely for the purposes of the supplemental information presented below, such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

(IN THOUSANDS, EXCEPT PER SHARE      FIRST          SECOND         THIRD          FOURTH
            AMOUNTS)                QUARTER        QUARTER        QUARTER        QUARTER       TOTAL YEAR
-------------------------------    ----------     ----------     ----------     ----------     ----------
Fiscal 1994:
     Net sales.................    $1,291,470     $1,397,769     $1,510,674     $1,590,498     $5,790,411
     Gross margin..............        77,775         83,312         98,371         95,714        355,172
     Selling, general and
       administrative
       expenses................       (53,556)       (54,855)       (61,531)       (63,363)      (233,305)
     Operating earnings,
       excluding unusual
       item....................        24,219         28,457         36,840         32,351        121,867
     Net earnings available for
       Common Shares, excluding
       unusual items...........        12,201         14,968         19,228         16,647         63,044
     Net earnings per Common
       Share, excluding unusual
       items:
          Primary..............         $0.31          $0.38          $0.49          $0.42          $1.60
          Fully diluted........          0.31           0.38           0.49           0.42           1.60

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

     Operating earnings and net earnings as reported in the Company's quarterly financial data for fiscal 1994 are reconciled to the respective amounts in the preceding table as follows:

                                         FIRST          SECOND
          (IN THOUSANDS)                QUARTER        QUARTER             THIRD QUARTER

----------------------------------------------------------------------------------------------
           Fiscal 1994:                   NET            NET         OPERATING         NET
                                        EARNINGS       EARNINGS       EARNINGS       EARNINGS
                                       ----------     ----------     ----------     ----------
As reported........................     $ 11,806       $ 14,574       $    960       $ (9,096)
Supplemental adjustments:
     Merger costs..................                                     35,880         28,180
     Preferred stock redemptions...          520            520                           165
     Interest adjustment on
       preferred stock.............         (125)          (126)                          (21)
                                       ----------     ----------     ----------     ----------
     As supplementally adjusted....     $ 12,201       $ 14,968       $ 36,840       $ 19,228
                                       ==========     ==========     ==========     ==========

15. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's trade receivables are exposed to a concentration of credit risk with customers in the retail and health care sectors. However, the credit risk is limited due to the diversity of the customer base and its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

     During fiscal 1995, the Company's two largest customers accounted for 11% of net sales and 82% of direct deliveries, respectively. Trade receivables due from these two customers aggregated approximately 25% of total trade receivables at June 30, 1995.

16. SUBSEQUENT EVENT

     On August 26, 1995, the Company signed a definitive merger agreement with Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of independent retail pharmacies. Under the terms of the transaction, shareholders of Medicine Shoppe will receive the Company's Common Shares in exchange for common shares of Medicine Shoppe. The Company will issue between approximately
6.0 million and 6.8 million Common Shares in the transaction, depending in part upon the average closing price of the Company's Common Shares over a specified period. Under certain circumstances, the Company could issue up to approximately
7.2 million Common Shares in the transaction. The transaction is subject to certain conditions including approval by Medicine Shoppe shareholders and is expected to be accounted for as a pooling-of-interests.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS". Certain information relating to Executive Officers of the Company appears at pages 5 and 6 of this Form 10-K, which is hereby incorporated by reference.

ITEM 11: EXECUTIVE COMPENSATION.

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "EXECUTIVE COMPENSATION" (other than information set forth under the caption "Compensation Committee Report").

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation".

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                PAGE
                                                                        ---------------------
Independent Auditors' Reports...........................................         12-13
Financial Statements:
     Consolidated Statements of Earnings for the Fiscal Years Ended June
      30, 1995, June 30, 1994, Twelve Months Ended June 30, 1993, and
      Fiscal Year Ended March 31, 1993..................................          14
     Consolidated Balance Sheets at June 30, 1995, and June 30, 1994....          15
     Consolidated Statements of Shareholders' Equity for the Fiscal
      Years Ended June 30, 1995, June 30, 1994 and March 31, 1993.......          16
     Consolidated Statements of Cash Flows for the Fiscal Years Ended
      June 30, 1995, June 30, 1994 and March 31, 1993...................          17
     Notes to Consolidated Financial Statements.........................         18-31

(a)(2) The following Supplemental Schedule is included in this report:

                                                                                PAGE
                                                                        ---------------------
     Schedule II - Valuation and Qualifying Accounts....................          36

     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by S-K item 601:

 EXHIBIT
  NUMBER                                    EXHIBIT DESCRIPTION
----------    --------------------------------------------------------------------------------
    2.01      Agreement and Plan of Merger dated as of August 26, 1995, among the Registrant,
              Arch Merger Corp., and Medicine Shoppe International, Inc. (10)
    3.01      Amended and Restated Articles of Incorporation of the Registrant, as amended.
              (1)
    3.02      Restated Code of Regulations of the Registrant, as amended. (1)
    4.01      Specimen Certificate for the Registrant's Class A Common Shares.
    4.02      Indenture between the Registrant and Bank One, Indianapolis, NA relating to the
              Registrant's 8% Notes Due 1997. (2)
    4.03      Indenture between the Registrant and Bank One, Indianapolis, NA relating to the
              Registrant's 6 1/2% Notes Due 2004. (1)
    4.04      Registration Rights Agreement dated as of October 11, 1993, as amended, among the Registrant, certain former stockholders of Whitmire, and Robert D. Walter.
              (9)

Other long-term debt agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

 EXHIBIT
  NUMBER                                    EXHIBIT DESCRIPTION
----------    --------------------------------------------------------------------------------
   10.01      Stock Incentive Plan of the Registrant, as amended. (9)*
   10.02      Directors' Stock Option Plan of the Registrant, as amended and restated. (9)
   10.03      Employment Agreement dated October 11, 1993, among Whitmire, Melburn G. Whitmire and the Registrant, as amended. (4)*
   10.04      Employment Agreement dated October 11, 1993, among Whitmire, Gary E. Close, and the Registrant, as amended. (4)*

 EXHIBIT
  NUMBER                                    EXHIBIT DESCRIPTION
----------    --------------------------------------------------------------------------------
   10.05      Employment Agreement dated October 11, 1993, among Whitmire, James E. Clare, and the Registrant. (4)*
   10.06      Form of Indemnification Agreement between the Registrant and individual directors. (5)
   10.07      Form of Indemnification Agreement between the Registrant and individual officers. (6)*
   10.08      Form of Indemnification Agreement between Whitmire and directors and officers of
              Whitmire. (9)*
   10.09      Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D.
              Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993
              FBO Robert D. Walter. (9)*
   10.10      Whitmire Distribution Corporation Selective Deferred Compensation Plan, as
              amended, and form of related Split-Dollar Agreements. (9)*
   10.11      Lease for portions of the Registrant's Columbus Investment Property dated July
              7, 1958, as amended. (7)
   10.12      Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated
              Effective July 1, 1995.*
   10.13      Shareholders Agreement dated July 13, 1984, as amended. (8)
   11.01      Statement concerning computation of per share earnings.
   21.01      List of subsidiaries of the Registrant.
   23.01      Consent of Deloitte & Touche LLP.
   23.02      Consent of Arthur Andersen LLP.
   27.01      Financial Data Table

---------------

 (1) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference.

 (2) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (No. 0-12591) and incorporated herein by reference.

 (3) Included as an exhibit to the Registrant's Statement on Form S-8 (No. 33-52535) and incorporated herein by reference.

 (4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 (No. 0-12591) and incorporated herein by reference.

 (5) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1986 (No. 0-12591) and incorporated herein by reference.

 (6) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1987 (No. 0-12591) and incorporated herein by reference.

 (7) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

 (8) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

 (9) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (No. 0-12591) and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Schedule 13D reporting Registrant's beneficial ownership of shares of Medicine Shoppe International, Inc. (No. 0-13008) and incorporated herein by reference.

  * Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K: None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDINAL HEALTH, INC.
September 19, 1995
                                          By:   /s/ ROBERT D. WALTER
                                                 Robert D. Walter, Chairman and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               NAME                                 TITLE                        DATE
----------------------------------- ----------------------------------------------------------
/s/ ROBERT D. WALTER                Chairman, Chief Executive Officer and    September 19, 1995
     Robert D. Walter               Director (principal executive
                                    officer)
/s/ DAVID BEARMAN                   Executive Vice President and Chief      September 19, 1995
     David Bearman                  Financial Officer (principal
                                    financial officer and principal
                                    accounting officer)
/s/ JOHN C. KANE                    President, Chief Operating Officer      September 19, 1995
     John C. Kane                   and Director
/s/ JOHN F. FINN                    Director                                September 19, 1995
     John F. Finn
/s/ ROBERT L. GERBIG                Director                                September 19, 1995
     Robert L. Gerbig
/s/ JOHN F. HAVENS                  Director                                September 19, 1995
     John F. Havens
/s/ REGINA E. HERZLINGER            Director                                September 19, 1995
     Regina E. Herzlinger
/s/ GEORGE R. MANSER                Director                                September 19, 1995
     George R. Manser
/s/ JOHN B. MCCOY                   Director                                September 19, 1995
     John B. McCoy
                                    Director                                September   , 1995
     Michael E. Moritz
/s/ JERRY E. ROBERTSON              Director                                September 19, 1995
     Jerry E. Robertson
/s/ L. JACK VAN FOSSEN              Director                                September 19, 1995
     L. Jack Van Fossen
/s/ MELBURN G. WHITMIRE             Director                                September 19, 1995
     Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994,
   THREE MONTHS ENDED JUNE 30, 1993, AND THE FISCAL YEAR ENDED MARCH 31, 1993
                                 (IN THOUSANDS)

                            COLUMN B              COLUMN C                            COLUMN E
                           -----------   --------------------------                  -----------
         COLUMN A          BALANCE AT    CHARGED TO     CHARGED TO      COLUMN D     BALANCE AT
        -----------         BEGINNING     COSTS AND       OTHER       ------------     END OF
        DESCRIPTION         OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
--------------------------------------   -----------   ------------   ------------   -----------
Valuation allowance for
  doubtful receivables:
                                                         $    177(1)
                                                            1,828(3)
                                                       ------------
Fiscal Year 1995...........   $21,594      $10,853       $  2,005       $ (6,177)(2)   $28,275
                           ===========   ===========   ============   ============   ===========
                                                         $    308(1)
                                                              648(3)
                                                       ------------
Fiscal Year 1994...........   $15,108      $ 9,761       $    956       $ (4,231)(2)   $21,594
                           ===========   ===========   ============   ============   ===========
                                                         $     38(1)
                                                            1,410(3)
                                                       ------------
Three-months ended
  June 30, 1993 (4)
  (Columns C & D Cardinal
  only)....................   $13,428      $   606       $  1,448       $   (374)(2)   $15,108
                           ===========   ===========   ============   ============   ===========
Fiscal Year 1993...........   $12,257      $ 4,498       $    136(1)    $ (3,463)(2)   $13,428
                           ===========   ===========   ============   ============   ===========

---------------

(1) Recovery of amounts provided for or written off in prior years.

(2) Current year write-off of uncollectible accounts.

(3) Amount arises from the acquisition of a subsidiary.

(4) See Note 1 of "Notes to Consolidated Financial Statements" regarding basis of presentation.