Form 10-Q
period 1995-09-30
CARDINAL HEALTH INC
filed 1995-11-06
CIK 721371

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995              Commission File Number 0-12591



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


                       Yes     X           No
                           --------          --------

         The number of Registrant's Common Shares outstanding at October 31, 1995 was as follows:

         Common Shares, without par value:    42,199,518
                                              ----------

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES


                                     Index*


                                                                                           Page No.
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements

           Consolidated Statements of Earnings for the Three Months
           Ended September 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . .          3

           Consolidated Balance Sheets at September 30, 1995 and
           June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

           Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . .          5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        6-7

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .        8-9


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .       9-11

           * Items deleted are inapplicable.

                         PART I.  FINANCIAL INFORMATION

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                    ---------------------------------
                                                    September 30,        September 30,

                                                       1995                   1994
                                                    -------------         -----------
Net sales                                              $2,033,034         $ 1,818,687

Cost of products sold                                   1,914,787           1,715,330
                                                        ---------           ---------

Gross margin                                              118,247             103,357

Selling, general and administrative expenses              (79,840)            (72,201)
                                                       ----------           ---------

Operating earnings                                         38,407              31,156

Other income (expense):
   Interest expense                                        (4,140)             (3,856)
   Other, net -- primarily interest income                  1,119                 401
                                                          -------             --------

Earnings before income taxes                               35,386              27,701

Provision for income taxes                                (14,859)            (11,676)
                                                        ---------            --------

Net earnings                                            $  20,527           $  16,025
                                                          =======             =======

Net earnings per Common Share:
   Primary                                                $  0.48             $  0.39
   Fully diluted                                           $ 0.48             $  0.39

Weighted average number of Common
   Shares outstanding:
   Primary                                                 42,796              40,614
   Fully diluted                                           42,876              40,678


See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (In thousands)


                                                                September 30, 1995      June 30, 1995
                                                                ------------------      -------------
ASSETS

   Current assets:
      Cash and equivalents                                         $      42,729           $   40,619
      Marketable securities available for sale                            19,501               22,576
      Trade receivables                                                  568,269              516,262
      Merchandise inventories                                          1,120,739            1,071,811
      Prepaid expenses and other                                          24,892               23,446
                                                                     -----------          -----------
             Total current assets                                      1,776,130            1,674,714
                                                                     -----------          -----------

   Property and equipment, at cost                                       186,667              177,284
      Accumulated depreciation and amortization                          (86,867)             (82,056)
                                                                     -----------          ------------
      Property and equipment, net                                         99,800               95,228

   Other assets                                                           71,617               71,862
                                                                     -----------          -----------

             Total                                                    $1,947,547           $1,841,804
                                                                       =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Notes payable, banks                                           $    19,800            $   3,000
      Current portion of long-term obligations                             2,102                2,083
      Accounts payable                                                 1,021,894              949,992
      Other accrued liabilities                                          115,477              118,295
                                                                     -----------          -----------
             Total current liabilities                                 1,159,273            1,073,370
                                                                     -----------          -----------

   Long-term obligations, less current portion                           208,179              209,202
   Deferred tax and other liabilities                                     11,364               11,035

   Shareholders' equity:
      Common Shares, without par value                                   347,047              345,538
      Retained earnings                                                  229,073              209,804
      Common Shares in treasury, at cost                                  (4,189)              (4,011)
      Unamortized restricted stock awards                                 (3,200)              (3,134)
                                                                     -----------          -----------
             Total shareholders' equity                                  568,731              548,197
                                                                     -----------          -----------

             Total                                                    $1,947,547          $ 1,841,804
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

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                       -----------------------------------
                                                                       September 30,          September 30,
                                                                          1995                    1994
                                                                       ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $   20,527             $   16,025
   Adjustments to reconcile net earnings to net cash
      from operations:
      Depreciation and amortization                                           5,888                  5,166
      Provision for bad debts                                                 1,749                  1,650
      Change in operating assets and liabilities,
          net of effects from acquisitions:
             Increase in trade receivables                                  (53,756)               (78,421)
             Increase in merchandise inventories                            (48,928)               (48,552)
             Increase in accounts payable                                    71,902                139,706
             Other operating items -- net                                    (3,872)                (1,586)
                                                                            -------              ---------

   Net cash provided by (used in) operating activities                       (6,490)                33,988
                                                                           --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                                                 (15,784)
   Additions to property and equipment                                      (10,101)                (6,833)
   Purchase of marketable securities available for sale                     (20,000)
   Proceeds from sale of marketable securities available for sale            23,075
                                                                           --------                 ------

   Net cash used in investing activities                                     (7,026)               (22,617)
                                                                            -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                         16,800                (25,000)
   Reduction of long-term obligations                                        (1,004)                (1,012)
   Proceeds from issuance of Common Shares                                    1,252                 70,792
   Tax benefit of stock options                                                                     16,872
   Dividends paid on Common Shares                                           (1,258)                (1,135)
   Purchase of treasury shares                                                 (164)                   (48)
                                                                           --------             -----------

   Net cash provided by financing activities                                 15,626                 60,469
                                                                            -------               --------

NET INCREASE IN CASH AND EQUIVALENTS                                          2,110                 71,840

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                    40,619                 54,941
                                                                            -------              ---------

CASH AND EQUIVALENTS AT END OF YEAR                                     $    42,729             $  126,781
                                                                           ========                =======


See notes to consolidated financial statements.

                             CARDINAL HEALTH, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the comparative period's amounts to conform with the classifications at September 30, 1995.

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Note 2. Earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant computed using the treasury stock method.

Note 3. During the three months ended September 30, 1995, the Company incurred merger costs related to the Whitmire Distribution Corporation ("Whitmire") merger of approximately $3.0 million and as of September 30, 1995 has incurred aggregate costs of approximately $29.9 million. The estimated remaining merger costs to be incurred totaled $6.0 million at September 30, 1995, and the Company's current estimates of the merger costs ultimately to be incurred are not materially different than the amounts originally recorded. The Company anticipates that the remainder of these costs will be expended during fiscal 1996.

Note 4. On July 1, 1994, the Company purchased all of the common stock of Humiston-Keeling, Inc., a Calumet City, Illinois-based wholesale drug distributor for cash of $33,334,000, in a transaction accounted for by the purchase method.

Note 5. On July 18, 1994, the Company issued approximately 944,000 Common Shares in a merger transaction in exchange for all of the common shares of Behrens Inc., a Waco, Texas-based wholesale drug distributor, in a transaction accounted for as a pooling-of-interests business combination. The impact of the Behrens combination, on both an historical and pro forma basis, is not significant. Accordingly, the prior period has not been restated for the Behrens combination.

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

Note 7. On August 26, 1995, the Company signed a definitive merger agreement with Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of independent retail pharmacies. Under the terms of the transaction, shareholders of Medicine Shoppe will receive Cardinal Common Shares in exchange for common shares of Medicine Shoppe. The Company expects to issue between 6.0 million and 6.8 million Common Shares in the transaction, depending, in part, upon the average closing price of Cardinal Common Shares over a specified period. Under certain circumstances, the Company could issue up to approximately 7.2 million Common Shares in the transaction. The transaction is subject to certain conditions including approval by Medicine Shoppe shareholders and is expected to be accounted for as a pooling-of-interests. On October 10, 1995 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the Common Shares to be issued to Medicine Shoppe shareholders upon consummation of the merger. On October 11, 1995, the Registration Statement was declared effective and a vote on the transaction by Medicine Shoppe shareholders is scheduled for November 13, 1995.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis is presented below with regard to material changes in financial condition and results of operations for the Company's consolidated balance sheets as of September 30, 1995 and June 30, 1995, and for the consolidated statements of earnings for the three months ended September 30, 1995 and September 30, 1994.

         NET SALES. Net sales for the first quarter of fiscal 1996 increased 12% compared to the same period last year. The increase was entirely due to internal business growth resulting from increased sales to existing customers as well as the addition of new customers and price increases. The sales growth rate continues to be above industry levels but is lower than reported in prior periods because focus has been placed on achieving a better balance between volume growth and margin improvement (see "Gross Margin" below).

         GROSS MARGIN. As a percentage of net sales, gross margin increased to 5.82% in the first quarter of fiscal 1996 from 5.68% in the first quarter of fiscal 1995. The increase in the gross margin percentage was primarily due to growth in the Company's higher margin specialty businesses and expanded marketing programs with existing customers and manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses improved as a percentage of net sales to 3.93% in the first quarter of fiscal 1996 versus 3.97% in the prior year. The improvement is primarily due to economies associated with the Company's sales growth, particularly with major customers where support costs are generally lower, and to consolidating distribution and administrative functions.

         LIQUIDITY AND CAPITAL RESOURCE. Net working capital increased to $616.9 million at September 30, 1995 from $601.3 million at June 30, 1995, and included increased investments in trade receivables and merchandise inventories of $52.0 million and $48.9 million, respectively, offset by an increase in notes payable, banks of $16.8 million and accounts payable of $71.9 million. The increase in trade receivables was due primarily to internal business growth (see "Net Sales" above). The increases in merchandise inventories, notes payable, banks and accounts payable reflect the timing of seasonal purchases and related payments.

         Property and equipment, at cost increased by $9.4 million from June 30, 1995. The property acquired included increased investment in management information systems, customer support systems, and automation of distribution facilities.

         During the three months ended September 30, 1995, the Company incurred merger costs related to the Whitmire merger of approximately $3.0 million (see
Note 3 of "Notes to Consolidated Financial Statements" for additional information).

         Shareholders' equity increased to $568.7 million at September 30, 1995 from $548.2 million at June 30, 1995 due primarily to net earnings of approximately $20.5 million in the first quarter of fiscal 1996, less dividends paid by the Company of approximately $1.3 million.

         The Company has line-of-credit arrangements with various bank sources aggregating $325 million, of which $100 million is represented by committed line-of-credit arrangements and the balance is uncommitted. The amount outstanding under such arrangements was $19.8 million and $3.0 million at September 30, 1995 and June 30, 1995, respectively.

        On August 26, 1995, the Company signed a definitive merger agreement with Medicine Shoppe International, Inc. (see Note 7 of "Notes to Consolidated Financial Statements" for additional information). If this transaction is consummated, the Company expects to issue between 6.0 and 6.8 million Cardinal Common Shares.

         At September 30, 1995, the Company has the capacity to offer to the public debt securities of up to $200 million pursuant to Shelf Registrations filed with the Securities and Exchange Commission.

         The Company believes that it has adequate resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service.

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

         As described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, in November 1993, Cardinal and Whitmire were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). No material developments occurred in connection with the Brand Name Prescription Drug Litigation during the first quarter of fiscal 1996. The Company believes that both Federal and state allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations
vigorously.   The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

         The Company also becomes involved from time to time in ordinary routine litigation incidental to its business, none of which is expected to have any material adverse effect on the Company's financial condition or results of operations.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)     Listing of Exhibits:

         Exhibit 11.01: Computation of Per Share Earnings
         Exhibit 27.01: Financial Data Schedule

         (b)     Reports on Form 8-K:  The Company filed a Report on
         Form 8-K on August 30, 1995, reporting under Item 5 the announcement that the Company, Arch Merger Corp., a wholly-owned subsidiary of the Company,and Medicine Shoppe International, Inc. had entered into an Agreement and Plan of Merger .

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARDINAL HEALTH, INC.




Date:    November 3, 1995           By: /s/ Robert D. Walter
                                        --------------------
                                        Robert D. Walter
                                        Chairman and Chief Executive Officer




                                    By: /s/ David Bearman
                                        -----------------
                                        David Bearman
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)