Form 10-Q
period 1995-12-31
CARDINAL HEALTH INC
filed 1996-02-12
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995               Commission File Number 0-12591



                             Cardinal Health, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                              31-0958666
          -----                                             ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)



                     5555 GLENDON COURT, DUBLIN, OHIO 43016
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (614) 717-5000


              655 Metro Place South, Suite 925, Dublin, Ohio 43017
  (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes        X            No
                                      -----------          -----------

 The number of Registrant's Common Shares outstanding at January 25, 1996 was as follows:

         Common Shares, without par value:     48,652,104
                                                ---------


                                 CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                                 Index *


                                                                                                Page No.
Part I.    Financial Information:
           ---------------------
Item 1.    Financial Statements

           Consolidated Statements of Earnings for the Fiscal Quarter and Six
           Months Ended December 31, 1995 and December 31, 1994 . . . . . . . . . . . . .          3

           Consolidated Balance Sheets at December 31, 1995 and
           June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

           Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . .          5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        6-8

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9-10


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .      11-12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .         12

*  Items deleted are inapplicable.







                                                  PART I.  FINANCIAL INFORMATION

                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Fiscal Quarter Ended             Six Months Ended
                                                                  -----------------------------  -----------------------------
                                                                  December 31,    December 31,   December 31,    December 31,
                                                                      1995            1994           1995            1994
                                                                 -------------   --------------  ------------   --------------
                 Net revenues                                    $    2,131,627  $    1,999,267  $   4,178,765  $    3,831,395

                 Cost of products sold                                1,995,133       1,875,640      3,912,259       3,593,686
                                                                 -------------   -------------   -------------  --------------

                 Gross margin                                           136,494         123,627        266,506         237,709


                 Selling, general and administrative expenses            83,125          78,824        170,342         156,182

                 Unusual item, merger costs                             (16,374)                       (16,374)
                                                                 --------------  --------------  -------------  --------------

                 Operating earnings                                      36,995          44,803         79,790          81,527

                 Other income (expense):
                   Interest expense                                      (4,101)         (4,390)        (8,241)         (8,246)
                   Other, net -- primarily interest income                2,174           2,014          3,542           2,613
                                                                 --------------  --------------  -------------  --------------

                 Earnings before income taxes                            35,068          42,427         75,091          75,894


                 Provision for income taxes                              16,354          17,485         32,885          31,242
                                                                 --------------  --------------  -------------  --------------

                 Net earnings                                    $       18,714  $       24,942  $      42,206  $       44,652
                                                                 ==============  ==============  =============  ==============

                 Net earnings per Common Share:
                   Primary                                       $         0.38  $         0.51  $        0.86  $         0.93
                   Fully diluted                                 $         0.38  $         0.51  $        0.86  $         0.93

                 Weighted average number of Common
                   Shares outstanding:

                     Primary                                             49,349          49,149         49,275          48,132
                     Fully diluted                                       49,353          49,194         49,317          48,194



                                          See notes to consolidated financial statements.





                                                              Page  3


                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)



                                                                                         December 31,           June 30,
                                                                                              1995                1995
                                                                                         ---------------     --------------
                   ASSETS
                     Current assets:
                        Cash and equivalents                                             $        27,057     $       42,525
                        Marketable securities available for sale                                   7,852             40,695
                        Trade receivables                                                        609,353            529,672
                        Merchandise inventories                                                1,198,340          1,071,811
                        Prepaid expenses and other                                                30,935             25,472
                                                                                         ---------------     --------------

                          Total current assets                                                 1,873,537          1,710,175
                                                                                         ---------------     --------------

                     Property and equipment, at cost                                             213,828            183,287
                        Accumulated depreciation and amortization                               (95,162)           (86,205)
                                                                                         ---------------     --------------
                        Property and equipment, net                                              118,666             97,082

                     Other assets:
                        Marketable securities available for sale                                                      7,118
                        Finance notes and accrued interest receivable, net                        28,293             27,278
                        Other                                                                     81,088             78,023
                                                                                         ---------------     --------------

                          Total                                                          $     2,101,584     $    1,919,676
                                                                                         ===============     ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                     Current liabilities:
                        Notes payable, banks                                             $        25,000     $        3,000
                        Current portion of long-term obligations                                   1,995              2,083
                        Accounts payable                                                       1,072,081            952,206
                        Other accrued liabilities                                                113,825            116,789
                                                                                         ---------------     --------------

                          Total current liabilities                                            1,212,901          1,074,078
                                                                                         ---------------     --------------

                     Long-term obligations, less current portion                                 208,690            209,202
                     Other liabilities                                                            13,176             12,710


                     Shareholders' equity:
                        Common Shares, without par value                                         366,200            360,468
                        Retained earnings                                                        307,854            270,363
                        Common Shares in treasury, at cost                                       (4,291)            (4,011)
                        Unamortized restricted stock awards                                      (2,946)            (3,134)
                                                                                         ---------------     --------------
                          Total shareholders' equity                                             666,817            623,686
                                                                                         ---------------     --------------

                            Total                                                        $     2,101,584     $    1,919,676
                                                                                         ===============     ==============



                                          See notes to consolidated financial statements.





                                                              Page  4

                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)


                                                                                                       Six Months Ended
                                                                                                -------------------------------
                                                                                                December 31,     December 31,
                                                                                                     1995            1994
                                                                                                --------------  ---------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net earnings                                                                 $       42,206  $        44,652
                   Adjustments to reconcile net earnings to net cash from operations:
                   Depreciation and amortization                                                        12,352           10,599
                   Provision for bad debts                                                               5,125            5,647
                   Change in operating assets and liabilities, net of effects from acquisitions:
                     Increase in trade and finance notes receivables                                   (85,821)        (122,105)
                     Increase in merchandise inventories                                              (126,529)        (204,813)
                     Increase in accounts payable                                                      119,875          212,035
                     Other operating items, net                                                        (12,172)           2,439
                                                                                                --------------  ---------------

                   Net cash used in operating activities                                               (44,964)         (51,546)
                                                                                                --------------  ---------------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Acquisition of subsidiary, net of cash acquired                                                      (15,784)
                   Proceeds from sale of property and equipment                                            613
                   Additions to property and equipment                                                 (32,316)         (13,655)
                   Purchase of marketable securities available for sale                                (38,434)        (152,951)
                   Proceeds from sale of marketable securities available for sale                       78,395          103,778
                                                                                                --------------  ---------------

                   Net cash provided by (used in) investing activities                                   8,258          (78,612)
                                                                                                --------------  ---------------


                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Net short-term borrowing activity                                                    22,000           52,800
                   Reduction of long-term obligations                                                   (1,358)          (2,724)
                   Proceeds from issuance of Common Shares                                               1,575           71,535
                   Tax benefit of stock options                                                          3,900           16,362
                   Dividends paid on Common Shares                                                      (4,715)          (4,425)
                   Purchase of treasury shares                                                            (164)          (2,726)
                                                                                                --------------  ---------------

                   Net cash provided by financing activities                                            21,238          130,822
                                                                                                --------------  ---------------

                 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       (15,468)             664

                 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            42,525           58,053
                                                                                                --------------  ---------------

                 CASH AND EQUIVALENTS AT END OF PERIOD                                          $       27,057  $        58,717
                                                                                                ==============  ===============



                                          See notes to consolidated financial statements.





                                                              Page  5

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements contained herein have been restated to give retroactive effect to the merger of a wholly-owned subsidiary of the Company with and into Medicine Shoppe International, Inc. ("Medicine Shoppe"), on November 13, 1995, which business combination was accounted for under the pooling-of-interests method (see Note 3).

          These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included.
          All such adjustments are of a normal and recurring nature.

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal years ended June 30, 1995, 1994 and March 31, 1993 contained in the Company's report on Form 8-K, dated January 10, 1996. The financial statements contained in the Form 8-K were restated for the business combination with Medicine Shoppe (see
          Note 3).

Note 2. Net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant, computed using the treasury stock method.

Note 3. Effective November 13, 1995, a wholly owned subsidiary of the Company was merged with and into Medicine Shoppe. The Medicine Shoppe merger was accounted for as a pooling-of-interests business combination.
          The Company issued 6,425,717 Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 121,000 Common Shares.

          During the three month period ended December 31, 1995, the Company recorded a nonrecurring charge to reflect estimated Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax), which includes approximately $6.2 million for anticipated investment advisor, banking, legal, accounting, and other related transaction fees and costs associated with the Medicine Shoppe merger and $10.2 million related to revaluation of certain operating assets, integrating operations and implementing efficiencies with regard to information systems, customer systems, marketing programs and administrative functions.

          Certain Medicine Shoppe merger cost amounts are based upon estimates of costs to be incurred and actual costs may differ from these estimates. As of December 31, 1995, the Company has incurred gross Medicine Shoppe merger costs of approximately $5.8 million.

          The following pro forma results for the three and six months ended December 31, 1995 are presented excluding the Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax).
          This information is presented to facilitate meaningful comparisons to ongoing operations and to other companies in the drug distribution industry (in thousands, except per share amounts).

                                                                                     Fiscal Quarter Ended
                                                                 --------------------------------------------------------------
                                                                  December 31,     Percentage      December 31,     Percentage
                                                                      1995        of Net Sales         1994        of Net Sales
                                                                   ----------     ------------     -----------    -------------
                           Operating earnings                      $   53,369         2.50%         $   44,803         2.24%

                           Net earnings                            $   30,514         1.43%         $   24,942         1.25%

                           Net earnings per Common Share:
                             Primary                               $     0.62                       $     0.51
                             Fully diluted                         $     0.62                       $     0.51

                            ========================================================================================================

                                                                                       Six Months Ended
                                                                  --------------------------------------------------------------
                                                                  December 31,     Percentage      December 31,     Percentage
                                                                      1995        of Net Sales         1994        of Net Sales
                                                                   ----------     ------------     ------------    -------------
                           Operating earnings                      $   96,164         2.30%         $   81,527         2.13%

                           Net earnings                            $   54,006         1.29%         $   44,652         1.17%


                           Net earnings per Common Share:
                             Primary                               $     1.10                       $     0.93
                             Fully diluted                         $     1.10                       $     0.93

          The differences between the above results and those reported in the Consolidated Statements of Earnings are due solely to the assumed elimination of the Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax).

Note 4. During the six months ended December 31, 1995, the Company incurred costs associated with the Company's February 7, 1994 merger with Whitmire Distribution Corporation ("Whitmire") of approximately $5.6 million and as of December 31, 1995 had incurred aggregate costs of approximately $32.5 million. The estimated remaining Whitmire merger costs to be incurred are approximately $3.4 million at December 31, 1995, and the Company's current estimates of the Whitmire merger costs ultimately to be incurred are not materially different than the amounts originally recorded. The Company anticipates that the remainder of these costs will be expended during fiscal 1996.

Note 5. On July 1, 1994, the Company acquired all of the outstanding stock of Humiston-Keeling, Inc., a drug wholesaler based in Calumet City, Illinois, for cash of $33,334,000 in a transaction accounted for by the purchase method. Had the purchase occurred at the beginning of fiscal 1994, operating results on a pro forma basis would not have been significantly different.

Note 6. On July 18, 1994, the Company issued approximately 944,000 Common Shares in a merger transaction for all of the common shares of Behrens, Inc. ("Behrens"), a drug wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The impact of the Behrens merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the Behrens merger.

Note 7. On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares (the "Issued Shares") were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. Net proceeds received by the Company from the sale of the Issued Shares of approximately $70 million were used to finance working capital growth and for other general corporate purposes. The Company did not receive any of the proceeds from the sale of the Existing Shares.

Note 8. On January 23, 1996, the Company sold $150 million of 6% Notes due 2006 (the "6% Notes") in a public offering. The 6% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Estimated issuance costs of approximately $1.25 million incurred in connection with the offering will be amortized on a straight-line basis over the period the 6% Notes will be outstanding. The Company plans to use the proceeds of this sale for general corporate purposes, which may include repayment of bank lines of credit and other maturing debt, working capital growth, capital expenditures, and acquisitions.

Note 9. On February 7, 1996, the Company announced that it had entered into a definitive agreement with Pyxis Corporation ("Pyxis") pursuant to which Pyxis will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger the Company estimates that it will issue approximately 15.5 million Company Common Shares. Under the terms of the agreement, shareholders of Pyxis will receive 0.406557 Company Common Shares for each share of Pyxis they own at the time the transaction is consummated, subject to adjustment under specified circumstances. In addition, options for Pyxis common stock will be converted into equivalent options for Company Common Shares, based upon the exchange ratio. In connection with the transaction, Pyxis has granted the Company an option to purchase a number of shares of Pyxis common stock equal to 19.9% of the number of shares currently outstanding, exercisable upon the occurrence of certain events. The merger is expected to be completed by early summer, subject to approval by shareholders of both Pyxis and the Company, and the receipt of requisite regulatory approvals.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interest business combination with Medicine Shoppe on November 13, 1995 (see Note 3 of "Notes to Consolidated Financial Statements"). This discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of December 31, 1995 and June 30, 1995, and for the consolidated statements of earnings for the three and six month periods ended December 31, 1995 and December 31, 1994.

RESULTS OF OPERATIONS

    Net Revenues. Net revenues increased 7% for the second quarter of fiscal 1996 and 9% for the six-month period ended December 31, 1995. The increase in the second quarter and the six-month period is primarily due to internal revenue growth from wholesaling activities, resulting from increased sales to existing customers, as well as the addition of new customers primarily in the managed care and chain sectors. The revenue growth rate is lower than historical averages due in large part to unusually high revenue growth rates in the same periods of the prior year (42% in the second quarter and 41% for the six-month period of fiscal 1995).

    Gross Margin. As a percentage of net revenues, gross margin for the second quarter increased to 6.40% from 6.18% in the prior year. For the six-month period, gross margin increased to 6.38% from 6.20% in the prior year. The increases for both periods reflect increases in the Company's merchandising and marketing revenues through expanded programs with customers and suppliers. These increases were partially offset by lower selling margin rates, reflecting a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins.

    Selling, General and Administration Expenses. Selling, general and administrative expenses as a percentage of net revenues remained relatively stable for the six month period ended December 31, 1995 compared to the prior year and improved to 3.90% in the second quarter of fiscal 1996 compared to 3.94% in the prior year. The improvement in the second quarter reflects the economies associated with the Company's revenue growth, particularly with major customers where support costs are generally lower, and lower operating costs at Medicine Shoppe.

    Unusual Item - Merger Costs. In the second quarter of fiscal 1996, the Company recorded a nonrecurring charge to reflect the estimated Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million, net of tax). See further discussion in Note 3 of "Notes to Consolidated Financial Statements."

    Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings increased in both the second quarter and six-month periods of fiscal 1996 compared to the prior year due to certain nondeductible Medicine Shoppe merger costs recorded in the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased to $660.6 million at December 31, 1995 from $636.0 million at June 30, 1995. This increase included additional investments in merchandise inventories and trade receivables of $126.5 million and $79.7 million, respectively. Offsetting the increase in working capital were a decrease in marketable securities available for sale of $32.8 million, and increases in accounts payable of $120.0 million and notes payable, banks of $22.0 million. The increases in merchandise inventories, accounts payable, and notes payable, banks as well as the decrease in marketable securities available for sale reflect the timing of seasonal inventory purchases and the related payments. The increase in trade receivables primarily reflects the growth of the Company's net revenues (see "Net Revenues" above) and the increase in direct deliveries to customer warehouses relative to cash receipts for these deliveries.

    Property and equipment, at cost increased by $30.5 million from June 30, 1995. The property acquired included increased investment in management information systems and customer support systems, as well as the construction and automation of distribution facilities.

    Shareholders' equity increased to $666.8 million at December 31, 1995 from $623.7 million at June 30, 1995 due primarily to net earnings of $42.2 million during the six month period ending December 31, 1995.

    On January 23, 1996, the Company sold $150 million of 6% Notes, due 2006 in a public offering. See further discussion in Note 8 of "Notes to Consolidated Financial Statements." The Company believes that it has adequate capital resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service.

OTHER

        On February 7, 1996, the Company announced that it had entered into a definitive agreement with Pyxis Corporation ("Pyxis") pursuant to which Pyxis will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger the Company estimates that it will issue approximately 15.5 million Company Common Shares. Under the terms of the agreement, shareholders of Pyxis will receive
0.406557 Company Common Shares for each share of Pyxis they own at the time the transaction is consummated, subject to adjustment under specified circumstances. In addition, options for Pyxis common stock will be converted into equivalent options for Company Common Shares, based upon the exchange ratio. In connection with the transaction, Pyxis has granted the Company an option to purchase a number of shares of Pyxis common stock equal to 19.9% of the number of shares currently outstanding, exercisable upon the occurrence of certain events. The merger is expected to be completed by early summer, subject to approval by shareholders of both Pyxis and the Company, and the receipt of requisite regulatory approvals.

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

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

    On November 9, 1995, the Company along with the other wholesaler defendants filed a motion for summary judgment. The motion is currently being briefed and is scheduled for oral argument on February 22, 1996. If necessary, trial in the federal court case is scheduled for April 11, 1996.

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

Item 2:  Changes in Securities.

        On November 14, 1995 the shareholders of the Company adopted an amendment to Article FOURTH of the Company's Amended and Restated Articles of Incorporation, as amended, which increased the number of authorized common shares, without par value, from 60 million to 100 million.

Item 4:  Submission of Matters to a Vote of Security Holders.

    (a) Registrant's 1995 Annual Meeting of Shareholders was held on November 14, 1995.

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

    (c)  Matters voted upon at the Annual Meeting were as follows:

         (1) Election of Robert L. Gerbig, George R. Manser, Jerry E. Robertson and Melburn G. Whitmire as directors of the Company. The results of the shareholder vote were as follows: Mr. Gerbig, 36,130,080 for, 0 against, 667,278 withheld, and 0 broker non-votes; Mr. Manser, 36,664,752 for, 0 against, 132,606 withheld, and 0 broker non-votes; Dr. Robertson, 36,659,019 for, 0 against, 138,339 withheld, and 0 broker non-votes; Mr. Whitmire, 36,130,399 for, 0 against, 666,959 withheld, and 0 broker non-votes.

         (2) Amendment to the Registrant's Articles of Incorporation to increase the common shares, without par value, authorized (see
             Item 2).  The results of the shareholder vote were as follows:
             35,453,328 for, 1,239,072 against, 104,958 withheld, and 0 broker non-votes.

         (3) Adoption of the Cardinal Health, Inc. Equity Incentive Plan. The results of the shareholder vote were as follows: 30,548,259 for, 5,989,458 against, 259,053 withheld, and 488 broker non-votes.

Item 6:  Exhibits and Reports on Form 8-K:

    (a)  Listing of Exhibits:

         Exhibit 3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended.

         Exhibit 4.01 Specimen Certificate for the Registrant's Class A Common Shares.

         Exhibit 10.01 Equity Incentive Plan of the Registrant.  (1)*

         Exhibit 10.02 Amendment dated November 14, 1995, to Employment
                       Agreement dated October 11, 1993, among Whitmire Distribution Corporation, Melburn G. Whitmire and the Registrant, as amended. *

         Exhibit 11.01 Computation of Per Share Earnings.

         Exhibit 12.01 Computation of Ratio of Earnings to Fixed Charges (filed in connection with the prospectus supplement which was filed on January 22, 1996 to Form S-3, file No. 33-57223 and No. 33-62198).

         Exhibit 27.01 Financial Data Schedule.
         ____________________
         (1) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-64337) and incorporated herein by reference.

         *   Management contract or compensation plan or arrangement.

    (b)  Reports on Form 8-K:

         On October 24, 1995 the Company filed a Report on Form 8-K under Item 5 which set forth the results for the fiscal quarter ended September 30, 1995 as contained in the Company's press release dated October 23, 1995 which announced these results.

         On November 16, 1995 the Company filed a Report on Form 8-K (which was subsequently amended by Form 8-K/A, Amendment No. 1, filed on January 18, 1996) under Item 2 which reported that it had completed its merger of a wholly-owned subsidiary with and into Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995.
         Pursuant to Item 7, the Form 8-K contained the required audited financial statements of Medicine Shoppe and the required combined unaudited pro forma financial information of the Company and Medicine Shoppe.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CARDINAL HEALTH, INC.




Date:    February 8, 1996               By: /s/ Robert D. Walter
                                            ---------------------
                                            Robert D. Walter
                                            Chairman and Chief Executive Officer




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