Form 10-Q
period 1996-03-31
CARDINAL HEALTH INC
filed 1996-05-03
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996                  Commission File Number 0-12591



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


                                 Yes        X              No
                                    -----------------        ------------------

         The number of Registrant's Common Shares outstanding at April 23, 1996 was as follows:

         Common Shares, without par value:     48,680,629
                                               ----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *

                                                                                                   Page No.
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements

           Consolidated Statements of Earnings for the Fiscal Quarter and Nine
           Months Ended March 31, 1996 and March 31, 1995.....................................         3

           Consolidated Balance Sheets at March 31, 1996 and June 30, 1995....................         4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 1996 and March 31, 1995..................................................         5

           Notes to Consolidated Financial Statements.........................................       6-8

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................      9-10


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................        11

Item 6.    Exhibits and Reports on Form 8-K...................................................        12

*  Items deleted are inapplicable.

                          PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Fiscal Quarter Ended              Nine Months Ended
                                                   ------------------------------- --------------------------------
                                                     March 31,       March 31,       March 31,        March 31,
                                                        1996            1995            1996             1995
                                                   --------------- --------------- ---------------  ---------------

Net revenues                                       $    2,202,804  $    2,001,250  $    6,381,569   $    5,832,645

Cost of products sold                                   2,051,878       1,863,258       5,964,137        5,456,944
                                                   --------------- --------------- ---------------  ---------------

Gross margin                                              150,926         137,992         417,432          375,701

Selling, general and administrative expenses               84,117          81,660         254,459          237,842

Unusual item, merger costs                                                               (16,374)
                                                   --------------- --------------- ---------------  ---------------

Operating earnings                                         66,809          56,332         146,599          137,859

Other income (expense):
   Interest expense                                        (6,037)         (6,443)        (14,278)         (14,689)
   Other, net-- primarily interest income                   1,072           1,041           4,614            3,654
                                                   --------------- --------------- ---------------  ---------------

Earnings before income taxes                               61,844          50,930         136,935          126,824

Provision for income taxes                                 25,047          20,944          57,932           52,186
                                                   --------------- --------------- ---------------  ---------------

Net earnings                                       $       36,797  $       29,986  $       79,003   $       74,638
                                                   =============== =============== ===============  ===============

Net earnings per Common Share:
   Primary                                         $         0.75  $         0.61  $         1.61   $         1.54
   Fully diluted                                   $         0.75  $         0.61  $         1.61   $         1.54

Weighted average number of
   Common Shares outstanding:
      Primary                                              49,157          49,170          49,060           48,478
      Fully diluted                                        49,224          49,178          49,100           48,522



                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              March 31,            June 30,
                                                                                 1996                1995
                                                                            ---------------     ----------------

   ASSETS
      Current assets:
        Cash and equivalents                                                $      114,479      $        42,525
        Marketable securities available for sale                                    15,001               40,695
        Trade receivables                                                          560,495              529,672
        Merchandise inventories                                                  1,232,641            1,071,811
        Prepaid expenses and other                                                  30,855               25,472
                                                                            ---------------     ----------------

          Total current assets                                                   1,953,471            1,710,175
                                                                            ---------------     ----------------

      Property and equipment, at cost                                              228,727              183,287
        Accumulated depreciation and amortization                                  (98,477)             (86,205)
                                                                            ---------------     ----------------
        Property and equipment, net                                                130,250               97,082

      Other assets:
        Finance notes and accrued interest receivable, net                          29,019               27,278
        Intangibles and other                                                       87,809               85,141
                                                                            ---------------     ----------------

          Total                                                             $    2,200,549      $     1,919,676
                                                                            ===============     ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes payable, banks                                                $                   $         3,000
        Current portion of long-term obligations                                   101,963                2,083
        Accounts payable                                                         1,001,205              952,206
        Other accrued liabilities                                                  118,691              116,789
                                                                            ---------------     ----------------

          Total current liabilities                                              1,221,859            1,074,078
                                                                            ---------------     ----------------

      Long-term obligations, less current portion                                  257,943              209,202
      Deferred tax and other liabilities                                            17,422               12,710

      Shareholders' equity:
        Common Shares, without par value                                           368,184              360,468
        Retained earnings                                                          343,203              270,363
        Common Shares in treasury, at cost                                          (4,889)              (4,011)
        Unamortized restricted stock awards                                         (3,173)              (3,134)
                                                                            ---------------     ----------------
          Total shareholders' equity                                               703,325              623,686
                                                                            ---------------     ----------------

             Total                                                          $    2,200,549      $     1,919,676
                                                                            ===============     ================


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                     March 31,        March 31,
                                                                                        1996            1995
                                                                                   --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $       79,003  $        74,638
   Adjustments to reconcile net earnings to net cash from operations:
   Depreciation and amortization                                                           19,219           15,890
   Provision for bad debts                                                                  7,817            6,867
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade and finance notes receivable                                      (40,381)        (135,800)
      Increase in merchandise inventories                                                (160,830)        (173,461)
      Increase in accounts payable                                                         48,999           68,202
      Other operating items, net                                                           (8,397)           6,782
                                                                                   --------------- ----------------

   Net cash used in operating activities                                                  (54,570)        (136,882)
                                                                                   --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                                                         (15,784)
   Proceeds from sale of property and equipment                                               613
   Additions to property and equipment                                                    (50,285)         (22,221)
   Purchase of marketable securities available for sale                                   (88,034)        (157,428)
   Proceeds from sale of marketable securities available for sale                         120,846          117,308
                                                                                   --------------- ----------------

   Net cash used in investing activities                                                  (16,860)         (78,125)
                                                                                   --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                       (3,000)          92,000
   Reduction of long-term obligations                                                      (2,462)          (3,698)
   Proceeds from long-term obligations                                                    150,000
   Issuance costs of long-term obligations                                                 (1,277)
   Proceeds from issuance of Common Shares                                                  2,357           72,304
   Tax benefit of stock options                                                             4,500           16,362
   Dividends paid on Common shares                                                         (6,163)          (6,758)
   Purchase of treasury shares                                                               (571)          (3,903)
                                                                                   --------------- ----------------

   Net cash provided by financing activities                                              143,384          166,307
                                                                                   --------------- ----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            71,954          (48,700)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                42,525           58,053
                                                                                   --------------- ----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $      114,479  $         9,353
                                                                                   =============== ================


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

Note 3.   Effective November 13, 1995, a wholly-owned subsidiary of the
          Company was merged with and into Medicine Shoppe. The Medicine Shoppe merger was accounted for as a pooling-of-interests business combination. The Company issued 6,425,717 Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 121,000 Common Shares.

          In the second quarter of fiscal 1996, the Company recorded a nonrecurring charge to reflect estimated Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax), which includes approximately $6.2 million for anticipated investment advisor, banking, legal, accounting, and other related transaction fees and costs associated with the Medicine Shoppe merger and approximately $10.2 million related to revaluation of certain operating assets, integrating operations and implementing efficiencies with regard to information systems, customer systems, marketing programs and administrative functions.

          Certain Medicine Shoppe merger cost amounts are based upon estimates of costs to be incurred and actual costs may differ from these estimates. As of March 31, 1996, the Company has incurred gross Medicine Shoppe merger costs of approximately $6.2 million.

          The following pro forma results for nine months ended March 31, 1996 are presented excluding the Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax). This information is presented to facilitate meaningful comparisons to ongoing operations and to other companies (in thousands, except per share amounts).

                                                                        Nine Months Ended
                                                 ----------------------------------------------------------------
                                                                    Percentage                       Percentage
                                                     March 31,        of Net          March 31,        of Net
                                                       1996          Revenues           1995          Revenues
                                                 ------------------ ------------  ------------------ ------------

           Operating earnings                       $   162,973        2.55%         $  137,859         2.36%

           Net earnings                             $    90,803        1.42%         $   74,638         1.28%

           Net earnings per Common Share:
              Primary                               $      1.85                      $     1.54
              Fully diluted                         $      1.85                      $     1.54

          The differences between the above results and those reported in the Consolidated Statements of Earnings are due solely to the assumed elimination of the Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million net of tax).

Note 4. During the nine months ended March 31, 1996, the Company incurred costs associated with the Company's February 7, 1994 merger with Whitmire Distribution Corporation ("Whitmire") of approximately $7.3 million and as of March 31, 1996 had incurred aggregate costs of approximately $34.2 million. The estimated remaining Whitmire merger costs to be incurred are approximately $1.7 million at March 31, 1996, and the Company's current estimates of the Whitmire merger costs ultimately to be incurred are not materially different than the amounts originally recorded. The Company anticipates that the remainder of these costs will be expended during fiscal 1996.

Note 5. On July 1, 1994, the Company acquired all of the outstanding stock of Humiston-Keeling, Inc., a drug wholesaler based in Calumet City, Illinois, for cash of $33,334,000 in a transaction accounted for by the purchase method. Had the purchase occurred at the beginning of fiscal 1994, operating results on a pro forma basis would not have been significantly different.

Note 6. On July 18, 1994, the Company issued approximately 944,000 Common Shares in a merger transaction for all of the common shares of Behrens Inc. ("Behrens"), a drug wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The impact of the Behrens merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the Behrens merger.

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

Note 8. On January 23, 1996, the Company sold $150 million of 6% Notes due 2006 (the "6% Notes") in a public offering. The 6% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $1.3 million incurred in connection with the offering will be amortized on a straight-line basis over the period the 6% Notes will be outstanding. The Company plans to use the proceeds of this sale for general corporate purposes, which may include repayment of bank lines of credit and other maturing debt, working capital growth, capital expenditures, and acquisitions.

Note 9. On February 7, 1996, the Company announced that it had entered into a definitive merger agreement with Pyxis Corporation ("Pyxis") pursuant to which Pyxis will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 15.0 million Company Common Shares. Under the terms of the merger agreement, shareholders of Pyxis will receive 0.406557 Company Common Shares for each share of Pyxis they own at the time the transaction is consummated. In addition, pursuant to the terms of the merger agreement, options for Pyxis common stock will be converted into equivalent options for approximately 1.6 million Company Common Shares, based upon the exchange ratio. In connection with the transaction, Pyxis has granted the Company an option to purchase a number of shares of Pyxis common stock equal to 19.9% of the number of shares currently outstanding, exercisable upon the occurrence of certain events. Special meetings of the shareholders of both the Company and Pyxis were held on April 26, 1996, at which the transaction was approved.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interest business combination with Medicine Shoppe on November 13, 1995 (see Note 3 of "Notes to Consolidated Financial Statements"). This discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of March 31, 1996 and June 30, 1995, and for the consolidated statements of earnings for the three and nine month periods ended March 31, 1996 and March 31, 1995.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 10% for the third quarter of fiscal 1996 and 9% for the nine-month period ended March 31, 1996. The increase in the third quarter and the nine-month period is primarily due to internal revenue growth from wholesaling activities, resulting from increased sales to existing customers and the addition of new customers (primarily in the managed care and chain sectors) as well as price increases. The revenue growth rate is lower than historical averages due in large part to unusually high revenue growth rates in the same periods of the prior year (31% in the third quarter and 38% for the nine-month period of fiscal 1995) and to the Company's focus on customers that meet certain performance objectives.

     Gross Margin. As a percentage of net revenues, gross margin for the third quarter decreased slightly to 6.85% from 6.90% for the comparative quarter. For the nine-month period, gross margin increased to 6.54% from 6.44% in the prior year. Gross margin was positively affected in both periods by expanded merchandising and marketing programs with customers and suppliers. Conversely, gross margin was negatively affected by lower selling margin rates, reflecting a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins.

     Selling, General and Administration Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 3.82% and 3.99%, for the three and nine month periods ended March 31, 1996, respectively, from 4.08% for both of the prior periods. The improvement in the third quarter reflects the economies associated with the Company's revenue growth, as well as productivity improvements resulting in part from management information system enhancements.

     Unusual Item - Merger Costs. In the second quarter of fiscal 1996, the Company recorded a nonrecurring charge to reflect the estimated Medicine Shoppe merger costs of approximately $16.4 million ($11.8 million, net of tax). See further discussion in Note 3 of "Notes to Consolidated Financial Statements."

     Provision for Income Taxes. The Company's effective tax rate increased for the nine-months ended March 31, 1996 compared to the prior year due primarily to certain nondeductible Medicine Shoppe merger costs recorded in the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $731.6 million at March 31, 1996 from $636.0 million at June 30, 1995. This increase included additional investments in merchandise inventories and trade receivables of $160.8 million and $30.8 million, respectively, and a decrease in notes payable, banks of $3.0 million. Offsetting the increase in working capital were a decrease in marketable securities available for sale of $25.7 million, and increases in accounts payable of $49.0 million and the current portion of long-term debt of $99.9 million. The increases in merchandise inventories and accounts payable, as well as the decreases in marketable securities available for sale and notes payable, banks reflect the timing of seasonal inventory purchases and the related payments. The increase in trade receivables primarily reflects the growth of the Company's net revenues (see "Net Revenues" above) and the increase in direct deliveries to customer warehouses relative to the timing of cash receipts for these deliveries. The increase in the current portion of long-term debt is due to the Company's $100 million 8% notes which are due March, 1997.

     Property and equipment, at cost increased by $45.4 million from June 30, 1995. The property acquired included increased investment in management information systems and customer support systems, as well as the construction and automation of distribution facilities.

     Shareholders' equity increased to $703.3 million at March 31, 1996 from $623.7 million at June 30, 1995 primarily due to net earnings of $79.0 million during the nine month period ended March 31, 1996.

     On January 23, 1996, the Company sold $150 million of 6% Notes, due 2006 in a public offering. See further discussion in Note 8 of "Notes to Consolidated Financial Statements." The Company believes that it has adequate capital resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service.

OTHER

     On February 7, 1996, the Company announced that it had entered into a definitive merger agreement with Pyxis Corporation ("Pyxis") pursuant to which Pyxis will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 15.0 million Company Common Shares. Under the terms of the merger agreement, shareholders of Pyxis will receive
0.406557 Company Common Shares for each share of Pyxis they own at the time the transaction is consummated. In addition, pursuant to the terms of the merger agreement, options for Pyxis common stock will be converted into equivalent options for approximately 1.6 million Company Common Shares, based upon the exchange ratio. In connection with the transaction, Pyxis has granted the Company an option to purchase a number of shares of Pyxis common stock equal to 19.9% of the number of shares currently outstanding, exercisable upon the occurrence of certain events. Special meetings of the shareholders of both the Company and Pyxis were held on April 26, 1996, at which the transaction was approved.

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

     In November 1993, Cardinal and Whitmire were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint ("amended complaint") was filed which included allegations that the wholesaler defendants, including Cardinal and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. Cardinal and Whitmire filed an answer denying the allegations in the amended complaint. In addition to the federal court case described above, Whitmire has been named as a defendant in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs.

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

     On November 9, 1995, the Company along with the other wholesaler defendants filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs have indicated that they plan to appeal this decision.

     The Company believes that both federal and state allegations against Cardinal and Whitmire are without merit, and it intends to contest such allegations vigorously. The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

     Cardinal, Pyxis (which has entered into a merger agreement and a stock option agreement with Cardinal) and the directors of Pyxis have been named as defendants in four purported class action lawsuits (the "Stockholder Actions") filed in connection with the proposed merger of Pyxis with a wholly-owned subsidiary of Cardinal in the Court of Chancery, County of New Castle, State of Delaware. The Stockholder Actions allege that the defendants breached their fiduciary duties to the public stockholders of Pyxis: by agreeing to sell Pyxis at an unfair and inadequate price; by agreeing to the granting of the option with respect to Pyxis common shares pursuant to Pyxis' stock option agreement with Cardinal, which is alleged to preclude any superior proposal for the acquisition of Pyxis; by agreeing to an allegedly unfair exchange ratio; and by agreeing to the proposed merger without having conducted an "auction process or active market check." Each of the Stockholder Actions is brought on behalf of a purported class of persons consisting of the stockholders of Pyxis, other than defendants. As relief, the Stockholder Actions seek, among other things, an order enjoining consummation of the proposed merger, or, in the event it is consummated, rescission of the merger, and an award of "rescissory and/or compensatory damages" in an unspecified amount. The Company believes that the complaints in the Stockholder Actions are without merit.

     The Company also becomes involved from time to time in ordinary routine litigation incidental to its business, none of which is expected to have any material adverse effect on the Company's financial condition or results of operations.

Item 6:  Exhibits and Reports on Form 8-K:

     (a) Listing of Exhibits:

         Exhibit 2.01 Agreement and Plan of Merger, dated as of February 7, 1996, by and among the Registrant, Aztec Merger Corp. and Pyxis Corporation (1)

         Exhibit 4.01 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 6 1/2% Notes due 2004 and 6% Notes due 2006. (2)

         Exhibit 11.01   Computation of Per Share Earnings.

         Exhibit 27.01   Financial Data Schedule.

         --------------------------
         (1) Included as an exhibit to the Registrant's Schedule 13D reporting Registrant's beneficial ownership of shares of Pyxis Corporation (No. 5-43690) and incorporated herein by reference.

         (2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference. The referenced Indenture was entered into prior to the quarter for which this Form 10-Q is being filed. However, during the quarter ended March 31, 1996, the Company issued 6% Notes due 2006 pursuant to the terms of such Indenture.

     (b) Reports on Form 8-K:

         On January 11, 1996 the Company filed a report on Form 8-K, under Item 5, announcing that it was filing under Item 7 restated supplemental consolidated financial statements pursuant to Part I, Item 11 (b)(iii) of Form S-3 in conjunction with the Company's shelf registration statements previously filed on Form S-3 (file No. 33-57223 and No. 33-62198).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARDINAL HEALTH, INC.




Date:    April 29, 1996              By:  /s/ Robert D. Walter
                                          --------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer




                                     By:  /s/ David Bearman
                                          --------------------
                                          David Bearman
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)