Form 10-K
period 1996-06-30
CARDINAL HEALTH INC
filed 1996-08-26
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       or

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-12591

                              CARDINAL HEALTH, INC.
             (Exact name of Registrant as specified in its charter)

                        OHIO                                                       31-0958666
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

   5555 GLENDON COURT, DUBLIN, OHIO                                                   43016
(Address of principal executive offices)                                           (Zip Code)

                                 (614) 717-5000
               Registrant's telephone number, including area code

           Securities Registered Pursuant to Section 12(b) of the Act:

COMMON SHARES (WITHOUT PAR VALUE)             NEW YORK STOCK EXCHANGE
       (Title of Class)             (Name of each exchange on which registered)

        Securities Registered Pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
      ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 20, 1996, was approximately $4,346,376,000.

     The number of Registrant's Common Shares outstanding as of August 20, 1996, was as follows:

           Common shares, without par  value:         64,396,040

           Class B common shares, without par value:                0
                                                      ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 are incorporated by reference into Part I of this Annual Report on Form 10-K.

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


ITEM                                                                                               PAGE

                                     PART I
1.       Business................................................................................    3

2.       Properties..............................................................................    6

3.       Legal Proceedings.......................................................................    6

4.       Submission of Matters to a Vote of Security Holders.....................................    6

         Executive Officers of the Registrant....................................................    7

                                     PART II

5.       Market for the Registrant's Common Shares and Related Stockholder Matters...............    8

6.       Selected Financial Data.................................................................    9

7.       Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................   10

8.       Financial Statements and Supplementary Data.............................................   12

9.       Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure............................................................................   33

                                    PART III

10.      Directors and Executive Officers of the Registrant......................................   33

11.      Executive Compensation..................................................................   33

12.      Security Ownership of Certain Beneficial Owners and Management..........................   33

13.      Certain Relationships and Related Transactions..........................................   33

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   34

         Signatures..............................................................................   38

                                     PART I

ITEM 1:        BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is structured as a holding company operating through separate operating subsidiaries. These operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise.

     The Company is a leading health care service provider which offers an array of value-added pharmaceutical distribution services to a broad base of customers. It is one of the country's largest wholesale distributors of pharmaceutical and related health care products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. Through its Pyxis Corporation subsidiary ("Pyxis"), the Company develops and manufactures unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and alternate care facilities. The Company is also the largest franchisor of independent retail pharmacies in the United States through its Medicine Shoppe International, Inc. subsidiary ("Medicine Shoppe"). In addition, through its Allied Pharmacy Service division ("Allied"), the Company is one of the country's largest providers of pharmacy management services to hospitals.

     As a full-service wholesale distributor, the Company complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their market positions and to strengthen the Company's role in the channel of distribution. These support services include computerized order entry and order confirmation systems, customized invoicing, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its customers order more efficiently, contain costs, and monitor their purchases which are covered by group contract purchasing arrangements.

     The Company operates several specialty health care businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging program for both independent and chain drugstore customers and serves as a distributor of therapeutic plasma products and other specialty pharmaceuticals to hospitals, clinics and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. These specialty distribution activities are part of the Company's overall strategy of developing diversified products and services to enhance the profitability of its business and that of its customers and suppliers.

ACQUISITIONS

     In the last five years, the Company has completed the following business combinations. In October 1991, the Company expanded its markets into the mid-South by acquiring Chapman Drug Company, based in Knoxville, Tennessee, for $16.8 million in cash. In May 1993, the Company purchased Solomons Company, a Savannah, Georgia based pharmaceutical wholesaler servicing customers located primarily in the southeastern region of the United States, in exchange for approximately 1,062,000 Common Shares. In December 1993, a subsidiary of the Company merged with PRN Services, Inc., a distributor of oncology and other specialty products to clinics and physician groups across the United States. In February 1994, the Company merged with Whitmire Distribution Corporation ("Whitmire"), a Folsom, California based pharmaceutical wholesaler (the "Whitmire Merger"). The majority of Whitmire's sales were concentrated in the western and central United States, complementing the Company's former concentration of sales in the eastern United States and positioning the combined company to service both customers and suppliers on a national basis. As a result of the Whitmire Merger, the Company now maintains a network of distribution centers enabling it to routinely serve the entire population of the continental U.S. on a next-day basis.

     The Company has completed several additional business combinations since the Whitmire Merger. On July 1, 1994, the Company purchased Humiston-Keeling, Inc., a Calumet City, Illinois based pharmaceutical wholesaler serving customers located primarily in the upper midwest region of the United States. On July 18, 1994, the Company merged with Behrens Inc., a Waco, Texas based pharmaceutical wholesaler servicing customers located primarily in Texas and adjoining states. On November 13, 1995, the Company merged with Medicine Shoppe, a St. Louis, Missouri based franchisor of independent, apothecary-style retail pharmacies in the United States and abroad. On May 7, 1996, the Company merged with Pyxis, a San Diego, California based designer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other health care facilities. Pyxis had previously acquired Allied in August 1995, as well as the Access automated medication management system which Pyxis acquired from Lionville Systems, Inc. in January 1996.

     On July 24, 1996, the Company announced that it had entered into a definitive merger agreement with PCI Services, Inc. ("PCI"), a provider of diversified packaging services to the pharmaceutical industry in the United States and Europe. Under the terms of the transaction, PCI will become a wholly owned subsidiary of the Company in a stock-for-stock merger. Subject to adjustment upon certain events described in the merger agreement, the shareholders of PCI will receive 0.336 Common Shares of the Company in exchange for each common share of PCI. The Company will issue approximately 2.1 million Common Shares in the acquisition of PCI. The transaction is expected to be accounted for as a pooling-of-interests for financial reporting purposes and is subject to certain conditions, including approval by PCI stockholders.

     The Company continually evaluates possible candidates for acquisition and intends to continue to seek opportunities to expand its health care operations and services. For additional information concerning the acquisitions described above, see Notes 2 and 17 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company regularly distributes pharmaceuticals, surgical and hospital supplies, health and beauty care products, and related products and services to hospitals, independent and chain drugstores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. In addition, the Company markets Pyxis' automated dispensing systems to hospitals and alternate care centers in the U.S. and Canada. Through Medicine Shoppe, the Company franchises retail pharmacies in the U.S. and abroad. In fiscal 1996, the Company's largest customer, Kmart Corporation ("Kmart"), accounted for approximately 12% of net revenues (by dollar volume). The Company's business could be adversely affected if Kmart were lost as a customer.


     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 5.9% (by dollar volume) of its net revenues in fiscal 1996. The Company's five largest suppliers accounted for approximately 22.5% (by dollar volume) of its net revenues during fiscal 1996, and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

     The Company's markets are highly competitive. As a pharmaceutical wholesaler, the Company competes directly with other national and regional wholesalers, direct selling manufacturers, mail-order houses, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesaling operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. As a marketer of automated pharmaceutical dispensing systems, the Company competes based upon its installed base of systems, its relationships with customers, its customer service and support capabilities, its patents and other intellectual property, and its ability to interface with customer information systems. Potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, where competition is based primarily upon price, benefits offered to both the pharmacist and customer, access to third party programs, and the reputation of the franchise. With its Allied subsidiary, the Company competes with both national and regional hospital pharmacy management firms on the basis of its established base of business, the effective use of automation equipment, the development of clinical programs, and the quality of the services it provides to its customers.

EMPLOYEES

     At August 20, 1996, the Company had approximately 4,800 employees, of whom approximately 350 are subject to collective bargaining agreements. The Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company has applied to the United States Patent and Trademark Office for registration of a number of trademarks, certain of which have been issued, and also holds common law rights in various trademarks. The Company has also applied for trademark registration for certain of its trademarks in certain foreign jurisdictions. There can be no assurance that the Company will obtain the registrations for which it has applied. The Company's principal trademarks include CardinalCHOICE(TM), LEADER(R) DRUGSTORES, PYXIS(R), MEDSTATION(R), SUPPLYSTATION(R), and THE MEDICINE SHOPPE(R).

     The Company's Pyxis subsidiary holds certain United States patents relating to certain aspects of its automated pharmaceutical dispensing systems and intends to pursue additional patents as appropriate. The Company also owns certain software, including software used for pharmaceutical purchasing and inventory control, which is copyrighted and subject to the protection of applicable copyright laws.

     No assurances can be given that any intellectual property rights of the Company will provide meaningful protection against competitive products or otherwise be commercially valuable or that the Company will be successful in obtaining additional patents or enforcing its proprietary rights against others.

REGULATORY MATTERS

     The Company, as a distributor of prescription pharmaceuticals (including certain controlled substances) and operator of pharmacy operations, is required to register for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy or comparable agencies. In addition, the Company is subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987, an amendment to the Food, Drug and Cosmetic Act (the "FDCA") which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. The Company is not currently required to register or submit premarket notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. Through its Medicine Shoppe subsidiary, the Company is subject to laws adopted by certain states which regulate franchise operations and the franchisor-franchisee relationship, and similar legislation is proposed in additional states. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Federal Trade Commission rules also require franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises.

ITEM 2:        PROPERTIES

     Due to the nature of the Company's business, its office, distribution, assembly, and warehousing facilities are operated in widely dispersed locations across the United States. At August 20, 1996, the Company had twenty-eight principal pharmaceutical distribution facilities, four specialty distribution facilities, and the Pyxis assembly operation located in an aggregate of twenty-three states, seven of which are owned by the Company and the balance of which are leased. The Company's principal executive offices are located in a leased four-story building located at 5555 Glendon Court, Dublin, Ohio. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations of its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3:        LEGAL PROCEEDINGS

     In November 1993, the Company and Whitmire, as well as other pharmaceutical wholesalers, were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. In addition to the Federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed with the Securities and Exchange Commission and is incorporated herein by reference. On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs have appealed this decision. The Company believes that the allegations against Cardinal and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously. The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

     The Company also becomes involved from time to time in routine litigation incidental to its business, none of which is expected to have any material adverse effect on the Company's financial condition or results of operations.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) A Special Meeting of the Company's shareholders was held on April 26, 1996.

           (b)    Not applicable.

           (c)    The following matter was voted on at the Special Meeting:

     Approval and adoption of the Agreement and Plan of Merger dated as of February 7, 1996, by and among the Company, Aztec Merger Corp. ("Aztec"), and Pyxis providing for the merger of Aztec with and into Pyxis. The results of the shareholder vote on this proposal were: 38,529,233 votes for; 70,204 votes against; 56,744 votes abstained; and 0 broker non-votes.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows (information provided as of August 20, 1996):

   NAME                                 AGE                    POSITION
Robert D. Walter                        51           Chairman and Chief Executive Officer

Melburn G. Whitmire                     56           Vice Chairman

John C. Kane                            56           President and Chief Operating Officer

David A. Abrahamson                     56           Executive Vice President;  President -- Medicine Shoppe

David Bearman                           50           Executive Vice President and Chief Financial Officer

George H. Bennett, Jr.                  43           Executive Vice President, General Counsel and Secretary

James F. Millar                         48           Executive Vice President;  President -- Cardinal Distribution

Lisa M. Dolin                           37           Senior Vice President -- Specialty Companies

Richard J. Miller                       39           Vice President, Controller and Principal Accounting Officer

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but may exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979 and has served as a director and officer of certain of the Company's subsidiaries since their formation or acquisition by the Company. Mr. Walter also serves as a director of Banc One Corporation, Westinghouse Electric Corporation and Karrington Health, Inc.

     MELBURN G. WHITMIRE has been a Director of the Company since January 1994 and was elected Vice Chairman of the Company in February 1994. Prior to that, Mr. Whitmire was Chairman of the Board, Chief Executive Officer and President of Whitmire Distribution Corporation.

     JOHN C. KANE has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Prior to that, Mr. Kane was employed by Abbott Laboratories (a pharmaceutical and health care manufacturer), where he served most recently as President of the Ross Laboratories Division.

     DAVID A. ABRAHAMSON has been an Executive Vice President of the Company since August 1996 and President of Medicine Shoppe since May 1990.

     DAVID BEARMAN has been an Executive Vice President of the Company since February 1994 and, prior to that, served as a Region President from May 1991 to February 1994 and as a Senior Vice President of the Company from October 1989. Mr. Bearman has also served as the Company's Chief Financial Officer since joining the Company in October 1989. Prior to joining the Company, Mr. Bearman was employed by General Electric Company (a diversified manufacturing, technology and services company).

     GEORGE H. BENNETT, JR. has been Secretary of the Company since July 1994 and an Executive Vice President of the Company since February 1994. Prior to that, Mr. Bennett was a Senior Vice President and Chief Administrative Officer of the Company from May 1991. Mr. Bennett has also served as General Counsel of the Company since joining the Company in January 1984.

     JAMES F. MILLAR has served as an Executive Vice President of the Company since February 1994, and was named as President of the Company's Cardinal Distribution pharmaceutical wholesaling business in June 1996. Prior to February 1994, Mr. Millar served in a series of increasingly senior regional operating positions within the Company's pharmaceutical wholesaling business since he was hired in 1987.

     LISA M. DOLIN has been the Company's Senior Vice President -- Specialty Companies since June 1996. She has served as President of the Company's National PharmPak Services, Inc. subsidiary ("National PharmPak") since February 1995. Prior to that, Ms. Dolin served as National PharmPak's Vice President and General Manager beginning in October 1990.

     RICHARD J. MILLER has been the Company's Principal Accounting Officer since August 1996 and has served as Vice President, Controller since August 1995. Upon joining the Company in July 1994, and until August 1995, he served as Vice President, Auditing. Prior to that, Mr. Miller was a partner at Deloitte & Touche LLP (an international accounting firm).

                                     PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
          MATTERS

     The Company's common shares, without par value (the "Common Shares") are quoted on the New York Stock Exchange under the symbol "CAH." Prior to listing on the New York Stock Exchange, the Common Shares were quoted on the Nasdaq National Market System under the symbol "CDIC."

     The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape from September 7, 1994 through August 20, 1996 and on the Nasdaq National Market System prior to September 7, 1994, and the per share dividends declared thereon.

                                         HIGH       LOW      DIVIDENDS
                                      ---------   --------  -----------
    Fiscal 1995:
    Quarter Ended
      September 30, 1994                $42.13     $36.63    $0.03
      December 31, 1994                  48.25      41.13     0.03
      March 31, 1995                     50.88      44.25     0.03
      June 30, 1995                      47.50      42.25     0.03

    Fiscal 1996:
    Quarter Ended
      September 30, 1995                $56.50     $43.75    $0.03
      December 31, 1995                  57.88      51.13     0.03
      March 31, 1996                     64.25      52.50     0.03
      June 30, 1996                      75.25      60.25     0.03

    Fiscal 1997:
    Through August 20, 1996             $72.50     $67.00    $0.03


     As of August 20, 1996, there were approximately 2,400 shareholders of record of the Company's Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.

ITEM 6:           SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994, Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995, and Pyxis Corporation ("Pyxis") on May 7, 1996, all of which were accounted for as pooling-of-interests transactions.

     On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. As a result, for the fiscal years ended March 31, 1993 and 1992, the information presented is derived from consolidated financial statements which combine data from Cardinal, Medicine Shoppe and Pyxis for the fiscal years ended March 31, 1993 and 1992, with data from Whitmire for fiscal years ended July 3, 1993 and June 27, 1992, respectively. For the fiscal years ended June 30, 1996, 1995 and 1994, the information presented is derived from consolidated financial statements which combine data from Cardinal, Whitmire, Medicine Shoppe and Pyxis for the fiscal years ended June 30, 1996, 1995 and 1994. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                                                   SELECTED CONSOLIDATED FINANCIAL DATA
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             FISCAL YEAR ENDED
                                            -----------------------------------------------------------------------------------
                                                JUNE 30,         June 30,         June 30,       March 31,        March 31,
                                                  1996             1995             1994            1993             1992
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Earnings Statement Data:
Net revenues                                   $8,862,425       $8,022,108       $5,963,280      $4,734,636       $3,739,700
Earnings available for Common Shares before
 cumulative effect of change in accounting
 principle                                     $  111,864       $  137,534       $   79,825      $   65,086       $   38,560
Cumulative effect of change in accounting
 principle                                                                                          (10,000)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Net earnings available for Common Shares       $  111,864       $  137,534       $   79,825      $   55,086       $   38,560
                                            ===============  ===============  ===============  ===============  ===============

Primary earnings per Common Share:
 Before cumulative effect of  change in
  accounting principle                         $     1.73       $     2.14       $     1.30      $     1.19       $     0.83
 Cumulative effect of change in accounting
  principle                                                                                           (0.18)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
 Net                                           $     1.73       $     2.14       $     1.30      $     1.01       $     0.83
                                            ===============  ===============  ===============  ===============  ===============

Fully diluted earnings per Common Share:
 Before cumulative effect of  change in
  accounting principle                         $     1.73       $     2.14       $     1.30      $     1.16       $     0.83
 Cumulative effect of change in accounting
  principle                                                                                           (0.17)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Net                                            $     1.73       $     2.14       $     1.30      $     0.99       $     0.83
                                            ===============  ===============  ===============  ===============  ===============

Balance Sheet Data:
Total assets                                   $2,681,095       $2,160,961       $1,636,382      $1,265,861       $1,023,485
Long-term obligations                             265,144          209,214          210,196         276,748          306,066
Redeemable preferred stock                                                                           20,400           19,560
Convertible preferred stock                                                                                              109
Shareholders' equity                              930,710          799,559          567,345         395,762          281,651
Cash dividends declared per Common Share       $     0.12       $     0.12       $     0.10      $     0.07       $     0.06


     Net earnings and cash dividends per Common Share have been adjusted to reflect all stock dividends and stock splits. Amounts reflect business combinations in fiscal 1996, 1995, 1994 and 1992. Fiscal 1996, 1994 and 1993 amounts reflect the impact of unusual items primarily related to mergers. See
Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of unusual items affecting fiscal 1996 and 1994.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe which was completed on November 13, 1995 and Pyxis which was completed on May 7, 1996 (see Note 2 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues in fiscal 1996 increased 10% compared with fiscal 1995 primarily due to the internal revenue growth from pharmaceutical wholesaling activities, including the addition of new customers, increased sales to existing customers and price increases. The 35% increase in net revenues in fiscal 1995 compared to fiscal 1994 was due to internal business growth of 25%, primarily in pharmaceutical wholesaling activities, the acquisition of Humiston-Keeling, Inc. in July 1994, and the merger transaction with Behrens Inc. in July 1994 (see Note 2 of "Notes to Consolidated Financial Statements"). The internal business growth in fiscal 1995 resulted primarily from the addition of new customers (partially as a result of expanded sales territories), increased sales to existing customers, and price increases.

     GROSS MARGIN. As a percentage of net revenues, gross margin increased to 8.07% for fiscal 1996 from 7.79% in fiscal 1995. This increase is primarily due to the gross margin generated from the acquisition of pharmacy management operations in fiscal 1996 (see Notes 1 and 2 of "Notes to Consolidated Financial Statements"). Pharmacy management operations generally provide a higher gross margin than pharmaceutical wholesaling activities. The gross margin ratio in fiscal 1995 decreased from 8.17% in fiscal 1994 primarily due to decreases in pharmaceutical selling margin rates, reflecting a more competitive market and a greater mix of high volume customers, offset by a slight increase in purchasing gains associated with pharmaceutical price inflation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net revenues increased to 4.89% in fiscal 1996 compared to 4.72% in fiscal 1995. The increase in the selling, general and administrative expenses as a percentage of net revenues in fiscal 1996 is due to the inclusion of pharmacy management services in current year operations (see "Gross Margin" above). This increase was partially offset by economies associated with the Company's revenue growth from pharmaceutical wholesaling activities, as well as productivity gains resulting in part from warehouse consolidations and management information system enhancements. The decrease in the selling, general and administrative expenses as a percentage of net revenues in fiscal 1995 from 4.90% in fiscal 1994 is due to economies associated with the Company's revenue growth as well as consolidating distribution centers and administrative functions, and selectively automating facilities.

     UNUSUAL ITEMS. During fiscal 1996, the Company recorded costs totaling $67.3 million ($47.8 million, net of tax) related primarily to the mergers with Medicine Shoppe and Pyxis (see Note 2 of "Notes to Consolidated Financial Statements"). These costs included approximately $22.4 million for investment advisor, legal, accounting, internal personnel and other transaction fees associated with the business combinations; $14.7 million related to costs to exit and restructure certain activities, including operating lease terminations and asset impairment charges; $7.8 million related to employee retention, employee severance, and other personnel costs; and $2.9 million for other activities related to integrating operations and implementing efficiencies of the merged companies. Certain of these amounts are based upon estimates and actual amounts paid may ultimately differ from these estimates. As of June 30, 1996, the Company had paid approximately $22.1 million related to these charges. If additional costs are incurred, such items will be expensed in subsequent periods.

      In fiscal 1994, the Company recorded a charge to reflect Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax). These costs included approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate integration and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. At June 30, 1996, the Company had disbursed all amounts related to these liabilities, with the actual amounts paid approximating the original amounts recorded.

      These items are considered unusual in nature in that the costs would generally not have been incurred in the absence of the business combinations.

     INTEREST EXPENSE. The increase in interest expense of $4.5 million in fiscal 1996 compared to fiscal 1995 is due to the Company's issuance of $150 million, 6% Notes due 2006, in a public offering in January 1996. The increase in interest expense of $1.1 million in fiscal 1995 compared to fiscal 1994 is due to higher average short-term borrowings resulting from increased working capital requirements associated with the Company's growth. The Company has entered into various interest rate swap agreements (see Note 5 of "Notes to Consolidated Financial Statements").

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings was 44.6%, 41.1% and 44.8% for fiscal years 1996, 1995 and 1994, respectively. The fluctuation in the tax rate is primarily due to certain nondeductible costs associated with the business combinations in fiscal 1996 and 1994 (see Note 7 of "Notes to Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased $88.4 million to $854.1 million at June 30, 1996, from $765.7 million at June 30, 1995, and included increased investments in merchandise inventories and trade receivables of $151.4 million and $42.7 million, respectively, and increased holdings of cash and equivalents and marketable securities of $176.8 million. The increase was offset primarily by an increase in accounts payable and the current portion of long-term debt of $170.0 million and $102.8 million, respectively, and an increase in other accrued liabilities of $29.8 million. The increases in inventories and accounts payable are due to the Company's revenue growth, the procurement of pharmaceutical inventory relative to an anticipated increase in business with a large mass merchandising customer, and pharmaceutical price increases. The increase in cash and equivalents, and marketable securities available-for-sale reflect the timing of inventory purchases and payments noted above and a partial use of proceeds from the Company's $150 million 6% Note offering (see "Interest Expense," above). The increase in trade receivables was due primarily to increased sales (see "Net Revenues", above). The increase in the current portion of long-term debt is due to the Company's $100 million 8% Notes which are due March 1997. Liabilities incurred in connection with the fiscal 1996 business combinations were the primary cause of the increase in the other accrued liabilities.

      Property and equipment, at cost increased by $69.7 million in fiscal 1996. The property acquired included increased investment in management information systems and customer support systems, as well as the construction and automation of distribution facilities.

      Goodwill and other intangibles increased by approximately $31.7 million to $92.4 million due to purchase business combinations completed in the current year, primarily related to the Company's point-of-use pharmacy systems and pharmacy management services (see Note 2 of "Notes to Consolidated Financial Statements").

      Shareholders' equity increased to $930.7 million at June 30, 1996 from $799.6 million at June 30, 1995 due primarily to net earnings of the Company of approximately $111.9 million and proceeds and tax benefits from the exercise of options under employee stock plans of $27.6 million, offset primarily by dividends paid by the Company of approximately $7.6 million in fiscal 1996.

       The Company has line-of-credit agreements with various bank sources aggregating $345 million, of which $95 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had no amounts outstanding under these lines at June 30, 1996.

     The Company believes that it has adequate capital resources at its disposal to meet currently anticipated capital expenditures, routine business growth and expansion, and current and projected debt service requirements.

OTHER

     PENDING BUSINESS COMBINATION. On July 24, 1996, the Company announced that it had entered into a definitive merger agreement with PCI Services, Inc. ("PCI") pursuant to which PCI will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 2.1 million Common Shares. Under the terms of the merger agreement, shareholders of PCI will receive 0.336 Common Shares for each share of PCI that they own at the time the transaction is consummated, subject to adjustment under specified circumstances. In addition, pursuant to the terms of the merger agreement, options for PCI common stock will be converted into equivalent options for approximately 158,000 Common Shares, based upon the exchange ratio. Upon consummation of the merger, the Company will record a one-time charge to reflect transaction and other costs incurred as a result of the merger. The merger is expected to be completed in the fall of 1996, subject to satisfaction of certain conditions, including approval by shareholders of PCI.

     The Company's trend with regard to acquisitions in fiscal 1996, and continuing with the pending PCI transaction described above, has been to expand its role as a health care service provider. This trend has resulted in diversification into health care services which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher gross margins as a percentage of net revenues than pharmaceutical distribution. As the health care industry continues to consolidate, the Company expects to continually evaluate acquisition candidates in both pharmaceutical distribution as well as other opportunities that would expand its role as a health care service provider; however, there can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than the Company's fiscal 1997. The new standard defines a fair value method of accounting for stock options and similar equity instruments, under which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in the financial statements pro forma net income and earnings per share as if the new method of accounting had been applied. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

     In addition, in March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires adoption no later than the Company's fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when an indication of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the adoption of SFAS No. 121 will have a material effect on financial condition or results of operations.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Reports

         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1996, 1995 and 1994
         Consolidated Balance Sheets at June 30, 1996 and 1995
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the pooling-of-interests business combination of Cardinal Health, Inc. and Pyxis Corporation on May 7, 1996, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Pyxis Corporation for any year, which statements reflect total assets constituting 10.5% and 11.2%, respectively, of consolidated total assets at June 30, 1996 and 1995, and total revenues and net income constituting 2.5%, 2.0% and 2.1%, and 31.7%, 26.6% and 39.9%, respectively, for each of the three years in the period ended June 30, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pyxis Corporation, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 13, 1996

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Cardinal Health, Inc.

We have audited the consolidated balance sheets of Pyxis Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pyxis Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30,1996, in conformity with generally accepted accounting principles.


                                                   ERNST & YOUNG LLP

San Diego, California
August 2, 1996

                                      CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                                    -------------------------------------
                                                                        1996        1995          1994
                                                                    -----------  -----------  -----------
Net revenues                                                        $8,862,425   $8,022,108   $5,963,280

Cost of products sold                                                8,147,148    7,397,557    5,476,361
                                                                    -----------  -----------   ----------

Gross margin                                                           715,277      624,551      486,919

Selling, general and administrative expenses                           433,255      378,579      291,975

Unusual items                                                          (67,250)                  (35,880)
                                                                    -----------  -----------   ----------

Operating earnings                                                     214,772      245,972      159,064

Other income (expense):
     Interest expense                                                  (23,868)     (19,403)     (18,316)
     Other, net-- primarily interest income                             11,161        7,066        6,160
                                                                    -----------  -----------   ----------

Earnings before income taxes                                           202,065      233,635      146,908

Provision for income taxes                                              90,201       96,101       65,878
                                                                    -----------  -----------   ----------

Earnings before preferred dividends declared                           111,864      137,534       81,030

Preferred dividends declared                                                                      (1,205)
                                                                    -----------  -----------   ----------

Net earnings available for Common Shares                            $  111,864   $  137,534   $   79,825
                                                                    ===========  ===========  ===========

Earnings per Common Share:
     Primary                                                         $    1.73   $     2.14   $     1.30
     Fully diluted                                                   $    1.73   $     2.14   $     1.30

Weighted average number of Common Shares outstanding:
     Primary                                                            64,669       64,119       61,380
     Fully diluted                                                      64,743       64,170       61,399


                                 The accompanying notes are an integral part of these statements.

                                         CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)

                                                                             JUNE 30,           JUNE 30,
                                                                               1996               1995
                                                                           -----------        -----------
ASSETS
     Current assets:
        Cash and equivalents                                               $  287,802         $   64,589
        Marketable securities available-for-sale                               54,335            100,760
        Trade receivables                                                     564,881            522,230
        Current portion of net investment in sales-type leases                 37,953             30,119
        Merchandise inventories                                             1,238,238          1,086,877
        Prepaid expenses and other                                             56,568             47,107
                                                                           -----------        -----------

            Total current assets                                            2,239,777          1,851,682
                                                                           -----------        -----------

     Property and equipment, at cost:
        Land, buildings and improvements                                       62,367             47,406
        Machinery and equipment                                               162,525            119,122
        Furniture and fixtures                                                 40,692             29,398
                                                                           -----------        -----------
            Total                                                             265,584            195,926
        Accumulated depreciation and amortization                            (112,122)           (89,267)
                                                                           -----------        -----------
        Property and equipment, net                                           153,462            106,659

     Other assets:
        Net investment in sales-type leases, less current portion             111,604             85,313
        Goodwill and other intangibles                                         92,428             60,695
        Other                                                                  83,824             56,612
                                                                           -----------        -----------

            Total                                                          $2,681,095         $2,160,961
                                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Notes payable, banks                                               $                  $    3,000
        Current portion of long-term obligations                              106,007              3,162
        Accounts payable                                                    1,126,065            956,073
        Other accrued liabilities                                             153,585            123,764
                                                                           -----------        -----------

            Total current liabilities                                       1,385,657          1,085,999
                                                                           -----------        -----------

     Long-term obligations, less current portion                              265,144            209,214
     Deferred income taxes and other liabilities                               99,584             66,189

     Shareholders' equity:
        Common Shares, without par value                                      484,446            455,709
        Retained earnings                                                     455,690            351,441
        Common Shares in treasury, at cost                                     (5,426)            (4,011)
        Other                                                                  (4,000)            (3,580)
                                                                           -----------        -----------
            Total shareholders' equity                                        930,710            799,559
                                                                           -----------        -----------

                Total                                                      $2,681,095         $2,160,961
                                                                           ===========        ===========


                                 The accompanying notes are an integral part of these statements.

                                               CARDINAL HEALTH INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (In Thousands)

                                                                                                 COMMON SHARES
                                                                                              -------------------
                                                                                              SHARES                 RETAINED
                                                                                              ISSUED     AMOUNT      EARNINGS
                                                                                              -------   ---------   -----------
BALANCE, JUNE 30, 1993                                                                        44,925    $272,460    $147,006
Earnings before preferred dividends declared                                                                          81,030
Shares issued pursuant to the conversion of $75 million of convertible debentures              3,423      73,140
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $7,969                                                           2,834      12,045
Treasury shares acquired and shares retired                                                      (92)       (191)     (2,232)
Cumulative effect of adjustment for unrealized loss on marketable securities available-for-sale
Dividends paid                                                                                                        (7,645)
5-for-4 stock split effected as a stock dividend and cash paid in lieu of fractional
    shares                                                                                     7,564                     (16)
Equity of PRN Services, Inc. on merger date (see Note 2)                                         237          34         348
                                                                                              -------   ---------   ---------
BALANCE, JUNE 30, 1994                                                                        58,891     357,488     218,491
Net earnings                                                                                                         137,534
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $22,236                                                          1,684      27,602
Treasury shares acquired and shares retired                                                     (186)       (300)     (4,805)
Change in unrealized loss on marketable securities available-for-sale, net of tax
Dividends paid                                                                                                        (9,107)
Equity of Behrens Inc. on merger date (see Note 2)                                               944         451       9,328
Shares issued in connection with stock offering                                                1,867      70,468
                                                                                              -------   ---------   ---------
BALANCE, JUNE 30, 1995                                                                        63,200     455,709     351,441
Net earnings                                                                                                         111,864
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $11,168                                                            982      28,737
Treasury shares acquired and restricted stock forfeitures
Change in unrealized loss on marketable securities available-for-sale, net of tax
Dividends paid                                                                                                        (7,615)
                                                                                              =======   =========   =========
BALANCE, JUNE 30, 1996                                                                        64,182    $484,446    $455,690
                                                                                              =======   =========   =========



                                                                                        TREASURY SHARES                  TOTAL
                                                                                        ---------------              SHAREHOLDERS'
                                                                                        SHARES   AMOUNT      OTHER       EQUITY
                                                                                       --------  -------   ----------  ----------
BALANCE, JUNE 30, 1993                                                                   (173)   $(3,083)  $(3,066)    $ 413,317
Earnings before preferred dividends declared                                                                              81,030
Shares issued pursuant to the conversion of $75 million of convertible debentures                                         73,140
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $7,969                                                                          (907)       11,138
Treasury shares acquired and shares retired                                                (7)      (307)                 (2,730)
Cumulative effect of adjustment for unrealized loss on marketable
    securities available-for-sale                                                                           (1,271)       (1,271)
Dividends paid                                                                                                            (7,645)
5-for-4 stock split effected as a stock dividend and cash paid in lieu of fractional
    shares                                                                                                                   (16)
Equity of PRN Services, Inc. on merger date (see Note 2)                                                                     382
                                                                                       --------  -------   ----------  ---------
BALANCE, JUNE 30, 1994                                                                   (180)    (3,390)   (5,244)      567,345
Net earnings                                                                                                             137,534
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $22,236                                                                           839       28,441
Treasury shares acquired and shares retired                                               (13)      (621)                 (5,726)
Change in unrealized loss on marketable securities available-for-sale, net of tax                               825          825
Dividends paid                                                                                                            (9,107)
Equity of Behrens Inc. on merger date (see Note 2)                                                                         9,779
Shares issued in connection with stock offering                                                                           70,468
                                                                                       --------  -------   ----------  ---------
BALANCE, JUNE 30, 1995                                                                   (193)    (4,011)    (3,580)     799,559
Net earnings                                                                                                             111,864
Employee stock plans activity and issuance of Common Shares for cash,
    including tax benefits of $11,168                                                                        (1,173)      27,564
Treasury shares acquired and restricted stock forfeitures                                 (29)    (1,415)       307       (1,108)
Change in unrealized loss on marketable securities available-for-sale, net of tax                               446          446
Dividends paid                                                                                                            (7,615)
                                                                                       ========  =======   ==========  =========
BALANCE, JUNE 30, 1996                                                                   (222)   $(5,426)  $ (4,000)   $ 930,710
                                                                                       ========  =======   ==========  =========


                                 The accompanying notes are an integral part of these statements.

                                               CARDINAL HEALTH INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                                 ------------------------------------
                                                                                    1996         1995         1994
                                                                                 ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings before preferred dividends declared                                 $ 111,864    $ 137,534    $  81,030
    Adjustments to reconcile earnings before preferred dividends declared to net cash from operating activities:
    Depreciation and amortization                                                   32,488       24,342       18,650
    Provision for deferred income taxes                                             20,530       49,568       10,798
    Provision for bad debts                                                          9,450       12,479       12,172
    Change in operating assets and liabilities, net of effects from acquisitions:
       Increase in trade receivables                                               (47,355)    (137,476)     (89,217)
       Increase in merchandise inventories                                        (148,431)    (159,036)    (232,178)
       Increase in net investment in sales-type leases                             (34,125)     (40,584)     (40,710)
       Increase in accounts payable                                                164,601      154,137      170,682
       Other operating items, net                                                   13,200      (10,048)      13,355
                                                                                 ----------   ----------   ----------

    Net cash provided by (used in) operating activities                            122,222       30,916      (55,418)
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                              (36,244)     (19,345)
    Proceeds from sale of property and equipment                                       796           91        1,079
    Additions to property and equipment                                            (73,094)     (50,654)     (14,195)
    Purchase of marketable securities available-for-sale                          (163,719)    (169,599)    (652,347)
    Proceeds from sale of marketable securities available-for-sale                 218,019      143,501      682,300
                                                                                 ----------   ----------   ----------

    Net cash provided by (used in) investing activities                            (54,242)     (96,006)      16,837
                                                                                 ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowing activity                                               (3,000)     (22,500)      25,000
    Reduction of long-term obligations                                             (10,570)      (5,424)     (99,403)
    Proceeds from long-term obligations, net of issuance costs                     148,960                    99,498
    Proceeds from issuance of Common Shares                                         17,398       75,770        2,293
    Tax benefit of stock options                                                    11,168       22,236        7,969
    Dividends on common and preferred shares and cash paid
       in lieu of fractional shares                                                 (7,615)      (9,107)      (7,661)
    Redemption of preferred stock                                                                            (20,400)
    Purchase of treasury shares                                                     (1,108)      (5,726)      (2,730)
                                                                                 ----------   ----------   ----------

    Net cash provided by financing activities                                      155,233       55,249        4,566
                                                                                 ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    223,213       (9,841)     (34,015)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                           64,589       74,430      108,445
                                                                                 ----------   ----------   ----------

CASH AND EQUIVALENTS AT END OF YEAR                                              $ 287,802    $  64,589    $  74,430
                                                                                 ==========   ==========   ==========


                                 The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc. and subsidiaries (the "Company") is a health care service provider which distributes a broad line of pharmaceuticals, surgical and hospital supplies, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other health care providers. Through the Company's subsidiary Pyxis Corporation ("Pyxis"), the Company manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other health care facilities. Pharmacy management services are provided by the Company's subsidiary Allied Pharmacy Service, Inc. ("Allied"). The Company is also a franchisor of apothecary-style pharmacies through its subsidiary Medicine Shoppe International, Inc. ("Medicine Shoppe"). See "Basis of Presentation" and
Note 2 below. The Company is currently operating in only one business segment, primarily in the continental United States.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the pooling-of-interests business combinations with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994, Medicine Shoppe on November 13, 1995, and Pyxis on May 7, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these amounts.

CASH EQUIVALENTS

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value.

MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     The Company has classified its investment in municipal bonds and U.S. Treasury obligations as available-for-sale. The fair value of the marketable securities approximates the original costs determined on a specific identification basis at June 30, 1996. Gross and net realized and unrealized holding gains and losses were not material in any period presented in the accompanying financial statements. The Company's marketable securities available-for-sale mature on various dates in fiscal 1997.

RECEIVABLES

     Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical wholesaling activities and are presented net of an allowance for doubtful accounts of $32,414,000 and $31,529,000 at June 30, 1996 and 1995, respectively.

     Medicine Shoppe provides financing to selected franchisees primarily for development, acquisition and conversion costs, exclusive of origination fees. Such financing arrangements generally require repayment in seven to ten years, at interest rates which fluctuate with the prime rate. Most of these financings are collateralized by property of the franchisees or by third-party guarantors. Finance notes and accrued interest receivable were $36,438,000 and $32,340,000 at June 30, 1996 and 1995, respectively (the current portion was $5,827,000 and $5,062,000, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $8,042,000 and $7,385,000 at June 30, 1996 and 1995, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERCHANDISE INVENTORIES

     Substantially all merchandise inventories (83% in 1996 and 91% in 1995) are stated at lower of cost, using the last-in, first-out (LIFO) method, or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1996, by $76,321,000 and at June 30, 1995, by $79,365,000.

     The Company continues to consolidate locations, automate selected distribution facilities and invest in management information systems which achieve efficiencies in inventory management processes. As a result of the facility and related inventory consolidations and the operational efficiencies achieved in fiscal 1996, the Company had partial inventory liquidations in certain LIFO pools which reduced the LIFO provision by approximately $7 million.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense. Certain software costs related to internally developed or purchased software are capitalized and amortized using the straight-line method over the useful lives, not exceeding five years.

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives which range from ten to forty years. Accumulated amortization was $23,901,000 and $18,819,000 at June 30, 1996 and 1995, respectively. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows, and other operating factors.

REVENUE RECOGNITION

     The Company records revenues when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. The Company also arranges for direct deliveries to be made to customer warehouses which are excluded from net revenues and totaled $2,179,000,000, $1,779,000,000 and $562,000,000 in fiscal 1996, 1995 and 1994, respectively. The service fees related to direct deliveries are included in net revenues and were not significant in any of the fiscal years presented.

     Revenues are recognized from sales-type leases of point-of-use pharmacy systems when the systems are installed, and/or the customer accepts the system, and the lease becomes noncancellable. Unearned income on sales-type leases is recognized using the interest method. Sales of point-of-use pharmacy systems are recognized upon installation/delivery and customer acceptance. Revenues for systems installed under operating lease arrangements are recognized over the lease term as it becomes receivable according to the provisions of the lease. The revenue from such operating leases is not significant.

     The Company earns franchise and origination fees from its apothecary-style pharmacy franchisees. Franchise fees represent monthly fees based upon franchisees' sales and are recognized as revenues when they are earned. Origination fees from signing new franchise agreements are recognized as revenues when the new franchise store is opened. Master franchise origination fees are recognized as revenues when all significant conditions relating to the master franchise agreement have been satisfied by the Company.

     Pharmacy management revenue is recognized according to the contracts established. A fee is charged under such contracts through a monthly management fee arrangement, a capitated fee arrangement or a portion of the hospital charges to patients.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per Common Share are computed using the treasury stock method and are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant.

     Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.12, $0.12 and $0.09 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

STOCK SPLIT

     The Company paid a 25% stock dividend on June 30, 1994, to effect a five-for-four stock split of the Company's Common Shares. All share and per share amounts included in the consolidated financial statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to reflect this stock split.

2.   BUSINESS COMBINATIONS

     Effective May 7, 1996, a wholly owned subsidiary of the Company was merged with and into Pyxis (the "Pyxis Merger"). The Pyxis Merger was accounted for as a pooling-of-interests business combination, and the Company issued approximately 15,076,000 Common Shares to Pyxis shareholders. In addition, Pyxis' outstanding stock options were converted into options to purchase approximately 1,562,000 additional Common Shares.

     The table below presents a reconciliation of net revenues and net earnings available for Common Shares as reported in the accompanying consolidated financial statements with those previously reported by the Company (in thousands).

                                                             Cardinal
                                                              Health             Pyxis           Combined
                                                          ----------------  ----------------  ----------------
       Fiscal year ended June 30, 1994:
         Net revenues                                     $     5,838,574   $       124,706   $     5,963,280
         Net earnings available for Common Shares         $        47,990   $        31,835   $        79,825
       Fiscal year ended June 30, 1995:
         Net revenues                                     $     7,859,919   $       162,189   $     8,022,108
         Net earnings available for Common Shares         $       101,000   $        36,534   $       137,534
       Nine Months Ended March 31, 1996:
         Net revenues                                     $     6,381,569   $       160,376   $     6,541,945
         Net earnings available for Common Shares         $        79,003   $        24,804   $       103,807

     Adjustments affecting net income and shareholders' equity resulting from the Pyxis Merger to adopt the same accounting practices were not material for any periods presented herein. There were no material intercompany transactions.

     On November 13, 1995, a wholly owned subsidiary of the Company was merged with and into Medicine Shoppe. The Medicine Shoppe merger was accounted for as a pooling-of-interests business combination. The Company issued approximately 6,426,000 Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 121,000 Common Shares.

     During fiscal 1996, the Company recorded costs totaling $67.3 million ($47.8 million, net of tax) related primarily to the mergers with Medicine Shoppe and Pyxis. These costs included approximately $22.4 million for investment advisor, legal, accounting, internal personnel and other transaction fees associated with the business combinations; $14.7 million related to costs to exit and restructure certain activities, including operating lease terminations and asset impairment charges; $7.8 million related to employee retention, employee severance, and other personnel costs; and $2.9 million for other activities related to integrating operations and implementing efficiencies of

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the merged companies. Certain of these amounts are based upon estimates and actual amounts paid may ultimately differ from these estimates. As of June 30, 1996, the Company had paid approximately $22.1 million related to these charges. If additional costs are incurred, such items will be expensed in subsequent periods.

     During fiscal 1996, the Company completed two business combinations which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's point-of-use pharmacy systems and pharmacy management services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was $40.0 million. Liabilities of the operations assumed were approximately $33.2 million, consisting primarily of debt of $27.8 million. Had the purchases occurred at the beginning of fiscal 1995, operating results for fiscal 1996 and 1995 on a pro forma basis would not have been significantly different.

     On July 18, 1994, the Company issued approximately 944,000 Common Shares in a merger transaction for all of the common shares of Behrens Inc. ("Behrens"), a pharmaceutical wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The historical cost of Behrens assets combined was approximately $25,396,000, and the total liabilities assumed (including total debt of approximately $1,336,000) were approximately $15,617,000. The impact of the Behrens merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the Behrens merger.

     On July 1, 1994, the Company acquired all of the outstanding stock of Humiston-Keeling, Inc., a pharmaceutical wholesaler based in Calumet City, Illinois, for cash of $33,334,000 and assumed total liabilities of $94,390,000 (including total debt of approximately $1,670,000) in a transaction accounted for by the purchase method.

     On January 27, 1994, shareholders of Cardinal and Whitmire approved and adopted the Agreement and Plan of Reorganization dated October 11, 1993 (the "Reorganization Agreement"), pursuant to which a wholly owned subsidiary of Cardinal was merged with and into Whitmire effective February 7, 1994. In the Whitmire Merger holders of outstanding Whitmire common stock received an aggregate of approximately 6,802,000 Class A common shares and approximately 1,861,000 Class B common shares in exchange for all of the previously outstanding common stock of Whitmire (all Class B common shares were converted into Class A common shares in fiscal 1995). In addition, Whitmire's outstanding stock options were converted into options to purchase an aggregate of approximately 1,721,000 additional Common Shares pursuant to the terms of such options and the Reorganization Agreement.

     In fiscal 1994, the Company recorded a charge to reflect Whitmire Merger costs of approximately $35.9 million ($28.2 million net of tax). These costs included approximately $7 million for investment banking, legal, accounting, and other related transaction fees and costs associated with the combination; $13 million for corporate integration and distribution rationalization; $6 million for integration of information systems; and $2 million for restructuring Whitmire's revolving credit agreement. At June 30, 1996, the Company had disbursed all amounts related to these liabilities, with the actual amounts paid approximating the original amounts recorded.

     On December 17, 1993, the Company issued approximately 296,000 Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc. ("PRN"), a distributor of pharmaceuticals and medical supplies to oncologists and oncology clinics. The transaction was accounted for as a pooling-of-interests business combination. The historical cost of PRN assets combined was approximately $16,946,000, and the total liabilities assumed (including total debt of approximately $5,847,000) were approximately $16,564,000. The impact of the PRN merger, on both an historical and pro forma basis, is not significant. Accordingly, prior periods have not been restated for the PRN merger.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect (a) the elimination of the effect of the merger costs discussed above, and (b) the redemption of Whitmire's preferred stock pursuant to the terms of the Reorganization Agreement. Solely for purposes of the summary presented below, such redemption is assumed to have been funded from the liquidation of investments in tax-exempt marketable securities.

                                                                            Fiscal Year Ended
                                                             ------------------------------------------------
                                                                June 30,        June 30,         June 30,
         (In thousands, except per share amounts)                 1996            1995             1994
                                                             ---------------  --------------   --------------

         Operating earnings, excluding unusual items         $      282,022   $     245,972    $     194,944
         Earnings available for Common Shares                       159,697         137,534          108,938
         Earnings per Common Share, excluding
            unusual items:
              Primary                                        $         2.47   $        2.14    $        1.77
              Fully diluted                                  $         2.47   $        2.14    $        1.77

     Operating earnings and net earnings available for Common Shares ("Earnings") as reported in the Company's consolidated financial statements are reconciled to the respective amounts in the preceding table as follows:

                                                             Fiscal Year                    Fiscal Year
                                                         Ended June 30, 1996            Ended June 30, 1994
                                                     -----------------------------  -----------------------------
                                                      Operating                      Operating
        (In thousands)                                 Earnings        Earnings       Earnings       Earnings
                                                     -------------   -------------  -------------   -------------

        As reported                                  $    214,772    $    111,864   $    159,064    $     79,825
        Supplemental adjustments:
          Unusual items, primarily merger costs            67,250          47,833         35,880          28,180
          Preferred stock redemptions                                                                      1,205
          Interest adjustment on preferred stock                                                            (272)
                                                     -------------   -------------  -------------   -------------

        As supplementally adjusted                   $    282,022    $    159,697   $    194,944    $    108,938
                                                     =============   =============  =============   =============

3.   LEASES

Sales-Type Leases

     The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized with the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in thousands):

                                                                          June 30,         June 30,
                                                                            1996             1995
                                                                        --------------  ---------------

            Future minimum lease payments receivable                    $     176,963   $      139,305
            Unguaranteed residual values                                        1,457            1,302
            Unearned income                                                   (25,637)         (22,275)
            Allowance for uncollectible minimum lease payments
              receivable                                                       (3,226)          (2,900)
                                                                        --------------  ---------------

            Net investment in sales-type leases                         $     149,557   $      115,432
                Less:  current portion                                         37,953           30,119
                                                                        --------------  ---------------

            Net investment in sales-type leases, less current
              portion                                                   $     111,604   $       85,313
                                                                        ==============  ===============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments to be received pursuant to sales-type leases are as follows at June 30, 1996:

               1997                    $      47,981
               1998                           44,918
               1999                           39,755
               2000                           28,566
               2001                           15,155
               Thereafter                        588
                                      --------------

               Total                   $     176,963
                                      ==============

Lease Related Financing Arrangements

     Prior to the merger on May 7, 1996, Pyxis had financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. In March 1994, Pyxis entered into a five-year financing and servicing agreement with the financing company, whereby the financing company agreed to purchase a minimum of $500 million of Pyxis' lease receivables under certain conditions, provided that the total investment in the lease receivables at any one time does not exceed $350 million. The aggregate lease receivables sold under this arrangement totaled approximately $233 million and $154 million at June 30, 1996 and 1995, respectively. As a result of the merger, the Company intends to amend the agreement with the financing company and has made provision for the estimated cost of exiting the arrangement.

4.   NOTES PAYABLE, BANKS

     The Company has entered into various uncommitted line-of-credit arrangements which allow for borrowings up to $250,000,000 at June 30, 1996, at various money market rates. No amounts were outstanding under such arrangements at June 30, 1996, and $3,000,000, at a weighted average interest rate of 6.89%, was outstanding at June 30, 1995. In addition, the Company has revolving credit agreements, which have a maturity of less than one year, with seven banks. These credit agreements are renewable on a quarterly basis and allow the Company to borrow up to $95,000,000 (none of which was in use at June 30, 1996). The Company is required to pay a commitment fee at the annual rate of .125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements. The total available but unused lines of credit at June 30, 1996 were $345,000,000.

5.   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                                          June 30,         June 30,
                                                                            1996             1995
                                                                        --------------  ---------------

            Notes; 6.0% due 2006                                        $     150,000   $
            Notes; 6.5% due 2004                                              100,000          100,000
            Notes; 8% due 1997                                                100,000          100,000
            Primarily mortgage revenue bonds, notes and capital
              leases; interest averaging 7.14% in 1996 and
              8.78% in 1995, due in varying installments
              through 2002                                                     21,151           12,376
                                                                        --------------  ---------------

            Total                                                       $     371,151   $      212,376
                Less:  current portion                                        106,007            3,162
                                                                        --------------  ---------------

            Long-term obligations, less current portion                 $     265,144   $      209,214
                                                                        ==============  ===============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 23, 1996, the Company sold $150 million of 6% Notes due 2006 (the "6% Notes") in a public offering. The 6% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $1.3 million incurred in connection with the offering are being amortized on a straight-line basis over the period the 6% Notes will be outstanding.

     On February 23, 1994, the Company sold $100 million of 6.5% Notes due 2004 (the "6.5% Notes") in a public offering. The 6.5% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $860,000 incurred in connection with the offering are being amortized on a straight-line basis over the period the 6.5% Notes will be outstanding.

     The 8% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund.

     The Company has entered into various interest rate swap agreements, which serve to hedge the Company's aggregate interest cost on the 8% Notes, in response to falling interest rates subsequent to the issuance of the 8% Notes in 1992. The net effect of the swap agreements is that the Company exchanged its fixed rate position on the 8% Notes for a fixed rate of 5.1% for the period July 15, 1992, through March 1, 1993, a fixed rate of 6.5% for the period March 2, 1993, through March 1, 1994, and, thereafter, a fixed rate of 8.1% through March 1, 1997 (the maturity date of the 8% Notes). In May 1993, two of the offsetting swap agreements were canceled at no gain or loss to the Company. The notional principal in each of the four swap agreements outstanding at June 30, 1996 is $100 million. Due to the offsetting nature of the swaps, the market value of those in a net receivable position approximates the market value of those in a net payable position. The risk of accounting loss, based on discounted cash flows, in the event of nonperformance by counterparties with whom the Company is in a net receivable position is approximately $777,000 as of June 30, 1996; however, based on the credit quality of the counterparties, the Company believes the likelihood of such a credit loss to be remote. The Company recognizes in income the periodic net cash settlements under the matched swap agreements as they accrue.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $10,542,000 at June 30, 1996.

     Maturities of long-term obligations for future fiscal years are as follows (in thousands):


                  1997                    $     106,007
                  1998                            4,933
                  1999                            2,836
                  2000                            1,897
                  2001                            1,547
                  Thereafter                    253,931
                                          --------------

                  Total                   $     371,151
                                          ==============

6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and equivalents, marketable securities, notes payable -- banks and other accrued liabilities at June 30, 1996 and 1995, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $354,197,000 and $212,251,000 as compared to the carrying amounts of $371,151,000 and $212,376,000 at June 30, 1996 and 1995, respectively. The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                                                  Fiscal Year Ended
                                                   ------------------------------------------------
                                                      June 30,        June 30,         June 30,
                                                        1996            1995             1994
                                                   ---------------  --------------  ---------------
                         Current:
                            Federal                $       62,030   $      41,882   $       49,707
                            State                           7,641           4,651            5,373
                                                   ---------------  --------------  ---------------

                              Total                        69,671          46,533           55,080

                         Deferred                          20,530          49,568           10,798
                                                   ---------------  --------------  ---------------

                              Total provision      $       90,201   $      96,101   $       65,878
                                                   ===============  ==============  ===============

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's income tax provision is as follows:

                                                               Fiscal Year Ended
                                                 --------------------------------------------------
                                                    June 30,         June 30,          June 30,
                                                      1996             1995              1994
                                                 ---------------  ---------------   ---------------
                 Provision at Federal
                   statutory rate                       35.0 %           35.0 %            35.0 %
                 State income taxes, net of
                   Federal benefit                       4.8              4.7               4.6
                 Nondeductible expenses                  4.4                                4.6
                 Other                                   0.4              1.4               0.6
                                                 ---------------  ---------------   ---------------

                   Effective income tax rate            44.6 %           41.1 %            44.8 %
                                                 ===============  ===============   ===============

     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                                          June 30,        June 30,
                                                                            1996            1995
                                                                       ---------------  --------------
               Deferred income tax assets:
                 Allowance for doubtful accounts                       $        8,861   $      14,305
                 Accrued liabilities                                           21,412          19,408
                 Property related                                              14,233           9,256
                 Net operating loss carryforwards                              27,270          28,550
                 Other                                                         20,442          15,587
                                                                       ---------------  --------------

                    Total deferred income tax assets                           92,218          87,106

                 Valuation allowance for deferred income tax assets            (2,373)         (2,747)
                                                                       ---------------  --------------

                    Net deferred income tax assets                             89,845          84,359
                                                                       ---------------  --------------

               Deferred income tax liabilities:
                 Inventory basis differences                                  (42,102)        (46,471)
                 Revenues on lease contracts                                 (122,417)        (93,713)
                 Other                                                        (15,642)        (16,744)
                                                                       ---------------  --------------

                    Total deferred income tax liabilities                    (180,161)       (156,928)
                                                                       ---------------  --------------

                      Net deferred income tax liabilities              $      (90,316)  $     (72,569)
                                                                       ===============  ==============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The above amounts are classified in the consolidated balance sheets as follows (in thousands):

                                                                         June 30,         June 30,
                                                                           1996             1995
                                                                      --------------   --------------

                Other accrued liabilities                             $       (453)    $    (11,364)
                Deferred income taxes and other liabilities                (89,863)         (61,205)
                                                                      --------------   --------------

                  Net deferred income tax liabilities                 $    (90,316)    $    (72,569)
                                                                      ==============   ==============

     At June 30, 1996 and 1995, as a result of the Pyxis Merger, the Company had Federal net operating loss carryforwards of $73 million. Also at June 30, 1996 and 1995, the Company had state net operating loss carryforwards of $50 million and $56 million, respectively. A valuation allowance of $2.4 million and $2.7 million at June 30, 1996 and 1995, respectively, has been provided for the state net operating loss carryforwards as utilization of such carryforwards within the applicable statutory periods is uncertain. In addition, use of the Company's net operating loss carryforwards will be limited due to the change in control of Pyxis. The Federal net operating loss carryforwards begin expiring in 2001 and the state net operating loss carryforwards began expiring in 1994.

8.   EMPLOYEE RETIREMENT BENEFIT PLANS

     Substantially all of the Company's non-union employees are enrolled in Company-sponsored contributory profit sharing and retirement savings plans which include features under Section 401(k) of the Internal Revenue Code, and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

     Qualified union employees are covered by multiemployer defined benefit pension plans under the provisions of collective bargaining agreements. Benefits under these plans are generally based on the employee's years of service and average compensation at retirement.

      The total expense for employee retirement benefit plans was as follows (in thousands):

                                                                       Fiscal Year Ended
                                                        ------------------------------------------------
                                                           June 30,         June 30,        June 30,
                                                             1996             1995            1994
                                                        ---------------  ---------------  --------------

                  Defined contribution plans            $        7,233   $        5,611   $       4,053
                  Multiemployer plans                              711              637             522
                                                        ---------------  ---------------  --------------

                  Total                                 $        7,944   $        6,248   $       4,575
                                                        ===============  ===============  ==============

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year at June 30, 1996, are as follows (in thousands):

                  1997                    $      14,133
                  1998                           12,151
                  1999                            8,500
                  2000                            4,233
                  2001                            2,551
                  Thereafter                      7,658
                                          --------------

                  Total                   $      49,226
                                          ==============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Rental expense relating to operating leases was approximately $20,607,000, $14,637,000 and $12,645,000 in fiscal 1996, 1995, and 1994, respectively.
Sublease rental income was not material for any period presented herein.

     As of June 30, 1996, amounts outstanding on customer notes receivable sold with full recourse to a commercial bank totaled approximately $13,923,000. The Company also has outstanding guarantees of indebtedness and financial assistance commitments which totaled approximately $2,822,000 at June 30, 1996.

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

10.  REDEEMABLE PREFERRED STOCK

     Prior to February 7, 1994, Whitmire had outstanding 360,000 shares of redeemable preferred $.01 par value stock. Whitmire would have been required to redeem, at $100.00 per share plus accrued but unpaid dividends, all shares of its Senior and Series A Preferred Stock commencing in October 1994 through July 1996. Pursuant to the terms of the Reorganization Agreement between Cardinal and Whitmire (see Note 2), all of the outstanding shares of Whitmire Senior and Series A Preferred Stock were redeemed as of February 7, 1994, the date of the Whitmire Merger.

11.  SHAREHOLDERS' EQUITY

     At June 30, 1996, the Company's authorized capital shares consisted of (a) 100,000,000 Class A common shares, without par value, of which 63,959,267 and 63,006,246 (as adjusted to reflect business combinations) were outstanding and 222,626 and 193,292 were held in treasury at cost at June 30, 1996 and 1995, respectively; (b) 5,000,000 Class B common shares, without par value, of which none were outstanding at either balance sheet date; and (c) 500,000 non-voting preferred shares without par value, none of which have been issued. The Class A common shares and Class B common shares are collectively referred to as Common Shares.

     On September 26, 1994, 8,050,000 of the Company's Common Shares were sold pursuant to a public offering. Approximately 1,867,000 Common Shares were sold by the Company, and approximately 6,183,000 Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. The Company did not receive any of the proceeds from the sale of the Existing Shares.

12.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's trade receivables, finance notes and accrued interest receivable, and lease receivables are exposed to a concentration of credit risk with customers in the retail and health care sectors. However, the credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

     During fiscal 1996, the Company's two largest customers individually accounted for 12% of net revenues and 70% of direct deliveries, respectively. During fiscal 1995, the Company's two largest customers individually accounted for 11% of net revenues and 82% of direct deliveries, respectively. Trade receivables due from these two customers aggregated approximately 25% of total trade receivables at June 30, 1996 and 1995.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and key employees. Options granted are generally exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant. On November 14, 1995, the Company's shareholders approved a new equity incentive plan (the "New Plan") which authorized the issuance of up to an aggregate of 2,000,000 Common Shares in the form of incentive stock options, nonqualified stock options, performance shares and restricted shares. The Common Shares authorized for issuance under the New Plan are in addition to 1,766,000 Common Shares which were issuable pursuant to stock options outstanding immediately prior to the approval of the New Plan and the 1,562,000 stock options which were issuable pursuant to the Pyxis Merger.

     The following summarizes all stock option transactions for the Company (excluding Whitmire, see below) under the Plans from June 30, 1993, through June 30, 1996, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in thousands, except per share amounts):

                                                       Number         Exercise Prices
                                                     of Options          Per Share            Total
                                                    -------------  ----------------------  -------------

           Balance Outstanding, June 30, 1993              2,134   $   0.12  -  $  57.80   $     26,806
              Granted                                      1,534      24.20  -     91.93         74,258
              Exercised                                     (314)      0.12  -     63.64         (1,676)
              Canceled                                       (41)      0.12  -     84.09         (1,155)
                                                    -------------                          -------------

           Balance Outstanding, June 30, 1994              3,313       0.12  -     91.93         98,233
              Granted                                        830      36.23  -     64.26         40,671
              Exercised                                     (413)      0.12  -     60.26         (4,465)
              Canceled                                      (112)      0.12  -     91.93         (4,963)
                                                    -------------                          -------------

           Balance Outstanding, June 30, 1995              3,618       0.12  -     91.93        129,476
              Granted                                        958      28.90  -     72.38         51,008
              Exercised                                     (661)      0.12  -     68.87        (15,609)
              Canceled                                      (399)      6.15  -     91.93        (23,403)
                                                    -------------                             ----------

           Balance Outstanding, June 30, 1996              3,516   $   0.12  -  $  84.09   $    141,472
                                                    =============                          =============

     At June 30, 1996, approximately 2,118,000 option shares under the Plans were exercisable. In addition to the options outstanding and restricted shares granted, approximately 1,472,000 shares are available to be issued pursuant to the Plans.

     In connection with the Whitmire Merger, outstanding Whitmire stock options granted to current or former Whitmire officers or employees were automatically converted into options ("Cardinal Exchange Options") to purchase an aggregate of approximately 1,721,000 additional Common Shares pursuant to the terms of such options and the Reorganization Agreement (see Note 2). Under the terms of their original issuance and as reflected in the Reorganization Agreement, the exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. Cardinal Exchange Options to purchase 190,000, 1,250,000 and 271,000 Common Shares, with an average option price of $2.06, $1.52 and $1.60, were exercised in fiscal 1996, 1995 and 1994, respectively. At June 30, 1996, substantially all Cardinal Exchange Options had been exercised.

     The market value of restricted shares awarded by the Company is recorded in the other component of shareholders' equity in the accompanying balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to six years. As of June 30, 1996, approximately 467,000 restricted shares have been issued, of which approximately 158,000 shares remain restricted and subject to forfeiture and approximately 26,000 shares have been forfeited.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data (in thousands, except per share amounts) for fiscal 1996 and 1995 has been restated to reflect the pooling-of-interests business combinations (see Note 2):

                                                First          Second          Third           Fourth           Total
                                                Quarter        Quarter         Quarter         Quarter           Year
                                            --------------  -------------   -------------   -------------   --------------
Fiscal 1996:
   Net revenues                             $   2,096,845   $  2,188,619    $  2,256,481    $  2,320,480    $   8,862,425
   Gross margin                                   164,046        174,667         189,062         187,502          715,277
   Selling, general and administrative
      expenses                                    107,358        107,103         107,748         111,046          433,255
   Operating earnings                              56,688         50,012          81,314          26,758          214,772
   Net earnings available for Common Shares        31,916         26,542          45,349           8,057          111,864
   Net earnings per Common Share:
      Primary                               $        0.49   $       0.41    $       0.70    $       0.12    $        1.73
      Fully diluted                                  0.49           0.41            0.70            0.12             1.73
- --------------------------------------------------------------------------------------------------------------------------
Fiscal 1995:
   Net revenues                             $   1,868,932   $  2,039,393    $  2,041,440    $  2,072,343    $   8,022,108
   Gross margin                                   140,595        153,631         165,986         164,339          624,551
   Selling, general and administrative
      expenses                                     90,271         93,949          95,553          98,806          378,579
   Operating earnings                              50,324         59,682          70,433          65,533          245,972
   Net earnings available for Common Shares        28,269         34,310          38,846          36,109          137,534
   Net earnings per Common Share:
      Primary                               $        0.45   $       0.53    $       0.60    $       0.56    $        2.14
      Fully diluted                                  0.45           0.53            0.60            0.56             2.14

     The following supplemental information for fiscal 1996 excludes the impact of unusual items (in thousands, except per share amounts). See Note 2 for additional information.

                                                  First          Second         Third           Fourth          Total
                                                 Quarter        Quarter        Quarter         Quarter           Year
                                               -------------  -------------  -------------   -------------   -------------
Fiscal 1996:
   Net revenues                                $  2,096,845   $  2,188,619   $  2,256,481    $  2,320,480    $  8,862,425
   Gross margin                                     164,046        174,667        189,062         187,502         715,277
   Selling, general and administrative
      expenses                                      107,358        107,103        107,748         111,046         433,255
   Operating earnings, excluding unusual items       56,688         67,564         81,314          76,456         282,022
   Net earnings available for Common Shares,
      excluding unusual items                        31,916         39,037         45,349          43,395         159,697
   Net earnings per Common Share,
      excluding unusual items:
        Primary                                $       0.49   $       0.60   $       0.70    $       0.67    $       2.47
        Fully diluted                                  0.49           0.60           0.70            0.67            2.47

     Operating earnings and net earnings available for Common Shares ("Earnings") as reported in the Company's selected quarterly financial data for fiscal 1996 are reconciled to the respective amounts in the preceding table as follows (in thousands):

                                                       Second Quarter                 Fourth Quarter
                                                 ----------------------------   ----------------------------
                                                   Operating                      Operating
                                                   Earnings       Earnings        Earnings       Earnings
                                                 -------------- -------------   -------------- -------------
             Fiscal 1996:
                As reported                      $      50,012  $     26,542    $      26,758  $      8,057
                Supplemental adjustments:
                  Unusual items, primarily
                  merger costs                          17,552        12,495           49,698        35,338
                                                 --------------   -----------   --------------   -----------

                As supplementally adjusted       $      67,564  $     39,037    $      76,456  $     43,395
                                                 ==============   ===========   ==============   ===========

     The above selected quarterly financial data differs from amounts previously reported by the Company due to the Pyxis Merger. Amounts reported by the Company prior to the Pyxis Merger (completed May 7, 1996) are presented

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below and differ from the above selected quarterly financial data solely due to the addition of Pyxis amounts pursuant to the pooling-of-interests accounting method for business combinations (in thousands, except per share amounts).

                                                First          Second          Third           Fourth           Total
                                               Quarter        Quarter         Quarter         Quarter           Year
                                            --------------  -------------   -------------   -------------   --------------
Fiscal 1996:
   Net revenues                             $   2,047,138   $  2,131,627    $  2,202,804
   Gross margin                                   130,012        136,494         150,926
   Selling, general and administrative
      expenses                                     87,217         83,125          84,117
   Operating earnings                              42,795         36,995          66,809
   Net earnings available for Common Shares        23,492         18,714          36,797
   Net earnings per Common Share:
      Primary                               $        0.48   $       0.38    $       0.75
      Fully diluted                                  0.48           0.38            0.75
                                            --------------  -------------   -------------   -------------   --------------
Fiscal 1995:
   Net revenues                             $   1,832,128   $  1,999,267    $  2,001,250    $  2,027,274    $   7,859,919
   Gross margin                                   114,082        123,627         137,992         133,509          509,210
   Selling, general and administrative
      expenses                                     77,358         78,824          81,660          83,671          321,513
   Operating earnings                              36,724         44,803          56,332          49,838          187,697
   Net earnings available for Common Shares        19,710         24,942          29,986          26,362          101,000
   Net earnings per Common Share:
      Primary                               $        0.42   $       0.51    $       0.61    $       0.53    $        2.07
      Fully diluted                                  0.42           0.51            0.61            0.53             2.07

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     Income tax and interest payments for the fiscal years ended June 30, 1996, 1995 and 1994 were as follows (in thousands):

                                                                   Fiscal Year Ended
                                                    ------------------------------------------------
                                                        June 30,       June 30,         June 30,
                                                          1996           1995             1994
                                                    --------------   --------------  ---------------

                      Interest paid                 $      18,537    $      20,259   $       16,588
                      Income taxes paid             $      56,659    $      20,692   $       44,454

     See Note 2 for additional information regarding non cash investing and financing activities.

16.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than the Company's fiscal 1997. The new standard defines a fair value method of accounting for stock options and similar equity instruments, under which compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in the financial statements pro forma net income and earnings per share as if the new method of accounting had been applied.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method,

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

     In addition, in March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires adoption no later than the Company's fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when an indication of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the adoption of SFAS No. 121 will have a material effect on financial condition or results of operations.

17.  SUBSEQUENT EVENT

     On July 24, 1996, the Company announced that it had entered into a definitive merger agreement with PCI Services, Inc. ("PCI") pursuant to which PCI will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 2.1 million Common Shares. Under the terms of the merger agreement, shareholders of PCI will receive 0.336 Common Shares for each share of PCI that they own at the time the transaction is consummated, subject to adjustment under specified circumstances. In addition, pursuant to the terms of the merger agreement, options for PCI common stock will be converted into equivalent options for approximately 157,920 Common Shares, based upon the exchange ratio. Upon consummation of the merger, the Company will record a one-time charge to reflect transaction and other costs incurred as a result of the merger. The merger is expected to be completed in the fall of 1996, subject to satisfaction of certain conditions, including approval by shareholders of PCI.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS". Certain information relating to Executive Officers of the Company appears at pages 7 and 8 of this Form 10-K, which is hereby incorporated by reference.

ITEM 11:   EXECUTIVE COMPENSATION

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

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "EXECUTIVE COMPENSATION--Compensation Committee Interlocks and Insider Participation".

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                            PAGE
                                                                            ----

         Independent Auditors' Reports........................................13

         Financial Statements:

         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1996, 1995 and 1994...................................... 15

         Consolidated Balance Sheets at June 30, 1996 and 1995............... 16

         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1996, 1995 and 1994.......................... 17

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 1996, 1995 and 1994...................................... 18

         Notes to Consolidated Financial Statements.......................... 19



(a)(2) The following Supplemental Schedule is included in this report:

                                                                            PAGE
                                                                            ----

         Schedule II - Valuation and Qualifying Accounts..................... 39


    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT
 NUMBER                             EXHIBIT DESCRIPTION
- ---------                           -------------------

   2.01 Agreement and Plan of Merger dated as of August 26, 1995, among the Registrant, Arch Merger Corp., and Medicine Shoppe International, Inc. (1)

   2.02 Agreement and Plan of Merger dated as of February 7, 1996, among the Registrant, Aztec Merger Corp., and Pyxis Corporation. (2)

   2.03 Agreement and Plan of Merger dated as of July 23, 1996 among the Registrant, Panther Merger Corp., PCI Services, Inc. and MEDIQ Incorporated. (3)

   3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended. (4)

   3.02    Restated Code of Regulations of the Registrant, as amended. (5)

   4.01    Specimen Certificate for the Registrant's Class A Common Shares. (4)

   4.02 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 8% Notes Due 1997. (6)

   4.03 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 6 1/2% Notes Due 2004 and 6% Notes Due 2006. (5)

     Other long-term debt agreements of the Registrant are not filed pursuant to
Item 601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the SEC upon its request.

 EXHIBIT
 NUMBER                           EXHIBIT DESCRIPTION
- --------                          -------------------

   10.01   Stock Incentive Plan of the Registrant, as amended. (12)*

   10.02 Directors' Stock Option Plan of the Registrant, as amended and restated. (12)

   10.03   Equity Incentive Plan of the Registrant. (4)*

   10.04   Amended and Restated 1991 Stock Plan of Pyxis Corporation. (13)*

   10.05   1990 Stock Option Plan of Medicine Shoppe International, Inc. (14)*

   10.06 Employee Incentive Stock Option Plan of Medicine Shoppe International, Inc. (14)*

   10.07   Executive Choice Plan of Medicine Shoppe International, Inc. (14)*

   10.08   Employment Agreement dated October 11, 1993, among Whitmire, Melburn
           G. Whitmire and the Registrant, as amended. (7)*

   10.09 Employment Agreement dated August 26, 1995, among Medicine Shoppe, David A. Abrahamson and the Registrant. *

   10.10 Form of Indemnification Agreement between the Registrant and individual directors. (8)

   10.11 Form of Indemnification Agreement between the Registrant and individual officers. (9)*

   10.12 Form of Indemnification Agreement between Whitmire and directors and officers of Whitmire. (12)*

   10.13 Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter. (12)*

   10.14 Lease for portions of the Registrant's Columbus Investment Property dated July 7, 1958, as amended. (10)

   10.15 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective November 13, 1995.

   10.16   Shareholders Agreement dated July 13, 1984, as amended. (11)

   10.17 Master Agreement and related documents, dated as of July 19, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta.

   10.18 Vendor Program Agreement dated as of October 10, 1991 by and between General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993 and March 10, 1994.

   11.01   Statement concerning computation of per share earnings.

   21.01   List of subsidiaries of the Registrant.

   23.01   Consent of Deloitte & Touche LLP.

   23.02   Consent of Ernst & Young LLP.

   27.01   Financial Data Table

- ------------------

   (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (No. 0-12591) and incorporated herein by reference.

   (2) Included as an exhibit to the Registrant's Schedule 13D reporting Registrant's beneficial ownership of shares of Pyxis Corporation (No. 5-43690) and incorporated herein by reference.

   (3) Included as an exhibit to the Registrant's Schedule 13D reporting Registrant's beneficial ownership of shares of PCI Services, Inc. (No. 5-42666) and incorporated herein by reference.

   (4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (No. 0-12591) and incorporated herein by reference.

   (5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference.

   (6) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (No. 0-12591) and incorporated herein by reference.

   (7) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 (No. 0-12591) and as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (No. 0-12591) and incorporated herein by reference.

   (8) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1986 (No. 0-12591) and incorporated herein by reference.

   (9) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1987 (No. 0-12591) and incorporated herein by reference.

   (10) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

   (11) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

   (12) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (No. 0-12591) and incorporated herein by reference.

   (13) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-01927-01).

   (14) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 33-63283-01).

   *       Management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K:

    On April 23, 1996, the Company filed a Report on Form 8-K under Item 5 which set forth the results for the fiscal quarter ended March 31, 1996 as contained in the Company's press release dated April 22, 1996.

    On May 8, 1996, the Company filed a Report on Form 8-K under Item 2 which reported that it had completed its merger of a wholly owned subsidiary with and into Pyxis Corporation ("Pyxis") on May 7, 1996. Pursuant to Item 7, the Form 8-K included the required audited financial statements of Pyxis and the required combined unaudited pro forma financial information of the Company and Pyxis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CARDINAL HEALTH, INC.

August 26, 1996                              By: /s/ ROBERT D. WALTER
                                                 --------------------
                                             Robert D. Walter, Chairman and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 NAME                                         TITLE                                  DATE
- ---------------------------------------     --------------------------------------------        ---------------

/s/ ROBERT D. WALTER                        Chairman, Chief Executive Officer and               August 26, 1996
- ---------------------------------------     Director (principal executive officer)
Robert D. Walter

/s/ DAVID BEARMAN                           Executive Vice President and Chief Financial        August 26, 1996
- ---------------------------------------     Officer (principal financial officer)
David Bearman

/s/ RICHARD J. MILLER                       Vice President, Controller and Principal            August 26, 1996
- ---------------------------------------     Accounting Officer
Richard J. Miller

/s/ JOHN C. KANE                            President, Chief Operating Officer                  August 26, 1996
- ---------------------------------------     and Director
John C. Kane

/s/ JOHN F. FINN                            Director                                            August 26, 1996
- ---------------------------------------
John F. Finn

/s/ ROBERT L. GERBIG                        Director                                            August 26, 1996
- ---------------------------------------
Robert L. Gerbig

/s/ JOHN F. HAVENS                          Director                                            August 26, 1996
- ---------------------------------------
John F. Havens

/s/ REGINA E. HERZLINGER                    Director                                            August 26, 1996
- ---------------------------------------
Regina E. Herzlinger

/s/ J. MICHAEL LOSH                         Director                                            August 26, 1996
- ---------------------------------------
J. Michael Losh

/s/ GEORGE R. MANSER                        Director                                            August 26, 1996
- ---------------------------------------
George R. Manser

/s/ JOHN B. McCOY                           Director                                            August 26, 1996
- ---------------------------------------
John B. McCoy

/s/ JERRY E. ROBERTSON                      Director                                            August 26, 1996
- ---------------------------------------
Jerry E. Robertson

/s/ L. JACK VAN FOSSEN                      Director                                            August 26, 1996
- ---------------------------------------
L. Jack Van Fossen

/s/ MELBURN G. WHITMIRE                     Director                                            August 26, 1996
- ---------------------------------------
Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                   COLUMN A                        COLUMN B                COLUMN C              COLUMN D        COLUMN E
- ------------------------------------------------  ----------     --------------------------   --------------    ----------
                                                  BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE AT
                                                  BEGINNING       COSTS AND       OTHER                            END
                 DESCRIPTION                      OF PERIOD       EXPENSES     ACCOUNTS (1)   DEDUCTIONS (2)    OF PERIOD
- ------------------------------------------------  ----------     -----------   ------------   --------------    ----------
Fiscal Year 1996:
      Account receivable                           $ 31,529       $  8,037       $  1,435       $ (8,587)        $ 32,414
      Finance notes receivable                        7,385          1,087              9           (439)           8,042
      Net investment in sales-type leases             2,900            326                                          3,226
                                                   --------       --------       --------       --------         --------
                                                   $ 41,814       $  9,450       $  1,444       $ (9,026)        $ 43,682
                                                   ========       ========       ========       ========         ========
Fiscal Year 1995:
      Account receivable                           $ 24,876       $ 11,602       $  2,005       $ (6,954)        $ 31,529
      Finance notes receivable                        7,275            724                          (614)           7,385
      Net investment in sales-type leases             2,747            153                                          2,900
                                                   --------       --------       --------       --------         --------
                                                   $ 34,898       $ 12,479       $  2,005       $ (7,568)        $ 41,814
                                                   ========       ========       ========       ========         ========
Fiscal Year 1994:
      Account receivable                           $ 18,457       $ 10,560       $    956       $ (5,097)        $ 24,876
      Finance notes receivable                        6,980            953                          (658)           7,275
      Net investment in sales-type leases             2,088            659                                          2,747
                                                   --------       --------       --------       --------         --------
                                                   $ 27,525       $ 12,172       $    956       $ (5,755)        $ 34,898
                                                   ========       ========       ========       ========         ========

   1 During fiscal 1996, 1995 and 1994 recoveries of amounts provided for or written off in prior years were $324,000, $177,000 and $308,000, respectively, and increases from acquisitions of subsidiaries were $1,120,000, $1,828,000 and $648,000, respectively.

   2  Write-off of uncollectible accounts.