Form 10-Q
period 1996-09-30
CARDINAL HEALTH INC
filed 1996-11-06
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996              Commission File Number 0-12591



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


                                 Yes __X__    No_______

         The number of Registrant's Common Shares outstanding at the close of business on October 25, 1996 was as follows:

                  Common Shares, without par value: 66,794,095
                                                    ----------

                                         CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                                        Index *


                                                                                                   Page No.
Part I.    Financial Information:                                                                  --------
           ----------------------

Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Three Months Ended
           September 30, 1996 and 1995........................................................         3

           Consolidated Balance Sheets at September 30, 1996 and June 30, 1996................         4

           Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 1996 and 1995........................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         7


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................         9

Item 6.    Exhibits and Reports on Form 8-K...................................................        10

*  Items deleted are inapplicable.


                                                   PART I. FINANCIAL INFORMATION

                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Three Months Ended September 30,
                                                                       1996                     1995
                                                                 -----------------        -----------------
      Net revenues                                               $      2,428,225         $      2,096,845

      Cost of products sold                                             2,245,962                1,932,799
                                                                 -----------------        -----------------

      Gross margin                                                        182,263                  164,046

      Selling, general and administrative expenses                        111,644                  107,358
                                                                 -----------------        -----------------

      Operating earnings                                                   70,619                   56,688

      Other income (expense):
        Interest expense                                                   (6,559)                  (4,623)
        Other, net -- primarily interest income                             2,587                    2,420
                                                                 -----------------        -----------------

      Earnings before income taxes                                         66,647                   54,485

      Provision for income taxes                                           26,850                   22,569
                                                                 -----------------        -----------------

      Net earnings                                               $         39,797         $         31,916
                                                                 =================        =================

      Net earnings per Common Share:
        Primary                                                  $           0.61         $           0.49
        Fully diluted                                            $           0.61         $           0.49

      Weighted average number of Common
        Shares outstanding:
           Primary                                                         65,236                   64,628
           Fully diluted                                                   65,373                   64,711


                             See notes to consolidated financial statements.

                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)


                                                                             September 30,          June 30,
                                                                                 1996                 1996
                                                                            ---------------     ----------------

   ASSETS
      Current assets:
        Cash and equivalents                                                $      110,513      $       287,802
        Marketable securities available-for-sale                                    57,735               54,335
        Trade receivables                                                          604,947              564,881
        Current portion of net investment in sales-type leases                      37,477               37,953
        Merchandise inventories                                                  1,548,623            1,238,238
        Prepaid expenses and other                                                  54,766               56,568
                                                                            ---------------     ----------------

          Total current assets                                                   2,414,061            2,239,777
                                                                            ---------------     ----------------

      Property and equipment, at cost                                              276,775              265,584
        Accumulated depreciation and amortization                                 (117,176)            (112,122)
                                                                            ---------------     ----------------
        Property and equipment, net                                                159,599              153,462

      Other assets:
        Net investment in sales-type leases, less current portion                  108,666              111,604
        Goodwill and other intangibles                                              91,946               92,428
        Other                                                                       69,458               83,824
                                                                            ---------------     ----------------

          Total                                                             $    2,843,730      $     2,681,095
                                                                            ===============     ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Current portion of long-term obligations                            $      104,561      $       106,007
        Accounts payable                                                         1,235,904            1,126,065
        Other accrued liabilities                                                  132,796              153,585
                                                                            ---------------     ----------------

          Total current liabilities                                              1,473,261            1,385,657
                                                                            ---------------     ----------------

      Long-term obligations, less current portion                                  263,655              265,144
      Deferred income taxes and other liabilities                                  114,258               99,584

      Shareholders' equity:
        Common Shares, without par value                                           508,466              484,446
        Retained earnings                                                          493,573              455,690
        Common Shares in treasury, at cost                                         (5,846)              (5,426)
        Other                                                                      (3,637)              (4,000)
                                                                            ---------------     ----------------

          Total shareholders' equity                                               992,556              930,710
                                                                            ---------------     ----------------

             Total                                                          $    2,843,730      $     2,681,095
                                                                            ===============     ================


                                  See notes to consolidated financial statements.




                                              CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)



                                                                                      Three Months Ended September 30,
                                                                                        1996                    1995
                                                                                   ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $       39,797          $       31,916
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                            8,523                   7,129
   Provision for bad debts                                                                  1,870                   1,623
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                       (41,936)                (54,858)
      Increase in merchandise inventories                                                (310,385)                (51,215)
      Increase (decrease) in net investment in sales-type leases                            3,414                 (10,441)
      Increase in accounts payable                                                        109,839                  75,125
      Other operating items, net                                                            9,563                  30,713
                                                                                   ---------------         ---------------

   Net cash provided by (used in) operating activities                                   (179,315)                 29,992
                                                                                   ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                                             --                 (26,982)
   Proceeds from sale of property and equipment                                             1,167                      --
   Additions to property and equipment                                                    (14,487)                (12,145)
   Purchase of marketable securities available-for-sale                                    (3,400)                (25,485)
   Proceeds from sale of marketable securities available-for-sale                              --                  27,922
                                                                                   ---------------         ---------------

   Net cash used in investing activities                                                  (16,720)                (36,690)
                                                                                   ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                           --                  16,800
   Reduction of long-term obligations                                                      (2,935)                 (1,513)
   Proceeds from issuance of Common Shares                                                 19,120                   2,763
   Tax benefit of stock options                                                             4,900                      --
   Dividends paid on Common Shares                                                         (1,919)                 (2,346)
   Purchase of treasury shares                                                               (420)                   (164)
                                                                                   ---------------         ---------------

   Net cash provided by financing activities                                               18,746                  15,540
                                                                                   ---------------         ---------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          (177,289)                  8,842

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               287,802                  64,589
                                                                                   ---------------         ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $      110,513          $       73,431
                                                                                   ===============         ===============


                                   See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements contained herein have been restated to give retroactive effect to the mergers with Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995 and Pyxis Corporation ("Pyxis") on May 7, 1996. Such business combinations were accounted for under the pooling-of-interests method (see Note 3).

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

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

Note 2. Net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant, computed using the treasury stock method.

Note 3. As a result of the mergers with Medicine Shoppe and Pyxis in fiscal 1996, the Company recorded costs totaling $67.3 million ($47.8 million, net of tax). During the three months ended September 30, 1996, the Company paid approximately $2.8 million related to these costs, and has paid an aggregate amount of approximately $24.9 million through September 30, 1996. The Company's current estimates of the merger costs ultimately to be incurred are not materially different from the amounts originally recorded. If additional costs are incurred, such items will be expensed in subsequent periods.

Note 4. On July 24, 1996, the Company announced that it had entered into a definitive merger agreement with PCI Services, Inc. ("PCI"). The merger was approved by PCI shareholders and completed on October 11, 1996. The merger will be accounted for as a pooling-of-interests. In the merger, the Company issued approximately 2,092,000 Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 153,000 Common Shares. The Company expects to record a one-time charge to reflect transaction and other costs incurred as a result of the PCI merger in the second quarter of fiscal 1997. If the merger had been consummated as of September 30, 1996, the impact on the Company's revenue, net income and earnings per share for the periods disclosed herein would not have been significant.

Note 5. On October 29, 1996, the Board of Directors of the Company declared a three-for-two stock split which will be effected as a stock dividend and distributed on December 16, 1996 to shareholders of record on December 2, 1996. The effect of the split will be reflected in the financial statements in the second quarter of fiscal 1997.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995 and Pyxis on May 7, 1996 (see Note 3 of "Notes to Consolidated Financial Statements"). This discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of September 30, 1996 and June 30, 1996, and for the consolidated statements of earnings for the three months ended September 30, 1996 and 1995.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 16% for the first quarter of fiscal 1997 primarily due to internal revenue growth from pharmaceutical distribution activities, including the addition of new customers, increased sales to existing customers and price increases. Specifically contributing to the first quarter increase was the expansion of the Company's existing relationship with its largest customer, Kmart Corporation ("Kmart"), as well as opportunities created by the deterioration of the financial condition of a major competitor.

     Gross Margin. As a percentage of net revenues, gross margin for the three months ended September 30, 1996, decreased to 7.51% from 7.82% for the comparative quarter. The decrease in gross margin is primarily due to the shift in net revenues mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities (see "Net Revenues" above). The impact of this shift was partially offset by the impact of increased merchandising and marketing programs with customers and suppliers. The gross margin continues to be affected by a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins.

     Selling, General and Administration Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.60% for the three months ended September 30, 1996 from 5.12% for the prior period. The improvement reflects economies associated with the Company's revenue growth from pharmaceutical distribution activities, as well as significant productivity gains resulting from cost control efforts and the consolidation and selective automation of distribution facilities.

     Interest Expense. The increase in interest expense of $1.9 million in the first quarter of fiscal 1997 compared to fiscal 1996 is due to the Company's issuance of $150 million, 6% Notes due 2006, in a public offering in January 1996.

     Provision for Income Taxes. The Company's effective tax rate decreased from the comparative quarter primarily due to the impact of income earned on tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $940.8 million at September 30, 1996 from $854.1 million at June 30, 1996. This increase included additional investments in merchandise inventories and trade receivables of $310.4 million and $40.1 million, respectively. Offsetting the increase in working capital was a decrease in cash and equivalents of $177.3 million and an increase in accounts payable of $109.8 million. Increases in merchandise inventories and accounts payable reflects the higher level of current and anticipated business volume in pharmaceutical distribution activities, including inventories required by the new pharmaceutical services agreement with Kmart. The increase in trade receivables is consistent with the Company's net revenues growth (see "Net Revenues" above). The change in cash and equivalents is due to the timing of inventory purchases and related payments.

     Property and equipment, at cost increased by $11.2 million from June 30, 1996. The property acquired included increased investment in management information systems and customer support systems, as well as the construction and automation of distribution facilities.

     Shareholders' equity increased to $992.6 million at September 30, 1996 from $930.7 million at June 30, 1996, primarily due to net earnings of $39.8 million and issuances of Common Shares resulting from stock option exercises and the related tax benefits in the amount of $24.0 million during the first quarter of fiscal 1997.

OTHER

     On July 24, 1996, the Company announced that it had entered into a definitive merger agreement with PCI Services, Inc. ("PCI"). The merger was approved by PCI shareholders and completed on October 11, 1996. The merger will be accounted for as a pooling-of-interests. In the merger, the Company issued approximately 2,092,000 Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 153,000 Common Shares. The Company expects to record a one-time charge to reflect transaction and other costs incurred as a result of the PCI merger in the second quarter of fiscal 1997 (see Note 4 of "Notes to Consolidated Financial Statements").

     On October 29, 1996, the Board of Directors of the Company declared a three-for-two stock split which will be effected as a stock dividend and distributed on December 16, 1996 to shareholders of record on December 2, 1996. The effect of the split will be reflected in the financial statements in the second quarter of fiscal 1997.

                           PART II. OTHER INFORMATION



Item 1:  Legal Proceedings

     In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), as well as other pharmaceutical wholesalers, were each named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. In addition to the Federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed with the Securities and Exchange Commission and is incorporated herein by reference. On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs have appealed this decision. The Company believes that the allegations against the Company and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously. The Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

     The Company also becomes involved from time to time in ordinary routine litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 6:  Exhibits and Reports on Form 8-K:

     (a) Listing of Exhibits:

         Exhibit 10.01 Employment Agreement dated July 23, 1996, among PCI Services, Inc., Daniel F. Gerner, and the Registrant.*

         Exhibit 10.02 Employment Agreement dated August 26, 1995, among Medicine Shoppe International, Inc., David A. Abrahamson, and the Registrant.*

         Exhibit 10.03   Pharmaceutical Services Agreement, dated as of
                         August 1, 1996, between Kmart Corporation and Cardinal Health.

         Exhibit 11.01   Computation of Per Share Earnings.

         Exhibit 27.01   Financial Data Schedule.

         Exhibit 99.01   Statement Regarding Forward-Looking Information.

         ----------
         *    Management contract or compensation plan or arrangement.

     (b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARDINAL HEALTH, INC.




Date:    November 6, 1996           By:  /s/ Robert D. Walter
                                         --------------------
                                          Robert D. Walter
                                          Chairman and Chief Executive Officer




                                    By:  /s/ David Bearman
                                         -----------------
                                         David Bearman
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)