Form 10-Q
period 1996-12-31
CARDINAL HEALTH INC
filed 1997-02-06
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996              Commission File Number 0-12591


                              Cardinal Health, Inc.
             (Exact name of registrant as specified in its charter)

        OHIO                                                31-0958666
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                     5555 GLENDON COURT, DUBLIN, OHIO 43016
              (Address of principal executive offices and zip code)

                                 (614) 717-5000
               Registrant's telephone number, including area code

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

         The number of Registrant's Common Shares outstanding at the close of business on January 31, 1997 was as follows:

                  Common Shares, without par value: 100,446,324.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                   Page No.
Part I.    Financial Information:                                                                  --------
           ---------------------
Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Fiscal Quarter and Six
           Months Ended December 31, 1996 and 1995............................................         3

           Consolidated Balance Sheets at December 31, 1996 and
           June 30, 1996......................................................................         4

           Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 1996 and 1995.........................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         8


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................        10

Item 2.    Change in Securities...............................................................        10

Item 4.    Submission of Matters to a Vote of Security Holders................................        10

Item 6.    Exhibits and Reports on Form 8-K...................................................        11

*  Items deleted are inapplicable.



                                        PART I. FINANCIAL INFORMATION

                                    CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)
                                    (In thousands, except per share amounts)

                                                  Fiscal Quarter Ended           Six Months Ended
                                               ---------------------------  ----------------------------
                                               December 31,   December 31,   December 31,   December 31,
                                                   1996           1995           1996          1995
                                               ------------   ------------   -----------    ------------

Net revenues                                   $ 2,688,771    $ 2,188,619    $ 5,116,996    $ 4,285,464

Cost of products sold                            2,483,533      2,013,952      4,729,495      3,946,751
                                               -----------    -----------    -----------    -----------

Gross margin                                       205,238        174,667        387,501        338,713

Selling, general and administrative expenses       114,158        107,103        225,802        214,461

Unusual items, merger costs                        (17,359)       (17,552)       (17,359)       (17,552)
                                               -----------    -----------    -----------    -----------

Operating earnings                                  73,721         50,012        144,340        106,700

Other income (expense):
  Interest expense                                  (7,374)        (4,801)       (13,933)        (9,424)
  Other, net-- primarily interest income             1,475          3,101          4,062          5,521
                                               -----------    -----------    -----------    -----------

Earnings before income taxes                        67,822         48,312        134,469        102,797

Provision for income taxes                          29,368         21,770         56,218         44,339
                                               -----------    -----------    -----------    -----------

Net earnings                                   $    38,454    $    26,542    $    78,251    $    58,458
                                               ===========    ===========    ===========    ===========

Net earnings per Common Share:
 Primary                                       $      0.38    $      0.27    $      0.79    $      0.60
 Fully diluted                                 $      0.38    $      0.27    $      0.79    $      0.60

Weighted average number of Common
 Shares outstanding:

  Primary                                          101,285         96,913         99,570         96,876
  Fully diluted                                    101,346         96,923         99,682         96,942


                                   See notes to consolidated financial statements.




                          CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)

                                      (In thousands)

                                                                December 31,     June 30,
                                                                    1996           1996
                                                                -----------     ----------
ASSETS
  Current assets:
    Cash and equivalents                                        $    73,332    $   287,802
    Marketable securities available-for-sale                         37,185         54,335
    Trade receivables                                               679,317        564,881
    Current portion of net investment in sales-type leases           38,096         37,953
    Merchandise inventories                                       1,691,209      1,238,238
    Prepaid expenses and other                                       76,936         56,568
                                                                -----------    -----------

     Total current assets                                         2,596,075      2,239,777
                                                                -----------    -----------

  Property and equipment, at cost                                   413,821        265,584
    Accumulated depreciation and amortization                      (163,915)      (112,122)
                                                                -----------    -----------
    Property and equipment, net                                     249,906        153,462

  Other assets:
    Net investment in sales-type leases, less current portion       110,472        111,604
    Goodwill and other intangibles                                  109,976         92,428
    Other                                                            84,408         83,824
                                                                -----------    -----------

            Total                                               $ 3,150,837    $ 2,681,095
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable, banks                                        $     3,138    $        --
    Current portion of long-term obligations                        109,422        106,007
    Accounts payable                                              1,367,998      1,126,065
    Other accrued liabilities                                       153,690        153,585
                                                                -----------    -----------
     Total current liabilities                                    1,634,248      1,385,657
                                                                -----------    -----------

  Long-term obligations, less current portion                       297,909        265,144
  Deferred income taxes and other liabilities                       121,091         99,584

  Shareholders' equity:
    Common Shares, without par value                                549,186        484,446
    Retained earnings                                               559,192        455,690
    Common Shares in treasury, at cost                               (5,846)        (5,426)
    Other                                                            (4,943)        (4,000)
                                                                -----------    -----------
     Total shareholders' equity                                   1,097,589        930,710
                                                                -----------    -----------
            Total                                               $ 3,150,837    $ 2,681,095
                                                                ===========    ===========

                         See notes to consolidated financial statements.





                                      CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Unaudited)
                                                 (In thousands)

                                                                                       Six Months Ended
                                                                                 ----------------------------
                                                                                  December 31,  December 31,
                                                                                      1996          1995
                                                                                 ------------- --------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $  78,251    $  58,458
   Adjustments to reconcile net earnings to net cash from operations:
   Depreciation and amortization                                                      20,566       14,830
   Provision for bad debts                                                             4,023        4,145
   Change in operating assets and liabilities, net of effects from acquisitions:
     Increase in trade receivables                                                   (98,870)     (91,282)
     Increase in merchandise inventories                                            (441,875)    (125,305)
     Decrease (increase) in net investment in sales-type leases                          989      (18,038)
     Increase in accounts payable                                                    233,572      119,485
     Other operating items, net                                                         (802)      21,098
                                                                                   ---------    ---------
   Net cash used in operating activities                                            (204,146)     (16,609)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                                        --      (26,982)
   Proceeds from sale of property and equipment                                        1,740          613
   Additions to property and equipment                                               (30,974)     (36,452)
   Purchase of marketable securities available-for-sale                               (3,400)     (38,434)
   Proceeds from sale of marketable securities available-for-sale                     20,550       78,405
                                                                                   ---------    ---------
   Net cash used in investing activities                                             (12,084)     (22,850)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                   2,272       22,000
   Reduction of long-term obligations                                                (27,732)      (2,179)
   Proceeds from long-term obligations                                                  --            237
   Proceeds from issuance of Common Shares                                            24,872        3,511
   Tax benefit of stock options                                                        6,650        6,855
   Dividends paid on Common Shares and cash paid in lieu
      of fractional shares                                                            (3,882)      (4,715)
   Purchase of treasury shares                                                          (420)        (164)
                                                                                   ---------    ---------

   Net cash provided by financing activities                                           1,760       25,545
                                                                                   ---------    ---------
NET DECREASE IN CASH AND EQUIVALENTS                                                (214,470)     (13,914)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                          287,802       64,589
                                                                                   ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $  73,332    $  50,675
                                                                                   =========    =========

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

Note 3. On October 11, 1996, the Company completed a merger with PCI Services, Inc. ("PCI"). The merger was accounted for as a pooling-of-interests. In the merger, the Company issued approximately 3,138,000 Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 230,000 Common Shares. The historical cost of PCI assets combined was approximately $148.4 million and the total liabilities assumed (including total debt of approximately $62.0 million) were approximately $87.8 million. The impact of the PCI merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the PCI merger.

               During the three month period ended December 31, 1996, the Company recorded costs totaling approximately $17.4 million ($12.7 million, net of tax) related to the merger with PCI. These costs included approximately $5.3 million for investment advisor, legal, accounting, and other transaction fees associated with the merger; $5.8 million related to employee retention, employee severance, and other personnel costs; and $1.6 million for other cost associated with the merger. Certain of these amounts are based upon estimates, and actual amounts paid may ultimately differ from these estimates. As of December 31, 1996, the Company had paid approximately $4.5 million related to these charges. If additional costs are incurred, such items will be expensed in subsequent periods.

               As a result of the mergers with Medicine Shoppe and Pyxis in fiscal 1996, the Company recorded costs totaling approximately $67.3 million ($47.8 million, net of tax). During the six months ended December 31, 1996, the Company paid approximately $11.8 million related to these costs. The Company's current estimates of the merger costs ultimately to be incurred are not materially different from the amounts originally recorded.

          The following supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect the elimination of the effect of the merger costs discussed above.

                                                                        Fiscal Quarter Ended
                                                 -------------------------------------------------------------------
                                                   December 31,      Percentage      December 31,      Percentage
                                                       1996         of Net Sales         1995         of Net Sales
                                                 ------------------ -------------- ------------------ --------------
           Operating earnings                       $    91,080         3.39%          $   67,564         3.09%

           Net earnings                             $    51,109         1.90%          $   39,037         1.78%

           Net earnings per Common Share:

              Primary                               $      0.50                        $     0.40
              Fully diluted                         $      0.50                        $     0.40

======================================================================================================================

                                                                          Six Months Ended

                                                 -------------------------------------------------------------------
                                                   December 31,      Percentage      December 31,      Percentage
                                                       1996         of Net Sales         1995         of Net Sales
                                                 ------------------ -------------- ------------------ --------------

           Operating earnings                       $   161,699         3.16%          $  124,252         2.90%

           Net earnings                             $    90,906         1.78%          $   70,953         1.66%

           Net earnings per Common Share:

              Primary                               $      0.91                        $     0.73
              Fully diluted                         $      0.91                        $     0.73

               The differences between the above results and those reported in the Consolidated Statements of Earnings are due solely to the assumed elimination of the one-time expenses of approximately $17.4 million ($12.7 million, net of tax) in the period ended December 31, 1996 and approximately $17.6 million ($12.5 million, net of tax) in the period ended December 31, 1995 incurred primarily in connection with the merger with PCI and Medicine Shoppe, respectively.

Note 4. On October 29, 1996, the Board of Directors of the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on December 16, 1996 to shareholders of record on December 2, 1996. All share and per share information has been retroactively restated for the stock split.

Note 5. On November 27, 1996, the Company announced that it had entered into a definitive merger agreement with Owen Healthcare, Inc. ("Owen") pursuant to which Owen will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the Owen merger, the Company estimates that it will issue between 8.25 million and
               9.1 million Cardinal Common Shares. Under the terms of the agreement, shareholders of Owen will receive $27.25 in the form of Cardinal Common Shares for each share of Owen they own, subject to adjustment under specified circumstances. In addition, options for Owen common stock will be converted into equivalent options for Cardinal Common Shares, based upon the exchange ratio. In connection with the merger, Owen has granted Cardinal an option to purchase approximately 3.4 million shares of Owen common stock, exercisable upon the occurrence of certain events. The merger is expected to be completed during fiscal 1997, subject to approval by Owen shareholders and the receipt of requisite regulatory approvals.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995 and Pyxis on May 7, 1996 (see Notes 1 and 3 of "Notes to Consolidated Financial Statements"). On October 11, 1996, the Company completed a merger with PCI, which was also accounted for as a pooling-of-interests. The impact of the PCI merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the PCI merger (see Note 3 of "Notes to Consolidated Financial Statements"). This discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of December 31, 1996 and June 30, 1996, and for the consolidated statements of earnings for the three and six month periods ended December 31, 1996 and 1995.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q, which is incorporated herein by reference.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 23% for the second quarter of fiscal 1996 and 19% for the six month period ended December 31, 1996, as compared to the prior year. The increase in the second quarter and the six month period is primarily due to internal revenue growth from pharmaceutical distribution activities, including the addition of new customers, increased sales to existing customers and price increases. Additional revenues were also provided in the second quarter by the PCI operations. Continued development of the Company's relationship with Kmart Corporation ("Kmart") and additional opportunities created by the deterioration of the financial condition of a major competitor also contributed to the increases during the second quarter and six months ended December 31, 1996.

     Gross Margin. As a percentage of net revenues, gross margin for the second quarter decreased to 7.63% from 7.98% in the prior year. For the six month period, gross margin decreased to 7.57% from 7.90% in the prior year. The decrease in gross margin is primarily due to the shift in net revenue mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities (see "Net Revenues" above). The impact of this shift was partially offset by the impact of increased merchandising and marketing programs with customers and suppliers and the additional gross margin contributed in the second quarter by the PCI operations. The gross margin continues to be affected by the combination of a highly competitive environment and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins and still achieve higher operating margins.

     Selling, General and Administration Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.25% in the second quarter of fiscal 1997 compared to 4.89% in the prior year and 4.41% for the six month period ended December 31, 1996 compared to 5.00% in the prior year. The improvements in the second quarter and the six month period reflect the economies associated with the Company's revenue growth from pharmaceutical distribution activities, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of distribution facilities.

     Unusual Items - Merger Costs. The Company recorded certain nonrecurring charges to reflect the estimated PCI and Medicine Shoppe merger costs in the second quarter of fiscal 1997 and 1996, respectively. See further discussion in
Note 3 of "Notes to Consolidated Financial Statements."

     Interest Expense. The increase in interest expense of $2.6 million in the second quarter of fiscal 1997 compared to the prior year and $4.5 million for the six month period ended December 31, 1996 compared to the prior year is primarily due to the Company's issuance of $150 million, 6% Notes due 2006, in a public offering in January 1996.

     Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings remained consistent in both the second quarter and first six month period of fiscal 1997 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $961.8 million at December 31, 1996 from $854.1 million at June 30, 1996. This increase included additional investments in merchandise inventories and trade receivables of $453.0 million and $114.4 million, respectively. Offsetting the increases in working capital were decreases in cash and equivalents, and marketable securities available-for-sale of $214.5 million and $17.2 million, respectively, and an increase in accounts payable of $241.9 million. Increases in merchandise inventories and accounts payable reflect the seasonal increase of inventories and higher level of business volume in pharmaceutical distribution activities, including higher inventories required by the new pharmaceutical services agreement with Kmart. The increase in trade receivables is consistent with the Company's revenue growth (see "Net Revenues" above). The change in cash and equivalents, and marketable securities available-for-sale is due to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $148.2 million from June 30, 1996. Of this amount, $111.5 million was attributable to the merger with PCI. The additional increase in property and equipment acquired included increased investments in management information systems and customer support systems, as well as upgrades to distribution facilities.

     Shareholders' equity increased to $1,097.6 million at December 31, 1996 from $930.7 million at June 30, 1996, primarily due to net earnings of $78.3 million, equity of PCI on the merger date of $60.6 million and issuances of Common Shares resulting from stock option exercises and related tax benefits in the amount of $31.5 million.

OTHER

     On November 27, 1996, the Company announced that it had entered into a definitive agreement with Owen Healthcare, Inc. ("Owen") pursuant to which Owen will become a wholly-owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the Owen merger, the Company estimates that it will issue between 8.25 million and 9.1 million Cardinal Common Shares. Under the terms of the agreement, shareholders of Owen will receive $27.25 in the form of Cardinal Common Shares for each share of Owen they own, subject to adjustment under specified circumstances. In addition, options for Owen common stock will be converted into equivalent options for Cardinal Common Shares, based upon the exchange ratio. In connection with the merger, Owen has granted Cardinal an option to purchase approximately 3.4 million shares of Owen common stock, exercisable upon the occurrence of certain events. The merger is expected to be completed by the end of fiscal 1997, subject to approval by Owen shareholders and the receipt of requisite regulatory approvals. The Company expects to record a one-time charge to reflect transaction and other costs incurred as a result of the Owen merger in the quarter in which the merger is consummated (see Note 5 of "Notes to Consolidated Financial Statements").

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

     The Company becomes involved from time to time in litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 2:  Change in Securities

     On October 29, 1996, the shareholders of the Company adopted an amendment to Article FOURTH of the Company's Amended and Restated Articles of Incorporation, as amended, which increased the number of authorized Common Shares, without par value, from 100 million to 150 million.

Item 4:  Submission of Matters to a Vote of Security Holders

     (a) Registrant's 1996 Annual Meeting of Shareholders was held on October 29, 1996.

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

     (c) Matters voted upon at the Annual Meeting were as follows:

         (1) Election of Regina E. Herzlinger, J. Michael Losh, John C. Kane, and John B. McCoy as directors of the Company. The results of the shareholder vote were as follows: Mrs. Herzlinger 54,996,669 for, 0 against, 1,000,599 withheld, and 0 broker non-votes; Mr. Losh 54,996,877 for, 0 against, 1,000,391 withheld, and 0 broker non-votes; Mr. Kane 54,725,313 for, 0 against, 1,271,954 withheld, and 0 broker non-votes; Mr. McCoy 55,013,666 for, 0 against, 983,601 withheld, and 0 broker non-votes.

         (2) Amendment to the Registrant's Amended and Restated Articles of Incorporation to increase the common shares, without par value, authorized (see Item 2). The results of the shareholder vote were as follows: 53,313,661 for, 2,595,381 against, 88,225 withheld, and 0 broker non-votes.

         (3) Approval of the material terms of the performance goals under the Cardinal Health, Inc. Performance-Based Incentive Compensation Plan. The results of the shareholder vote were as follows:
              55,455,400 for, 429,659 against, 112,208 withheld, and 0 broker non-votes.

Item 6:  Exhibits and Reports on Form 8-K:

     (a) Listing of Exhibits:

         Exhibit 2.01 Agreement and Plan of Merger dated as of November 27, 1996, by and among Owen Healthcare, Inc., Owl Merger Corp., and Registrant. (1)

         Exhibit 3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended.

         Exhibit 11.01   Computation of Per Share Earnings.

         Exhibit 27.01   Financial Data Schedule.

         Exhibit 99.01   Statement Regarding Forward-Looking Information. (2)

         --------------------
         (1) Filed as Exhibit 2.1 to the Current Report on Form 8-K of Owen Healthcare Inc. dated November 27, 1996, and incorporated herein by reference.

         (2) Filed as Exhibit 99.01 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1996, and incorporated herein by reference.

     (b) Reports on Form 8-K:

         On October 18, 1996, the Company filed a Current Report on Form 8-K under Item 5 which reported that it had completed its merger of a wholly-owned subsidiary with and into PCI Services, Inc. on October 11, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARDINAL HEALTH, INC.

Date:    February 6, 1997           By: /s/ Robert D. Walter
                                       ----------------------------------------
                                        Robert D. Walter
                                        Chairman and Chief Executive Officer




                                    By:  /s/ David Bearman
                                       ----------------------------------------
                                        David Bearman
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)