Form 10-Q
period 1997-03-31
CARDINAL HEALTH INC
filed 1997-05-09
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997           Commission File Number 0-12591

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

                             Yes __X__    No _____

         The number of Registrant's Common Shares outstanding at the close of business on April 30, 1997 was as follows:

                 Common Shares, without par value: 108,532,925

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                    Index *

                                                                                                    Page No.
                                                                                                    --------
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Fiscal Quarter and Nine
           Months Ended March 31, 1997 and 1996...............................................         3

           Consolidated Balance Sheets at March 31, 1997 and June 30, 1996....................         4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 1997 and 1996............................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         9

Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................        11

Item 5.    Other Information..................................................................        11

Item 6.    Exhibits and Reports on Form 8-K...................................................        12

*  Items omitted are inapplicable.

                         PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Fiscal Quarter Ended              Nine Months Ended
                                                   -------------------------------  -------------------------------
                                                     March 31,       March 31,        March 31,       March 31,
                                                        1997            1996             1997            1996
                                                   --------------- ---------------  --------------- ---------------
Net revenues                                       $    2,825,500  $    2,352,254   $    8,177,382  $    6,824,765

Cost of products sold                                   2,581,842       2,148,667        7,513,038       6,255,285
                                                   --------------  --------------   --------------  --------------

Gross margin                                              243,658         203,587          664,344         569,480

Selling, general and administrative expenses              129,702         122,382          381,171         356,604

Unusual items, merger costs                               (39,604)             --          (56,963)        (17,552)
                                                   --------------  --------------   --------------  --------------

Operating earnings                                         74,352          81,205          226,210         195,324

Other income (expense):
   Interest expense                                        (8,414)         (8,664)         (22,388)        (19,838)
   Other, net-- primarily interest income                     787           2,836            5,308           8,630
                                                   --------------  --------------   --------------  --------------

Earnings before income taxes                               66,725          75,377          209,130         184,116

Provision for income taxes                                 30,497          30,686           89,901          77,496
                                                   --------------  --------------   --------------  --------------

Net earnings                                       $       36,228  $       44,691   $      119,229  $      106,620
                                                   ==============  ==============   ==============  ==============

Net earnings per Common Share:
   Primary                                         $         0.33  $         0.43   $         1.10  $         1.05
   Fully diluted                                   $         0.33  $         0.43   $         1.10  $         1.04

Weighted average number of Common
  Shares outstanding:
      Primary                                             110,246         102,788          108,711         101,763
      Fully diluted                                       110,247         103,852          108,809         102,902


                See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               March 31,                June 30,
                                                                                  1997                    1996
                                                                            --------------          ---------------
   ASSETS
      Current assets:
        Cash and equivalents                                                $       12,521          $       304,281
        Marketable securities available-for-sale                                        --                   54,335
        Trade receivables                                                          759,206                  612,277
        Current portion of net investment in sales-type leases                      47,608                   37,953
        Merchandise inventories                                                  1,570,482                1,272,616
        Prepaid expenses and other                                                  76,605                   62,826
                                                                            --------------          ---------------

          Total current assets                                                   2,466,422                2,344,288
                                                                            --------------          ---------------

      Property and equipment, at cost                                              467,041                  300,328
        Accumulated depreciation and amortization                                 (200,815)                (133,472)
                                                                            --------------          ---------------
        Property and equipment, net                                                266,226                  166,856

      Other assets:
        Net investment in sales-type leases, less current portion                  104,527                  111,604
        Goodwill and other intangibles                                             128,497                  114,901
        Other                                                                       85,994                   87,526
                                                                            --------------          ---------------

           Total                                                            $    3,051,666          $     2,825,175
                                                                            ==============          ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes payable, banks                                                $      146,496          $            --
        Current portion of long-term obligations                                     6,890                  106,008
        Accounts payable                                                         1,034,415                1,138,368
        Other accrued liabilities                                                  233,825                  175,498
                                                                            --------------          ---------------

          Total current liabilities                                              1,421,626                1,419,874
                                                                            --------------          ---------------

      Long-term obligations, less current portion                                  279,539                  265,146
      Deferred income taxes and other liabilities                                   91,713                  104,317

      Shareholders' equity:
        Common Shares, without par value                                           629,879                  558,598
        Retained earnings                                                          640,157                  492,762
        Common Shares in treasury, at cost                                          (5,867)                 (11,522)
        Other                                                                       (5,381)                  (4,000)
                                                                            --------------          ---------------

          Total shareholders' equity                                             1,258,788                1,035,838
                                                                            --------------          ---------------

             Total                                                          $    3,051,666          $     2,825,175
                                                                            ==============          ===============


                See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                   -------------------------------
                                                                                       March 31,        March 31,
                                                                                          1997             1996
                                                                                   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $      119,229  $       106,620
   Adjustments to reconcile net earnings to net cash from operations:
   Depreciation and amortization                                                           38,945           28,594
   Provision for bad debts                                                                  5,923            7,129
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                      (133,469)         (60,377)
      Increase in merchandise inventories                                                (283,324)        (171,104)
      Increase in net investment in sales-type leases                                      (2,578)         (23,731)
      Increase (decrease) in accounts payable                                            (114,543)          48,231
      Other operating items, net                                                           37,540           32,660
                                                                                   --------------  ---------------

   Net cash used in operating activities                                                 (332,277)         (31,978)
                                                                                   --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiary, net of cash acquired                                             --          (36,244)
   Proceeds from sale of property and equipment                                             2,148              717
   Additions to property and equipment                                                    (52,002)         (63,048)
   Purchase of marketable securities available-for-sale                                    (3,400)         (88,034)
   Proceeds from sale of marketable securities available-for-sale                          57,735          121,565
                                                                                   --------------  ---------------

   Net cash provided by (used in) investing activities                                      4,481          (65,044)
                                                                                   --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                      127,684          (3,000)
   Reduction of long-term obligations                                                    (129,501)         (23,252)
   Proceeds from long-term obligations                                                        604          148,960
   Proceeds from issuance of Common Shares                                                 34,516           57,895
   Tax benefit of stock options                                                            10,500            7,455
   Dividends paid on Common Shares and cash paid in lieu
      of fractional shares                                                                 (6,388)          (6,163)
   Purchase of treasury shares                                                             (1,379)          (1,304)
                                                                                   --------------  ---------------

   Net cash provided by financing activities                                               36,036          180,591
                                                                                   --------------  ---------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          (291,760)          83,569

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               304,281           70,660
                                                                                   --------------  ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $       12,521  $       154,229
                                                                                   ==============  ===============


                See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements contained herein have been restated to give retroactive effect to the mergers with Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995, Pyxis Corporation ("Pyxis") on May 7, 1996 and Owen Healthcare, Inc. ("Owen") on March 18, 1997, including adjustments to conform certain accounting practices of Owen to those followed by the Company. Such business combinations were accounted for under the pooling-of-interests method (see Note 3).

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

Note 2. Net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant, computed using the treasury stock method. For the three and nine months ended March 31, 1996, fully diluted net earnings per Common Share include the effect of convertible subordinated notes.

Note 3. On March 18, 1997, the Company completed a merger with Owen (the "Owen Merger"). The Owen Merger was accounted for as a pooling-of-interests. The Company issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 0.7 million Common Shares. The term "Cardinal" as used herein refers to Cardinal Health, Inc. and subsidiaries prior to the Owen Merger.

        Cardinal's fiscal year end is June 30 and Owen's fiscal year end was November 30. The consolidated financial statements for the quarter ended March 31, 1997 combine Cardinal and Owen for the same period of time. For the nine months ended March 31, 1997, the consolidated financial statements combine Cardinal's nine months ended March 31, 1997 with Owen's financial results for the period of June 1, 1996 to March 31, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's fiscal year end to June 30). For the quarter and nine months ended March 31, 1996, the consolidated financial statements combine Cardinal's March 31, 1996 period end results with Owen's financial results for the quarter and nine months ended August 31, 1995. Due to the change in Owen's fiscal year from November 30 to conform with Cardinal's June 30 fiscal year end, Owen's results of operations for the periods from December 1, 1995 through May 31, 1996 and the month of December 1996 will not be included in the combined results of operations but will be reflected as an adjustment to combined retained earnings. Owen's net revenues and net earnings for these periods were $260.1 million and $5.7 million, respectively. Owen's cash flows from operating and financing activities for these periods were $0.9 million and $0.7 million, respectively, while cash flows used in investing activities were $5.6 million. Cardinal's net revenues and net earnings for the six months ended December 31, 1996 were $5,117 million and $78.2 million, respectively.

        On October 11, 1996, the Company completed a merger with PCI Services, Inc. ("PCI"). The merger was accounted for as a pooling-of-interests. The Company issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. The historical cost of PCI assets combined was approximately $148.4 million and the total liabilities assumed (including total debt of approximately

        $62.0 million) were approximately $87.8 million. The impact of the PCI merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the PCI merger.

        During the three month period ended March 31, 1997, the Company recorded non-recurring costs totaling approximately $39.6 million ($27.5 million, net of tax) primarily related to the Owen Merger. These costs included approximately $12.5 million for transaction fees and employee costs associated with the merger; $10.1 million related to certain asset impairments and exit costs; and $4.9 million for other integration and restructuring costs associated with the merger. Certain of these amounts are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed in subsequent periods.

        During the three month period ended December 31, 1996, the Company recorded non-recurring costs totaling approximately $17.4 million ($12.7 million, net of tax) related to the PCI merger. As a result of the mergers with Medicine Shoppe and Pyxis in fiscal 1996, the Company recorded non-recurring costs totaling approximately $67.3 million ($47.8 million, net of tax).

        During the nine months ended March 31, 1997, the Company utilized approximately $28 million related to the costs recorded at the time of the various mergers. The Company's current estimates of the merger costs ultimately to be incurred are not materially different from the amounts originally recorded.

        The following supplemental information, which is presented for purposes of facilitating meaningful comparisons to ongoing operations and to other companies, summarizes the results of operations of the Company, adjusted on a pro forma basis to reflect the elimination of the effect of the non-recurring merger costs discussed above.

                                                                     Fiscal Quarter Ended
                                              ------------------------------------------------------------------
                                                  March 31,       Percentage        March 31,       Percentage
                                                    1997         of Net Sales         1996         of Net Sales
                                              ---------------   --------------   --------------   --------------
        Operating earnings                       $113,956            4.03%          $81,205            3.45%

        Net earnings                             $ 63,750            2.26%          $44,691            1.90%

        Net earnings per Common Share:
           Primary                               $   0.58                           $  0.43
           Fully diluted                         $   0.58                           $  0.43

        ========================================================================================================

                                                                      Nine Months Ended
                                              ------------------------------------------------------------------
                                                  March 31,       Percentage        March 31,       Percentage
                                                    1997         of Net Sales         1996         of Net Sales
                                              ---------------   --------------   --------------   --------------
        Operating earnings                       $283,173            3.46%           $212,876         3.12%

        Net earnings                             $159,406            1.95%           $119,115         1.75%

        Net earnings per Common Share:
           Primary                               $   1.47                            $   1.17
           Fully diluted                         $   1.47                            $   1.16

        The differences between the above results and those reported in the Consolidated Statements of Earnings are due solely to the assumed elimination of the above mentioned non-recurring expenses primarily associated with the Owen and PCI mergers during the three and nine months ended March 31, 1997, and the elimination of approximately $17.6 million ($12.5 million, net of tax) incurred primarily in connection with the merger with Medicine Shoppe during the nine months ended March 31, 1996.

Note 4. On October 29, 1996, the Board of Directors of the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on December 16, 1996 to shareholders of record on December 2, 1996. All share and per share information have been retroactively restated for the stock split.

Note 5. The Company filed a shelf debt registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on April 21, 1997. The registration increases the Company's shelf debt capacity by $350 million to a total of $400 million. No securities have been sold under this registration statement.

Note 6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which will require retroactive adoption in the Company's fiscal quarter ending December 31, 1997. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. The Company believes that in light of its present capital structure, the impact of adopting SFAS 128 will not be significant.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996 and Owen on March 18, 1997 (see Notes 1 and 3 of "Notes to Consolidated Financial Statements"). On October 11, 1996, the Company completed a merger with PCI, which was also accounted for as a pooling-of-interests. The impact of the PCI merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the PCI merger (see Note 3 of "Notes to Consolidated Financial Statements"). This discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of March 31, 1997 and June 30, 1996, and for the consolidated statements of earnings for the three and nine month periods ended March 31, 1997 and 1996.

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

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 20% for the three and nine month periods ended March 31, 1997, as compared to the prior year. The growth in Company's pharmaceutical distribution and pharmacy management service businesses were the largest factors contributing to the increases. The increases primarily resulted from internal growth fueled by the addition of new customers, increased volume from existing customers and price increases. Incremental revenues were also provided by the addition of PCI operations following the merger in October 1996. Expansion of the Company's relationship with Kmart Corporation ("Kmart") and opportunities created by the deterioration of the financial condition of a major pharmaceutical distribution competitor also contributed to the increases during the third quarter and nine months ended March 31, 1997.

     Gross Margin. As a percentage of net revenues, gross margin for the third quarter was 8.62% compared to 8.65% in the prior year. For the nine months ended March 31, 1997 and 1996, gross margin was 8.12% and 8.34%, respectively. The change in gross margin in the nine month period is primarily due to the shift in net revenue mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities (see "Net Revenues" above). The impact of this shift was partially offset by increased merchandising and marketing programs with customers and suppliers, and the additional gross margin contributed by the PCI operations. The Company's gross margin continues to be affected by the combination of a highly competitive environment and a greater mix of high volume customers, where a lower cost of service and better asset management enable the Company to offer lower selling margins and still achieve higher operating margins.

     Selling, General and Administration Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.59% in the third quarter of fiscal 1997 compared to 5.20% in the prior year, and 4.66% for the nine month period ended March 31, 1997 compared to 5.23% in the prior year. The improvements in the third quarter and the nine month period reflect the economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts, and the consolidation and selective automation of operating facilities.

     Unusual Items, Merger Costs. The Company recorded certain non-recurring charges to primarily reflect the estimated PCI and Owen merger costs during the nine months ended March 31, 1997 and charges to reflect the estimated Medicine Shoppe merger costs during the nine months ended March 31, 1996. See further discussion in Note 3 of "Notes to Consolidated Financial Statements."

     Interest Expense. The increase in interest expense for the nine month period ended March 31, 1997, as compared to the prior year is primarily due to the Company's issuance of $150 million, 6% Notes due 2006, in a public offering in January 1996, which has been used for working capital purposes (see "Liquidity and Capital Resources"). Partially offsetting this increase is the impact of the extinguishment of the Company's $100 million 8% Notes on March 1, 1997.

     Provision for Income Taxes. The Company's effective income tax rate increased during the three and nine months ended March 31, 1997 compared to the prior year primarily due to nondeductible items associated with the current year's business combinations (see Note 3 of "Notes to Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,044.8 million at March 31, 1997 from $924.4 million at June 30, 1996. This increase included additional investments in merchandise inventories and trade receivables of $297.9 million and $146.9 million, respectively, and a decrease in accounts payable of $104.0 million. Offsetting the increases in working capital were decreases in cash and equivalents, and marketable securities available-for-sale of $291.8 million and $54.3 million, respectively. Increases in merchandise inventories reflect the seasonal increase of inventories and higher level of business volume in pharmaceutical distribution activities, including higher inventories required by the new pharmaceutical services agreement with Kmart. The increase in trade receivables is consistent with the Company's revenue growth (see "Net Revenues" above). The change in cash and equivalents, marketable securities available-for-sale and accounts payable is due to the timing of inventory purchases and related payments.

     The Company currently has the capacity to issue $400 million of additional long-term debt pursuant to a shelf debt registration statement filed with the Securities Exchange Commission (see Note 5 of "Notes to Consolidated Financial Statements"). The Company does not currently have any specific plans to issue additional debt under this facility.

     Property and equipment, at cost, increased by $166.7 million from June 30, 1996. Of this amount, $111.5 million was attributable to the merger with PCI. The additional increase in property and equipment included increased investments in management information systems and customer support systems, as well as upgrades to distribution facilities.

     Shareholders' equity increased to $1,258.8 million at March 31, 1997 from $1,035.8 million at June 30, 1996, primarily due to net earnings of $119.2 million, equity of PCI on the merger date of $60.6 million and issuances of Common Shares resulting from stock option exercises and related tax benefits in the amount of $44.9 million.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. In addition to the Federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs have appealed this decision. The Company believes that the allegations against the Company and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously. The Company also becomes involved from time to time in litigation incidental to its business. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

Item 5: Other Information

Set forth below are certain unaudited financial results reflecting the combined operating results of the Company and Owen for the thirty days ended April 17, 1997. These financial results are presented to satisfy the requirements for publication of combined results of operations with respect to affiliate trading restrictions as specified in pooling-of-interest accounting treatment. This information is presented only to satisfy such requirements and is not necessarily indicative of future operating results or financial condition.

                             CARDINAL HEALTH, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

(In thousands, except per share data)                                   Thirty Days
                                                                            Ended
                                                                       April 17, 1997
                                                                       --------------
Net sales                                                                 $941,200

Net earnings                                                              $ 20,900

Net earnings per Common Share:
     Primary                                                                $ 0.19
     Fully Diluted                                                          $ 0.19

Weighted average number of Common Shares outstanding
     Primary                                                               110,300
     Fully Diluted                                                         110,300

Item 6: Exhibits and Reports on Form 8-K:

     (a) Listing of Exhibits:

         Exhibit 4.01 Indenture dated as of April 18, 1997, between the Company and Bank One, Columbus, NA, Trustee. (1)

         Exhibit 10.01 Form of Nonqualified Stock Option Agreement.*

         Exhibit 10.02 Form of Restricted Shares Agreement.*

         Exhibit 10.03 PCI Services, Inc. Stock Option Plan, as amended. (2)*

         Exhibit 10.04 Performance-Based Incentive Compensation Plan of the
                       Registrant.*

         Exhibit 11.01 Computation of Per Share Earnings.

         Exhibit 27.01 Financial Data Schedule.

         Exhibit 99.01 Statement Regarding Forward-Looking Information. (3)

         --------------------
         (1) Filed as Exhibit 1 to the Current Report on Form 8-K of the Company dated April 21, 1997, and incorporated herein by reference.

         (2) Filed as Exhibit 99 to the Registrant's post-effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-11803-01), and incorporated herein by reference.

         (3) Filed as Exhibit 99.01 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1996, and incorporated herein by reference.

         * Management contract or compensation plan or arrangement.

     (b) Reports on Form 8-K:

         On April 21, 1997, the Company filed a Current Report on Form 8-K under Item 7 which filed as an exhibit an Indenture dated as of April 18, 1997, between the Company and Bank One, Columbus, NA, Trustee.

         On March 19, 1997, the Company filed a Current Report on Form 8-K under Item 5 which reported that it had completed its merger of a wholly-owned subsidiary with and into Owen Healthcare, Inc. on March 18, 1997.

         On March 4, 1997, the Company filed a Current Report on Form 8-K under
         Item 5 which reported the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the then-pending merger between the Company and Owen Healthcare, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARDINAL HEALTH, INC.

Date: May 9, 1997                   By: /s/ Robert D. Walter
                                        -----------------------------------
                                        Robert D. Walter
                                        Chairman and Chief Executive Officer

                                    By: /s/ David Bearman
                                        -----------------------------------
                                        David Bearman
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)