Form 10-K
period 1997-06-30
CARDINAL HEALTH INC
filed 1997-09-29
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-12591

                             CARDINAL HEALTH, INC.
             (Exact name of Registrant as specified in its charter)

             OHIO                                        31-0958666
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    5555 GLENDON COURT, DUBLIN, OHIO                                    43016
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 12, 1997 was approximately $7,060,251,484.

     The number of Registrant's Common Shares outstanding as of September 12, 1997, was as follows:

           Common shares, without par value:                   109,202,649
                                                        ------------------
           Class B common shares, without par value:                     0
                                                        ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 are incorporated by reference into Part I of this Annual Report on Form 10-K.

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                                                                            PAGE
----                                                                            ----
     Forward-looking Statements..............................................      3

                                     PART I

1.   Business................................................................      3

2.   Properties..............................................................      6

3.   Legal Proceedings.......................................................      6

4.   Submission of Matters to a Vote of Security Holders.....................      7

     Executive Officers of the Registrant....................................      7

                                     PART II

5.   Market for the Registrant's Common Shares and Related
           Shareholder Matters...............................................      8

6.   Selected Financial Data.................................................      9

7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations.....................................................     10

8.   Financial Statements and Supplementary Data.............................     13

9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure........................................................     35

                                    PART III

10.  Directors and Executive Officers of the Registrant......................     35

11.  Executive Compensation..................................................     35

12.  Security Ownership of Certain Beneficial Owners and Management..........     35

13.  Certain Relationships and Related Transactions..........................     35

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........     36

     Signatures..............................................................     40

Portions of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-K.

                                     PART I

ITEM 1:    BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is structured as a holding company operating through a number of separate operating subsidiaries. These operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise.

     The Company is a leading healthcare service provider which offers an array of value-added pharmaceutical distribution services and pharmaceutical-related products and services to a broad base of customers. It is one of the country's leading wholesale distributors of pharmaceutical and related healthcare products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. Through its Pyxis Corporation subsidiary ("Pyxis"), the Company develops, manufactures, leases, sells and services unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and alternate care facilities. Through its Owen Healthcare, Inc. subsidiary ("Owen"), the Company provides pharmacy management and information services to hospitals. The Company is also the largest franchisor of independent retail pharmacies in the United States through its Medicine Shoppe International, Inc. subsidiary ("Medicine Shoppe"). PCI Services, Inc. ("PCI"), another one of the Company's subsidiaries, is a leading international provider of integrated packaging services to pharmaceutical manufacturers.

     As a full-service wholesale distributor, the Company complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include computerized order entry and order confirmation systems, customized invoicing, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its customers order more efficiently, contain costs, and monitor their purchases which are covered by group contract purchasing arrangements.

     The Company operates several specialty healthcare businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging program for both independent and chain drugstore customers and serves as a distributor of therapeutic plasma products, oncology products, and other specialty pharmaceuticals to hospitals, clinics and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. These specialty distribution activities are part of the Company's overall strategy of developing diversified products and services to enhance the profitability of its business and that of its customers and suppliers.

ACQUISITIONS

     Over the last five years, the Company has completed the following business combinations. In May 1993, the Company purchased Solomons Company, a Savannah, Georgia based pharmaceutical wholesaler servicing customers located primarily in the southeastern region of the United States, in exchange for approximately
1.6 million Cardinal Common Shares, without par value, ("Common Shares"). In December 1993, the Company issued approximately 0.4 million Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc., a distributor of oncology and other specialty products to clinics and physician groups across the United States. In February 1994, the Company merged with Whitmire Distribution Corporation ("Whitmire"), a Folsom, California based pharmaceutical wholesaler (the "Whitmire Merger") and issued approximately 15.6 million Common Shares in the transaction. Following the Whitmire Merger, the Company had a network of distribution centers enabling it to routinely serve the entire population of the continental U.S. on a next-day basis. On July 1, 1994, the Company purchased Humiston-Keeling, Inc., a Calumet City, Illinois based pharmaceutical wholesaler serving customers located primarily in the upper Midwest region of the United States for cash of $33 million and assumed liabilities of $94 million. On July 18, 1994, the Company issued approximately
1.4 million Common Shares in a merger transaction with Behrens Inc., a Waco, Texas based pharmaceutical wholesaler servicing customers located primarily in Texas and adjoining states. On November 13, 1995, the Company merged with Medicine Shoppe, a St. Louis, Missouri based franchisor of independent, apothecary-style retail pharmacies in the United States and abroad. On May 7, 1996, the Company merged with Pyxis, a San Diego, California based designer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other healthcare facilities. On October 11, 1996, the Company merged with PCI, a Philadelphia, Pennsylvania based provider of diversified packaging services to the pharmaceutical industry in the United States and Europe. On March 18, 1997, the Company merged with Owen, a Houston, Texas based provider of pharmacy management and information services to hospitals.

     On May 27, 1997, the Company and MediQual Systems, Inc. ("MediQual") announced that they had entered into a definitive merger agreement pursuant to which a wholly owned subsidiary of the Company will be merged with and into MediQual. Under the terms of the transaction, shareholders of MediQual will receive a fraction of a Common Share in exchange for each common share of MediQual and a fraction of a Common Share in exchange for each preferred share of MediQual. The Company has also agreed to convert existing MediQual warrants and stock options into Company warrants and options, respectively, at the same exchange ratio as described above for MediQual common shares. The Company estimates that it will issue approximately 0.6 million Common Shares in the transaction, depending in part upon the average closing price of the Common Shares over a specified period. The merger is intended to be tax-free and to qualify as a pooling of interests for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approval by the shareholders of MediQual.

     On August 24, 1997, the Company and Bergen Brunswig Corporation ("Bergen") announced that they had entered into a definitive merger agreement pursuant to which a wholly owned subsidiary of the Company will be merged with and into Bergen. Under the terms of the merger agreement, shareholders of Bergen will receive 0.775 of a Common Share for each share of Bergen common stock they hold. The Company has also agreed to convert existing Bergen stock options into Company options at the same exchange ratio. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $386 million in long-term debt. The merger is intended to be tax-free and to qualify as a pooling of interests for financial reporting purposes. Consummation of the transaction is subject to the satisfaction of certain conditions, including approvals by the shareholders of Bergen and the Company and receipt of certain regulatory approvals.

     The Company continually evaluates possible candidates for acquisition and intends to continue to seek opportunities to expand its healthcare operations and services. For additional information concerning the acquisitions described above, see Notes 2 and 16 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company distributes pharmaceuticals, surgical and hospital supplies, health and beauty care products, and related products and services to hospitals, independent and chain drugstores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. In addition, the Company markets Pyxis' automated dispensing systems to hospitals and alternate care centers in the U.S. and Canada. Through Medicine Shoppe, the Company franchises retail pharmacies in the U.S. and abroad. Owen provides pharmacy management and information services to hospitals throughout the United States. PCI provides integrated packaging services to pharmaceutical manufacturers located in the United States, Canada and Europe. In fiscal 1997, 89% of the Company's total revenues were derived from distribution activities. The Company's largest customer, Kmart Corporation ("Kmart"), accounted for approximately 13% of net revenues (by dollar volume) in fiscal 1997. The Company's business could be adversely affected if Kmart were lost as a customer.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 6% (by dollar volume) of its net revenues in fiscal 1997. The Company's five largest suppliers accounted for approximately 20% (by dollar volume) of its net revenues during fiscal 1997, and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

     The Company's markets are highly competitive. As a pharmaceutical wholesaler, the Company competes directly with numerous other national and regional wholesalers, direct selling manufacturers, mail-order houses, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesaling operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. As a marketer of automated pharmaceutical dispensing systems through Pyxis, the Company competes based upon its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, and its ability to interface with customer information systems. Potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. With its Owen subsidiary, the Company competes with both national and regional hospital pharmacy management firms and self-managed hospitals and hospital systems on the basis of its established base of business, the effective use of information systems, the development of clinical programs, and the quality of the services it provides to its customers. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, where competition is based primarily upon price, benefits offered to both the pharmacist and customer, access to third party programs, and the reputation of the franchise. Through PCI, the Company competes with companies that provide many types of packaging services and those that provide one or a few types of packaging services, based primarily upon quality, variety of available packaging services, customer service, responsiveness, and price.

EMPLOYEES

     At September 12, 1997, the Company had approximately 11,000 employees, of whom approximately 1,000 are subject to collective bargaining agreements. Overall the Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company has applied to the United States Patent and Trademark Office for registration of a number of trademarks and service marks, certain of which have been registered, and also holds common law rights in various trademarks and service marks. The Company has also applied for trademark and service mark registrations for certain of its trademarks and service marks in certain foreign countries. There can be no assurance that the Company will obtain the registrations for trademarks and service marks for which it has applied. The Company's principal trademarks include CardinalCHOICE (and Design)(R), LEADER(R) DRUGSTORES, PYXIS(R), MEDSTATION(R), SUPPLYSTATION(R), THE MEDICINE SHOPPE(R), and OMEGA-Rx(R).

     The Company holds certain United States patents relating to certain aspects of its automated pharmaceutical dispensing systems, its automated medication management systems, and medication packaging. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. The Company also owns certain software, including software used for pharmaceutical purchasing and inventory control, which is copyrighted and subject to the protection of applicable copyright laws.

     No assurances can be given that any intellectual property rights of the Company will provide meaningful protection against competitive products or otherwise be commercially valuable or that the Company will be successful in obtaining additional patents or enforcing its proprietary rights against others.

REGULATORY MATTERS

     The Company, as a distributor of prescription pharmaceuticals (including certain controlled substances), an operator of pharmacy operations, and a pharmaceutical packager is required to register for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy or comparable agencies. In addition, the Company is subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987, an amendment to the Food, Drug and Cosmetic Act (the "FDCA") which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. The Company is not currently required to register or submit premarket notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change. Through its Medicine Shoppe subsidiary, the Company is subject to laws adopted by certain states which regulate franchise operations and the franchisor-franchisee relationship, and similar legislation is proposed or pending in additional states. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Federal Trade Commission rules also require franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. Owen's pharmacy operations and its pharmacies are subject to comprehensive regulation by state and federal authorities, including state boards of pharmacy and federal authorities with responsibility for monitoring the storage, handling, and dispensing of narcotics and other controlled substances. Owen's contractual arrangements with pharmaceutical manufacturers and healthcare providers also subject it to certain provisions of the federal Social Security Act which (a) prohibit financial arrangements between providers of healthcare services to government healthcare program (including Medicare and Medicaid) beneficiaries and potential referral sources that are designed to induce patient referrals or the purchasing, leasing, ordering or arranging for any good, service or item paid for by such government programs, and (b) impose certain restrictions upon referring physicians and providers of certain designated health services under Medicare and Medicaid programs. The Company's PCI operations in the United Kingdom and Germany are subject to state and local certification requirements, including compliance with the Good Manufacturing Practices adopted by the European Community. The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.

ITEM 2:    PROPERTIES

     At September 12, 1997, the Company had 26 principal pharmaceutical distribution facilities; 4 specialty distribution facilities; 1 medical/surgical distribution facility; the Pyxis assembly operation; 6 packaging facilities (2 of which are located in the United Kingdom and 1 of which is located in Germany); and 4 PCI printing facilities (2 of which are located in Puerto Rico). The Company's facilities are located in an aggregate of 22 states, Puerto Rico, the United Kingdom and Germany. Fourteen of these facilities are owned by the Company and the balance are leased. The Company's principal executive offices are currently located in a leased four-story building located at 5555 Glendon Court, Dublin, Ohio, pending construction of a new leased headquarters facility in Dublin, Ohio. The new facility is scheduled to be completed by the end of calendar 1998. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations of its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3:    LEGAL PROCEEDINGS

     In November 1993, the Company and Whitmire, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices by using a chargeback pricing system. In addition to the Federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1-Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed with the Securities and Exchange Commission and is incorporated herein by reference. On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs appealed this decision. On August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. On September 5, 1997, the wholesaler defendants filed a motion for this decision to be reconsidered by the Court of Appeals en banc. The Company continues to believe that the allegations against Cardinal and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously. The Company also becomes involved from time to time in litigation incidental to its business. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial conditions or results of operations.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

The executive officers of the Company are as follows (information provided as of September 12, 1997):

             NAME                       AGE                                 POSITION
-----------------------------           ---          ------------------------------------------------------
Robert D. Walter                        52           Chairman and Chief Executive Officer

John C. Kane                            57           President and Chief Operating Officer

David A. Abrahamson                     57           Executive Vice President;  President - Medicine Shoppe
                                                     International, Inc.

David Bearman                           51           Executive Vice President and Chief Financial Officer

George H. Bennett, Jr.                  44           Executive Vice President, General Counsel and Secretary

Lisa M. Dolin                           38           Senior Vice President-- Specialty Companies

Daniel F. Gerner                        51           Executive Vice President; President - PCI Services, Inc.

James F. Millar                         49           Executive Vice President; Group President - Cardinal
                                                     Distribution

Richard J. Miller                       40           Vice President, Controller and Principal Accounting Officer

Robert J. Zollars                       40           Executive Vice President; Group President - Pharmacy
                                                     Automation and Management

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

     JOHN C. KANE has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Prior to that, Mr. Kane was employed by Abbott Laboratories (a pharmaceutical and healthcare manufacturer), where he served most recently as President of the Ross Laboratories Division. Mr. Kane also serves as director of Connetics Corporation.

     DAVID A. ABRAHAMSON has been an Executive Vice President of the Company since August 1996 and President of Medicine Shoppe International, Inc. since May 1990.

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

     DANIEL F. GERNER has served as an Executive Vice President of the Company since February 1997 and President of PCI Services, Inc. since 1986.

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

     ROBERT J. ZOLLARS joined the Company in January 1997 as an Executive Vice President and Group President Pharmacy Automation and Management. Prior to that, Mr. Zollars served as President of Allegiance Corporation since October 1996 and held various positions at Baxter Healthcare, Inc., most recently that of President, U.S. Distribution.

                                    PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
           MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 1997 and 1996. The information in the table has been adjusted to reflect retroactively all applicable stock splits.

                                          HIGH           LOW        DIVIDENDS
                                      -----------     ---------    -----------
     Fiscal 1996:
     Quarter Ended

       September 30, 1995              $    37.67    $     29.17    $     0.02
       December 31, 1995                    38.58          34.08          0.02
       March 31, 1996                       42.83          35.00          0.02
       June 30, 1996                        50.17          40.17          0.02

     Fiscal 1997:
     Quarter Ended

       September 30, 1996              $    55.08    $     44.67    $     0.02
       December 31, 1996                    58.38          51.92         0.025
       March 31, 1997                       64.13          54.38         0.025
       June 30, 1997                        62.00          51.63         0.025

     Fiscal 1998:

     Through September 12, 1997        $    70.00    $     54.63    $    0.025

     As of September 12, 1997, there were approximately 2,800 shareholders of record of the Company's Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

ITEM 6:    SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994, Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995, Pyxis Corporation ("Pyxis") on May 7, 1996 and Owen Healthcare Inc. ("Owen") on March 18, 1997, all of which were accounted for as pooling-of-interests transactions. The consolidated financial data includes all purchase transactions that occurred during these periods. See "Item 1: Business" for further discussion.

     On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. As a result, for the fiscal year ended March 31, 1993, the information presented is derived from consolidated financial statements which combine data from Cardinal, Medicine Shoppe and Pyxis for the fiscal year ended March 31, 1993 with data from Whitmire for the fiscal year ended July 3, 1993 and Owen for the fiscal year ended November 30, 1992. For the fiscal years ended June 30, 1996, 1995 and 1994, the information presented is derived from consolidated financial statements which combine data from Cardinal, Whitmire, Medicine Shoppe and Pyxis for the fiscal years ended June 30, 1996, 1995 and 1994 with data from Owen for the fiscal years ending November 30, 1995, 1994 and 1993, respectively. For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1997 with Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30, fiscal year end to June 30 ). The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR ENDED
                                              -----------------------------------------------------------------------
                                                JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,      MARCH 31,
                                                  1997          1996           1995          1994           1993
                                              ------------- -------------- ------------- -------------- -------------
Earnings Statement Data:
Net revenues                                  $ 10,968,042  $   9,246,420  $  8,342,517  $   6,253,557  $  4,991,241
Earnings before cummulative effect
   of change in accounting
   principle                                  $    181,119  $     117,634  $    142,515  $      84,628  $     67,669
Cumulative effect of change in accounting
   principle                                                                                                 (10,000)
                                              ------------- -------------- ------------- -------------- -------------
Net earnings                                  $    181,119  $     117,634  $    142,515  $      84,628  $     57,669
                                              ============= ============== ============= ============== =============

Primary earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                     $       1.66  $        1.14  $       1.42  $         .88  $        .79
   Cumulative effect of change in accounting
     principle                                                                                                  (.12)
                                              ------------- -------------- ------------- -------------- -------------
   Net                                        $       1.66  $        1.14  $       1.42  $         .88  $        .67
                                              ============= ============== ============= ============== =============

Fully diluted earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                     $       1.66  $        1.14  $       1.40  $         .88  $        .76
   Cumulative effect of change in accounting
     principle                                                                                                  (.10)
                                              ------------- -------------- ------------- -------------- -------------
   Net                                        $       1.66  $        1.14  $       1.40  $         .88  $        .66
                                              ============= ============== ============= ============== =============

Balance Sheet Data:
Total assets                                  $  3,108,546  $   2,825,175  $  2,264,726  $   1,710,949  $  1,333,601
Long-term obligations                              277,766        265,146       240,469        232,955       293,760
Redeemable preferred stock                                                                                    20,400
Shareholders' equity                             1,332,200      1,035,838       817,038        572,720       397,437
Cash dividends declared per Common Share      $      0.095  $        0.08  $       0.08  $        0.07  $       0.05

     Net earnings and cash dividends per Common Share have been adjusted to reflect all stock dividends and stock splits. Amounts reflect business combinations in fiscal 1997, 1996, 1995 and 1994. Fiscal 1997, 1996, 1994 and
1993 amounts reflect the impact of merger related costs. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger related costs affecting fiscal 1997 and 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996 and Owen on March 18, 1997 (see Note 2 of "Notes to Consolidated Financial Statements"). On October 11, 1996, the Company completed a merger with PCI, which was also accounted for as a pooling-of-interests. The impact of the PCI merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the PCI merger (see Note 2 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues for fiscal 1997 increased 19%, as compared to the prior year, primarily due to growth in the Company's pharmaceutical distribution and pharmacy management service businesses. The increase resulted mostly from internal growth generated primarily by the addition of new customers, and, to a lesser extent, increased volume from existing customers and price increases. Expansion of the Company's relationship with Kmart Corporation ("Kmart") and opportunities created by the deterioration of the financial condition of a major pharmaceutical distribution competitor also contributed to the increases during fiscal 1997.

     Net revenues in fiscal 1996 increased 11% compared with fiscal 1995 primarily due to internal growth from pharmaceutical wholesaling activities, mostly due to the addition of new customers, and, to a lesser extent, increased sales to existing customers and price increases.

     GROSS MARGIN. For fiscal 1997 and 1996, gross margin as a percentage of net revenues was 8.25% and 8.36%, respectively. The change in gross margin for the year is primarily due to the shift in net revenue mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities The impact of this shift was partially offset by increased merchandising and marketing programs with customers and suppliers. The Company's gross margin continues to be affected by the combination of a highly competitive environment and a greater mix of high volume customers, where a lower cost of service and better asset management enable the Company to offer lower selling margins and still achieve higher operating margins relative to other customer business.

     The gross margin ratio increased to 8.36% for fiscal 1996 from 8.02% in fiscal 1995. This increase was primarily due to the gross margin generated from the acquisition of a pharmacy management operation in fiscal 1996 (see Note 2 of "Notes to Consolidated Financial Statements"). Pharmacy management operations generally provide a higher gross margin than pharmaceutical wholesaling activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net revenues improved to 4.68% in fiscal 1997 compared to 5.19% in fiscal 1996. The improvements in fiscal 1997 reflect the economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities.

     Selling, general and administrative expenses as a percentage of net revenues increased to 5.19% in fiscal 1996 compared to 4.96% in fiscal 1995 due to the inclusion of pharmacy management services in fiscal 1996 operations (see "Gross Margin" above). This increase was partially offset by economies associated with the Company's revenue growth from pharmaceutical wholesaling activities, as well as productivity gains resulting in part from warehouse consolidations and management information system enhancements.

     MERGER RELATED COSTS. The Company recorded charges to reflect the estimated PCI and Owen merger related costs during fiscal 1997. During fiscal 1996, the Company recorded charges to reflect the estimated Medicine Shoppe and Pyxis merger related costs. See further discussion in Note 2 of "Notes to Consolidated Financial Statements."

     The Company classifies incremental costs associated with a merger transaction as "merger related costs" as these costs would not have been incurred in the absence of the business combination. It should be noted that the amounts presented may not be comparable to similarly titled amounts reported by other companies.

The following is a summary of the merger related costs:

                                                                          Fiscal Year Ended
                                                                --------------------------------------
                                                                 June 30,                June 30,
(In thousands, except per share amounts)                           1997                    1996
                                                                ---------               ---------
Transaction and Employee Related Costs:
   Transaction Costs                                            $(15,700)               $(23,400)
   PCI Vested Retirement Benefits and Incentive Fees              (7,600)                     --
   Pyxis Stay Bonuses                                                 --                  (7,600)
   Employee Severance/Termination                                 (4,900)                 (5,400)
   Other                                                          (3,000)                   (300)
                                                                --------                --------
   Total Transaction and Employee Related Costs                  (31,200)                (36,700)
                                                                --------                --------

Other Merger Related Costs:
   Asset Impairments                                             (13,200)                 (1,500)
   Exit and Restructuring Costs                                   (3,100)                (17,600)
   Duplicate Facilities Elimination                               (1,700)                     --
   Integration and Efficiency Implementation                      (7,763)                (11,450)
                                                                --------                --------
   Total Other                                                   (25,763)                (30,550)
                                                                --------                --------


   Total Merger Related Costs                                    (56,963)                (67,250)
   Tax Effect                                                     16,786                  19,417
                                                                --------                --------
   Effect on Net Earnings                                       $(40,177)               $(47,833)
                                                                ========                ========

   Effect on Fully Diluted Earnings Per Share                   $  (0.37)               $  (0.46)
                                                                ========                ========

The effects of the merger related costs are included in the reported net earnings of $181.1 million in fiscal 1997 and $117.6 million in fiscal 1996 and in the reported fully diluted earnings per common share of $1.66 in fiscal
1997 and $1.14 in fiscal 1996.

     Asset impairments in fiscal 1997 include the write off of a patent ($7.4 million) and the write down of certain operating assets ($3.2 million) related to MediTROL (a wholly owned subsidiary of Owen) as a result of management's decision to merge the operations of MediTROL into Pyxis and phase-out production of the separate MediTROL product line.

     Exit and restructuring costs in fiscal 1996 include $17.2 million related to management's commitment to exit a long term contract with a financing company at the time of the Pyxis Merger (see further discussion in Note 3 of "Notes to Consolidated Financial Statements"). Additionally, in fiscal 1996, $7.4 million of unconditional commitments made by the Company to Medicine Shoppe franchisees as a result of the Medicine Shoppe Merger is included in the Integration and Efficiency Implementation category above.

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in both expansion of its pharmaceutical distribution business and diversification into related service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher margins as a percentage of net revenues than pharmaceutical distribution. As the healthcare industry continues to change, the Company is constantly evaluating acquisition candidates in pharmaceutical distribution, as well as related sectors of the healthcare industry that would expand its role as a service provider; however, there can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction. If a transaction was consummated, additional merger related costs would be incurred by the Company.

     INTEREST EXPENSE. Growth in the Company's business and the resultant need for additional working capital led to the Company's issuance of $150 million 6% Notes due 2006, in a public offering in January 1996. This caused the increase in interest expense of $1.1 million in fiscal 1997, as compared to fiscal 1996, and the increase in interest expense of $4.8 million in fiscal 1996 compared to fiscal 1995 (see "Liquidity and Capital Resources"). Partially offsetting this increase in fiscal 1997 is the impact of the extinguishment of the Company's $100 million 8% Notes on March 1, 1997.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings was 42%, 44.5%, and 41.1% for fiscal years 1997, 1996, and 1995, respectively. The fluctuation in the tax rate is primarily due to certain nondeductible costs associated with the business combinations in fiscal 1997 and 1996 (see Note 7 of "Notes to Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,095 million at June 30, 1997 from $924.4 million at June 30, 1996. This increase included additional investments in merchandise inventories and trade receivables of $180.1 million and $59.9 million, respectively, and a decrease in accounts payable of $2.4 million. Offsetting the increases in working capital were decreases in cash and equivalents, and marketable securities available-for-sale of $61.2 million and $54.3 million, respectively. Increases in merchandise inventories reflect the higher level of business volume in pharmaceutical distribution activities, including higher inventories required by the Company's new pharmaceutical services agreement with Kmart. The increase in trade receivables is consistent with the Company's revenue growth (see "Net Revenues" above). The change in cash and equivalents, marketable securities available-for-sale and accounts payable is due to the timing of inventory purchases and related payments.

     The Company fully redeemed $100 million of long-term debt during fiscal 1997 and currently has the capacity to issue $400 million of additional long-term debt pursuant to shelf debt registration statements filed with the Securities and Exchange Commission (see Note 5 of "Notes to Consolidated Financial Statements"). The Company does not currently have any specific plans to issue additional debt under these facilities.

     Property and equipment, at cost, increased by $176.2 million in fiscal 1997. Of this amount, $111.5 million was attributable to the merger with PCI. The remaining increase in property and equipment included additional investments in management information systems and customer support systems, as well as upgrades to distribution facilities. The Company has several operating lease agreements for the construction of new facilities. See further discussion in Note 9 of "Notes to Consolidated Financial Statements".

     Shareholders' equity increased to $1,332.2 million at June 30, 1997 from $1,035.8 million at June 30, 1996, primarily due to net earnings of $181.1 million and the investment of $61.4 million by employees of the Company through various stock ownership plans.

       The Company has line-of-credit agreements with various bank sources aggregating $374 million, of which $95 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had $22.2 million outstanding under these lines at June 30, 1997.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

OTHER

     PENDING BUSINESS COMBINATIONS. On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly-owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. The merger is expected to be completed in the first half of fiscal 1998, subject to satisfaction of certain conditions, including approval by shareholders of MediQual.

     On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies. Under the terms of the transaction, shareholders of Bergen will receive a fixed exchange ratio of .775 of the Company's Common Shares in exchange for each common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $386 million in long-term debt. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to certain conditions, including approval by shareholders and receipt of certain regulatory approvals. The transaction is expected to be accounted for as a pooling-of-interests.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which will require retroactive adoption in the Company's fiscal quarter ending December 31, 1997. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. In light of the present capital structure, the impact of adopting SFAS 128 will not be significant.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending September 30, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

     In June 1997, FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will require adoption no later than fiscal 1999. SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company is presently evaluating the applicability of SFAS 130 and 131 to its operations.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Reports
         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1997, 1996 and 1995
         Consolidated Balance Sheets at June 30, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the Fiscal Years Ended June
           30, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Owen Healthcare, Inc. ("Owen") and of Pyxis Corporation ("Pyxis"), both wholly owned subsidiaries of Cardinal Health, Inc., for the years ended June 30, 1996 and 1995. The combined financial statement amounts of Owen and Pyxis represent approximately 13% of consolidated total assets at June 30, 1996 and represent combined revenues and net income of approximately 6% and 6%, and 37% and 29%, respectively, of consolidated amounts for each of the two years in the period ended June 30, 1996. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Owen and Pyxis, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 12, 1997, except for Note 16
as to which the date is August 23, 1997

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Cardinal Health, Inc.

We have audited the consolidated balance sheets of Pyxis Corporation as of June 30, 1996, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the two years in the period ended June 30, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pyxis Corporation at June 30, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30,1996, in conformity with generally accepted accounting principles.


                                                        ERNST & YOUNG LLP

San Diego, California
August 2, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Owen Healthcare, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows of Owen Healthcare, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position of Owen Healthcare, Inc. and its subsidiaries (Owen) at November 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Owen's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Houston, Texas
January 30, 1997

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                      -------------------------------------------------
                                                                            1997             1996             1995
                                                                      -------------------------------------------------
Net revenues                                                          $    10,968,042  $    9,246,420   $    8,342,517

Cost of products sold                                                      10,063,084       8,473,186        7,673,044
                                                                      ---------------- ---------------  ---------------

Gross margin                                                                  904,958         773,234          669,473

Selling, general and administrative expenses                                  513,617         479,440          413,630

Merger related costs:
   Transaction and employee related costs                                     (31,200)        (36,700)              --
   Other                                                                      (25,763)        (30,550)              --
                                                                      ---------------- ---------------  ---------------

Operating earnings                                                            334,378         226,544          255,843

Other income (expense):
   Interest expense                                                           (27,974)        (26,903)         (22,110)
   Other, net-- primarily interest income                                       5,876          12,422            8,386
                                                                      ---------------- ---------------  ---------------

Earnings before income taxes                                                  312,280         212,063          242,119

Provision for income taxes                                                    131,161          94,429           99,604
                                                                      ---------------- ---------------  ---------------

Net earnings                                                          $       181,119  $      117,634   $      142,515
                                                                      ================ ===============  ===============

Earnings per Common Share:
   Primary                                                            $          1.66  $         1.14   $         1.42
   Fully diluted                                                      $          1.66  $         1.14   $         1.40

Weighted average number of Common Shares outstanding:
   Primary                                                                    109,118         102,922          100,566
   Fully diluted                                                              109,172         103,832          101,756

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,             JUNE 30,
                                                                           1997                 1996
                                                                      ----------------     ---------------
ASSETS
   Current assets:
      Cash and equivalents                                            $       243,061      $      304,281
      Marketable securities available-for-sale                                -                    54,335
      Trade receivables, net                                                  672,164             612,277
      Current portion of net investment in sales-type leases                   40,720              37,953
      Merchandise inventories                                               1,453,120           1,272,616
      Prepaid expenses and other                                               94,668              62,826
                                                                      ----------------     ---------------

        Total current assets                                                2,503,733           2,344,288
                                                                      ----------------     ---------------

   Property and equipment, at cost:
      Land, buildings and improvements                                        110,552              62,534
      Machinery and equipment                                                 304,946             182,999
      Furniture and fixtures                                                   61,046              54,795
                                                                      ----------------     ---------------
        Total                                                                 476,544             300,328
      Accumulated depreciation and amortization                              (199,869)           (133,472)
                                                                      ----------------     ---------------
      Property and equipment, net                                             276,675             166,856

   Other assets:
      Net investment in sales-type leases, less current portion               119,532             111,604
      Goodwill and other intangibles                                          122,104             114,901
      Other                                                                    86,502              87,526
                                                                      ----------------     ---------------

        Total                                                         $     3,108,546      $    2,825,175
                                                                      ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Notes payable, banks                                            $        22,159      $      -
      Current portion of long-term obligations                                  6,158             106,008
      Accounts payable                                                      1,135,951           1,138,368
      Other accrued liabilities                                               244,491             175,498
                                                                      ----------------     ---------------

        Total current liabilities                                           1,408,759           1,419,874
                                                                      ----------------     ---------------

   Long-term obligations, less current portion                                277,766             265,146
   Deferred income taxes and other liabilities                                 89,821             104,317

   Shareholders' equity:
      Common Shares, without par value                                        645,051             558,598
      Retained earnings                                                       699,366             492,762
      Common Shares in treasury, at cost                                       (6,373)            (11,522)
      Other                                                                    (5,844)             (4,000)
                                                                      ----------------     ---------------
        Total shareholders' equity                                          1,332,200           1,035,838
                                                                      ----------------     ---------------

          Total                                                       $     3,108,546      $    2,825,175
                                                                      ================     ===============

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              COMMON SHARES
                                                         -------------------------
                                                          SHARES                     RETAINED        TREASURY SHARES
                                                                                                  -----------------------
                                                          ISSUED        AMOUNT       EARNINGS      SHARES      AMOUNT
                                                         ----------  ------------- -------------  ---------  ------------
BALANCE, JUNE 30, 1994                                      63,391   $    360,052  $    244,812     (1,075)  $    (9,164)
Net earnings                                                                            142,515
Employee stock plans activity, including
   tax benefits of $22,236                                   1,684         27,605                        6            45
Treasury shares acquired and shares retired                   (186)          (300)       (4,805)       (47)       (1,185)
Change in unrealized loss on marketable securities
   available-for-sale, net of tax
Dividends paid                                                                           (9,107)
Adjustment for ESOP
Acquisition of subsidiaries (See Note 2)                     1,784         11,650         9,328
Shares issued in connection with stock offering              1,867         70,468
                                                         ----------  ------------- -------------  ---------  ------------
BALANCE, JUNE 30, 1995                                      68,540        469,475       382,743     (1,116)      (10,304)
Net earnings                                                                            117,634
Employee stock plans activity, including tax
   benefits of $11,168                                         982         28,682                      134           922
Treasury shares acquired and restricted stock forfeitures                                              (70)       (2,140)
Change in unrealized loss on marketable securities
   available-for-sale, net of tax
Dividends paid                                                                           (7,615)
Adjustment for ESOP
Shares issued in connection with stock offering              2,069         50,654
Conversion of subordinated debt, net                         1,071          9,787
                                                         ----------  ------------- -------------  ---------  ------------
BALANCE, JUNE 30, 1996                                      72,662        558,598       492,762     (1,052)      (11,522)
Net earnings                                                                            181,119
Employee stock plans activity, including tax
   benefits of $18,459                                       1,655         62,483
Treasury shares acquired and shares retired                   (748)        (7,051)                     728         5,076
Dividends paid                                                                           (9,045)
Foreign currency translation adjustment
3-for-2 stock split effected as a stock dividend
   and cash paid in lieu of fractional shares               33,411                          (30)
Acquisition of subsidiary (See Note 2)                       2,092         30,878        28,854
Adjustment for change in fiscal year of an
   acquired subsidiary (See Note 1)                                           143         5,706         84            73
                                                         ----------  ------------- -------------  ---------  ------------
BALANCE, JUNE 30, 1997                                     109,072   $    645,051  $    699,366       (240)  $    (6,373)
                                                         ==========  ============= =============  =========  ============

                                                                                              TOTAL
                                                             ADJUSTMENT                   SHAREHOLDERS'
                                                              FOR ESOP        OTHER          EQUITY
                                                            -------------- ------------  ----------------
BALANCE, JUNE 30, 1994                                   $        (17,736) $    (5,244)  $       572,720
Net earnings                                                                                     142,515
Employee stock plans activity, including
   tax benefits of $22,236                                                         839            28,489
Treasury shares acquired and shares retired                                                       (6,290)
Change in unrealized loss on marketable securities
   available-for-sale, net of tax                                                  825               825
Dividends paid                                                                                    (9,107)
Adjustment for ESOP                                                (3,560)                        (3,560)
Acquisition of subsidiaries (See Note 2)                                                          20,978
Shares issued in connection with stock offering                                                   70,468
                                                         ----------------- ------------  ----------------
BALANCE, JUNE 30, 1995                                            (21,296)      (3,580)          817,038
Net earnings                                                                                     117,634
Employee stock plans activity, including tax
   benefits of $11,168                                                          (1,173)           28,431
Treasury shares acquired and restricted stock forfeitures                          307            (1,833)
Change in unrealized loss on marketable securities
   available-for-sale, net of tax                                                  446               446
Dividends paid                                                                                    (7,615)
Adjustment for ESOP                                                21,296                         21,296
Shares issued in connection with stock offering                                                   50,654
Conversion of subordinated debt, net                                                               9,787
                                                         ----------------- ------------  ----------------
BALANCE, JUNE 30, 1996                                                 --       (4,000)        1,035,838
Net earnings                                                                                     181,119
Employee stock plans activity, including tax
   benefits of $18,459                                                          (1,098)           61,385
Treasury shares acquired and shares retired                                                       (1,975)
Dividends paid                                                                                    (9,045)
Foreign currency translation adjustment                                         (1,373)           (1,373)
3-for-2 stock split effected as a stock dividend
   and cash paid in lieu of fractional shares                                                        (30)
Acquisition of subsidiary (See Note 2)                                             627            60,359
Adjustment for change in fiscal year of an
   acquired subsidiary (See Note 1)                                                                5,922
                                                         ----------------- ------------  ----------------
BALANCE, JUNE 30, 1997                                   $             --   $    (5,844)  $     1,332,200
                                                         ================= ============  ================

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FISCAL YEAR ENDED JUNE 30,
                                                                                 --------------------------------------------
                                                                                       1997           1996           1995
                                                                                 --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                  $     181,119   $    117,634   $    142,515
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                        51,288         39,501         29,455
   Provision for deferred income taxes                                                  15,897         21,502         48,454
   Provision for bad debts                                                               8,073         10,111         14,659
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                    (46,971)       (62,646)      (140,336)
      Increase in merchandise inventories                                             (169,408)      (159,616)      (161,558)
      Increase in net investment in sales-type leases                                  (10,695)       (34,125)       (40,584)
      Increase (decrease) in accounts payable                                          (10,778)       162,996        156,687
      Increase (decrease) in accrued other                                              22,488         41,523        (24,185)
      Other operating items, net                                                        (1,862)       (22,492)        12,718
                                                                                 --------------  -------------  -------------

   Net cash provided by operating activities                                            39,151        114,388         37,825
                                                                                 --------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                    -             (36,244)       (19,632)
   Proceeds from sale of property and equipment                                          2,986          1,038            764
   Additions to property and equipment                                                 (75,213)       (83,385)       (56,377)
   Purchase of marketable securities available-for-sale                                 (3,400)      (163,719)      (169,599)
   Proceeds from sale of marketable securities available-for-sale                       57,735        218,019        143,501
                                                                                 --------------  -------------  -------------

   Net cash used in investing activities                                               (17,892)       (64,291)      (101,343)
                                                                                 --------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                     3,347         (3,000)       (22,500)
   Reduction of long-term obligations                                                 (134,479)       (33,075)        (7,393)
   Proceeds from long-term obligations, net of issuance costs                           -             148,960             76
   Proceeds from issuance of Common Shares                                              41,244         68,919         75,818
   Tax benefit of stock options                                                         18,459         11,168         22,236
   Dividends on common shares and cash paid
      in lieu of fractional shares                                                      (9,075)        (7,615)        (9,107)
   Purchase of treasury shares                                                          (1,975)        (1,833)        (6,290)
                                                                                 --------------  -------------  -------------

   Net cash (used in) provided by financing activities                                 (82,479)       183,524         52,840
                                                                                 --------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        (61,220)       233,621        (10,678)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                              304,281         70,660         81,338
                                                                                 --------------  -------------  -------------

CASH AND EQUIVALENTS AT END OF YEAR                                              $     243,061   $    304,281   $     70,660
                                                                                 ==============  =============  =============

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc. and subsidiaries (the "Company") is a provider of services to the healthcare industry offering an array of value-added pharmaceutical distribution services and pharmaceutical-related products and services to a broad base of customers. The Company distributes a broad line of pharmaceuticals, surgical and hospital supplies, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other healthcare providers. The Company also operates a variety of related healthcare service businesses, including Pyxis Corporation ("Pyxis") (which develops, manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other healthcare facilities); Medicine Shoppe International, Inc. ("Medicine Shoppe") (a franchisor of apothecary-style retail pharmacies); PCI Services, Inc. ("PCI") (an international provider of integrated packaging services to pharmaceutical manufacturers); and Owen Healthcare, Inc. ("Owen") (a provider of pharmacy management and information services to hospitals). See "Basis of Presentation" below. The Company is currently operating in one business segment, primarily in the continental United States.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the mergers with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996 and Owen on March 18, 1997 (see Note
2). Such business combinations were accounted for under the pooling-of-interests method.

     On October 11, 1996, the Company completed a merger with PCI (the "PCI Merger"). The PCI Merger was accounted for as a pooling-of-interests. The Company issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. Because the impact of the PCI Merger, on a historical basis, was not significant, prior period financial statements have not been restated.

     On March 18, 1997, the Company completed a merger with Owen (the "Owen Merger"). The Company issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 0.7 million Common Shares. The term "Cardinal" as used in this footnote refers to Cardinal Health, Inc. and subsidiaries prior to the Owen Merger.

     Cardinal's fiscal year end is June 30 and Owen's fiscal year end was November 30. For fiscal years ended June 30, 1996 and 1995, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1996 and 1995 with the financial results for Owen's fiscal years ended November 30, 1995 and 1994, respectively. For the fiscal year ended June 30, 1997, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1997 with Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30). Due to the change in Owen's fiscal year from November 30 to conform with Cardinal's June 30 fiscal year end, Owen's results of operations for the periods from December 1, 1995 through May 31, 1996 and the month of December 1996 will not be included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Owen's net revenues and net earnings for these periods were $260.1 million and $5.7 million, respectively. Owen's cash flows from operating and financing activities for these periods were $0.9 million and $0.7 million, respectively, while cash flows used in investing activities were $5.6 million.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH EQUIVALENTS

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value.

MARKETABLE SECURITIES AVAILABLE-FOR-SALE

     As of June 30, 1996, the Company has classified its investment in municipal bonds and U.S. Treasury obligations as available-for-sale. The fair value of the marketable securities approximates the adjusted book value determined on a specific identification basis at June 30, 1996. Gross and net realized and unrealized holding gains and losses were not material in any period presented in the accompanying financial statements.

RECEIVABLES

     Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical wholesaling activities and are presented net of an allowance for doubtful accounts of $ 35.0 million and $36.2 million at June 30, 1997 and 1996, respectively.

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates which generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are $52.5 million and $59.1 million at June 30, 1997 and 1996, respectively (the current portion was $12.1 million and $14.8 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $8.2 million and $9.1 million at June 30, 1997 and 1996, respectively.

MERCHANDISE INVENTORIES

     Substantially all merchandise inventories (86% in 1997 and 81% in 1996) are stated at lower of cost, using the last-in, first-out (LIFO) method, or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1997, by $69.6 million and at June 30, 1996, by $76.3 million.

     The Company continues to consolidate locations, automate selected distribution facilities and invest in management information systems which achieve efficiencies in inventory management processes. As a result of the facility and related inventory consolidations, and the operational efficiencies achieved in fiscal 1997 and 1996, the Company had partial inventory liquidations in certain LIFO pools which reduced the LIFO provision by approximately $2 million and $7 million, respectively.

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

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives which range from ten to forty years. Accumulated amortization was $20.3 million and $25.6 million at June 30, 1997 and 1996, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based on undiscounted operating cash flows.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

     The Company records distribution revenues when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. The Company also arranges for bulk deliveries to be made to customer warehouses which are excluded from net revenues and totaled $2.5 billion, $2.2 billion and $1.8 billion in fiscal 1997, 1996 and 1995, respectively. The service fees related to bulk deliveries are included in net revenues and were not significant in any of the fiscal years presented.

     Revenues are recognized from sales-type leases of point-of-use pharmacy systems when the systems are delivered, and the customer accepts the system, and the lease becomes noncancellable. Unearned income on sales-type leases is recognized using the interest method. Sales of point-of-use pharmacy systems are recognized upon delivery and customer acceptance. Revenues for systems installed under operating lease arrangements are recognized over the lease term as it becomes receivable according to the provisions of the lease. The revenue from such operating leases is not significant.

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

     Pharmacy management revenue is recognized as the related services are rendered according to the contracts established. A fee is charged under such contracts through a monthly management fee arrangement, a capitated fee arrangement or a portion of the hospital charges to patients. Under certain contracts, fees for management services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenues include the estimated effects of such contractual guarantees and risk-sharing provisions.

     Packaging revenues are recognized from services provided upon the completion of such services.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per Common Share are computed using the treasury stock method and are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant. Additionally, fully diluted earnings per share for all periods prior to the conversion include the effect of the shares assumed to be issued upon conversion of the convertible subordinated notes (see Note 5).

     Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.09 for the fiscal year ended June 30, 1997 and $0.08 for each of the fiscal years ended June 30, 1996 and 1995.

STOCK SPLITS

     On October 29, 1996, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on December 16, 1996 to shareholders of record on December 2, 1996. All share and per share amounts included in the consolidated financial statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to retroactively reflect this stock split.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENT

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted at the beginning of fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when an indication of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses accounting for long-lived assets that are expected to be disposed of. The impact of adopting SFAS 121 has had an immaterial effect on the Company's financial condition and results of operations.

2.   BUSINESS COMBINATIONS

     On March 18, 1997, the Company completed the Owen Merger. The Owen Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately
0.7 million Common Shares. The Company recorded costs of approximately $39.6 million ($27.5 million, net of tax) related to the Owen Merger. These costs include $16.7 million for transaction and employee related costs associated with the merger, $13.2 million for asset impairments ($10.6 million of which related to MediTROL, as further discussed below), and $9.7 million related to other integration activities, including the elimination of duplicate facilities and certain exit and restructuring costs. At the time of the Owen Merger, Owen had a wholly-owned subsidiary, MediTROL, that manufactured, marketed, sold and serviced point-of-use medication distribution systems similar to Pyxis. Upon consummation of the Owen Merger, management committed to merge the operations of MediTROL into Pyxis, and phase-out production of the separate MediTROL product line. As a result of this decision, a MediTROL patent ($7.4 million) and certain other operating assets ($3.2 million) were written off as impaired.

     On October 11, 1996, the Company completed the PCI Merger. The PCI Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately
0.2 million Common Shares. The historical cost of PCI assets combined was approximately $147.6 million and the total liabilities assumed (including total debt of approximately $62.0 million) were approximately $87.2 million. Because the impact of the PCI Merger, on a historical basis, was not significant, prior period financial statements have not been restated. The Company recorded costs totaling approximately $17.4 million ($12.7 million, net of tax) related to the PCI Merger. These costs include $14.5 million for transaction and employee related costs associated with the PCI Merger, (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger) and $2.9 million related to other integration activities, including exit costs.

     The effect of the merger related costs recorded in fiscal 1997 was to reduce reported net earnings by $40.2 million to $181.1 million and to reduce reported fully diluted earnings per common share by $.37 per share to $1.66 per share. Certain merger related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed in subsequent periods.

     The table below presents a reconciliation of net revenues and net earnings as reported in the accompanying consolidated financial statements with those previously reported by the Company. The term "Cardinal" as used in this footnote refers to Cardinal Health, Inc. and subsidiaries prior to the Owen Merger.

         (In Thousands)                                      Cardinal            Owen            Combined
                                                          ----------------  ----------------  ----------------
       Fiscal year ended June 30, 1995:
         Net revenues                                     $     8,022,108   $       320,409   $     8,342,517
         Net earnings                                     $       137,534   $         4,981   $       142,515
       Fiscal Year Ended June 30, 1996:
         Net revenues                                     $     8,862,425   $       383,995   $     9,246,420
         Net earnings                                     $       111,864   $         5,770   $       117,634
       Six Months Ended December 31, 1996
         Net revenues                                     $     5,116,996   $       234,886   $     5,351,882
         Net earnings                                     $        78,251   $         4,750   $        83,001

     Adjustments affecting net income and shareholders' equity resulting from the merger to adopt the same accounting practices were not material for the periods presented herein.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On May 7, 1996, the Company completed a merger with Pyxis (the "Pyxis Merger"). The Pyxis Merger was accounted for as a pooling-of-interests business combination, and the Company issued approximately 22.6 million Common Shares to Pyxis shareholders. In addition, Pyxis' outstanding stock options were converted into options to purchase approximately 2.3 million additional Common Shares. The Company recorded costs totaling approximately $50.7 million ($35.3 million, net of tax) related to the Pyxis Merger. These costs include $30 million for transaction and employee related costs associated with the merger (including $7.6 million for vested stay bonuses covering substantially all Pyxis employees), $17.6 million related to certain exit and lease termination costs (including $17.2 million to exit a long term contract with a financing company, see Note 3), and $3.1 million related to asset impairments and other integration activities.

     On November 13, 1995, the Company completed a merger with Medicine Shoppe (the "Medicine Shoppe Merger"). The Medicine Shoppe Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 9.6 million Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. The Company recorded costs totaling approximately $16.6 million ($12.5 million, net of tax) related to the Medicine Shoppe Merger. These costs include $6.7 million for transaction and employee related costs associated with the Medicine Shoppe Merger, $7.4 million for unconditional commitments to franchisees, and $2.5 million related to other integration activities.

     The effect of the merger related costs recorded in fiscal 1996 was to reduce reported net earnings by $47.8 million to $117.6 million and to reduce reported fully diluted earnings per common share by $.46 per share to $1.14 per share. Certain merger related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed in subsequent periods.

     As of June 30, 1997 and 1996, the Company had incurred approximately $101.9 million and $22.1 million, respectively, related to the costs recorded at the time of the various mergers. The Company's current estimates of the merger related costs ultimately to be incurred are not materially different from the amounts originally recorded.

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

     On July 18, 1994, the Company issued approximately 1.4 million Common Shares in a merger transaction for all of the common shares of Behrens Inc. ("Behrens"), a pharmaceutical wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The historical cost of Behrens assets combined was approximately $25.4 million, and the total liabilities assumed (including total debt of approximately $1.3 million) were approximately $15.6 million. Because the impact of the Behrens merger, on both an historical and pro forma basis, was not significant, prior periods have not been restated.

     During fiscal 1995, the Company completed two business combinations which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's drug distribution and point-of-use pharmacy systems. The aggregate purchase price was $54.5 million ($8.9 million was assumed debt), which included approximately 0.8 million Common Shares valued at $11.2 million. Liabilities of the operations assumed were approximately $98.9 million, consisting of $1.7 million of debt. Had the purchases occurred at the beginning of fiscal 1995, operating results for fiscal 1995 on a pro forma basis would not have been significantly different.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LEASES

Sales-Type Leases

     The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in thousands):

                                                                  June 30,        June 30,
                                                                    1997            1996
                                                               ---------------  --------------
   Future minimum lease payments receivable                    $      189,810   $     176,963
   Unguaranteed residual values                                         1,333           1,457
   Unearned income                                                    (27,817)        (25,637)
   Allowance for uncollectible minimum lease payments
      receivable                                                       (3,074)         (3,226)
                                                               ---------------  --------------

   Net investment in sales-type leases                         $      160,252   $     149,557
        Less:  current portion                                         40,720          37,953
                                                               ---------------  --------------

   Net investment in sales-type leases, less current portion   $      119,532   $     111,604
                                                               ===============  ==============

     Future minimum lease payments to be received pursuant to sales-type leases are as follows at June 30, 1997

                          1998                    $      52,104
                          1999                           51,166
                          2000                           41,511
                          2001                           28,246
                          2002                           15,813
                          Thereafter                        970
                                                  -------------
                          Total                   $     189,810
                                                  =============

Lease Related Financing Arrangements

     Prior to the Pyxis Merger, Pyxis had financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. In March 1994, Pyxis entered into a five-year financing and servicing agreement with the financing company, whereby the financing company agreed to purchase a minimum of $500 million of Pyxis' lease receivables under certain conditions, provided that the total investment in the lease receivables at any one time did not exceed $350 million. As of June 30, 1997, $203 million of lease receivables were owned by the financing company. The aggregate lease receivables sold under this arrangement totaled approximately $312 million and $233 million at June 30, 1997 and 1996, respectively. As a result of the Pyxis Merger, the Company entered into negotiations with the financing company to amend and terminate this arrangement. In June 1997, the agreement with the financing company was amended to modify financing levels over the remaining term of the agreement and to terminate the lease portfolio servicing responsibilities of the financing company. The Company made provision for the estimated costs associated with the exiting of this arrangement at the time of the Pyxis Merger.

4.   NOTES PAYABLE, BANKS

     The Company has entered into various unsecured, uncommitted line-of-credit arrangements which allow for borrowings up to $279 million at June 30, 1997, at various money market rates. At June 30, 1997, $22.2 million, at a weighted average interest rate of 6.26%, was outstanding under such arrangements and no amounts were outstanding as of June 30, 1996. In addition, the Company has revolving credit agreements, which have a maturity of less than one year, with seven banks. These credit agreements are renewable on a quarterly basis and allow the Company to borrow up to $95 million (none of which was in use at June 30, 1997). The Company is required to pay a

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


commitment fee at the annual rate of .125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements. The total available but unused lines of credit at June 30, 1997 were $352 million.

5.   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                                    June 30,        June 30,
                                                                      1997            1996
                                                                 ---------------  --------------
     Notes; 6.0% due 2006                                        $      150,000   $     150,000
     Notes; 6.5% due 2004                                               100,000         100,000
     Notes; 8% paid in 1997                                                   -         100,000
     Other obligations;  interest averaging 6.38% in 1997 and
        7.14% in 1996, due in varying installments
        through 2011                                                     33,924          21,154
                                                                 ---------------  --------------

     Total                                                       $      283,924   $     371,154
          Less:  current portion                                          6,158         106,008
                                                                 ---------------  --------------

     Long-term obligations, less current portion                 $      277,766   $     265,146
                                                                 ===============  ==============

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

     During fiscal 1996, holders of the $10 million, 9.53% convertible subordinated notes due 2002, originally issued by Owen, converted the notes into the equivalent of approximately 1.1 million Common Shares. Additionally, Owen repaid $34.8 million of debt with proceeds from a common stock offering. If the previously mentioned conversion and retirement of debt had occurred at the beginning of all periods presented, the changes to primary earnings per share would be less than 3%.

     The 6.5% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Issuance costs of approximately $860,000 incurred in connection with these Notes are being amortized on a straight-line basis over the period the 6.5% Notes will be outstanding.

     The 8% Notes represented unsecured obligations of the Company, were not redeemable prior to their maturity on March 1, 1997 and were not subject to a sinking fund.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $33.5 million at June 30, 1997.

     Maturities of long-term obligations for future fiscal years are as follows (in thousands):

                         1998                    $       6,158
                         1999                            6,706
                         2000                            3,985
                         2001                            3,016
                         2002                            1,890
                         Thereafter                    262,169
                                                 -------------
                         Total                   $     283,924
                                                 =============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company filed a shelf debt registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on April 21, 1997. The registration increases the Company's shelf debt capacity by $350 million to a total of $400 million. No securities have been sold under this registration statement.

6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and equivalents, marketable securities, trade receivables, accounts payables, notes payable--banks and other accrued liabilities at June 30, 1997 and 1996, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $270.1 million and $354.2 million as compared to the carrying amounts of $283.9 million and $371.2 million at June 30, 1997 and 1996, respectively. The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

7.   INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                                  Fiscal Year Ended
                                   ------------------------------------------------
                                      June 30,        June 30,         June 30,
                                        1997            1996             1995
                                   ---------------  --------------  ---------------
         Current:
            Federal                $      101,877   $      64,480   $       45,654
            State                          13,387           8,447            5,496
                                   ---------------  --------------  ---------------

              Total                       115,264          72,927           51,150

         Deferred                          15,897          21,502           48,454
                                   ---------------  --------------  ---------------

              Total provision      $      131,161   $      94,429    $      99,604
                                   ===============  ==============   ==============

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's income tax provision is as follows:

                                                       Fiscal Year Ended
                                         --------------------------------------------------
                                            June 30,         June 30,          June 30,
                                              1997             1996              1995
                                         ---------------  ---------------   ---------------
         Provision at Federal
           statutory rate                       35.0%            35.0%             35.0%
         State income taxes, net of
           Federal benefit                       4.3              4.8               4.7
         Nondeductible expenses                  2.4              4.3               0.1
         Other                                   0.3              0.4               1.3
                                         ---------------  ---------------   ---------------

           Effective income tax rate            42.0%            44.5%             41.1%
                                         ===============  ===============   ===============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Amounts for fiscal 1996 have been reclassified to conform to the fiscal 1997 presentation. The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                                    June 30,         June 30,
                                                                      1997             1996
                                                                 --------------   --------------
         Deferred income tax assets:
           Allowance for doubtful accounts                       $      18,669    $      19,020
           Accrued liabilities                                          32,017           23,775
           Net operating loss carryforwards                             30,978           35,023
           Other                                                        38,285           48,281
                                                                 --------------   --------------

              Total deferred income tax assets                         119,949          126,099

           Valuation allowance for deferred income tax assets           (2,696)          (3,008)
                                                                 --------------   --------------

              Net deferred income tax assets                           117,253          123,091
                                                                 --------------   --------------

         Deferred income tax liabilities:
           Inventory basis differences                                 (58,077)         (55,431)
           Property related                                            (63,171)         (55,962)
           Revenues on lease contracts                                 (89,101)         (91,996)
           Other                                                       (13,128)         (10,029)
                                                                 --------------   --------------

              Total deferred income tax liabilities                   (223,477)        (213,418)
                                                                 --------------   --------------

                Net deferred income tax liabilities              $    (106,224)   $     (90,327)
                                                                 ==============   ==============

     The above amounts are classified in the consolidated balance sheets as follows (in thousands):

                                                                  June 30,         June 30,
                                                                    1997             1996
                                                               --------------   --------------
         Other current assets (liabilities)                    $    (30,858)           3,335
         Deferred income taxes and other liabilities                (75,366)         (93,662)
                                                               --------------   --------------

            Net deferred income tax liabilities                $   (106,224)    $    (90,327)
                                                               ==============   ==============

     The Company had Federal net operating loss carryforwards of $91 million as of June 30, 1997 and 1996. Also at June 30, 1997 and 1996, the Company had state net operating loss carryforwards of $56 million and $63 million, respectively. A valuation allowance of $2.7 million and $3.0 million at June 30, 1997 and 1996, respectively, has been provided for the state net operating loss carryforwards, as utilization of such carryforwards within the applicable statutory periods is uncertain. In addition, use of the Company's net operating loss carryforwards will be limited due to the Pyxis Merger and the carryforwards are also only available to offset future taxable income of Pyxis. However, with the exception of the valuation allowance described above, the Company anticipates that no limitations will apply. The Federal net operating loss carryforwards begin expiring in 2001 and the state net operating loss carryforwards began expiring in 1994.

8.   EMPLOYEE RETIREMENT BENEFIT PLANS

     Substantially all of the Company's non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans which include features under Section 401(k) of the Internal Revenue Code, and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Qualified union employees are covered by multiemployer defined benefit pension plans under the provisions of collective bargaining agreements. Benefits under these plans are generally based on the employee's years of service and average compensation at retirement.

     The total expense for employee retirement benefit plans was as follows (in thousands):

                                                              Fiscal Year Ended
                                                -----------------------------------------------
                                                  June 30,         June 30,        June 30,
                                                    1997             1996            1995
                                                --------------  ---------------  --------------
         Defined contribution plans             $      10,765    $       8,107   $       6,033
         Multiemployer plans                              947              711             637
         ESOP compensation                                 --              257             533
                                                --------------  ---------------  --------------

         Total                                  $      11,712    $       9,075   $       7,203
                                                ==============  ===============  ==============

     Prior to the Owen Merger, Owen established an Employee Stock Ownership Plan (ESOP). Costs for the ESOP debt service were recognized for additional contributions to satisfy ESOP obligations and plan operating expenses. As of January 2, 1996, contributions to the ESOP were suspended and all participants became fully vested.

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year at June 30, 1997, are as follows (in thousands):

                         1998                    $      17,083
                         1999                           12,626
                         2000                            7,655
                         2001                            6,339
                         2002                            5,601
                         Thereafter                     22,341
                                                 -------------
                         Total                   $      71,645
                                                 =============

     Rental expense relating to operating leases was approximately $23 million, $22.6 million and $16.4 million in fiscal 1997, 1996, and 1995, respectively. Sublease rental income was not material for any period presented herein.

     The Company has entered into operating lease agreements with several banks for the construction of various new facilities. The initial terms of the lease agreements extend through April 2003, with optional five year renewal periods. In the event of termination, the Company is required to either purchase the facility or vacate the property and make reimbursement for a portion of the uncompensated price of the property cost. The instruments provide for maximum fundings of $159 million, which is the total estimated cost of the construction projects. As of June 30, 1997, the amount expended was $32.5 million. Currently, the Company's minimum annual lease payments under the agreements are approximately $2.2 million.

     As of June 30, 1997, amounts outstanding on customer notes receivable sold with full recourse to a commercial bank totaled approximately $12.9 million. The Company also has outstanding guarantees of indebtedness and financial assistance commitments which totaled approximately $3 million at June 30, 1997.

     The Company becomes involved from time-to-time in litigation incidental to its business. In addition, in November 1993, Cardinal, Whitmire, five other pharmaceutical wholesalers, and twenty-four pharmaceutical manufacturers were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. The Company believes that the allegations set forth against Cardinal and Whitmire in these lawsuits are without merit. Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company's financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  SHAREHOLDERS' EQUITY

     At June 30, 1997, the Company's authorized capital shares consisted of (a) 150,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. At June 30, 1996, the Company's authorized capital shares consisted of (a) 100,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 1997 and 1996.

     On September 26, 1994, approximately 12.1 million of the Company's Common Shares were sold pursuant to a public offering. Approximately 2.8 million Common Shares were sold by the Company, and approximately 9.3 million Common Shares (the "Existing Shares") were sold by certain shareholders of the Company. The Company did not receive any of the proceeds from the sale of the Existing Shares.

11.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's trade receivables, finance notes and accrued interest receivable, and lease receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the acute care portion of the healthcare industry. However, the credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

     During fiscal 1997, the Company's two largest customers individually accounted for 13% of net revenues and 62% of bulk deliveries, respectively. During fiscal 1996, the Company's two largest customers individually accounted for 12% of net revenues and 70% of bulk deliveries, respectively. During fiscal 1995, the Company's two largest customers individually accounted for 11% of net revenues and 82% of bulk deliveries, respectively. Trade receivables due from these two customers aggregated approximately 23% of total trade receivables at June 30, 1997 and 1996.

12.  STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

     The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by $2.3 million and $.02 per share, respectively, for fiscal 1997 and $6.4 million and $.07 per share, respectively, for fiscal 1996.

     Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following summarizes all stock option transactions for the Company (excluding Whitmire, see below) under the Plans from June 30, 1994, through June 30, 1997, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in thousands, except per share amounts):

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          Fiscal 1997                     Fiscal 1996                      Fiscal 1995
                   ---------------------------    -----------------------------    -----------------------------
                                 Weighted                         Weighted                         Weighted
                    Options       average           Options        average           Options        average
                              exercise price                   exercise price                   exercise price
                   ---------------------------     ----------------------------    -----------------------------
Outstanding,
beginning of
year                   6,432           $24.15           5,737           $20.98           4,675           $18.22
Granted                  840            54.88           1,382            36.82           1,196            31.04
Exercised            (2,284)            19.87           (527)            21.10            (92)             9.43
Canceled               (240)            27.27           (160)            29.93            (42)            25.19
                   ---------------------------     ----------------------------    -----------------------------
Outstanding,
end of year            4,748          $ 31.49           6,432           $24.15           5,737           $20.98
                   ===========================     ============================    =============================

Exercisable, end
of year                2,718           $23.15           4,076           $20.89           1,816           $10.25
                   ---------------------------     ----------------------------    -----------------------------

     The weighted average fair value of options granted during fiscal 1997 and 1996 was $14.48 and $14.50, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in both fiscal 1997 and 1996: risk free interest rate of 6.23%, expected life of 3 years, expected volatility of
 .25% and dividend yield of .17%.

     Information relative to stock options outstanding as of June 30, 1997:

                                   Options Outstanding                            Options Exercisable
                   -----------------------------------------------------     ------------------------------
                                             Weighted
                                              average
                                            remaining          Weighted                           Weighted
Range of                                  contractual           average                            average
exercise prices             Options     life in years    exercise price         Options     exercise price
------------------------------------------------------------------------     ------------------------------
$  .08-$23.07                 1,737              4.99            $15.35           1,584             $15.30
$23.27-$39.92                 1,905              7.76             33.11             842              30.20
$40.00-$63.00                 1,106              8.84             54.02             292              45.39
                   -----------------------------------------------------     ------------------------------
                              4,748              7.00            $31.49           2,718             $23.15
                   =====================================================     ==============================

     As of June 30, 1997, there remained approximately 1.5 million additional shares available to be issued pursuant to the Plans.

     In connection with the Whitmire Merger, outstanding Whitmire stock options granted to current or former Whitmire officers or employees were automatically converted into options ("Cardinal Exchange Options") to purchase an aggregate of approximately 2.6 million additional Common Shares. Under the terms of their original issuance, the exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. Cardinal Exchange Options to purchase 0.3 million and 1.9 million Common Shares, with an average option price of $1.37 and $1.01 were exercised in fiscal 1996 and 1995, respectively. At June 30, 1996, all Cardinal Exchange Options had been exercised.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to six years. As of June 30, 1997, approximately 0.7

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




million restricted shares had been issued, of which approximately 0.2 million shares remained restricted and subject to forfeiture and approximately 67,000 shares had been forfeited.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data (in thousands, except per share amounts) for fiscal 1997 and 1996 has been restated to reflect the pooling-of-interests business combinations (see Note 2):

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1997:
   Net revenues                             $  2,535,476   $  2,816,406  $  2,825,500      2,790,660
   Gross margin                                  197,128        223,558       243,658        240,614
   Selling, general and administrative
      expenses                                   124,156        127,313       129,702        132,446
   Operating earnings                             72,972         78,886        74,352        108,168
   Net earnings                                   41,401         41,600        36,228         61,890
   Net earnings per Common Share:
      Primary                               $        .39   $        .38  $        .33   $        .56
      Fully diluted                                  .39            .38           .33            .56
-----------------------------------------------------------------------------------------------------
Fiscal 1996:
   Net revenues                             $  2,187,518   $  2,284,993  $  2,352,254   $  2,421,655
   Gross margin                                  177,420        188,473       203,587        203,754
   Selling, general and administrative
      expenses                                   116,899        117,323       122,382        122,836
   Operating earnings                             60,521         53,598        81,205         31,220
   Net earnings                                   33,775         28,154        44,691         11,014
   Net earnings per Common Share:
      Primary                               $        .33   $        .28  $        .43   $        .10
      Fully diluted                                  .33            .28           .43            .10

     As more fully discussed in Note 2, merger related costs were recorded in various quarters in fiscal 1997 and 1996. The following table summarizes the impact of such costs on net earnings and fully diluted earnings per share in the quarters in which they were recorded:

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1997:
   Net earnings                             $         0    $    (12,655) $    (27,522)  $      0
   Fully diluted net earnings per
      Common Share                          $         0    $       (.12) $       (.25)  $      0
-----------------------------------------------------------------------------------------------------
Fiscal 1996:
   Net earnings                             $         0    $    (12,495) $      0       $    (35,338)
   Fully diluted net earnings per
      Common Share                          $         0    $       (.12) $      0       $       (.34)

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Income tax and interest payments for the fiscal years ended June 30, 1997, 1996 and 1995 were as follows (in thousands):

                                                      Fiscal Year Ended
                                       ------------------------------------------------
                                           June 30,       June 30,         June 30,
                                            1997            1996             1995
                                       ---------------  --------------   --------------
         Interest paid                 $       30,487   $      21,619    $      23,002
         Income taxes paid             $       83,639   $      61,897    $      25,262


See Notes 2 and 5 for additional information regarding non cash investing and financing activities.

15.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which will require retroactive adoption in the Company's fiscal quarter ending December 31, 1997. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. In light of the present capital structure, the impact of adopting SFAS 128 will not be significant.

       In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending September 30, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for reporting and display of comprehensive income and its components in the financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), " Disclosures about Segments of an Enterprise and Related Information," which will require adoption no later than fiscal 1999. SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.

     The Company is presently evaluating the applicability of SFAS 130 and 131 to its operations.

16.  PENDING MERGERS

     On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Upon consummation of the merger, the Company will record a merger related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. The merger is expected to be completed in the first half of fiscal 1998, subject to satisfaction of certain conditions, including approval by shareholders of MediQual.

     On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies. Under the terms of the transaction, shareholders of Bergen will receive a fixed exchange ratio of .775 of the Company' s Common Shares in exchange for each common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $386 million in long-term debt. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to certain conditions, including approval by shareholders and receipt of certain regulatory approvals. The transaction is expected to be accounted for as a pooling-of-interests.

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

                                    PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                            PAGE
                                                                            ----

         Independent Auditors' Reports..................................... 14

         Financial Statements:

         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1997, 1996 and 1995.................................... 17
         Consolidated Balance Sheets at June 30, 1997 and 1996............. 18
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1997, 1996 and 1995........................ 19
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 1997, 1996 and 1995.................................... 20

         Notes to Consolidated Financial Statements........................ 21


(a)(2) The following Supplemental Schedule is included in this report:

                                                                            PAGE
                                                                            ----

         Schedule II - Valuation and Qualifying Accounts................... 41


    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
------                              -------------------

   2.01 Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (1)

   2.02 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (14)

   3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended. (2)

   3.02    Restated Code of Regulations of the Registrant, as amended. (3)

   4.01    Specimen Certificate for the Registrant's Class A Common Shares.

   4.02 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 6-1/2% Notes Due 2004 and 6% Notes Due 2006. (3)

   4.03 Indenture between the Registrant and Bank One, Columbus, NA, Trustee dated as of April 18, 1997 (as of the date hereof, no securities have been issued pursuant to the Indenture). (4)

           Other long-term debt agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the SEC upon its request.

  10.01    Stock Incentive Plan of the Registrant, as amended. (10)*

  10.02 Directors' Stock Option Plan of the Registrant, as amended and restated. (10)

  10.03    Equity Incentive Plan of the Registrant (5)*

  10.04    1990 Stock Option Plan of Medicine Shoppe International, Inc. (12)*

  10.05 Employee Incentive Stock Option Plan of Medicine Shoppe International, Inc. (12)*

  10.06    Executive Choice Plan of Medicine Shoppe International, Inc. (12)*

  10.07    PCI Services, Inc. Stock Option Plan, as amended (11)*

  10.08 Employment Agreement dated August 26, 1995, among Medicine Shoppe, David A. Abrahamson and the Registrant. (13)*

  10.09 Employment Agreement dated July 23, 1996, among PCI Services, Inc., Daniel F. Gerner, and the Registrant. (15)*

  10.10 Form of Indemnification Agreement between the Registrant and individual directors. (6)

  10.11 Form of Indemnification Agreement between the Registrant and individual officers. (7)*

  10.12 Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter. (10)*

  10.13 Lease for portions of the Registrant's Columbus Investment Property dated July 7, 1958, as amended. (8)

  10.14 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective November 13, 1995. (13)*

  10.15    Cardinal Health, Inc. Performance-Based Incentive Compensation
           Plan. (16)*

  10.16    Shareholders Agreement dated July 13, 1984, as amended. (9)

  10.17 Master Agreement and related documents, dated as of July 16, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta. (13)

  10.18 Vendor Program Agreement dated as of October 10, 1991 by and between General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, and June 23, 1997. (13, except for Rider 5, which is included in this Annual Report on Form 10-K).

  10.19 Participation Agreement and related documents, dated as of June 23, 1997, among the Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc.

  10.20 Pharmaceutical Services Agreement, dated as of August 1, 1996, between Kmart Coporation and Cardinal Health. (15).

  11.01    Statement concerning computation of per share earnings.

  21.01    List of subsidiaries of the Registrant.

  23.01    Consent of Deloitte & Touche LLP.

  23.02    Consent of Ernst & Young LLP.

  23.03    Consent of Price Waterhouse LLP.

  27.01    Financial Data Table

  99.01    Statement Regarding Forward-Looking Information.

------------------


  (1) Filed as an annex to the Registrant's Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

  (2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (No. 0-12591) and incorporated herein by reference.

  (3) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference.

  (4) Included as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 1997, and incorporated herein by reference.

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

  (8) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

  (9) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

  (10) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (No. 0-12591) and incorporated herein by reference.

  (11) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-11803-01) and incorporated herein by reference.

  (12) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 33-63283-01) and incorporated herein by reference.

  (13) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (No. 0-12591) and incorporated herein by reference.

  (14) Included as an exhibit to the Registrant's current report on Form 8-K/A filed with the SEC on August 27, 1997, and incorporated herein by reference.

  (15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (No. 0-12591) and incorporated herein by reference.

  (16) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (No. 0-12591) and incorporated herein by reference.

  *        Management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K:

    On April 21, 1997, the Company filed a Report on Form 8-K under Item 7 which filed as an exhibit an Indenture dated as of April 18, 1997, between the Company and Bank One Columbus, NA, Trustee.

    On June 10, 1997, the Company filed a Report on Form 8-K under Item 5 announcing that it was filing under Item 7 restated consolidated financial statements of the Company giving effect to the merger with Owen.

    On August 26 and 27, 1997, the Company filed a report on Form 8-K and 8-K/A, respectively, under Items 5 and 7 which reported that it had signed an Agreement and Plan of Merger, dated as of August 23, 1997, among the Company, Bruin Merger Corporation and Bergen Brunswig Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CARDINAL HEALTH, INC.

September 29, 1997                           By: /s/ ROBERT D. WALTER
                                                 ----------------------------
                                                 Robert D. Walter, Chairman and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        NAME                                             TITLE                                          DATE
        ----                                             -----                                          ----
/s/ ROBERT D. WALTER                        Chairman, Chief Executive Officer and               September 29, 1997
---------------------------------------     Director (principal executive officer)
Robert D. Walter

/s/ DAVID BEARMAN                           Executive Vice President and Chief Financial        September 29, 1997
---------------------------------------     Officer (principal financial officer)
David Bearman

/s/ RICHARD J. MILLER                       Vice President, Controller and Principal            September 29, 1997
---------------------------------------     Accounting Officer
Richard J. Miller

/s/ JOHN C. KANE                            President, Chief Operating Officer                  September 29, 1997
---------------------------------------     and Director
John C. Kane

/s/ JOHN F. FINN                            Director                                            September 29, 1997
---------------------------------------
John F. Finn

/s/ ROBERT L. GERBIG                        Director                                            September 29, 1997
---------------------------------------
Robert L. Gerbig

/s/ JOHN F. HAVENS                          Director                                            September 29, 1997
---------------------------------------
John F. Havens

/s/ REGINA E. HERZLINGER                    Director                                            September 29, 1997
---------------------------------------
Regina E. Herzlinger

/s/ J. MICHAEL LOSH                         Director                                            September 29, 1997
---------------------------------------
J. Michael Losh

/s/ GEORGE R. MANSER                        Director                                            September 29, 1997
---------------------------------------
George R. Manser

/s/ JOHN B. McCOY                           Director                                            September 29, 1997
---------------------------------------
John B. McCoy

/s/ JERRY E. ROBERTSON                      Director                                            September 29, 1997
---------------------------------------
Jerry E. Robertson

/s/ L. JACK VAN FOSSEN                      Director                                            September 29, 1997
---------------------------------------
L. Jack Van Fossen

/s/ MELBURN G. WHITMIRE                     Director                                            September 29, 1997
---------------------------------------
Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLUMN A                       COLUMN B                COLUMN C                  COLUMN D         COLUMN E
-------------------------------------------  --------------- --------------------------------  ---------------- ---------------

                                               BALANCE AT      CHARGED TO       CHARGED TO                        BALANCE AT
                                               BEGINNING        COSTS AND         OTHER                              END
                  DESCRIPTION                  OF PERIOD        EXPENSES       ACCOUNTS (1)    DEDUCTIONS (2)     OF PERIOD
-------------------------------------------  --------------- ---------------- ---------------  ---------------- ---------------
Fiscal Year 1997:
      Accounts receivable                    $       36,176  $         8,073  $        1,038   $       (10,335) $       34,952
      Finance notes receivable                        9,081                                               (902)          8,179
      Net investment in sales-type leases             3,226                                               (152)          3,074
                                             --------------- ---------------- ---------------  ---------------- ---------------

                                             $       48,483  $         8,073  $        1,038   $       (11,389) $       46,205
                                             =============== ================ ===============  ================ ===============

Fiscal Year 1996:
      Accounts receivable                    $       34,395  $         9,135  $        1,452   $        (8,806) $       36,176
      Finance notes receivable                        9,274              650                              (843)          9,081
      Net investment in sales-type leases             2,900              326                                             3,226
                                             --------------- ---------------- ---------------  ---------------- ---------------

                                             $       46,569  $        10,111  $        1,452   $        (9,649) $       48,483
                                             =============== ================ ===============  ================ ===============

Fiscal Year 1995:
      Accounts receivable                    $       27,078  $        12,740  $        2,025   $        (7,448) $       34,395
      Finance notes receivable                        8,661            1,766                            (1,153)          9,274
      Net investment in sales-type leases             2,747              153                                             2,900
                                             --------------- ---------------- ---------------  ---------------- ---------------

                                             $       38,486  $        14,659  $        2,025   $        (8,601) $       46,569
                                             =============== ================ ===============  ================ ===============


   1 During fiscal 1997, 1996 and 1995 recoveries of amounts provided for or written off in prior years were $410,000, $332,000 and $197,000, respectively, and increases from acquisitions were $628,000, $1,120,000 and $1,828,000, respectively.

   2  Write-off of uncollectible accounts.