Form 10-Q
period 1997-09-30
CARDINAL HEALTH INC
filed 1997-11-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997             Commission File Number 0-12591



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


                                 Yes     X          No
                                       -----              -----

         The number of Registrant's Common Shares outstanding at the close of business on October 31, 1997 was as follows:

         Common Shares, without par value:           109,345,550
                                           ------------------------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                    Page No.
                                                                                                    --------
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Three Months Ended
           September 30, 1997 and 1996........................................................         3

           Consolidated Balance Sheets at September 30, 1997 and June 30, 1997................         4

           Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 1997 and 1996........................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         7


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................         9

Item 6.    Exhibits and Reports on Form 8-K...................................................        10

*  Items omitted are not applicable.

                          PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Three Months Ended September 30,
                                                                       1997                     1996
                                                                 -----------------        -----------------

      Net revenues                                               $      2,869,971         $      2,535,476

      Cost of products sold                                             2,647,506                2,338,348
                                                                 -----------------        -----------------

      Gross margin                                                        222,465                  197,128

      Selling, general and administrative expenses                        133,520                  124,156
                                                                 -----------------        -----------------

      Operating earnings                                                   88,945                   72,972

      Other income (expense):
        Interest expense                                                   (5,005)                  (6,606)
        Other, net-- primarily interest income                              4,962                    2,837
                                                                 -----------------        -----------------

      Earnings before income taxes                                         88,902                   69,203

      Provision for income taxes                                           34,672                   27,802
                                                                 -----------------        -----------------

      Net earnings                                               $         54,230         $         41,401
                                                                 =================        =================

      Earnings per Common Share:
        Primary                                                  $           0.49         $           0.39
        Fully diluted                                            $           0.49         $           0.39

      Weighted average number of Common Shares outstanding:
           Primary                                                        110,777                  105,945
           Fully diluted                                                  110,940                  106,150


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            September 30,          June 30,
                                                                                 1997                1997
                                                                            ---------------     ----------------

   ASSETS
      Current assets:
        Cash and equivalents                                                $      180,515      $       243,061
        Trade receivables                                                          691,063              672,164
        Current portion of net investment in sales-type leases                      57,387               40,720
        Merchandise inventories                                                  1,627,640            1,453,120
        Prepaid expenses and other                                                 111,648               94,668
                                                                            ---------------     ----------------

          Total current assets                                                   2,668,253            2,503,733
                                                                            ---------------     ----------------

      Property and equipment, at cost                                              491,663              476,544
        Accumulated depreciation and amortization                                 (206,493)            (199,869)
                                                                            ---------------     ----------------
        Property and equipment, net                                                285,170              276,675

      Other assets:
        Net investment in sales-type leases, less current portion                  120,507              119,532
        Goodwill and other intangibles                                             120,948              122,104
        Other                                                                       78,007               86,502
                                                                            ---------------     ----------------

          Total                                                             $    3,272,885      $     3,108,546
                                                                            ===============     ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes  payable, banks                                               $       22,329      $        22,159
        Current portion of long-term obligations                                     5,095                6,158
        Accounts payable                                                         1,239,463            1,135,951
        Other accrued liabilities                                                  243,383              244,491
                                                                            ---------------     ----------------

          Total current liabilities                                              1,510,270            1,408,759
                                                                            ---------------     ----------------

      Long-term obligations, less current portion                                  277,882              277,766
      Deferred income taxes and other liabilities                                   89,580               89,821

      Shareholders' equity:
        Common Shares, without par value                                           656,596              645,051
        Retained earnings                                                          750,798              699,366
        Common Shares in treasury, at cost                                          (6,432)              (6,373)
        Other                                                                       (5,809)              (5,844)
                                                                            ---------------     ----------------

          Total shareholders' equity                                             1,395,153            1,332,200
                                                                            ---------------     ----------------

             Total                                                          $    3,272,885      $     3,108,546
                                                                            ===============     ================


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                      Three Months Ended September 30,
                                                                                         1997                    1996
                                                                                   ---------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $       54,230          $       41,401
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                           15,243                  10,829
   Provision for bad debts                                                                  3,057                   2,013
   Change in operating assets and liabilities
      Increase in trade receivables                                                       (21,956)                (46,348)
      Increase in merchandise inventories                                                (174,520)               (319,777)
      (Increase) decrease in net investment in sales-type leases                          (17,642)                  3,414
      Increase in accounts payable                                                        103,512                 114,570
      Other operating items, net                                                          (10,168)                 13,434
                                                                                   ---------------         ---------------

   Net cash used in operating activities                                                  (48,244)               (180,464)
                                                                                   ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                               315                   1,324
   Additions to property and equipment                                                    (20,783)                (14,487)
   Purchase of marketable securities available-for-sale                                        --                  (3,400)
                                                                                   ---------------         ---------------

   Net cash used in investing activities                                                  (20,468)                (16,563)
                                                                                   ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                          170                      --
   Reduction of long-term obligations                                                      (2,332)                 (2,936)
   Proceeds from issuance of Common Shares                                                 11,093                  19,171
   Tax benefit of stock options                                                                --                   5,075
   Dividends paid on Common Shares                                                         (2,722)                 (1,919)
   Purchase of treasury shares                                                                (43)                 (1,526)
                                                                                   ---------------         ---------------

   Net cash provided by financing activities                                                6,166                  17,865
                                                                                   ---------------         ---------------

NET DECREASE IN CASH AND EQUIVALENTS                                                      (62,546)               (179,162)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               243,061                 304,281
                                                                                   ---------------         ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $      180,515          $      125,119
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

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997.

Note 2. Net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant, computed using the treasury stock method.

Note 3. During the three months ended September 30, 1997, the Company expended approximately $4.8 million related to the costs previously recorded at the time of various mergers. The Company's current estimates of the merger-related costs ultimately to be expended are not materially different from the amounts originally recorded.

Note 4. On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. The merger is expected to be completed by January 31, 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual.

          On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive a fixed exchange ratio of .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $418 million in long-term debt. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of this charge cannot be estimated at this time. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

Note 5. In February 1997, the Financial Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which simplifies the computation of earnings per share, and will require retroactive adoption in the quarter ending December 31, 1997. Had the new standard been applied in the current quarter, "basic" earnings per share (replaces primary) would have been $.01 higher than primary and "diluted" earnings per share would have been the same as fully diluted in the current presentation.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will require adoption in fiscal 1999. These new statements will not impact the Company's financial statements, but may require additional disclosures. The Company is presently evaluating the applicability of SFAS No.'s 130 and 131 to its operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of September 30, 1997 and June 30, 1997, and for the consolidated statements of earnings for the three months ended September 30, 1997 and 1996. This should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues for the first quarter of fiscal 1998 increased 13% as compared to the first quarter in fiscal 1997. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing 91% of total revenues) grew at a rate of 11% while Service businesses (those that provide services to the healthcare industry through pharmacy franchising, pharmacy automation equipment, pharmacy management, and pharmaceutical packaging) grew at a rate of 46% primarily on the strength of the Company's pharmacy automation and pharmacy management businesses. The majority of the revenue increase (approximately 65%) came from existing customers in the form of increased volume and price increases.
The remainder of the growth came from the addition of new customers.

     Gross Margin. For the three months ended September 30, 1997 and 1996, gross margin as a percentage of net revenues was 7.75% and 7.77%, respectively. The gross margin stability is a result of a higher mix of Services revenues in the first quarter of fiscal 1998 versus the same period of a year ago (9% in fiscal 1998 versus 7% in fiscal 1997) offset by a decline in Distribution gross margin. The Service businesses gross margin rate was 30.72% versus 34.29% last year. The decrease is primarily a function of the relatively higher revenue growth experienced in the pharmacy management operations, which have lower margins relative to the other Service businesses. The Distribution gross margin declined from 5.69% in the first quarter of fiscal 1997 to 5.43% in the current period. This decline in Distribution gross margin continues to reflect a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.65% for the three months ended September 30, 1997 from 4.89% for the prior period. The improvement reflects economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. Similar to gross margins, the shift in the current quarter to a greater mix of Services business caused a higher level of expenses (Services have a 17.93% ratio of expenses to revenues compared to Distribution with a ratio of 3.06%). The 8% growth in selling, general and administrative expenses experienced in the first quarter of fiscal 1998 was due primarily to increases in personnel costs and depreciation expense.

     Other Income (Expense). The decrease in interest expense of $1.6 million in the first quarter of fiscal 1998 compared to fiscal 1997 is primarily due to extinguishment of the Company's $100 million 8% Notes on March 1, 1997. The increase in other income is due to higher investment income, in part due to better asset management in the current quarter when only $63 million of cash was used, compared to a use of $179 million in the first quarter of fiscal 1997.

     Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings was 39% and 40% for the three months ended September 30, 1997 and September 30, 1996, respectively. The decrease in the effective tax rate is primarily due to a reduction in the state effective tax rate as a result of the change in the Company's business mix.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,158 million at September 30, 1997 from $1,095 million at June 30, 1997. This increase included additional investments in merchandise inventories and trade receivables of $174.5 million and $18.9 million, respectively. Offsetting the increases in working capital was a decrease in cash and equivalents of $62.5 million and an increase in accounts payable of $103.5 million. The increase in merchandise inventories reflects the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's net revenues growth (see "Net Revenues" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $15.1 million from June 30, 1997. The property acquired included increased investment in management information systems and customer support systems.

     Shareholders' equity increased to $1,395.2 million at September 30, 1997 from $1,332.2 million at June 30, 1997, primarily due to net earnings of $54.2 million and the investment of $11.1 million by employees of the Company through various stock incentive plans during the first quarter of fiscal 1998.


OTHER

       On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. The merger is expected to be completed by January 31, 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual.

      On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive a fixed exchange ratio of .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $418 million in long-term debt. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of this charge cannot be estimated at this time. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

      The Company utilizes computer technologies throughout its business to effectively carry out its day to day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company has completed a preliminary assessment of its year 2000 requirements and is currently correcting and replacing those systems which are not year 2000 compliant, in order to continue to meet its internal needs and those of its customers. The Company believes it will be able to modify or replace its affected systems in time to avoid any detrimental impact on its operations, and expects this process to be substantially completed by the end of calendar year 1998. The Company is currently developing a complete cost estimate, but does not anticipate that costs associated with this project will have a material adverse effect on the Company's financial statements in future periods.

                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

     In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire (which is now a subsidiary of the Company), conspired with manufacturers to inflate prices by using a chargeback pricing system. In addition to the Federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

     On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs appealed this decision. On August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. On September 5, 1997, the wholesaler defendants filed a motion for this decision to be reconsidered by the Court of Appeals en banc. On October 8, 1997, the motion to reconsider was denied by the Court of Appeals. The wholesaler defendants plan to seek review of the Court of Appeals decision by the United States Supreme Court by writ of certiorari. The Company continues to believe that the allegations against Cardinal and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously.

     The Company also becomes involved from time to time in litigation incidental to its business. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial statements.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

  Exhibit                       Exhibit Description
  -------                       -------------------
  Number
  ------

      2.01 Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (1)

      2.02 Amendment dated as of November 4, 1997 to the Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant

      2.03 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (2)

     10.01 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective July 1, 1997*

     11.01  Computation of Per Share Earnings

     27.01  Financial Data Schedule

     99.01  Statement Regarding Forward-Looking Information (3)

------------------
(1) Included as an annex to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-30889) filed with the Commission on July 8, 1997, and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Current Report on Form 8-K/A, Amendment No. 1 (No. 0-12591) filed with the Commission on August 27, 1997, and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (No. 0-12591) filed with the Commission on September 29, 1997, and incorporated herein by reference.


*Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K:

On August 26 and 27, 1997, the Company filed a report on Form 8-K and 8-K/A, respectively, under Items 5 and 7 which reported, among other things, that it had signed an Agreement and Plan of Merger, dated as of August 23, 1997, among the Company, Bruin Merger Corporation and Bergen Brunswig Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARDINAL HEALTH, INC.




Date:    November  14, 1997          By:  /s/ John C. Kane
                                          ----------------
                                           John C. Kane
                                           President and Chief Operating Officer




                                     By:  /s/ David Bearman
                                          -----------------
                                          David Bearman
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)