Form 10-K/A
period 1997-06-30
CARDINAL HEALTH INC
filed 1998-01-07
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 12, 1997 was approximately $7,060,251,484.

    The number of Registrant's Common Shares outstanding as of September 12, 1997, was as follows:

                  Common shares, without par value:        109,202,649
                                                   --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 are incorporated by reference into Part I of this Annual Report on Form 10-K.

     Portions of the Registrant's Definitive Proxy Statement dated October 13, 1997, for its 1997 Annual Meeting of Shareholders and filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS*


ITEM                                                                                          PAGE
----                                                                                          ----
    Forward-looking Statements................................................................  3


                                                  PART II


6.  Selected Financial Data...................................................................  3

7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  4

8.  Financial Statements and Supplementary Data...............................................  8




                                                  PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................  32

    Signatures................................................................................  36


* Items omitted from this Form 10-K/A (Amendment No. 1) are included in the Company's Annual Report on Form 10-K, as filed on September 29, 1997 (the "Form 10-K").

Portions of the Company's Annual Report on Form 10-K, as amended by this Form 10-K/A (Amendment No. 1), include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to the Form 10-K.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Whitmire Distribution Corporation ("Whitmire") on February 7, 1994, Medicine Shoppe International, Inc. ("Medicine Shoppe") on November 13, 1995, Pyxis Corporation ("Pyxis") on May 7, 1996, PCI Services, Inc. ("PCI) on October 11, 1996 and Owen Healthcare Inc. ("Owen") on March 18, 1997, all of which were accounted for as pooling-of-interests transactions. The consolidated financial data includes all purchase transactions that occurred during these periods. See "Item 1: Business" in the Form 10-K for additional information regarding such combinations.

     On March 1, 1994, the Company changed its fiscal year end from March 31 to June 30. As a result, for the fiscal year ended March 31, 1993, the information presented is derived from consolidated financial statements which combine data from Cardinal, Medicine Shoppe and Pyxis for the fiscal year ended March 31, 1993 with data from Whitmire for the fiscal year ended July 3, 1993, PCI for the fiscal year ended September 30, 1993 and Owen for the fiscal year ended November 30, 1992. For the fiscal years ended June 30, 1996, 1995 and 1994, the information presented is derived from consolidated financial statements which combine data from Cardinal, Whitmire, Medicine Shoppe and Pyxis for the fiscal years ended June 30, 1996, 1995 and 1994 with data from PCI for the fiscal years ended September 30, 1996, 1995 and 1994, respectively and Owen for the fiscal years ending November 30, 1995, 1994 and 1993, respectively. For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1997 with PCI's financial results for the nine months ended June 30, 1997 and Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30, fiscal year end to June 30 ). See Note 1 of "Notes to Consolidated Financial Statements" for a further discussion of the periods combined for the fiscal year ended June 30, 1997. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Amounts herein have been restated. Reference is made to Note 17 of "Notes to Consolidated Financial Statements" for a further discussion of the restatements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
               SELECTED CONSOLIDATED FINANCIAL DATA (AS RESTATED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FISCAL YEAR ENDED
                                              -----------------------------------------------------------------
                                                JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,     MARCH 31,
                                                  1997          1996          1995         1994         1993
                                               -----------    ----------   ----------   ----------   ----------
Earnings Statement Data:
Net revenues                                   $10,968,042    $9,407,591   $8,472,302   $6,374,734   $5,102,513
Earnings before cumulative effect
   of change in accounting
   principle                                   $   184,599    $  127,240   $  146,587   $   88,884   $   73,124
Cumulative effect change in accounting
   principle                                                                                            (10,000)
                                               -----------    ----------   ----------   ----------   ----------
Net earnings                                   $   184,599    $  127,240   $  146,587   $   88,884   $   63,124
                                               ===========    ==========   ==========   ==========   ==========

Primary earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                      $      1.69    $     1.20   $     1.41   $      .91   $      .83

   Cumulative effect of change in accounting
     principle                                                                                             (.11)
                                               -----------    ----------   ----------   ----------   ----------
   Net                                         $      1.69    $     1.20   $     1.41   $      .91   $      .72
                                               ===========    ==========   ==========   ==========   ==========

Fully diluted earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                      $      1.69    $     1.19   $     1.40   $      .90   $      .80

   Cumulative effect of change in accounting
     principle                                                                                             (.10)
                                               -----------    ----------   ----------   ----------   ----------
   Net                                         $      1.69    $     1.19   $     1.40   $      .90   $      .70
                                               ===========    ==========   ==========   ==========   ==========

Balance Sheet Data:
Total assets                                   $ 3,091,750    $2,959,401   $2,363,752   $1,789,455   $1,411,323
Long-term obligations                              277,766       320,327      267,677      247,715      305,337
Redeemable preferred stock                                                                               20,400
Shareholders' equity                             1,334,730     1,095,225      866,474      617,464      444,291
Cash dividends declared per Common Share       $     0.095    $     0.08   $     0.08   $     0.07   $     0.05

     Net earnings and cash dividends per Common Share have been adjusted to reflect all stock dividends and stock splits. Amounts reflect business combinations in fiscal 1997, 1996, 1995 and 1994. Fiscal 1997, 1996 and 1994 amounts reflect the impact of merger related costs. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger related costs affecting fiscal 1997 and 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996, PCI on October 11, 1996 and Owen on March 18, 1997 (see Note 2 of "Notes to Consolidated Financial Statements"). The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K/A (Amendment No. 1).

     Subsequent to the issuance of the Company's fiscal 1997 financial statements and the filing of the Form 10-K with the Securities and Exchange Commission (the "Commission") and following discussions with the Staff of the Commission resulting from the Staff's review of the Company's financial statements in connection with the Company's Registration Statement on Form S-4 relating to the MediQual transaction, the Company determined: (1) to retroactively restate the fiscal 1996 and 1995 financial statements to reflect the pooling-of-interests transaction with PCI (as opposed to the prior presentation which did not include a retroactive restatement for the PCI Merger); (2) that certain merger related costs originally recorded in the period in which the merger was consummated should be recorded when such cost was incurred; (3) that certain restructuring and other costs (which were previously reported as merger related or unusual items) should be reclassified as part of selling, general and administrative expenses; (4) that the recognition of certain manufacturers' incentives should be deferred as a reduction of the inventory value until the sale of such inventory; and (5) that a specific income tax reserve which was no longer required should be eliminated with a credit to the provision for income taxes in 1997. As a result, the Company's fiscal 1997, 1996 and 1995 financial statements have been restated from amounts previously reported. See Note 17 of "Notes to Consolidated Financial Statements" for a further discussion of the restatements.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues for fiscal 1997 increased 17%, as compared to the prior year, primarily due to growth in the Company's pharmaceutical distribution and pharmacy management service businesses. The increase resulted mostly from internal growth generated primarily by the addition of new customers, and, to a lesser extent, increased volume from existing customers and price increases. Expansion of the Company's relationship with Kmart Corporation ("Kmart") and opportunities created by the deterioration of the financial condition of a major pharmaceutical distribution competitor also contributed to the increases during fiscal 1997.

     Net revenues in fiscal 1996 increased 11% compared with fiscal 1995 primarily due to internal growth from pharmaceutical wholesaling activities, mostly due to the addition of new customers, and, to a lesser extent, increased sales to existing customers and price increases.

     GROSS MARGIN. For fiscal 1997 and 1996, gross margin as a percentage of net revenues was 8.20% and 8.61%, respectively. The change in gross margin for the year is primarily due to the shift in net revenue mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities. The impact of this shift was partially offset by increased merchandising and marketing programs with customers and suppliers. The Company's gross margin continues to be affected by the combination of a highly competitive environment and a greater mix of high volume customers, where a lower cost of service and better asset management enable the Company to offer lower selling margins and still achieve higher operating margins relative to other customer business.

     The gross margin ratio increased to 8.61% for fiscal 1996 from 8.18% in fiscal 1995. This increase was primarily due to the gross margin generated from the acquisition of a pharmacy management operation in fiscal 1996 (see Note 2 of "Notes to Consolidated Financial Statements"). Pharmacy management operations generally provide a higher gross margin than pharmaceutical wholesaling activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net revenues improved to 4.70% in fiscal 1997 compared to 5.47% in fiscal 1996. The improvements in fiscal 1997 reflect the economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. Additionally, certain expenses recorded in fiscal 1996 (as discussed below) did not recur in fiscal 1997.

     Selling, general and administrative expenses as a percentage of net revenues increased to 5.47% in fiscal 1996 compared to 5.06% in fiscal 1995 due to the inclusion of pharmacy management services in fiscal 1996 operations (see "Gross Margin" above) and the recording of certain employee severance, asset impairments and lease exit costs, totaling $4.2 million. This increase was partially offset by economies associated with the Company's revenue growth from pharmaceutical wholesaling activities, as well as productivity gains resulting in part from warehouse consolidations and management information system enhancements.

     MERGER RELATED COSTS. During fiscal 1997, the Company recorded merger related charges associated with the PCI and Owen mergers ($46.2 million) and additional integration costs related to the Pyxis and Medicine Shoppe mergers ($4.7 million). During fiscal 1996, the Company recorded charges to reflect the estimated Medicine Shoppe and Pyxis merger related costs. See further discussion in Note 2 of "Notes to Consolidated Financial Statements." The Company classifies costs associated with a merger transaction as "merger related costs". It should be noted that the amounts presented may not be comparable to similarly titled amounts reported by other companies.

The following is a summary of the merger related costs incurred by the Company in the last two fiscal years:

                                                            Fiscal Year Ended
                                                         -----------------------
                                                          June 30,     June 30,
                                                            1997         1996
                                                         (restated)   (restated)
                                                         ----------   ----------
    (In thousands, except per share amounts)
Transaction and Employee Related Costs:
    Transaction Costs                                     $(14,500)    $(21,315)
    PCI Vested Retirement Benefits and Incentive Fees       (7,600)          --
    Pyxis Stay Bonuses                                          --       (7,600)
    Employee Severance/Termination                          (4,400)      (2,540)
    Other                                                     (600)        (300)
                                                          --------     --------
    Total Transaction and Employee Related Costs           (27,100)     (31,755)
                                                          --------     --------

Other Merger Related Costs:
    Asset Impairments                                      (13,200)        (400)
    Exit and Restructuring Costs                            (2,250)     (15,600)
    Duplicate Facilities Elimination                        (1,700)          --
    Integration and Efficiency Implementation               (6,679)      (1,445)
                                                          --------     --------
    Total Other                                            (23,829)     (17,445)
                                                          --------     --------

    Total Merger Related Costs                             (50,929)     (49,200)
    Tax Effect                                              14,372       12,280
                                                          --------     --------
    Effect on Net Earnings                                $(36,557)    $(36,920)
                                                          ========     ========

    Effect on Fully Diluted Earnings Per Share            $  (0.34)    $  (0.34)
                                                          ========     ========

     The effects of the merger related costs are included in the reported net earnings of $184.6 million in fiscal 1997 and $127.2 million in fiscal 1996 and in the reported fully diluted earnings per common share of $1.69 in fiscal 1997 and $1.19 in fiscal 1996.

     The Company estimates that it will incur additional merger related costs for Medicine Shoppe, Pyxis, PCI, and Owen totaling approximately $11.7 million ($7.0 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     Asset impairments in fiscal 1997 include the write-off of a patent ($7.4 million) and the write down of certain operating assets ($3.2 million) related to MediTROL (a wholly owned subsidiary of Owen) as a result of management's decision to merge the operations of MediTROL into Pyxis and phase-out production of the separate MediTROL product line.

     Exit and restructuring costs in fiscal 1996 include $15.6 million related to cancellation of a long term contract with a financing company related to the servicing of the accounts receivable from Pyxis customers at the time of the Pyxis Merger (see further discussion in Note 3 of "Notes to Consolidated Financial Statements").

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in both expansion of its pharmaceutical distribution business and diversification into related service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen the acquired business; and (c) generally generate higher margins as a percentage of net revenues than pharmaceutical distribution. As the healthcare industry continues to change, the Company is constantly evaluating acquisition candidates in pharmaceutical distribution, as well as related sectors of the healthcare industry that would expand its role as a service provider; however, there can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction. If a transaction was consummated, additional merger related costs would be incurred by the Company.

     INTEREST EXPENSE. Interest expense for fiscal 1997 decreased by $2.6 million compared to the prior year. This decrease is attributable to the extinguishment of the Company's $100 million 8% Notes on March 1, 1997 and lower interest rates during fiscal 1997 compared to fiscal 1996. In addition, various outstanding debt instruments utilized by PCI prior to the merger were extinguished after the merger was consummated. Partially offsetting this decrease in fiscal 1997 is the impact of the issuance of $150 million 6% Notes due 2006, in a public offering in January 1996.

     Growth in the Company's business and the resultant need for additional working capital led to the Company's issuance of $150 million 6% Notes due 2006, in a public offering in January 1996. This caused the increase in interest expense of $6.7 million in fiscal 1996, as compared to fiscal 1995 (see "Liquidity and Capital Resources").

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings was 41%, 44%, and 41% for fiscal years 1997, 1996, and 1995, respectively. The fluctuation in the tax rate is primarily due to certain nondeductible costs associated with the business combinations in fiscal 1997 and 1996 (see Note 7 of "Notes to Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,097.7 million at June 30, 1997 from $942.0 million at June 30, 1996. This increase included additional investments in merchandise inventories and trade receivables of $164.1 million and $40.3 million, respectively, and a decrease in accounts payable of $10.8 million. Offsetting the increases in working capital were decreases in cash and equivalents, and marketable securities available-for-sale of $69.0 million and $54.3 million, respectively. Increases in merchandise inventories reflect the higher level of business volume in pharmaceutical distribution activities, including higher inventories required by the Company's new pharmaceutical services agreement with Kmart. The increase in trade receivables is consistent with the Company's revenue growth (see "Net Revenues" above). The change in cash and equivalents, marketable securities available-for-sale and accounts payable is due to the timing of inventory purchases and related payments.

     The Company redeemed $100 million of long-term debt during fiscal 1997 and currently has the capacity to issue $400 million of additional long-term debt pursuant to shelf debt registration statements filed with the Securities and Exchange Commission (see Note 5 of "Notes to Consolidated Financial Statements"). The Company does not currently have any specific plans to issue additional debt under these facilities.

     Property and equipment, at cost, increased by $65.6 million in fiscal 1997. The increase in property and equipment included additional investments in management information systems and customer support systems, as well as upgrades to distribution facilities. The Company has several operating lease agreements for the construction of new facilities. See further discussion in Note 9 of "Notes to Consolidated Financial Statements".

     Shareholders' equity increased to $1,334.7 million at June 30, 1997 from $1,095.2 million at June 30, 1996, primarily due to net earnings of $184.6 million and the investment of $61.4 million by employees of the Company through various stock ownership plans.

       The Company has line-of-credit agreements with various bank sources aggregating $374 million, of which $95 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had $22.2 million outstanding under these lines at June 30, 1997.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to pending business combinations. See "Other" below.

OTHER

     PENDING BUSINESS COMBINATIONS. On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly-owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. The merger is expected to be completed in the first quarter of calendar 1998, subject to satisfaction of certain conditions, including approval by shareholders of MediQual.

     On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $386 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed transaction with Bergen. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of this charge cannot be estimated at this time. Merger related costs incurred prior to consummation will be deferred and expensed upon consummation. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

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



ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Reports
         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended June 30,
           1997, 1996 and 1995 (as restated)
         Consolidated Balance Sheets at June 30, 1997 and 1996 (as restated) Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1997, 1996 and 1995 (as restated)
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 1997, 1996 and 1995 (as restated)
         Notes to Consolidated Financial Statements (as restated)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Owen Healthcare, Inc. ("Owen") and of Pyxis Corporation ("Pyxis"), both wholly owned subsidiaries of Cardinal Health, Inc., for the years ended June 30, 1996 and 1995. The combined financial statement amounts of Owen and Pyxis represent approximately 13% of consolidated total assets at June 30, 1996 and represent combined revenues and net income of approximately 6% and 6%, and 34% and 28%, respectively, of consolidated amounts for each of the two years in the period ended June 30, 1996. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Owen and Pyxis, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 17 to the Consolidated Financial Statements, the accompanying financial statements and financial statement schedule have been restated.


DELOITTE & TOUCHE LLP

Columbus, Ohio
August 12, 1997, except for Note 16
as to which the date is August 23, 1997
and Note 17 as to which the date
is December 30, 1997

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





PRICE WATERHOUSE LLP


Houston, Texas
January 30, 1997

                     Cardinal HEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (AS RESTATED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   FISCAL YEAR ENDED JUNE 30,
                                                          ----------------------------------------------
                                                              1997              1996            1995
                                                          ----------------------------------------------
Net revenues                                              $ 10,968,042      $ 9,407,591      $ 8,472,302

Cost of products sold                                       10,068,384        8,597,878        7,779,030
                                                          ------------      -----------      -----------

Gross margin                                                   899,658          809,713          693,272

Selling, general and administrative expenses                   515,551          514,879          428,343

Merger related costs:
   Transaction and employee related costs                      (27,100)         (31,755)              --
   Other                                                       (23,829)         (17,445)              --
                                                          ------------      -----------      -----------

Operating earnings                                             333,178          245,634          264,929

Other income (expense):
   Interest expense                                            (27,974)         (30,611)         (23,948)
   Other, net--primarily interest income                         5,876           12,479            8,283
                                                          ------------      -----------      -----------

Earnings before income taxes                                   311,080          227,502          249,264

Provision for income taxes                                     126,481          100,262          102,677
                                                          ------------      -----------      -----------

Net earnings                                              $    184,599      $   127,240      $   146,587
                                                          ============      ===========      ===========

Earnings per Common Share:
   Primary                                                $       1.69      $      1.20      $      1.41
   Fully diluted                                          $       1.69      $      1.19      $      1.40

Weighted average number of Common Shares outstanding:
   Primary                                                     109,118          106,091          103,659
   Fully diluted                                               109,172          107,001          104,849

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                                 (IN THOUSANDS)

                                                                      JUNE 30,        JUNE 30,
                                                                        1997            1996
                                                                    -----------      -----------
ASSETS
   Current assets:
      Cash and equivalents                                          $   243,061      $   312,030
      Marketable securities available-for-sale                               --           54,335
      Trade receivables, net                                            672,164          631,866
      Current portion of net investment in sales-type leases             40,997           37,953
      Merchandise inventories                                         1,436,220        1,272,112
      Prepaid expenses and other                                         94,668           66,647
                                                                    -----------      -----------

        Total current assets                                          2,487,110        2,374,943
                                                                    -----------      -----------

   Property and equipment, at cost:
      Land, buildings and improvements                                  110,552           84,239
      Machinery and equipment                                           305,822          271,487
      Furniture and fixtures                                             61,046           56,055
                                                                    -----------      -----------
        Total                                                           477,420          411,781
      Accumulated depreciation and amortization                        (199,949)        (161,222)
                                                                    -----------      -----------
      Property and equipment, net                                       277,471          250,559

   Other assets:
      Net investment in sales-type leases, less current portion         118,563          109,804
      Goodwill and other intangibles                                    122,104          133,624
      Other                                                              86,502           90,471
                                                                    -----------      -----------

        Total                                                       $ 3,091,750      $ 2,959,401
                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Notes payable, banks                                          $    22,159      $       866
      Current portion of long-term obligations                            6,158          112,777
      Accounts payable                                                1,135,951        1,146,729
      Other accrued liabilities                                         225,165          172,531
                                                                    -----------      -----------

        Total current liabilities                                     1,389,433        1,432,903
                                                                    -----------      -----------

   Long-term obligations, less current portion                          277,766          320,327
   Deferred income taxes and other liabilities                           89,821          110,946

   Shareholders' equity:
      Common Shares, without par value                                  645,051          589,476
      Retained earnings                                                 701,896          520,666
      Common Shares in treasury, at cost                                 (6,373)         (11,522)
      Other                                                              (5,844)          (3,395)
                                                                    -----------      -----------
        Total shareholders' equity                                    1,334,730        1,095,225
                                                                    -----------      -----------

          Total                                                     $ 3,091,750      $ 2,959,401
                                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (AS RESTATED)
                                 (IN THOUSANDS)

                                                  COMMON SHARES
                                                ------------------
                                                                               TREASURY SHARES                          TOTAL
                                                SHARES               RETAINED  ----------------  ADJUSTMENT          SHAREHOLDERS'
                                                ISSUED    AMOUNT     EARNINGS  SHARES    AMOUNT   FOR ESOP    OTHER     EQUITY
                                                -------  ---------  ---------  -------  -------  ----------  ------- -------------
BALANCE, JUNE 30, 1994                           65,690  $ 395,520  $ 259,039   (1,297) $(14,444) $(17,736)  $(4,915)  $  617,464
Net earnings                                                          146,587                                             146,587
Employee stock plans activity, including
  tax benefits of $22,236                         1,684     27,605                   6        45                 839       28,489
Treasury shares acquired and shares retired        (186)      (300)    (4,805)     (65)   (1,567)                          (6,672)
Change in unrealized loss on marketable
  securities available-for-sale, net of tax                                                                      825          825
Dividends paid                                                         (9,107)                                             (9,107)
Foreign currency translation adjustment                                                                        1,002        1,002
Adjustment for ESOP                                                                                 (3,560)                (3,560)
Acquisition of subsidiaries (See Note 2)          1,784     11,650      9,328                                              20,978
Shares issued in connection with stock offering   1,867     70,468                                                         70,468
                                                -------  ---------  ---------  -------  --------  --------   -------   ----------
BALANCE, JUNE 30, 1995                           70,839    504,943    401,042   (1,356)  (15,966)  (21,296)   (2,249)     866,474
Net earnings                                                          127,240                                             127,240
Employee stock plans activity, including
  tax benefits of $11,168                         1,015     29,754                 134       922              (1,173)      29,503
Treasury shares acquired and shares retired        (240)    (5,662)                170     3,522                 307       (1,833)
Change in unrealized loss on marketable
  securities available-for-sale, net of tax                                                                      446          446
Dividends paid                                                         (7,616)                                             (7,616)
Foreign currency translation adjustment                                                                         (726)        (726)
Adjustment for ESOP                                                                                 21,296                 21,296
Shares issued in connection with stock offering   2,069     50,654                                                         50,654
Conversion of subordinated debt, net              1,071      9,787                                                          9,787
                                                -------  ---------  ---------  -------  --------  --------   -------   ----------
BALANCE, JUNE 30, 1996                           74,754    589,476    520,666   (1,052)  (11,522)        0    (3,395)   1,095,225
Net earnings                                                          184,599                                             184,599
Employee stock plans activity, including
  tax benefits of $18,459                         1,655     62,483                                            (1,098)      61,385
Treasury shares acquired and shares retired        (748)    (7,051)                728     5,076                           (1,975)
Dividends paid                                                         (9,045)                                             (9,045)
Foreign currency translation adjustment                                                                       (1,351)      (1,351)
3-for-2 stock split effected as a stock dividend
  and cash paid in lieu of fractional shares     33,411                   (30)                                                (30)
Adjustment for change in fiscal year of an
  acquired subsidiary (See Note 1)                             143      5,706       84        73                            5,922
                                                -------  ---------  ---------  -------  --------  --------   -------   ----------
BALANCE, JUNE 30, 1997                          109,072  $ 645,051  $ 701,896     (240) $ (6,373) $      0   $(5,844)  $1,334,730
                                                =======  =========  =========  =======  ========  ========   =======   ==========

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                                   -----------------------------------
                                                                                     1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $ 184,599    $ 127,240    $ 146,587
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                      51,368       48,566       36,381
   Provision for deferred income taxes                                                11,217       23,602       47,310
   Provision for bad debts                                                             8,073       12,496       14,780
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                  (46,971)     (64,880)    (144,416)
      Increase in merchandise inventories                                           (164,108)    (156,224)    (160,134)
      Increase in net investment in sales-type leases                                (11,803)     (34,125)     (40,584)
      Increase (decrease) in accounts payable                                        (10,778)     161,611      160,067
      Increase (decrease) in accrued other                                            20,039       34,077      (23,457)
      Other operating items, net                                                      (9,358)     (23,736)      12,276
                                                                                   ---------    ---------    ---------

   Net cash provided by operating activities                                          32,278      128,627       48,810
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                      --      (53,722)     (19,632)
   Proceeds from sale of property and equipment                                        2,986        1,833        1,905
   Additions to property and equipment                                               (76,089)    (107,843)     (80,154)
   Purchase of marketable securities available-for-sale                               (3,400)    (163,719)    (169,599)
   Proceeds from sale of marketable securities available-for-sale                     57,735      218,019      143,501
                                                                                   ---------    ---------    ---------

   Net cash used in investing activities                                             (18,768)    (105,432)    (123,979)
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                   3,347       (4,139)     (22,500)
   Reduction of long-term obligations                                               (134,479)     (40,888)     (11,147)
   Proceeds from long-term obligations, net of issuance costs                             --      187,873       16,393
   Proceeds from issuance of Common Shares                                            41,244       69,991       75,818
   Tax benefit of stock options                                                       18,459       11,168       22,236
   Dividends on common shares and cash paid
      in lieu of fractional shares                                                    (9,075)      (7,616)      (9,107)
   Purchase of treasury shares                                                        (1,975)      (1,833)      (6,672)
                                                                                   ---------    ---------    ---------

   Net cash (used in) provided by financing activities                               (82,479)     214,556       65,021
                                                                                   ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      (68,969)     237,751      (10,148)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                            312,030       74,279       84,427
                                                                                   ---------    ---------    ---------

CASH AND EQUIVALENTS AT END OF YEAR                                                $ 243,061    $ 312,030    $  74,279
                                                                                   =========    =========    =========

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)


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

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the mergers with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996, PCI on October 11, 1996 and Owen on March 18, 1997 (see Note 2). Such business combinations were accounted for under the pooling-of-interests method. The term "Cardinal" as used in this footnote refers to Cardinal Health, Inc. and subsidiaries prior to the PCI Merger and the Owen Merger.

     On October 11, 1996, Cardinal completed a merger with PCI (the "PCI Merger"). The PCI Merger was accounted for as a pooling-of-interests. Cardinal issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately
0.2 million Common Shares. Cardinal's fiscal year end is June 30 and PCI's fiscal year end was September 30. For fiscal years ended June 30, 1996 and 1995, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1996 and 1995 with the financial results for PCI's fiscal years ended September 30, 1996 and 1995, respectively. For the fiscal year ended June 30, 1997, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1997 with PCI's financial results for the nine month period ended June 30, 1997. PCI's financial results for the three month period ended September 30, 1996 have been excluded from the consolidated financial statements for the fiscal year ended June 30, 1997 because that three month period was included in the consolidated financial statements for the fiscal year ended June 30, 1996. During the three months ended September 30, 1996, PCI's net revenues and net loss were approximately $39.4 million and ($1.2 million), respectively.

     On March 18, 1997, Cardinal completed a merger with Owen (the "Owen Merger"). Cardinal issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 0.7 million Common Shares. Cardinal's fiscal year end is June 30 and Owen's fiscal year end was November 30. For fiscal years ended June 30, 1996 and 1995, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1996 and 1995 with the financial results for Owen's fiscal years ended November 30, 1995 and 1994, respectively. For the fiscal year ended June 30, 1997, the consolidated financial statements combine Cardinal's fiscal year ended June 30, 1997 with Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30). Due to the change in Owen's fiscal year from November 30 to conform with Cardinal's June 30 fiscal year end, Owen's results of operations for the periods from December 1, 1995 through May 31, 1996 and the month of December 1996 will not be included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Owen's net revenues and net earnings for these periods were $260.1 million and $5.7 million, respectively. Owen's cash flows from operating and financing activities for these periods were $0.9 million and $0.7 million, respectively, while cash flows used in investing activities were $5.6 million.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)


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

RECEIVABLES

     Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical wholesaling activities and are presented net of an allowance for doubtful accounts of $ 35.0 million and $36.8 million at June 30, 1997 and 1996, respectively.

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

MERCHANDISE INVENTORIES

     Substantially all merchandise inventories (87% in 1997 and 80% in 1996) are stated at lower of cost, using the last-in, first-out (LIFO) method, or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1997, by $69.6 million and at June 30, 1996, by $76.3 million.

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

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives which range

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)


from ten to forty years. Accumulated amortization was $20.3 million and $28.5 million at June 30, 1997 and 1996, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based on undiscounted operating cash flows.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

2. BUSINESS COMBINATIONS

     On March 18, 1997, the Company completed the Owen Merger. The Owen Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately
0.7 million Common Shares. During fiscal 1997, the Company recorded costs of approximately $31.1 million ($22.4 million, net of tax) related to the Owen Merger. These costs include $13.1 million for transaction and employee related costs associated with the merger, $13.2 million for asset impairments ($10.6 million of which related to MediTROL, as further discussed below), and $4.8 million related to other integration activities, including the elimination of duplicate facilities and certain exit and restructuring costs. At the time of the Owen Merger, Owen had a wholly-owned subsidiary, MediTROL, that manufactured, marketed, sold and serviced point-of-use medication distribution systems similar to Pyxis. Upon consummation of the Owen Merger, management committed to merge the operations of MediTROL into Pyxis, and phase-out production of the separate MediTROL product line. As a result of this decision, a MediTROL patent ($7.4 million) and certain other operating assets ($3.2 million) were written off as impaired.

       On October 11, 1996, the Company completed the PCI Merger. The PCI Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately
0.2 million Common Shares. During fiscal 1997, the Company recorded costs totaling approximately $15.1 million ($11.4 million, net of tax) related to the PCI Merger. These costs include $13.8 million for transaction and employee related costs associated with the PCI Merger, (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger) and $1.3 million related to other integration activities, including exit costs.

         The table below presents a reconciliation of net revenues and net earnings as reported in the accompanying consolidated financial statements with those previously reported by the Company. The term "Cardinal" as used in this footnote refers to Cardinal Health, Inc. and subsidiaries prior to the PCI Merger and Owen Merger.

  (In Thousands)                    Cardinal      PCI       Owen       Combined
                                   (restated)                         (restated)
                                   ----------   --------   --------   ----------
Fiscal year ended June 30, 1995:
  Net revenues                     $8,022,108   $129,785   $320,409   $8,472,302
  Net earnings                     $  136,034   $  5,572   $  4,981   $  146,587
Fiscal Year Ended June 30, 1996:
  Net revenues                     $8,862,425   $161,171   $383,995   $9,407,591
  Net earnings                     $  115,014   $  6,456   $  5,770   $  127,240

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

     Adjustments affecting net earnings and shareholders' equity resulting from the merger to adopt the same accounting practices were not material for the periods presented herein.

     On May 7, 1996, the Company completed a merger with Pyxis (the "Pyxis Merger"). The Pyxis Merger was accounted for as a pooling-of-interests business combination, and the Company issued approximately 22.6 million Common Shares to Pyxis shareholders. In addition, Pyxis' outstanding stock options were converted into options to purchase approximately 2.3 million additional Common Shares. During fiscal 1996, the Company recorded costs totaling approximately $42.0 million ($30.6 million, net of tax) related to the Pyxis Merger. These costs include $25.4 million for transaction and employee related costs associated with the merger (including $7.6 million for vested stay bonuses covering substantially all Pyxis employees), $15.6 million related to certain exit and lease termination costs (related to cancellation of a long term contract with a financing company related to the servicing of the accounts receivable from Pyxis customers at the time of the Pyxis Merger, see Note 3), and $1.0 million related to asset impairments and other integration activities. Additional merger-related costs totaling approximately $0.5 million ($0.3 million, net of tax) were recorded in fiscal 1997 related to integrating the operations of the companies.

     On November 13, 1995, the Company completed a merger with Medicine Shoppe (the "Medicine Shoppe Merger"). The Medicine Shoppe Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately
9.6 million Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. During fiscal 1996, the Company recorded costs totaling approximately $7.2 million ($6.4 million, net of tax) related to the Medicine Shoppe Merger. These costs include $6.3 million for transaction and employee related costs associated with the Medicine Shoppe Merger and $0.9 million related to other integration activities. Additional merger-related costs totaling approximately $4.2 million ($2.5 million, net of tax) were recorded in fiscal 1997 related to integrating the operations of the companies.

     The effect of the various merger related costs recorded in fiscal 1997 was to reduce reported net earnings by $36.6 million to $184.6 million and to reduce reported fully diluted earnings per common share by $.34 per share to $1.69 per share.

     The effect of the various merger related costs recorded in fiscal 1996 was to reduce reported net earnings by $36.9 million to $127.2 million and to reduce reported fully diluted earnings per common share by $.34 per share to $1.19 per share. Certain merger related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed as incurred.

     The Company has estimated that it will incur additional merger related costs for Medicine Shoppe, Pyxis, PCI, and Owen totaling approximately $11.7 million ($7.0 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     During fiscal 1996, the Company completed three business combinations which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's point-of-use pharmacy systems and pharmacy management services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was $58.8 million. Liabilities of the operations assumed were approximately $41.7 million, consisting primarily of debt of $29.7 million. Had the purchases occurred at the beginning of fiscal 1995, operating results for fiscal 1996 and 1995 on a pro forma basis would not have been significantly different.

     On July 18, 1994, the Company issued approximately 1.4 million Common Shares in a merger transaction for all of the common shares of Behrens Inc. ("Behrens"), a pharmaceutical wholesaler based in Waco, Texas. The transaction was accounted for as a pooling-of-interests business combination. The historical cost of Behrens assets combined was approximately $25.4 million, and the total liabilities assumed (including total debt of approximately $1.3 million ) were approximately $15.6 million. Because the impact of the Behrens merger, on both an historical and pro forma basis, was not significant, prior periods have not been restated.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

3. LEASES

Sales-Type Leases

     The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in thousands):

                                                            June 30,     June 30,
                                                              1997         1996
                                                            ---------    ---------
Future minimum lease payments receivable                    $ 190,918    $ 176,963
Unguaranteed residual values                                    1,333        1,457
Unearned income                                               (27,817)     (25,637)
Allowance for uncollectible minimum lease payments
   receivable                                                  (4,874)      (5,026)
                                                            ---------    ---------

Net investment in sales-type leases                         $ 159,560    $ 147,757
     Less:  current portion                                    40,997       37,953
                                                            ---------    ---------

Net investment in sales-type leases, less current portion   $ 118,563    $ 109,804
                                                            =========    =========

     Future minimum lease payments to be received pursuant to sales-type leases are as follows at June 30, 1997 (in thousands):

                       1998                    $ 52,381
                       1999                      51,720
                       2000                      41,788
                       2001                      28,246
                       2002                      15,813
                       Thereafter                   970
                                               --------

                       Total                   $190,918
                                               ========

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

4. NOTES PAYABLE, BANKS

     The Company has entered into various unsecured, uncommitted line-of-credit arrangements which allow for borrowings up to $279 million at June 30, 1997, at various money market rates. At June 30, 1997, $22.2 million, at a weighted average interest rate of 6.26%, was outstanding under such arrangements and $.9 million, at a weighted average interest rate of 5% was outstanding as of June 30, 1996. In addition, the Company has revolving credit agreements, which have a maturity of less than one year, with seven banks. These credit agreements are renewable on a quarterly basis and allow the Company to borrow up to $95 million (none of which was in use at June 30, 1997). The Company is required to pay a commitment fee at the annual rate of .125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements. The total available but unused lines of credit at June 30, 1997 were $352 million.

5. LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following (in thousands):

                                                           June 30,   June 30,
                                                             1997       1996
                                                           --------   --------
Notes; 6.0% due 2006                                       $150,000   $150,000

Notes; 6.5% due 2004                                        100,000    100,000

Notes; 8% paid in 1997                                           --    100,000

Other obligations; interest averaging 6.38% in 1997 and
  7.33% in 1996, due in varying installments
  through 2011                                               33,924     83,104
                                                           --------   --------

Total                                                      $283,924   $433,104
     Less: current portion                                    6,158    112,777
                                                           --------   --------

Long-term obligations, less current portion                $277,766   $320,327
                                                           ========   ========

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

     During fiscal 1996, holders of the $10 million, 9.53% convertible subordinated notes due 2002, originally issued by Owen, converted the notes into the equivalent of approximately 1.1 million Common Shares. Additionally, Owen repaid $34.8 million of debt with proceeds from an Owen common stock offering. If the previously mentioned conversion and retirement of debt had occurred at the beginning of all periods presented, the changes to primary earnings per share would be less than 3%.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

Maturities of long-term obligations for future fiscal years are as follows (in thousands):

                     1998                    $  6,158
                     1999                       6,706
                     2000                       3,985
                     2001                       3,016
                     2002                       1,890
                     Thereafter               262,169
                                             --------

                     Total                   $283,924
                                             ========

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

     The estimated fair value of the Company's long-term obligations was $270.1 million and $398.7 million as compared to the carrying amounts of $283.9 million and $433.1 million at June 30, 1997 and 1996, respectively. The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

7. INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                              Fiscal Year Ended
                       ------------------------------
                       June 30,   June 30,    June 30,
                         1997       1996       1995
                       --------   --------   --------
Current:
   Federal             $101,877   $ 67,397   $ 48,946
   State                 13,387      9,263      6,421
                       --------   --------   --------

     Total              115,264     76,660     55,367

Deferred                 11,217     23,602     47,310
                       --------   --------   --------

     Total provision   $126,481   $100,262   $102,677
                       ========   ========   ========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's income tax provision is as follows:

                                         Fiscal Year Ended
                                ---------------------------------------
                                June 30,       June 30,        June 30,
                                  1997           1996            1995
                                --------       --------        --------
Provision at Federal
  statutory rate                  35.0%          35.0%           35.0%
State income taxes, net of
  Federal benefit                  4.3            4.7             4.9
Nondeductible expenses             2.4            3.9             0.1
Other                             (1.0)           0.5             1.2
                                  ----           ----            ----

  Effective income tax rate       40.7%          44.1%           41.2%
                                  ====           ====            ====

     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Amounts for fiscal 1996 have been reclassified to conform to the fiscal 1997 presentation. The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                        June 30,     June 30,
                                                          1997         1996
                                                       ---------    ---------
Deferred income tax assets:
  Allowance for doubtful accounts                      $  18,669    $  19,239
  Accrued liabilities                                     35,179       20,108
  Net operating loss carryforwards                        30,978       36,438
  Other                                                   38,285       48,952
                                                       ---------    ---------

     Total deferred income tax assets                    123,111      124,737

  Valuation allowance for deferred income tax assets      (2,696)      (4,423)
                                                       ---------    ---------

     Net deferred income tax assets                      120,415      120,314
                                                       ---------    ---------

Deferred income tax liabilities:
  Inventory basis differences                            (58,077)     (55,431)
  Property related                                       (63,171)     (58,557)
  Revenues on lease contracts                            (89,101)     (91,996)
  Other                                                  (13,128)     (11,296)
                                                       ---------    ---------

     Total deferred income tax liabilities              (223,477)    (217,280)
                                                       ---------    ---------

       Net deferred income tax liabilities             $(103,062)   $ (96,966)
                                                       =========    =========

     The above amounts are classified in the consolidated balance sheets as follows (in thousands):

                                                        June 30,     June 30,
                                                          1997         1996
                                                       ---------     --------
Other current assets (liabilities)                     $ (27,696)         558

Deferred income taxes and other liabilities              (75,366)     (97,524)
                                                       ---------     --------

   Net deferred income tax liabilities                 $(103,062)    $(96,966)
                                                       =========     ========

     The Company had Federal net operating loss carryforwards of $91 million as of June 30, 1997 and 1996. Also at June 30, 1997 and 1996, the Company had state net operating loss carryforwards of $56 million and $68.2 million, respectively. A valuation allowance of $2.7 million and $4.4 million at June 30, 1997 and 1996, respectively, has been provided for the state net operating loss carryforwards, as utilization of such carryforwards within the applicable statutory periods is uncertain. In addition, use of the Company's net operating loss carryforwards will be limited due

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)


to the Pyxis Merger and the carryforwards are also only available to offset future taxable income of Pyxis. However, with the exception of the valuation allowance described above, the Company anticipates that no limitations will apply. The Federal net operating loss carryforwards begin expiring in 2001 and the state net operating loss carryforwards began expiring in 1994.

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

     The total expense for employee retirement benefit plans was as follows (in thousands):

                                                       Fiscal Year Ended
                                             ------------------------------------
                                             June 30,       June 30,     June 30,
                                               1997           1996        1995
                                             --------       --------     -------
Defined contribution plans                    $10,765       $ 9,132       $6,929
Multiemployer plans                               947         1,216        1,088
ESOP compensation                                  --           257          533
                                              -------       -------       ------

Total                                         $11,712       $10,605       $8,550
                                              =======       =======       ======

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

9. COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year at June 30, 1997, are as follows (in thousands):

                     1998                    $17,083
                     1999                     12,626
                     2000                      7,655
                     2001                      6,339
                     2002                      5,601
                     Thereafter               22,341
                                             -------

                     Total                   $71,645
                                             =======

     Rental expense relating to operating leases was approximately $23 million, $23.4 million and $17.9 million in fiscal 1997, 1996, and 1995, respectively. Sublease rental income was not material for any period presented herein.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

     During fiscal 1997, the Company's two largest customers individually accounted for 13% of net revenues and 62% of bulk deliveries, respectively. During fiscal 1996, the Company's two largest customers individually accounted for 11% of net revenues and 70% of bulk deliveries, respectively. During fiscal 1995, the Company's two largest customers individually accounted for 10% of net revenues and 82% of bulk deliveries, respectively. Trade receivables due from these two customers aggregated approximately 23% and 22% of total trade receivables at June 30, 1997 and 1996, respectively.

12. STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

     The following summarizes all stock option transactions for the Company (excluding Whitmire, see below) under the Plans from June 30, 1994, through June 30, 1997, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in thousands, except per share amounts):

                          Fiscal 1997                     Fiscal 1996                      Fiscal 1995
                   ---------------------------    -----------------------------    -----------------------------
                                 Weighted                         Weighted                         Weighted
                                  average                          average                          average
                    Options   exercise price        Options    exercise price        Options    exercise price
                   ---------- ----------------     ----------- ----------------    ------------ ----------------
Outstanding,
beginning of year      6,432           $24.15           5,737           $20.98           4,675           $18.22
Granted                  840            54.88           1,382            36.82           1,196            31.04
Exercised            (2,284)            19.87           (527)            21.10            (92)             9.43
Canceled               (240)            27.27           (160)            29.93            (42)            25.19
                   ---------------------------    ----------------------------    -----------------------------
Outstanding,
end of year            4,748          $ 31.49           6,432           $24.15           5,737           $20.98
                   ===========================     ============================    =============================

Exercisable, end
of year                2,718           $23.15           4,076           $20.89           1,816           $10.25
                   ---------------------------    ----------------------------    -----------------------------

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

     Information relative to stock options outstanding as of June 30, 1997 (in thousands, except per share amounts):

                                   Options Outstanding                            Options Exercisable
                   -----------------------------------------------------     ------------------------------
                                             Weighted
                                              average
                                            remaining          Weighted                   Weighted average
Range of                                  contractual           average                     exercise price
exercise prices             Options     life in years    exercise price         Options
------------------------------------------------------------------------     ------------------------------
$  .08-$23.07                 1,737              4.99            $15.35           1,584             $15.30
$23.27-$39.92                 1,905              7.76             33.11             842              30.20
$40.00-$63.00                 1,106              8.84             54.02             292              45.39
                   -----------------------------------------------------     ------------------------------
                              4,748              7.00            $31.49           2,718             $23.15
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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. Cardinal Exchange Options to purchase 0.3 million and 1.9 million Common Shares, with an average option price of $1.37 and $1.01 were exercised in fiscal 1996 and 1995, respectively. At June 30, 1996, all Cardinal Exchange Options had been exercised.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to six years. As of June 30, 1997, approximately 0.7 million restricted shares had been issued, of which approximately 0.2 million shares remained restricted and subject to forfeiture and approximately 67,000 shares had been forfeited.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED, AS RESTATED)

     The following selected quarterly financial data (in thousands, except per share amounts) for fiscal 1997 and 1996 has been restated to reflect the pooling-of-interests business combinations in Note 2 and for the items discussed in Note 17:

                                           First       Second        Third        Fourth
                                          Quarter      Quarter      Quarter      Quarter
                                         ----------  -----------   ----------   ----------
Fiscal 1997:
   Net revenues                          $2,535,476   $2,816,406   $2,825,500   $2,790,660
   Gross margin                             193,828      223,858      246,658      235,314
   Selling, general and administrative
      expenses                              124,156      127,413      131,502      132,480
   Operating earnings                        69,514       78,429       84,274      100,961
   Net earnings                              39,326       41,326       42,181       61,766
   Net earnings per Common Share:
      Primary                            $      .37   $      .38   $      .38   $      .56
      Fully diluted                             .37          .38          .38          .56
------------------------------------------------------------------------------------------
Fiscal 1996:
   Net revenues                          $2,224,610   $2,327,269   $2,394,705   $2,461,007
   Gross margin                             186,095      198,739      214,004      210,875
   Selling, general and administrative
      expenses                              123,640      123,302      128,737      139,200
   Operating earnings                        62,455       68,333       85,267       29,579
   Net earnings                              34,752       36,828       46,786        8,874
   Net earnings per Common Share:
      Primary                            $      .33   $      .35   $      .44   $      .08
      Fully diluted                             .33          .35          .44          .07

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

Amounts previously reported by the Company are presented below and differ from the above selected quarterly financial data solely due to the items discussed in
Note 17. See Note 17 for further discussion.

                                           First         Second       Third      Fourth
                                          Quarter       Quarter      Quarter     Quarter
                                         ----------   ----------   ----------   ---------
Fiscal 1997:
   Net revenues                          $2,535,476   $2,816,406   $2,825,500   $2,790,660
   Gross margin                             197,128      223,558      243,658      240,614
   Selling, general and administrative
      expenses                              124,156      127,313      129,702      132,446
   Operating earnings                        72,972       78,886       74,352      108,168
   Net earnings                              41,401       41,600       36,228       61,890
   Net earnings per Common Share:
      Primary                            $      .39   $      .38   $      .33   $      .56
      Fully diluted                             .39          .38          .33          .56
------------------------------------------------------------------------------------------
Fiscal 1996:
   Net revenues                          $2,187,518   $2,284,993   $2,352,254   $2,421,655
   Gross margin                             177,420      188,473      203,587      203,754
   Selling, general and administrative
      expenses                              116,899      117,323      122,382      122,836
   Operating earnings                        60,521       53,598       81,205       31,220
   Net earnings                              33,775       28,154       44,691       11,014
   Net earnings per Common Share:
      Primary                            $      .33   $      .28   $      .43   $      .10
      Fully diluted                             .33          .28          .43          .10

As more fully discussed in Note 2, merger related costs were recorded in various quarters in fiscal 1997 and 1996. The following table summarizes the impact of such costs on net earnings and fully diluted earnings per share in the quarters in which they were recorded:

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1997:
   Net earnings                             $   (95)       $(13,053)      $(22,285)       $ (1,124)
   Fully diluted net
      earnings per Common Share             $    --        $   (.12)      $   (.20)       $   (.02)
-----------------------------------------------------------------------------------------------------
Fiscal 1996:
   Net earnings                             $    --        $ (6,709)      $     --        $(30,211)
   Fully diluted net
      earnings per Common Share             $    --        $   (.06)      $     --        $   (.28)


14. SUPPLEMENTAL CASH FLOW INFORMATION

     Income tax and interest payments for the fiscal years ended June 30, 1997, 1996 and 1995 were as follows (in thousands):

                          Fiscal Year Ended
                   -----------------------------
                   June 30,   June 30,  June 30,
                    1997        1996      1995
                   --------   --------  --------
Interest paid       $30,487   $25,263   $24,893
Income taxes paid   $83,639   $67,831   $28,564

See Notes 2 and 5 for additional information regarding non cash investing and financing activities.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)



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

16. PENDING MERGERS

     On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. The merger is expected to be completed in the first quarter of calendar 1998, subject to satisfaction of certain conditions, including approval by shareholders of MediQual.

     On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $386 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed transaction with Bergen. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of this charge cannot be estimated at this time. Merger related costs incurred prior to consummation will be deferred and expensed upon consummation. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

17. RESTATEMENT

         Subsequent to the issuance of the Company's fiscal 1997 financial statements and the filing of the Form 10-K with the Securities and Exchange Commission (the "Commission"), and following discussions with the Staff of the Commission resulting from the Staff's review of the Company's financial statements in connection with the Company's Registration Statement on Form S-4 relating to the MediQual transaction, the Company determined: (1) to retroactively restate the fiscal 1996 and 1995 financial statements to reflect the pooling-of-interests transaction with PCI (as opposed to the prior presentation which did not include a retroactive restatement for the PCI Merger); (2) that certain merger related costs originally recorded in the period in which the merger was consummated should be

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

recorded when such cost was incurred; (3) that certain restructuring and other costs (which were previously reported as merger-related or unusual items) should be reclassified as part of selling, general and administrative expenses; (4) that the recognition of certain manufacturers' incentives should be deferred as a reduction of the inventory value until the sale of such inventory; and (5) that a specific income tax reserve which was no longer required should be eliminated with a credit to the provision for income taxes in 1997. As a result, the Company's fiscal 1997, 1996 and 1995 financial statements have been restated from amounts previously reported.


The effect of these items on the accompanying financial statements is summarized as follows:


                                              1997                    1996                   1995
                                1997       Previously     1996     Previously     1995     Previously
                             As Restated    Reported   As Restated  Reported   As Restated  Reported
                             -----------  -----------  ----------  ----------  ----------  ----------
Net revenues                 $10,968,042  $10,968,042  $9,407,591  $9,246,420  $8,472,302  $8,342,517
Cost of products sold         10,068,384   10,063,084   8,597,878   8,473,186   7,779,030   7,673,044
                             -----------  -----------  ----------  ----------  ----------  ----------

Gross margin                     899,658      904,958     809,713     773,234     693,272     669,473
Selling, general and
administrative expenses         (515,551)    (513,617)   (514,879)   (479,440)   (428,343)   (413,630)
Merger related costs:
  Transaction and
   employee-related costs        (27,100)     (31,200)    (31,755)    (36,700)
  Other                          (23,829)     (25,763)    (17,445)    (30,550)
                             -----------  -----------  ----------  ----------  ----------  ----------
Operating earnings               333,178      334,378     245,634     226,544     264,929     255,843
Other income (expense):
  Interest expense               (27,974)     (27,974)    (30,611)    (26,903)    (23,948)    (22,110)
  Other, net-primarily
  interest income                  5,876        5,876      12,479      12,422       8,283       8,386
                             -----------  -----------  ----------  ----------  ----------  ----------
Earnings before income taxes     311,080      312,280     227,502     212,063     249,264     242,119
Provision for income taxes       126,481      131,161     100,262      94,429     102,677      99,604
                             -----------  -----------  ----------  ----------  ----------  ----------

Net earnings                 $   184,599  $   181,119  $  127,240  $  117,634  $  146,587  $  142,515
                             ===========  ===========  ==========  ==========  ==========  ==========

Earnings per Common Share
  Primary                    $      1.69  $      1.66  $     1.20  $     1.14  $     1.41  $     1.42
  Fully diluted              $      1.69  $      1.66  $     1.19  $     1.14  $     1.40  $     1.40


Total assets                 $ 3,091,750  $ 3,108,546  $2,959,401  $2,825,175  $2,363,752  $2,264,726
Shareholders' equity         $ 1,334,730  $ 1,332,200  $1,095,225  $1,035,838  $  866,474  $  817,038




Weighted Average Shares
Outstanding:
  Primary                        109,118      109,118     106,091     102,922     103,659     100,566
  Fully diluted                  109,172      109,172     107,001     103,832     104,849     101,756

                                     PART IV



ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                                   PAGE
                                                                                                   ----
         Independent Auditors' Reports.............................................................  9

         Financial Statements:

         Consolidated Statements of Earnings for the Fiscal Years Ended
         June 30, 1997, 1996 and 1995 (as restated)................................................ 12
         Consolidated Balance Sheets at June 30, 1997 and 1996 (as restated)....................... 13
         Consolidated Statements of Shareholders' Equity for the Fiscal
         Years Ended June 30, 1997, 1996 and 1995 (as restated).................................... 14
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
         June 30, 1997, 1996 and 1995 (as restated)................................................ 15
         Notes to Consolidated Financial Statements (as restated).................................. 16



(a)(2) The following Supplemental Schedule is included in this report:

                                                                                                   PAGE
                                                                                                   ----
         Schedule II - Valuation and Qualifying Accounts (as restated)............................. 37


    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
   2.01   Amended and Restated Agreement and Plan of Merger dated as of July 7,
          1997, among MediQual Systems, Inc., Hub Merger Corp., and
          Registrant (1)

   2.02 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (11)

   3.01   Amended and Restated Articles of Incorporation of the Registrant, as amended. (2)

   3.02   Restated Code of Regulations of the Registrant, as amended. (3)

   4.01   Specimen Certificate for the Registrant's Class A Common Shares. (14)

   4.02 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 6 1/2% Notes Due 2004 and 6% Notes Due
          2006. (3)

   4.03 Indenture between the Registrant and Bank One, Columbus, NA, Trustee dated as of April 18, 1997 (as of the date hereof, no securities have been issued pursuant to the Indenture). (4)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
          Other long-term debt agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K and the
          Registrant agrees to furnish copies of such agreements to the SEC upon its request.

  10.01   Stock Incentive Plan of the Registrant, as amended.  (7) *

  10.02   Directors' Stock Option Plan of the Registrant, as amended and restated.  (7)

  10.03   Equity Incentive Plan of the Registrant, as amended *

  10.04   1990 Stock Option Plan of Medicine Shoppe International, Inc. (9)*

  10.05   Employee Incentive Stock Option Plan of Medicine Shoppe International, Inc. (9)*

  10.06   Executive Choice Plan of Medicine Shoppe International, Inc. (9)*

  10.07   PCI Services, Inc. Stock Option Plan, as amended (8)*

  10.08   Employment Agreement dated August 26, 1995, among Medicine Shoppe,
          David A. Abrahamson and the Registrant. (10)*

  10.09   Employment Agreement dated July 23, 1996, among PCI Services, Inc.,
          Daniel F. Gerner, and the Registrant. (12)*

  10.10 Form of Indemnification Agreement between the Registrant and individual directors.

  10.11   Form of Indemnification Agreement between the Registrant and individual officers. *

  10.12   Split Dollar Agreement dated April 16, 1993, among the Registrant,
          Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter. (7)*

  10.13 Lease for portions of the Registrant's Columbus Investment Property dated July 7, 1958, as amended. (5)

  10.14 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective July 1, 1997. (15)*

  10.15   Cardinal Health, Inc. Performance-Based Incentive Compensation Plan. (13)*

  10.16   Shareholders Agreement dated July 13, 1984, as amended.  (6)

  10.17 Master Agreement and related documents, dated as of July 16, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta. (10)

  10.18   Vendor Program Agreement dated as of October 10, 1991 by and between
          General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, and June 23,
          1997. (10, except for Rider 5, which was filed as an exhibit to the Annual Report on Form 10-K referenced in note 14, below)

  10.19 Participation Agreement and related documents, dated as of June 23, 1997, among the Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc. (14)

  10.20   Pharmaceutical Services Agreement, dated as of August 1, 1996, between
          Kmart Corporation and Cardinal Health. (12)

  11.01   Statement concerning computation of per share earnings (as restated).

  21.01   List of subsidiaries of the Registrant. (14)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  23.01   Consent of Deloitte & Touche LLP.

  23.02   Consent of Ernst & Young LLP.

  23.03   Consent of Price Waterhouse LLP.

  27.01   Financial Data Table (as restated)

  99.01   Statement Regarding Forward-Looking Information. (14)

--------------

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

(5) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

(6) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

(7) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (No. 0-12591) and incorporated herein by reference.

(8) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-11803-01) and incorporated herein by reference.

(9) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 33-63283-01) and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (No. 0-12591) and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's current report on Form 8-K/A filed with the SEC on August 27, 1997, and incorporated herein by reference.

(12) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (No. 0-12591) and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (No. 0-12591) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (No. 0-12591) filed with the Commission on September 29, 1997, and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-12591) filed with the Commission on November 14, 1997 and incorporated herein by reference.


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

                                CARDINAL HEALTH, INC.



January 7, 1998                By: /s/ DAVID BEARMAN

                                   David Bearman
                                   Executive Vice President and Chief Financial
                                   Officer (principal financial officer)

                               By: /s/ RICHARD J. MILLER

                                   Richard J. Miller
                                   Vice President, Controller and
                                   Principal Accounting Officer

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (AS RESTATED) (3)
                                 (IN THOUSANDS)



                       COLUMN A                       COLUMN B            COLUMN C              COLUMN D       COLUMN E
-------------------------------------------------- ------------- --------------------------- -------------- ----------------

                                                    BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE AT
                                                     BEGINNING     COSTS AND       OTHER                         END
                   DESCRIPTION                       OF PERIOD     EXPENSES     ACCOUNTS (1) DEDUCTIONS (2)    OF PERIOD
-------------------------------------------------- ------------- ------------- ------------- -------------- ----------------
Fiscal Year 1997:
      Accounts receivable                              $36,803       $ 8,073       $  410       $(10,334)        $34,952
      Finance notes receivable                           9,081            --           --           (902)          8,179
      Net investment in sales-type leases                5,026            --           --           (152)          4,874
                                                       -------       -------       ------       --------         -------

                                                       $50,910       $ 8,073       $  410       $(11,388)        $48,005
                                                       =======       =======       ======       ========         =======

Fiscal Year 1996:
      Accounts receivable                              $34,606       $ 9,720       $1,452       $ (8,975)        $36,803
      Finance notes receivable                           9,274           650           --           (843)          9,081
      Net investment in sales-type leases                2,900         2,126           --             --           5,026
                                                       -------       -------       ------       --------         -------

                                                       $46,780       $12,496       $1,452       $ (9,818)        $50,910
                                                       =======       =======       ======       ========         =======

Fiscal Year 1995:
      Accounts receivable                              $27,181       $12,861       $2,025       $ (7,461)        $34,606
      Finance notes receivable                           8,661         1,766           --         (1,153)          9,274
      Net investment in sales-type leases                2,747           153           --             --           2,900
                                                       -------       -------       ------       --------         -------

                                                       $38,589       $14,780       $2,025       $ (8,614)        $46,780
                                                       =======       =======       ======       ========         =======

1 During fiscal 1997, 1996 and 1995 recoveries of amounts provided for or written off in prior years were $410,000, $332,000 and $197,000, respectively. Increases in the reserves as a result of acquisitions accounted for as purchases were $1,120,000 and $1,828,000 in fiscal 1996 and 1995, respectfully.

2    Write-off of uncollectible accounts.

3 Amounts herein have been restated retroactively to reflect the merger with PCI Services, Inc. See Note 17 of "Notes to the Consolidated Financial Statements".