Form 10-Q/A
period 1997-09-30
CARDINAL HEALTH INC
filed 1998-01-07
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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


                          Yes        X              No
                              ---------------          --------------

         The number of Registrant's Common Shares outstanding at the close of business on October 31, 1997 was as follows:

               Common Shares, without par value: 109,345,550
                                                ---------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                        PAGE NO.
Part I.  FINANCIAL INFORMATION:


Item 1.  Financial Statements:

         Consolidated Statements of Earnings for the Three Months Ended
         September 30, 1997 and 1996 (as restated).........................   3

         Consolidated Balance Sheets at September 30, 1997 and
         June 30, 1997 (as restated).......................................   4

         Consolidated Statements of Cash Flows for the Three Months Ended
         September 30, 1997 and 1996 (as restated).........................   5

         Notes to Consolidated Financial Statements (as restated)..........   6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition...........................................   9


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K..................................  12

* Items omitted from this Form 10-Q/A (Amendment No. 1) are either included in the Company's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

                          PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             Three Months Ended September 30,

                                                    1997          1996
                                                 (Restated)    (Restated)
                                              -------------  -------------

Net revenues                                  $   2,869,971  $   2,535,476

Cost of products sold                             2,644,106      2,341,648
                                              -------------  -------------

Gross margin                                        225,865        193,828

Selling, general and administrative expenses        135,054        124,156

Merger-related costs                                 (2,183)          (158)
                                              -------------  -------------

Operating earnings                                   88,628         69,514

Other income (expense):
  Interest expense                                   (5,005)        (6,606)
  Other, net-- primarily interest income              4,962          2,837
                                              -------------  -------------

Earnings before income taxes                         88,585         65,745

Provision for income taxes                           34,545         26,419
                                              -------------  -------------

Net earnings                                  $      54,040  $      39,326
                                              =============  =============

Earnings per Common Share:
  Primary                                     $        0.49  $        0.37
  Fully diluted                               $        0.49  $        0.37

Weighted average number of Common
  Shares outstanding:
     Primary                                        110,777        105,945
     Fully diluted                                  110,940        106,150


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                     September 30,    June 30,
                                                                        1997           1997
                                                                     (Restated)     (Restated)
                                                                    -----------    -----------

   ASSETS
      Current assets:
        Cash and equivalents                                        $   180,515    $   243,061
        Trade receivables                                               691,063        672,164
        Current portion of net investment in sales-type leases           57,664         40,997
        Merchandise inventories                                       1,614,140      1,436,220
        Prepaid expenses and other                                      111,648         94,668
                                                                    -----------    -----------

          Total current assets                                        2,655,030      2,487,110
                                                                    -----------    -----------

      Property and equipment, at cost                                   492,539        477,420
        Accumulated depreciation and amortization                      (206,573)      (199,949)
                                                                    -----------    -----------
        Property and equipment, net                                     285,966        277,471

      Other assets:
        Net investment in sales-type leases, less current portion       119,538        118,563
        Goodwill and other intangibles                                  120,948        122,104
        Other                                                            78,007         86,502
                                                                    -----------    -----------

          Total                                                     $ 3,259,489    $ 3,091,750
                                                                    ===========    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes  payable, banks                                       $    22,329    $    22,159
        Current portion of long-term obligations                          5,095          6,158
        Accounts payable                                              1,239,463      1,135,951
        Other accrued liabilities                                       227,647        225,165
                                                                    -----------    -----------

          Total current liabilities                                   1,494,534      1,389,433
                                                                    -----------    -----------

      Long-term obligations, less current portion                       277,882        277,766
      Deferred income taxes and other liabilities                        89,580         89,821

      Shareholders' equity:
        Common Shares, without par value                                656,596        645,051
        Retained earnings                                               753,138        701,896
        Common Shares in treasury, at cost                               (6,432)        (6,373)
        Other                                                            (5,809)        (5,844)
                                                                    -----------    -----------

          Total shareholders' equity                                  1,397,493      1,334,730
                                                                    -----------    -----------

             Total                                                  $ 3,259,489    $ 3,091,750
                                                                    ===========    ===========


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)








                                                                           Three Months Ended September 30,
                                                                                   1997         1996
                                                                                 (Restated)   (Restated)
                                                                                 ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $  54,040    $  39,326
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                     15,323       10,829
   Provision for bad debts                                                            3,057        2,013
   Change in operating assets and liabilities
      Increase in trade receivables                                                 (21,956)     (46,348)
      Increase in merchandise inventories                                          (177,920)    (317,797)
      (Increase) decrease in net investment in sales-type leases                    (17,642)       3,414
      Increase in accounts payable                                                  103,512      114,570
      Other operating items, net                                                     (6,658)       5,780
                                                                                  ---------    ---------

   Net cash used in operating activities                                            (48,244)    (188,213)
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                         315        1,324
   Additions to property and equipment                                              (20,783)     (14,487)
   Purchase of marketable securities available-for-sale                                  --       (3,400)
                                                                                  ---------    ---------

   Net cash used in investing activities                                            (20,468)     (16,563)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                    170           --
   Reduction of long-term obligations                                                (2,332)      (2,936)
   Proceeds from issuance of Common Shares                                           11,093       19,171
   Tax benefit of stock options                                                          --        5,075
   Dividends paid on Common Shares                                                   (2,722)      (1,919)
   Purchase of treasury shares                                                          (43)      (1,526)
                                                                                  ---------    ---------

   Net cash provided by financing activities                                          6,166       17,865
                                                                                  ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                                                (62,546)    (186,911)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         243,061      312,030
                                                                                  ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                             $ 180,515    $ 125,119
                                                                                  =========    =========

                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
                                   (UNAUDITED)

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

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10-K/A (Amendment No. 1) filed on January 7, 1998.

Note 2. Net earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and the dilutive effect of stock options from the date of grant, computed using the treasury stock method.

Note 3. Costs related to various mergers effected in fiscal 1997 and 1996 totaling approximately $2.2 million ($1.3 million, net of tax) and $0.2 million ($0.1 million, net of tax), were recorded during the three months ended September 30, 1997 and 1996, respectively, related to integrating the operations of the merged companies.

          The Company estimates that it will incur additional merger related costs related to the various mergers of approximately $9.5 million ($5.7 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

Note 4. On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual.

          On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $418 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed transaction with Bergen. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of these charges cannot be estimated at this time. Merger related costs incurred prior to consummation of the merger will be deferred and expensed upon consummation. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

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


     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will require adoption in fiscal 1999. These new statements will not impact the Company's financial statements, but may require additional disclosures. The Company is presently evaluating the applicability of SFAS No.'s 130 and 131 to its operations.

Note 6. Subsequent to the issuance of the Company's financial statements for the first quarter of fiscal 1998 and following discussions with the Staff of the Securities and Exchange Commission resulting from the Staff's review of the Company's financial statements in connection with the Company's Registration Statement on Form S-4 relating to the MediQual transaction, the Company determined: (1) that certain merger related costs originally recorded in the period in which the merger was consummated should be recorded when such cost was incurred; (2) that certain restructuring and other costs (which were previously reported as merger related or unusual items) should be reclassified as part of selling, general and administrative expenses; and (3) that the recognition of certain manufacturers incentives should be deferred as a reduction of the inventory value until the sale of such inventory. As a result, the Company's financial statements for the quarters ended September 30, 1997 and 1996 have been restated from amounts previously reported.

          The effect of these items on the accompanying financial statements is summarized as follows:



                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                1997                           1996
                                  1997        Previously        1996        Previously
                               AS RESTATED     REPORTED      AS RESTATED     REPORTED
                               -----------    -----------    -----------    -----------


Net revenues                   $ 2,869,971    $ 2,869,971    $ 2,535,476    $ 2,535,476
Cost of products sold            2,644,106      2,647,506      2,341,648      2,338,348
                               -----------    -----------    -----------    -----------

Gross margin                       225,865        222,465        193,828        197,128
Selling, general and
administrative expenses           (135,054)      (133,520)      (124,156)      (124,156)
Merger related costs                (2,183)                         (158)
                               -----------    -----------    -----------    -----------
Operating earnings                  88,628         88,945         69,514         72,972
Other income (expense):
  Interest expense                  (5,005)        (5,005)        (6,606)        (6,606)
  Other, net-primarily
  interest income                    4,962          4,962          2,837          2,837
                               -----------    -----------    -----------    -----------
Earnings before income taxes        88,585         88,902         65,745         69,203
Provision for income taxes          34,545         34,672         26,419         27,802
                               -----------    -----------    -----------    -----------

Net earnings                   $    54,040    $    54,230    $    39,326    $    41,401
                               ===========    ===========    ===========    ===========

Earnings per Common Share
  Primary                      $      0.49    $      0.49    $      0.37    $      0.39
  Fully diluted                $      0.49    $      0.49    $      0.37    $      0.39

End of Period:
  Total assets                 $ 3,259,489    $ 3,272,885    $ 3,091,750    $ 3,108,546
  Shareholders' equity         $ 1,397,493    $ 1,395,153    $ 1,334,730    $ 1,332,200



Weighted Average Shares
Outstanding:
  Primary                          110,777        110,777        105,945        105,945
  Fully diluted                    110,940        110,940        106,150        106,150

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of September 30, 1997 and June 30, 1997, and for the consolidated statements of earnings for the three months ended September 30, 1997 and 1996. This should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10-K/A (Amendment No. 1) filed on January 7, 1998.

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

     Subsequent to the issuance of the Company's financial statements for the first quarter of fiscal 1998 and following discussions with the Staff of the Securities and Exchange Commission resulting from the Staff's review of the Company's financial statements in connection with the Company's Registration Statement on Form S-4 relating to the MediQual transaction, the Company determined: (1) that certain merger related costs originally recorded in the period in which the merger was consummated should be recorded in the period of incurrence; (2) that certain restructuring and other costs should be reclassified as part of selling, general and administrative expenses; and (3) that certain manufacturers incentives should be deferred as a reduction of the inventory value until the sale of such inventory. As a result, the Company's financial statements for the quarters ended September 30, 1997 and 1996 have been restated from amounts previously reported. See Note 6 of "Notes to Consolidated Financial Statements" for a further discussion of the restatements.

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

     Gross Margin. For the three months ended September 30, 1997 and 1996, gross margin as a percentage of net revenues was 7.87% and 7.65%, respectively. The increase in the gross margin percentage is a result of a higher mix of Services revenues in the first quarter of fiscal 1998 versus the same period of a year ago (9% in fiscal 1998 versus 7% in fiscal 1997). The Service businesses gross margin rate was 30.72% versus 34.29% last year. The decrease is primarily a function of the relatively higher revenue growth experienced in the pharmacy management operations, which have lower margins relative to the other Service businesses. The Distribution gross margin remained stable at 5.56% in the current period, as the impact of lower selling margins, due to a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers, were offset by increases in merchandising incentives provided by the Company's vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.71% for the three months ended September 30, 1997 from 4.90% for the prior period. The improvement reflects economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. Similar to gross margins, the shift in the current quarter to a greater mix of Services business caused a higher level of expenses (Services have a 17.93% ratio of expenses to revenues compared to Distribution with a ratio of 3.12%). The 9% growth in selling, general and administrative expenses experienced in the first quarter of fiscal 1998 was due primarily to increases in personnel costs and depreciation expense.

     Merger Related Costs. Costs of integrating the operations of the various companies are recorded as merger costs when incurred. During the three months ended September 30, 1997 and 1996, the Company recorded approximately $2.2 million ($1.3 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, of such costs. The effect of the merger related costs recorded during the three months ended September 30, 1997 was to reduce net earnings by $1.3 million to $54.0 million and to reduce reported fully diluted earnings per common share by $.01 per share to $.49 per share.

     The Company estimates that it will incur additional merger related costs related to the various mergers it has completed of approximately $9.5 million ($5.7 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,160 million at September 30, 1997 from $1,098 million at June 30, 1997. This increase included additional investments in merchandise inventories and trade receivables of $177.9 million and $18.9 million, respectively. Offsetting the increases in working capital was a decrease in cash and equivalents of $62.5 million and an increase in accounts payable of $103.5 million. The increase in merchandise inventories reflects the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's net revenues growth (see "Net Revenues" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $15.1 million from June 30, 1997. The property acquired included increased investment in management information systems and customer support systems.

     Shareholders' equity increased to $1,397.5 million at September 30, 1997 from $1,334.7 million at June 30, 1997, primarily due to net earnings of $54.0 million and the investment of $11.1 million by employees of the Company through various stock incentive plans during the first quarter of fiscal 1998.


OTHER

     On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is not expected to be significant. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual.

     On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 40 million Common Shares in the transaction and will also assume approximately $418 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed transaction with Bergen. Since the merger has not yet been consummated and transition plans are currently being developed, the amount of these charges cannot be estimated at this time. Merger-related costs incurred prior to consummation of the merger will be deferred and expensed upon consummation. The merger is expected to be completed by the end of the third quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals.

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

EXHIBIT                         EXHIBIT DESCRIPTION
NUMBER

      2.01 Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (1)

      2.02 Amendment dated as of November 4, 1997 to the Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (4)

      2.03 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (2)

     10.01 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective July 1, 1997 (4) *

     11.01  Computation of Per Share Earnings (as restated)

     27.01  Financial Data Schedule (as restated)

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

(4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-12591) and incorporated herein by reference.


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