Form 10-Q
period 1997-12-31
CARDINAL HEALTH INC
filed 1998-02-11
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997               Commission File Number 0-12591



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

         The number of Registrant's Common Shares outstanding at the close of business on January 31, 1998 was as follows:

                  Common Shares, without par value: 109,663,304

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ----------------------


Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Fiscal Quarter and Six
           Months Ended December 31, 1997 and 1996............................................         3

           Consolidated Balance Sheets at December 31, 1997 and
           June 30, 1997......................................................................         4

           Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 1997 and 1996.........................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         8


Part II.   Other Information:
           ------------------


Item 1.    Legal Proceedings..................................................................        11

Item 4.    Submission of Matters to a Vote of Security Holders................................        12

Item 6.    Exhibits and Reports on Form 8-K...................................................        12

*  Items deleted are inapplicable.

                          PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Fiscal Quarter Ended              Six Months Ended
                                                ----------------------------    ----------------------------
                                                December 31,    December 31,    December 31,    December 31,
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Net revenues                                     $3,130,505      $2,816,406      $6,000,476      $5,351,882

Cost of products sold                             2,881,607       2,592,548       5,525,713       4,934,196
                                                 ----------      ----------      ----------      ----------

Gross margin                                        248,898         223,858         474,763         417,686

Selling, general and administrative expenses        135,211         127,413         270,265         251,569

Merger-related costs                                 (3,189)        (18,016)         (5,372)        (18,174)
                                                 ----------      ----------      ----------      ----------

Operating earnings                                  110,498          78,429         199,126         147,943

Other income (expense):
   Interest expense                                  (5,160)         (7,368)        (10,165)        (13,974)
   Other, net--primarily interest income              3,099           1,684           8,061           4,521
                                                 ----------      ----------      ----------      ----------

Earnings before income taxes                        108,437          72,745         197,022         138,490

Provision for income taxes                           42,258          31,419          76,804          57,838
                                                 ----------      ----------      ----------      ----------

Net earnings                                     $   66,179      $   41,326      $  120,218      $   80,652
                                                 ==========      ==========      ==========      ==========

Net earnings per Common Share:
   Basic                                         $     0.60      $     0.38      $     1.10      $     0.76
   Diluted                                       $     0.60      $     0.38      $     1.08      $     0.75

Weighted average number of Common
   Shares outstanding:
      Basic                                         109,422         107,543         109,257         105,914
      Diluted                                       111,122         109,339         110,956         107,642

                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  December 31,       June 30,
                                                                      1997            1997
                                                                  ------------     ----------
ASSETS
   Current assets:
     Cash and equivalents                                          $  111,654      $  243,061
     Trade receivables, net                                           752,331         672,164
     Current portion of net investment in sales-type leases            46,837          40,997
     Merchandise inventories                                        1,938,526       1,436,220
     Prepaid expenses and other                                       105,210          94,668
                                                                   ----------      ----------

       Total current assets                                         2,954,558       2,487,110
                                                                   ----------      ----------

   Property and equipment, at cost                                    514,221         477,420
     Accumulated depreciation and amortization                       (210,075)       (199,949)
                                                                   ----------      ----------
     Property and equipment, net                                      304,146         277,471

   Other assets:
     Net investment in sales-type leases, less current portion        141,174         118,563
     Goodwill and other intangibles                                   121,230         122,104
     Other                                                             81,383          86,502
                                                                   ----------      ----------

        Total                                                      $3,602,491      $3,091,750
                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks                                          $  119,747      $   22,159
     Current portion of long-term obligations                           6,333           6,158
     Accounts payable                                               1,433,465       1,135,951
     Other accrued liabilities                                        209,783         225,165
                                                                   ----------      ----------

       Total current liabilities                                    1,769,328       1,389,433
                                                                   ----------      ----------

   Long-term obligations, less current portion                        275,615         277,766
   Deferred income taxes and other liabilities                         85,988          89,821

   Shareholders' equity:
     Common Shares, without par value                                 667,858         645,051
     Retained earnings                                                816,661         701,896
     Common Shares in treasury, at cost                                (7,356)         (6,373)
     Other                                                             (5,603)         (5,844)
                                                                   ----------      ----------

       Total shareholders' equity                                   1,471,560       1,334,730
                                                                   ----------      ----------

        Total                                                      $3,602,491      $3,091,750
                                                                   ==========      ==========

                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Six Months Ended
                                                                                   ---------------------------
                                                                                   December 31,   December 31,
                                                                                       1997           1996
                                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                     $ 120,218      $  80,652
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                       30,910         25,280
   Provision for bad debts                                                              5,856          4,427
   Change in operating assets and liabilities:
      Increase in trade receivables                                                   (86,023)      (109,258)
      Increase in merchandise inventories                                            (502,306)      (450,167)
      Increase in net investment in sales-type leases                                 (28,451)           (35)
      Increase in accounts payable                                                    297,514        241,842
      Other operating items, net                                                      (26,555)        (2,972)
                                                                                    ---------      ---------

   Net cash used in operating activities                                             (188,837)      (210,231)
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                         1,365          1,949
   Additions to property and equipment                                                (54,012)       (34,175)
   Purchase of marketable securities available-for-sale                                    --         (3,400)
   Proceeds from sale of marketable securities available-for-sale                          --         20,550
                                                                                    ---------      ---------

   Net cash used in investing activities                                              (52,647)       (15,076)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                   97,588          2,272
   Reduction of long-term obligations                                                  (4,109)       (27,734)
   Proceeds from long-term obligations                                                    526             --
   Proceeds from issuance of Common Shares                                             19,270         24,984
   Tax benefit of stock options                                                         3,238          6,825
   Dividends paid on Common Shares and cash paid in lieu
      of fractional shares                                                             (5,453)        (3,882)
   Purchase of treasury shares                                                           (983)        (1,728)
                                                                                    ---------      ---------

   Net cash provided by financing activities                                          110,077            737
                                                                                    ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                                 (131,407)      (224,570)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                           243,061        312,030
                                                                                    ---------      ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $ 111,654      $  87,460
                                                                                    =========      =========

                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1. The consolidated financial statements of Cardinal Health Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10K/A (Amendment No.1) filed on January 7, 1998.

Note 2. The Company arranges for bulk deliveries to be made to customer warehouses. Revenues for these deliveries are excluded from net revenues and totaled $0.8 billion and $0.6 billion for the quarters ending December 31, 1997 and 1996, respectively, and $1.4 billion and $1.2 billion during the six months ended December 31, 1997 and 1996, respectively. The service fees related to bulk deliveries are included in net revenues and were not significant in any of the periods presented.

Note 3. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the quarter ended December 31, 1997. In accordance with the provisions of the Standard, all prior periods presented have been restated to comply with SFAS No. 128. Basic earnings per Common Share ("Basic")is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

Note 4. Costs related to various mergers effected in fiscal 1997 and 1996, totaling approximately $3.2 million ($1.9 million, net of tax) and $5.4 million ($3.3 million, net of tax), were recorded during the three and six months ended December 31, 1997, respectively, related to integrating the operations of the merged companies. During the three and six months ended December 31, 1996, merger related costs totaling $18.0 million ($13.1 million, net of tax) and $18.2 million ($13.1 million, net of tax), respectively, were recorded. These costs include approximately $13.8 million for transaction and employee related costs associated with the Company's merger with PCI Services, Inc. ("PCI"), which was completed on October 11, 1996 (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger), with the remaining amount in each period related to integrating the operations of the various merged companies.

          The Company estimates that it will incur additional merger related costs related to various mergers it has completed of approximately $6.3 million ($3.8 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

          Note 5. On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is estimated to be approximately $4 million. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual. A Special Meeting of MediQual Shareholders to vote on this transaction is scheduled for February 18, 1998.

          On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 41 million Common Shares in the transaction and will also assume approximately $646 million in long-term debt. In connection with the merger, the companies expect to incur investment banking, legal, accounting, and other related transaction costs and fees. Additionally, the companies expect to incur other merger related costs associated with the integration of the separate companies and institution of efficiencies anticipated as a result of the merger. Based on information currently available, the total amount of merger related charges to be recognized in connection with the merger is estimated to be between $100 and $130 million, after tax. These merger related expenses will be charged to expense in the period in which the merger is consummated, or in subsequent periods, when incurred. Merger related costs incurred prior to consummation of the merger will be deferred and expensed upon consummation. Since the merger has not yet been consummated, the merger expenses can only be estimated at this time, and are subject to revision as further information becomes available. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approvals by the stockholders of Bergen and the Company's shareholders, and the receipt of certain regulatory approvals. Shareholders of both companies will vote on the transaction at Special Meetings of Shareholders scheduled for February 20, 1998.

Note 6. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which will require adoption in fiscal 1999. These new statements will not impact the Company's financial statements, but may require additional disclosures. The Company is presently evaluating the applicability of SFAS No.'s 130 and 131 to its operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of December 31, 1997 and June 30, 1997, and for the consolidated statements of earnings for the three and six month periods ended December 31, 1997 and 1996. This should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10K/A (Amendment No. 1) filed on January 7, 1998.

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

RESULTS OF OPERATIONS

     Net Revenues. Net revenues for the second quarter of fiscal 1998 and for the six month period ended December 31, 1997 increased 11% and 12%, respectively, as compared to the prior year. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing 91% of total revenues) grew at a rate of 12% during the three and six months ended December 31, 1997, while Service businesses (those that provide services to the healthcare industry through pharmacy franchising, pharmacy automation equipment, pharmacy management, and pharmaceutical packaging) grew at a rate of 17% and 18% during the three and six months ended December 31, 1997, respectively, primarily on the strength of the Company's pharmacy automation and pharmacy management businesses. The majority of the revenue increase (approximately 80% for the three and six month periods ended December 31, 1997) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     Gross Margin. For the three months ended December 31, 1997 and 1996, gross margin as a percentage of net revenues remained stable at 7.95% for both periods. For the six month periods ended December 31, 1997 and 1996, gross margin as a percentage of revenue was 7.91% and 7.80%, respectively. The increase in the gross margin percentage for the six month period is a result of a higher mix of Services revenues during the six months ended December 31, 1997 compared to the same period of a year ago (9% in fiscal 1998 versus 8% in fiscal
1997). The Service businesses gross margin as a percentage of revenues for the second quarter of fiscal 1998 and fiscal 1997 was 31.27% and 32.63%, respectively, and 31.01% and 33.33% for the six months ended December 31, 1997 and 1996, respectively. The decrease is primarily a function of the relatively higher revenue growth experienced in the pharmacy management operations, which have lower margins relative to the other Service businesses. The Distribution businesses gross margin as a percentage of revenues decreased for the second quarter of the current fiscal year from 5.56% a year ago to 5.40%. During the six month period ended December 31, 1997, the Distribution businesses gross margin percentage rate decreased from 5.56% a year ago to 5.47%. These decreases are primarily due to the impact of lower selling margins, as a result of a highly competitive market, and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.32% in the second quarter of fiscal 1998 compared to 4.52% in the prior year, and 4.50% for the six month period ended December 31, 1997 compared to 4.70% in the prior year. The improvements in the second quarter and the six month period reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The growth in the business, combined with a shift towards a greater mix of service business (Service businesses had a 15.49% and 16.66% ratio of expenses to revenues for the three and six month periods ending December 31, 1997, respectively, compared to Distribution businesses with a ratio of 2.95% and 3.00%, during the same periods) has caused the increase in expense in the current periods. The 6% and 7% growth in selling, general and administrative expenses experienced in the second quarter of fiscal 1998 and in the six months ended December 31, 1997, respectively, were due primarily to increases in personnel costs and depreciation expense.

     Merger Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger costs when incurred. Costs related to various mergers effected in fiscal 1997 and 1996 totaling approximately $3.2 million ($1.9 million, net of tax) and $5.4 million ($3.3 million, net of tax), were recorded during the three and six months ended December 31, 1997, respectively, related to integrating the operations of the merged companies. During the three and six months ended December 31, 1996, merger related costs totaling $18.0 million ($13.1 million, net of tax) and $18.2 million ($13.1 million, net of tax), respectively, were recorded. These costs include approximately $13.8 million for transaction and employee related costs associated with the Company's merger with PCI, which was completed on October 11, 1996 (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger), with the remaining amount in each period related to integrating the operations of the various merged companies.

      The effect of the merger related costs recorded during the three months ended December 31, 1997 and 1996 was to reduce net earnings by $1.9 million to $66.2 million and $13.1 million to $41.3 million, respectively, and to reduce reported diluted earnings per common share by $0.01 per share to $0.60 per share and by $0.12 per share to $0.38 per share, respectively. The effect of the merger related costs recorded during the six months ended December 31, 1997 and 1996 was to reduce net earnings by $3.3 million to $120.2 million and $13.1 million to $80.7 million, respectively, and to reduce reported diluted earnings per common share by $0.03 per share to $1.08 per share and by $0.12 per share to $0.75 per share, respectively.

        The Company estimates that it will incur additional merger related costs related to the various mergers it has completed of approximately $6.3 million ($3.8 million, net of tax) in future periods (primarily fiscal 1998) in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     Other Income (Expense). The decrease in interest expense of $2.2 million in the second quarter of fiscal 1998 compared to fiscal 1997 and $3.8 million for the six month period ended December 31, 1997 compared to the prior year is primarily due to extinguishment of the Company's $100 million 8% Notes on March 1, 1997. The increase in other income is due to higher investment income, in part due to better asset management in the six month period ended December 31, 1997 when only $131 million of cash was used, compared to a use of $225 million in the six month period ended December 31, 1996.

     Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings was 39% and 43% for the second quarter of fiscal 1998 and 1997, respectively and 39% and 42% for the six month periods ended December 31, 1997 and 1996, respectively. The decrease in the effective tax rate is primarily due to the impact of certain non-deductible merger related costs recorded in the second quarter of fiscal 1997, and a reduction in the state effective tax rate as a result of the change in the Company's business mix.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,185 million at December 31, 1997 from $1,098 million at June 30, 1997. This increase included additional investments in merchandise inventories and trade receivables of $502 million and $80 million, respectively. Offsetting the increases in working capital was a decrease in cash and equivalents of $131 million and an increase in accounts payable of $298 million. The increase in merchandise inventories reflects normal seasonal purchases of pharmaceutical inventories and the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's net revenues growth (see "Net Revenues" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $36.8 million from June 30, 1997. The property acquired included increased investment in management information systems and customer support systems.

     Shareholders' equity increased to $1,471.6 million at December 31, 1997 from $1,334.7 million at June 30, 1997, primarily due to net earnings of $120.2 million and the investment of $19.3 million by employees of the Company through various stock incentive plans during the six month period ended December 31, 1997.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to pending business combinations. See "Other" below.


OTHER

       On May 27, 1997, the Company announced that it had entered into a definitive merger agreement with MediQual Systems, Inc. ("MediQual"), pursuant to which MediQual will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company estimates that it will issue approximately 0.6 million Common Shares. Upon consummation of the merger, the Company will record a merger related charge to reflect transaction and other costs incurred as a result of the merger. The amount of this charge is estimated to be approximately $4 million. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approval by shareholders of MediQual. A Special Meeting of MediQual Shareholders to vote on this transaction is scheduled for February 18, 1998.

          On August 23, 1997, the Company signed a definitive merger agreement with Bergen Brunswig Corporation ("Bergen"), a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company will issue approximately 41 million Common Shares in the transaction and will also assume approximately $646 million in long-term debt. In connection with the merger, the companies expect to incur investment banking, legal, accounting, and other related transaction costs and fees. Additionally, the companies expect to incur other merger related costs associated with the integration of the separate companies and institution of efficiencies anticipated as a result of the merger. Based on information currently available, the total amount of merger related charges to be recognized in connection with the merger is estimated to be between $100 and $130 million, after tax. These merger related expenses will be charged to expense in the period in which the merger is consummated, or in subsequent periods, when incurred. Merger related costs incurred prior to consummation of the merger will be deferred and expensed upon consummation. Since the merger has not yet been consummated, the merger expenses can only be estimated at this time, and are subject to revision as further information becomes available. The merger is expected to be completed in the first quarter of calendar 1998, subject to the satisfaction of certain conditions, including approvals by Bergen's and the Company's shareholders, and the receipt of certain regulatory approvals. Shareholders of both companies will vote on the transaction at Special Meetings of Shareholders scheduled for February 20, 1998.

     The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company has completed a preliminary assessment of its year 2000 requirements and is currently correcting and replacing those systems which are not year 2000 compliant, in order to continue to meet its internal needs and those of its customers. The Company currently believes it will be able to modify or replace its affected systems in time to avoid any detrimental impact on its operations, and expects this process to be substantially completed by the end of calendar year 1998. The Company estimates that the costs of its year 2000 project will be approximately $20 million. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial statements in future periods.

     The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be timely converted, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     Along with other companies in its industry, the Company has been advised that bulk deliveries to be made to its customers' warehouses should be reported as revenues, rather than reporting as revenues only the service fees related to such bulk deliveries. Such service fees were not significant in any of the periods presented (see Note 2 of "Notes to Consolidated Financial Statements"). The Company will adopt such presentation beginning with its audited financial statements for its fiscal year ending June 30, 1998.

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

     On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs appealed this decision. On August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. On September 5, 1997, the wholesaler defendants filed a motion for this decision to be reconsidered by the Court of Appeals en banc. On October 8, 1997, the motion to reconsider was denied by the Court of Appeals. The wholesaler defendants have filed a petition seeking review of the Court of Appeals decision by the United States Supreme Court. Trial has been set for the Brand Name Prescription Drug Litigation in September 1998. Most recently, the wholesaler defendants have also been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. The Company continues to believe that the allegations against Cardinal and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) Registrant's 1997 Annual Meeting of Shareholders was held on November 5, 1997.

     (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Registrant's shareholders.

     (c)  Matters voted upon at the Annual Meeting were as follows:

          (1) Election of John F. Finn, John F. Havens, L. Jack Van Fossen, and Robert D. Walter as directors of the Company. The results of the shareholder vote were as follows: Mr. Finn- 91,609,872 for, 0 against, 2,309,541 withheld, and 0 broker non-votes; Mr. Havens-91,582,197 for, 0 against, 2,337,216 withheld, and 0 broker non-votes; Mr. Van Fossen- 91,604,427 for, 0 against, 2,314,986 withheld, and 0 broker non-votes; Mr. Walter- 91,601,091 for, 0 against, 2,318,322 withheld, and 0 broker non-votes.

          (2) Amendment to the Registrant's Equity Incentive Plan to revise provisions pertaining to outside director options. The results of the shareholder vote were as follows: 85,414,134 for, 8,222,635 against, 282,644 withheld, and 0 broker non-votes.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

   Exhibit                       Exhibit Description
   -------                       -------------------
   Number
   ------

      2.01 Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (1)

      2.02 Amendment dated as of November 4, 1997 to the Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (4)

      2.03 Amendment dated as of January 8, 1998 to the Amended and Restated Agreement and Plan of Merger dated as of July 7, 1997, among MediQual Systems, Inc., Hub Merger Corp., and Registrant (5)

      2.04 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (2)

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

(3) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (No. 0-12591), and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-12591), and incorporated herein by reference.

(5) Included as an annex to the Proxy Statement/Prospectus included with the Registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-4 (No. 333-30889), filed with the Commission on January 14, 1998, and incorporated herein by reference.


(b) Reports on Form 8-K:

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARDINAL HEALTH, INC.




Date:    February 11, 1998             By: /s/ Robert D. Walter
                                           --------------------
                                            Robert D. Walter
                                            Chairman and Chief Executive Officer




                                       By: /s/ David Bearman
                                           --------------------
                                           David Bearman
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)