Form 10-Q
period 1998-03-31
CARDINAL HEALTH INC
filed 1998-05-13
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission File Number 0-12591



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

         The number of Registrant's Common Shares outstanding at the close of business on April 30, 1998 was as follows:

                 Common Shares, without par value: 110,507,970
                                                   -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements:

           Consolidated Statements of Earnings for the Fiscal Quarter and Nine
           Months Ended March 31, 1998 and 1997...............................................         3

           Consolidated Balance Sheets at March 31, 1998 and
           June 30, 1997......................................................................         4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 1998 and 1997............................................................         5

           Notes to Consolidated Financial Statements.........................................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         8


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings..................................................................        12

Item 2.    Changes in Securities and Use of Proceeds..........................................        13

Item 4.    Submission of Matters to a Vote of Security Holders................................        13

Item 6.    Exhibits and Reports on Form 8-K...................................................        13

*  Items deleted are inapplicable.

                          PART I. FINANCIAL INFORMATION

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Fiscal Quarter Ended               Nine Months Ended
                                                   -------------------------------- --------------------------------
                                                     March 31,        March 31,       March 31,        March 31,
                                                        1998             1997            1998             1997
                                                   ---------------  --------------- ---------------  ---------------
Net revenues                                       $    3,381,479   $    2,825,500  $    9,381,955   $    8,177,382

Cost of products sold                                  (3,102,103)      (2,578,842)     (8,627,913)      (7,513,038)
                                                   ---------------  --------------- ---------------  ---------------

Gross margin                                              279,376          246,658         754,042          664,344

Selling, general and administrative expenses             (142,205)        (131,502)       (412,372)        (383,071)

Special charges:
  Mergers-related costs                                   (21,157)         (30,882)        (26,529)         (49,056)
  Facilities closures and employee severance               (8,634)               --         (8,634)               --
                                                   ---------------  --------------- ---------------  ---------------

Operating earnings                                        107,380           84,274         306,507          232,217

Other income (expense):
   Interest expense                                        (7,096)          (8,414)        (17,261)         (22,388)
   Other, net-- primarily interest income                     459              787           8,520            5,308
                                                   ---------------  --------------- ---------------  ---------------

Earnings before income taxes                              100,743           76,647         297,766          215,137

Provision for income taxes                                (44,431)         (34,466)       (121,234)         (92,304)
                                                   ---------------  --------------- ---------------  ---------------

Net earnings                                       $       56,312   $       42,181  $      176,532   $      122,833
                                                   ===============  =============== ===============  ===============

Net earnings per Common Share:
   Basic                                           $         0.51   $         0.39  $         1.61   $         1.15
   Diluted                                         $         0.50   $         0.38  $         1.58   $         1.13

Weighted average number of Common
   Shares outstanding:
      Basic                                               109,982          108,194         109,495          106,646
      Diluted                                             111,602          110,246         111,183          108,711


Cash dividends declared per Common Share           $         0.03   $        0.025  $         0.08   $         0.07



                 See notes to consolidated financial statements

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              March 31,                June 30,
                                                                                 1998                    1997
                                                                            ---------------         ----------------
   ASSETS
      Current assets:
        Cash and equivalents                                                $       90,151          $       243,061
        Trade receivables, net                                                     811,332                  672,164
        Current portion of net investment in sales-type leases                      70,779                   40,997
        Merchandise inventories                                                  2,157,814                1,436,220
        Prepaid expenses and other                                                 173,304                   94,668
                                                                            ---------------         ----------------

          Total current assets                                                   3,303,380                2,487,110
                                                                            ---------------         ----------------

      Property and equipment, at cost                                              537,672                  477,420
      Accumulated depreciation and amortization                                   (222,825)                (199,949)
                                                                            ---------------         ----------------
        Property and equipment, net                                                314,847                  277,471

      Other assets:
        Net investment in sales-type leases, less current portion                  155,500                  118,563
        Goodwill and other intangibles                                             120,745                  122,104
        Other                                                                       78,557                   86,502
                                                                            ---------------         ----------------

           Total                                                            $    3,973,029          $     3,091,750
                                                                            ===============         ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes payable, banks                                                $       85,941          $        22,159
        Current portion of long-term obligations                                     6,847                    6,158
        Accounts payable                                                         1,613,095                1,135,951
        Other accrued liabilities                                                  297,192                  225,165
                                                                            ---------------         ----------------

          Total current liabilities                                              2,003,075                1,389,433
                                                                            ---------------         ----------------

      Long-term obligations, less current portion                                  273,267                  277,766
      Deferred income taxes and other liabilities                                  149,285                   89,821

      Shareholders' equity:
        Common Shares, without par value                                           700,603                  645,051
        Retained earnings                                                          861,454                  701,896
        Common Shares in treasury, at cost                                          (8,626)                  (6,373)
        Other                                                                       (6,029)                  (5,844)
                                                                            ---------------         ----------------

          Total shareholders' equity                                             1,547,402                1,334,730
                                                                            ---------------         ----------------

             Total                                                          $    3,973,029          $     3,091,750
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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                   --------------------------------
                                                                                     March 31,        March 31,
                                                                                        1998            1997
                                                                                   --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $      176,532  $       122,833
   Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                           47,538           38,945
   Provision for bad debts                                                                  9,648            5,923
   Change in operating assets and liabilities:
      Increase in trade receivables                                                      (147,729)        (133,469)
      Increase in merchandise inventories                                                (721,594)        (283,324)
      Increase in net investment in sales-type leases                                     (66,719)          (3,660)
      Increase/(decrease) in accounts payable                                             476,887         (114,543)
      Other operating items, net                                                           61,922           27,880
                                                                                   --------------- ----------------

   Net cash used in operating activities                                                (163,515)        (339,415)
                                                                                   --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                             1,491            2,148
   Additions to property and equipment                                                    (77,698)         (52,613)
   Purchase of marketable securities available-for-sale                                        --           (3,400)
   Proceeds from sale of marketable securities available-for-sale                              --           57,735
                                                                                   --------------- ----------------

   Net cash (used in) provided by investing activities                                    (76,207)           3,870
                                                                                   --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                       63,782          127,684
   Reduction of long-term obligations                                                      (6,669)        (129,501)
   Proceeds from long-term obligations                                                        552              604
   Proceeds from issuance of Common Shares                                                 25,661           34,516
   Tax benefit of stock options                                                            13,913           10,500
   Dividends paid on Common Shares and cash paid in lieu
      of fractional shares                                                                 (8,193)          (6,388)
   Purchase of treasury shares                                                             (2,234)          (1,379)
                                                                                   --------------- ----------------

   Net cash provided by financing activities                                               86,812           36,036
                                                                                   --------------- ----------------

NET DECREASE IN CASH AND EQUIVALENTS                                                     (152,910)        (299,509)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               243,061          312,030
                                                                                   --------------- ----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $       90,151  $        12,521
                                                                                   =============== ================


                 See notes to consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1. The consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere herein, all such adjustments are of a normal and recurring nature.

          The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10K/A (Amendment No.1) filed on January 7, 1998.

Note 2. The Company arranges for bulk deliveries to be made to customer warehouses. Revenues for these deliveries are excluded from net revenues and totaled $0.7 billion and $0.6 billion for the quarters ending March 31, 1998 and 1997, respectively, and $2.1 billion and $1.8 billion during the nine months ended March 31, 1998 and 1997, respectively. The service fees related to bulk deliveries are included in net revenues and were not significant in any of the periods presented.

Note 3. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the quarter ended December 31, 1997. In accordance with the provisions of the Standard, all prior periods presented have been restated to comply with SFAS No. 128. Basic earnings per Common Share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

Note 4. On February 18, 1998, the Company completed a merger with MediQual Systems, Inc. ("MediQual"). The merger was accounted for as a pooling-of-interests. In the merger, the Company issued approximately 600,000 Common Shares to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase approximately 20,000 Common Shares of the Company. The historical cost of MediQual's assets combined was approximately $7.3 million and the total liabilities assumed were approximately $1.6 million. The impact of the MediQual merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the MediQual merger.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger costs when incurred. During the three and nine months ended March 31, 1998, the Company recorded $21.2 million ($18.5 million, net of tax) and $26.5 million ($21.8 million, net of tax), respectively, related to various mergers. Of the amount recorded during the third quarter of fiscal 1998, $13.3 million ($13.1 million, net of tax) related to transaction costs incurred to date in connection with the pending merger transaction with Bergen Brunswig Corporation ("Bergen") (see
          Note 7), $2.3 million ($2.1 million, net of tax) related to transaction costs incurred in connection with the MediQual merger (see
          Note 4), with the remaining $5.6 million ($3.3 million, net of tax) in the three-month period and $10.9 million ($6.6 million, net of tax) in the nine-month period, related to integrating the operations of companies that previously merged with Cardinal.

          During the three and nine months ended March 31, 1997, mergers-related costs totaling $30.9 million ($22.3 million, net of tax) and $49.1 million ($35.4 million, net of tax), respectively, were recorded. Of the amount recorded during the third quarter of fiscal 1997, approximately $13.1 million related to transaction and employee related costs, and $13.2 million to asset impairments, associated with the

          Company's merger with Owen Healthcare, Inc. ("Owen"), which was completed on March 18, 1997. Additionally, approximately $13.8 million for transaction and employee related costs associated with the Company's merger with PCI Services, Inc. ("PCI"), which was completed on October 11, 1996, were recorded during the nine month period ended March 31, 1997. The remaining amounts recorded in each of the respective periods related to integrating the operations of companies that previously merged with Cardinal.

          The Company estimates that it will incur additional mergers-related costs associated with the various mergers it has completed to date (excluding the Bergen merger - see Note 7) of approximately $6.2 million ($3.8 million, net of tax) in future periods (primarily fiscal 1998 and 1999) in order to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.


Note 6. During the three months ended March 31, 1998, the Company recorded a special charge of $8.6 million ($5.2 million, net of tax) related to the rationalization of its distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs for plans announced prior to March 31, 1998, including approximately $2.0 million incurred in connection with the final settlement of a labor dispute with former employees of the Company's Boston distribution facility, resulting in termination of the union relationship.


Note 7. On August 23, 1997, the Company signed a definitive merger agreement with Bergen, a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company expects to issue approximately 42 million Common Shares in the transaction and also expects to assume approximately $603 million in long-term debt. Shareholders of both companies approved the transaction on February 20, 1998. On March 9, 1998, the U.S. Federal Trade Commission (the "FTC") filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the merger. On March 17, 1998, the companies announced that they would contest the FTC's attempt to challenge the transaction. A court hearing is currently scheduled to begin on June 10, 1998. The companies have agreed not to consummate the merger pending a decision on the preliminary injunction, which is expected by the end of July 1998.

          In connection with the pending merger transaction with Bergen, the companies have incurred investment banking, legal, accounting, and other related transaction costs and fees. During the three months ended March 31, 1998, the Company expensed $13.3 million ($13.1 million, net of tax) related to transaction costs incurred to date (see Note 5). Based on information currently available, the total amount of merger-related charges to be recognized in connection with the merger (including those recorded to date) is estimated to be between $100 and $130 million, after tax. These merger-related expenses will be charged to expense in the period when incurred. Since the merger has not yet been consummated, the merger expenses can only be estimated at this time, and are subject to revision as further information becomes available.

Note 8. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which will require adoption in fiscal 1999. These new statements will not impact the Company's financial statements, but may require additional disclosures. The Company is presently evaluating the applicability of SFAS No.'s 130 and 131 to its operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Management's discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets as of March 31, 1998 and June 30, 1997, and for the consolidated statements of earnings for the three and nine month periods ended March 31, 1998 and 1997. On February 18, 1998, the Company completed a merger with MediQual, which was accounted for as a pooling-of-interests. The impact of the MediQual merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the MediQual merger (see Note 4 of "Notes to Consolidated Financial Statements"). This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended by the Form 10K/A (Amendment No. 1) filed on January 7, 1998.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in the Company's Form 10-K, Form 8-K and Form 10-Q and exhibits and amendments to those reports and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues for the third quarter of fiscal 1998 and for the nine-month period ended March 31, 1998 increased 20% and 15%, respectively, as compared to the prior year. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing 91% of total revenues) grew at a rate of 22% and 15% during the three and nine months ended March 31, 1998, respectively, while Service businesses (those that provide services to the healthcare industry primarily through pharmacy franchising, pharmacy automation equipment, pharmacy management, and pharmaceutical packaging) grew at a rate of 19% and 25% during the three and nine months ended March 31, 1998, respectively, primarily on the strength of the Company's pharmacy automation and pharmacy management businesses. The majority of the revenue increase (approximately 80% for the three and nine month periods ended March 31, 1998) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     Gross Margin. For the three months ended March 31, 1998 and 1997, gross margin as a percentage of net revenues was 8.26% and 8.73%, respectively. For the nine-month periods ended March 31, 1998 and 1997, gross margin as a percentage of revenue was 8.04% and 8.12%, respectively. The current year decreases in the gross margin percentages are due to a greater mix of lower margin Distribution business in the quarter ended March 31, 1998, as well as declines in the Distribution businesses gross margin, and to a lesser extent, declines in the Service businesses gross margin.

     The Distribution businesses gross margin as a percentage of revenues decreased for the third quarter of the current fiscal year from 6.39% a year ago to 5.80%. During the nine month period ended March 31, 1998, the Distribution businesses' gross margin percentage rate decreased from 5.84% a year ago to 5.59%. These decreases are primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers. These factors were particularly relevant in the three months ended March 31, 1998 as the Distribution businesses achieved 22% revenue growth, primarily through the addition or expansion of business with large, high volume customers.

     The Service businesses' gross margin as a percentage of revenues for the third quarter of fiscal 1998 and fiscal 1997 was 30.88% and 31.49%, respectively, and 30.96% and 32.64% for the nine months ended March 31, 1998 and 1997, respectively. The slight decline in gross margin rates experienced by the Service businesses is a function of the mix of the various businesses. Revenue growth has been greater in the relatively lower margin pharmacy management and pharmaceutical packaging businesses than it has been in the higher margin pharmacy franchising business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net revenues improved to 4.20% in the third quarter of fiscal 1998 compared to 4.66% in the prior year, and 4.40% for the nine-month period ended March 31, 1998 compared to 4.68% in the prior year. The improvements in the third quarter and the nine month period reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The growth in the business, combined with a shift towards a greater mix of Service business (Service businesses had a 16.28% and 16.52% ratio of expenses to revenues for the three and nine month periods ending March 31, 1998, respectively, compared to Distribution businesses with a ratio of 2.78% and 2.92%, during the same periods) has caused the increase in expense in the current periods. The 8% growth in selling, general and administrative expenses experienced in the third quarter of fiscal 1998 and in the nine months ended March 31, 1998 was due primarily to increases in personnel costs and depreciation expense.

         Special Charge - Mergers-Related. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger costs when incurred. During the three and nine months ended March 31, 1998, the Company recorded $21.2 million ($18.5 million, net of tax) and $26.5 million ($21.8 million, net of tax), respectively, related to various mergers. Of the amount recorded during the third quarter of fiscal 1998, $13.3 million ($13.1 million, net of tax) related to transaction costs incurred to date in connection with the pending merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 7 of "Notes to Consolidated Financial Statements"), $2.3 million ($2.1 million, net of tax) related to transaction costs incurred in connection with the MediQual merger (see Note 4 of "Notes to Consolidated Financial Statements"), with the remaining $5.6 million ($3.3 million, net of tax) in the three-month period and $10.9 million ($6.6 million, net of tax) in the nine-month period, related to integrating the operations of companies that previously merged with Cardinal.

         During the three and nine months ended March 31, 1997, mergers-related costs totaling $30.9 million ($22.3 million, net of tax) and $49.1 million ($35.4 million, net of tax), respectively, were recorded. Of the amount recorded during the third quarter of fiscal 1997, approximately $13.1 million related to transaction and employee related costs, and $13.2 million to asset impairments associated with the Company's merger with Owen Healthcare, Inc. ("Owen"), which was completed on March 18, 1997. Additionally, approximately $13.8 million for transaction and employee related costs associated with the Company's merger with PCI Services, Inc. ("PCI"), which was completed on October 11, 1996, were recorded during the nine-month period ended March 31, 1997. The remaining amounts recorded in each of the respective periods related to integrating the operations of companies that previously merged with Cardinal.

        The Company estimates that it will incur additional mergers-related costs associated with the various mergers it has completed to date (excluding the Bergen merger - see Note 7) of approximately $6.2 million ($3.8 million, net of tax) in future periods (primarily fiscal 1998 and 1999) in order to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

     Special Charge - Facilities Closures and Employee Severance. During the three months ended March 31, 1998, the Company recorded approximately $8.6 million ($5.2 million, net of tax) related to the rationalization of its distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs for plans announced prior to March 31, 1998, including approximately $2.0 million incurred in connection with the final settlement of a labor dispute with former employees of the Company's Boston distribution facility, which resulted in termination of the union relationship.

     The effect of Special Charges, including mergers-related costs and facilities closures and employee severance, recorded during the three months ended March 31, 1998 and 1997 was to reduce net earnings by $23.7 million to $56.3 million and $22.3 million to $42.2 million, respectively, and to reduce reported diluted earnings per common share by $0.22 per share to $0.50 per share and by $0.20 per share to $0.38 per share, respectively. The effect of Special Charges recorded during the nine months ended March 31, 1998 and 1997 was to reduce net earnings by $27.0 million to $176.5 million and $35.4 million to $122.8 million, respectively, and to reduce reported diluted earnings per common share by $0.25 per share to $1.58 per share and by $0.32 per share to $1.13 per share, respectively.

     Other Income (Expense). The decrease in interest expense of $1.3 million in the third quarter of fiscal 1998 compared to fiscal 1997 and $5.1 million for the nine-month period ended March 31, 1998 compared to the prior year is primarily due to extinguishment of the Company's $100 million 8% Notes on March 1, 1997. The increase in other income for the nine-month period ended March 31, 1998, as compared to the prior year, is primarily due to higher investment income. This is in part due to better asset management. Only $152.9 million of cash was used during the nine month period ended March 31, 1998, compared to a use of cash of $299.5 million in the same period of the prior year.

     Provision for Income Taxes. The Company's provision for income taxes relative to pretax earnings was 44% and 45% for the third quarter of fiscal 1998 and 1997, respectively, and 41% and 43% for the nine-month periods ended March 31, 1998 and 1997, respectively. The decrease in the effective tax rate is due to a reduction in the state effective tax rate as a result of the change in the Company's business mix and the impact of recording certain non-deductible mergers-related costs during various periods.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,300 million at March 31, 1998 from $1,098 million at June 30, 1997. This increase included additional investments in merchandise inventories and trade receivables of $721 million and $139 million, respectively. Offsetting the increases in working capital was a decrease in cash and equivalents of $153 million and an increase in accounts payable of $477 million. The increase in merchandise inventories reflects normal seasonal purchases of pharmaceutical inventories and the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's net revenues growth (see "Net Revenues" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $60 million from June 30, 1997. The property acquired included increased investment in management information systems and customer support systems.

     Shareholders' equity increased to $1,547.4 million at March 31, 1998 from $1,334.7 million at June 30, 1997, primarily due to net earnings of $176.5 million and the investment of $25.7 million by employees of the Company through various stock incentive plans during the nine-month period ended March 31, 1998.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to pending business combinations. See "Other" below.

OTHER

       On August 23, 1997, the Company signed a definitive merger agreement with Bergen, a distributor of pharmaceuticals and medical-surgical supplies, pursuant to which Bergen will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bergen will receive .775 of a Company Common Share in exchange for each outstanding common share of Bergen. The Company expects to issue approximately 42 million Common Shares in the transaction and also expects to assume approximately $603 million in long-term debt. Shareholders of both companies approved the transaction on February 20, 1998. On March 9, 1998, the U.S. Federal Trade Commission (the "FTC") filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the merger. On March 17, 1998, the companies announced that they would contest the FTC's attempt to challenge the transaction. A court hearing is currently scheduled to begin on June 10, 1998. The companies have agreed not to consummate the merger pending a decision on the preliminary injunction, which is expected by the end of July 1998.

     In connection with the pending merger transaction with Bergen, the companies have incurred investment banking, legal, accounting, and other related transaction costs and fees. During the three months ended March 31, 1998, the Company expensed $13.3 million ($13.1 million, net of tax) related to transaction costs incurred to date (see Note 5 of "Notes to Consolidated Financial Statements"). Based on information currently available, the total amount of merger-related charges to be recognized in connection with the merger (included those recorded to date) is estimated to be between $100 and $130 million, after tax. These merger-related expenses will be charged to expense in the period when incurred. Since the merger has not yet been consummated, the merger expenses can only be estimated at this time, and are subject to revision as further information becomes available

     The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company has completed a preliminary assessment of its year 2000 requirements and is currently correcting and replacing those systems which are not year 2000 compliant in order to continue to meet its internal needs and those of its suppliers and customers. The Company currently believes it will be able to modify or replace its affected systems in time to avoid any detrimental impact on its operations. The Company estimates that the costs of its year 2000 project will be approximately $20 million. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial statements in future periods.

     The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     Along with other companies in its industry, the Company has been advised that bulk deliveries to be made to its customers' warehouses should be reported as revenues, rather than reporting as revenues only the service fees related to such bulk deliveries. Such service fees were not significant in any of the periods presented (see Note 2 of "Notes to Consolidated Financial Statements"). The Company is currently evaluating its options in this matter, and intends to adopt the revised presentation beginning with its audited financial statements for its fiscal year ending June 30, 1998.

                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

     In November 1993, the Company and Whitmire Distribution Corporation (which is now a subsidiary of the Company) ("Whitmire"), as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action antitrust lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois (the "Brand Name Prescription Drug Litigation"). Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire conspired with manufacturers to inflate prices by using a chargeback pricing system. Most recently, the wholesaler defendants also have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. These lawsuits are described in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which was filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

     On November 9, 1995, the Company, along with the other wholesaler defendants, filed a motion for summary judgment in the Brand Name Prescription Drug Litigation. On April 4, 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants. The plaintiffs appealed this decision. On August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. On September 5, 1997, the wholesaler defendants filed a motion for this decision to be reconsidered by the Court of Appeals en banc. On October 8, 1997, the motion to reconsider was denied by the Court of Appeals. The wholesaler defendants filed a petition seeking review of the Court of Appeals decision by the United States Supreme Court, which petition was denied. Trial has been set for the Brand Name Prescription Drug Litigation in September 1998. The Company continues to believe that the allegations against Cardinal and Whitmire in such litigation are without merit, and it intends to contest such allegations vigorously.

     On March 9, 1998, the U.S. Federal Trade Commission (the "FTC") filed two complaints in the United States District Court for the District of Columbia seeking preliminary injunctions blocking consummation of the Company's proposed merger involving Bergen Brunswig Corporation and the proposed merger of McKesson Corporation and AmeriSource Healthcare Corporation. The two lawsuits have been consolidated and will be heard together. On March 17, 1998, the Company and Bergen announced that they would contest the FTC's challenge to the proposed merger; subsequently, McKesson and AmeriSource announced that they would also contest the FTC's challenge to their proposed merger transaction. The District Court has established a schedule for the consolidated action pursuant to which expedited discovery is presently on-going and the hearing on the FTC's preliminary injunction request is scheduled to commence on June 10, 1998. It is anticipated that the hearing will take approximately three weeks. The parties have agreed not to consummate their proposed mergers pending a decision on the preliminary injunction, which is expected by the end of July 1998. The Company believes that the FTC's suit is without merit, and intends to vigorously contest the FTC's request for a preliminary injunction, although there can be no assurance that the Company will succeed in its efforts, that a decision will be rendered before the end of July 1998 or that the proposed merger transaction with Bergen will be consummated.

     The Company also becomes involved from time-to-time in litigation incidental to its business. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial statements.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 20, 1998, the shareholders of the Company adopted an amendment to Article FOURTH of the Company's Amended and Restated Articles of Incorporation, as amended, which increased the number of authorized common shares, without par value, from 150 million to 300 million.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  A Special Meeting of the Company's shareholders was held on February 20,
     1998.

(b)  Not applicable.

(c)  Matters voted upon at the Special Meeting were as follows:

(1) Approval, authorization and adoption of Agreement and Plan of Merger (the "Merger") by and among Registrant, Bruin Merger Corp. and Bergen Brunswig Corporation. The results of the shareholder vote were as follows: 87,354,953 in favor, 966,902 against, 230,694 withheld, and 12,849 broker non-votes.

(2) Amendment of Registrant's Articles of Incorporation to increase the number of authorized common shares, without par value, from 150 million to 300 million. The results of the shareholder vote were as follows: 87,168,667 in favor, 1,115,295 against, 273,586 withheld, and 12,850 broker non-votes.

(3) Amendment of Registrant's Articles of Incorporation to change Registrant's name from "Cardinal Health, Inc." to "Cardinal Bergen Health, Inc." if the proposal referenced in item (1) above is approved and the Merger is consummated. The results of the shareholder vote were as follows: 86,996,727 in favor, 1,316,133 against, 244,689 withheld, and 12,849 broker non-votes.

(4) Adjournment of the Registrant's Special Meeting, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes at the time of the regularly scheduled meeting to approve either of the proposals referenced in items (1) or (2) above. The results of the shareholder vote were as follows: 67,199,429 in favor, 20,494,431 against, 876,538 withheld, and 0 broker non-votes.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Listing of Exhibits:

Exhibit
Number                           Exhibit Description
------                           -------------------

     2.01 Agreement and Plan of Merger dated as of August 23, 1997, among the Registrant, Bruin Merger Corp., and Bergen Brunswig Corporation (1)

     2.02 First Amendment to the Agreement and Plan of Merger, dated as of August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp., and Bergen Brunswig Corporation, made as of March 16, 1998 (3)

     3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended

     4.01 Form of Warrant Certificate to purchase Company Common Shares (4)

     10.01 Employment Agreement dated February 10, 1998, between Robert J. Zollars and the Registrant*

     11.01 Computation of Per Share Earnings

     27.01 Financial Data Schedule

     99.01 Statement Regarding Forward-Looking Information (2)

------------------
(1) Included as an exhibit to the Registrant's Current Report on Form 8-K/A, Amendment No. 1 (No. 0-12591) filed with the Commission on August 27, 1997, and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (No. 0-12591), and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Current Report on form 8-K (No. 0-12591) filed with the Commission on March 17, 1998, and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Amendment No. 2 to Form S-4 Registration Statement(No. 333-30889),and incorporated herein by reference.

*           Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K:

On February 18, 1998, the Company filed a Current Report on Form 8-K under Item 5 which reported that it had completed its merger of a wholly-owned subsidiary with and into MediQual Systems, Inc. on February 18, 1998.

On March 17, 1998, the Company filed a Current Report on Form 8-K under Item 5 which reported that it had entered into a First Amendment (the "First Amendment") to the Agreement and Plan of Merger (without amendment, the "Original Merger Agreement") by and among the Company, Bruin Merger Corp., and Bergen Brunswig Corporation, which First Amendment, among other things, amended certain of the termination provisions of the Original Merger Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CARDINAL HEALTH, INC.




Date:    May 13, 1998                   By: /s/ ROBERT D. WALTER
                                           ---------------------
                                            Robert D. Walter
                                            Chairman and Chief Executive Officer




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