Form 10-K405
period 1998-06-30
CARDINAL HEALTH INC
filed 1998-09-01
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  X ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 21, 1998 was approximately $12,545,020,015.

     The number of Registrant's Common Shares outstanding as of August 21, 1998, was as follows:

       Common shares, without par  value:          133,591,258
                                         ---------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:


     Portions of the Registrant's Definitive Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                                               PAGE
----                                                                                               ----
     Information Regarding Forward-looking Statements............................................    3

                                                      PART I

1.   Business....................................................................................    3


2.   Properties..................................................................................    6


3.   Legal Proceedings...........................................................................    7


4.   Submission of Matters to a Vote of Security Holders.........................................    7

     Executive Officers of the Company...........................................................    7

                                                      PART II

5.   Market for the Registrant's Common Shares and Related Shareholder Matters...................    9

6.   Selected Financial Data.....................................................................   10

7.   Management's Discussion and Analysis of Financial Condition and Results
       of Operations.............................................................................   11

7a.  Quantitative and Qualitative Disclosures About Market Risk..................................   17

8.   Financial Statements and Supplementary Data.................................................   17

9.   Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure................................................................................   41

                                                      PART III

10.  Directors and Executive Officers of the Registrant..........................................   41

11.  Executive Compensation......................................................................   41

12.  Security Ownership of Certain Beneficial Owners and Management..............................   41

13.  Certain Relationships and Related Transactions..............................................   41

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   42

     Signatures..................................................................................   47

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in this report and in
Exhibit 99.01 to this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1:    BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is structured as a holding company conducting business through a number of separate operating subsidiaries. These operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 1998. Subsequent to the end of the 1998 fiscal year, the Company completed a merger transaction with R.P. Scherer Corporation ("Scherer") and terminated its merger agreement with Bergen Brunswig Corporation ("Bergen"). See "Acquisitions" below for further discussion relating to such subsequent matters.

     The Company is a leading healthcare service provider which offers an array of value-added pharmaceutical distribution services and pharmaceutical-related products and services to a broad base of customers. It is one of the country's leading wholesale distributors of pharmaceutical and related healthcare products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. The Company also provides innovative cost-effective pharmaceutical services that improve the medication use process to a broad base of customers nationwide. Through its Pyxis Corporation subsidiary ("Pyxis"), the Company develops, manufactures, leases, sells and services unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and alternate care facilities. Through its Owen Healthcare, Inc. subsidiary ("Owen"), the Company provides pharmacy management and information services to hospitals. The Company is also the largest franchisor of independent retail pharmacies in the United States through its Medicine Shoppe International, Inc. subsidiary ("Medicine Shoppe"). PCI Services, Inc. ("PCI"), another one of the Company's subsidiaries, is a leading international provider of integrated packaging services to pharmaceutical manufacturers. The Company serves as a developer and provider of clinical information management systems through its subsidiary, MediQual Systems, Inc. ("MediQual"), which functions as part of the Cardinal Information Corporation subsidiary ("CIC"). The Company's newest operating subsidiary, Scherer, which was acquired on August 7, 1998, is an international developer and manufacturer of drug delivery systems, including soft gelatin capsules, and is further discussed under "Acquisitions" below.

     As a full-service wholesale distributor, the Company complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include computerized order entry and order confirmation systems, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its customers order more efficiently, contain costs, and monitor their purchases, which are covered by group contract purchasing arrangements.

     The Company operates several specialty healthcare businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging program for both independent and chain drugstore customers and serves as a distributor of therapeutic plasma products, oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. The Company also provides reimbursement consulting services to pharmaceutical, biotechnology and medical products companies. These specialty distribution activities are part of the Company's strategy to develop diversified products and services to enhance the profitability of its business and that of its customers and suppliers.

ACQUISITIONS

     Over the last five years, the Company has completed the following business combinations. In May 1993, the Company purchased Solomons Company, a Savannah, Georgia-based pharmaceutical wholesaler servicing customers located primarily in the southeastern region of the United States, in exchange for approximately 1.6 million Cardinal Common Shares, without par value, ("Common Shares"). In December 1993, the Company issued approximately 0.4 million Common Shares in a merger transaction for all of the capital stock of PRN Services, Inc., a distributor of oncology and other specialty products to clinics and physician groups across the United States. In February 1994, the Company completed a merger transaction with Whitmire Distribution Corporation ("Whitmire"), a Folsom, California-based pharmaceutical wholesaler (the "Whitmire Merger") and issued approximately 15.6 million Common Shares in the transaction. On July 1, 1994, the Company purchased Humiston-Keeling, Inc., a Calumet City, Illinois-based pharmaceutical wholesaler serving customers located primarily in the upper Midwest region of the United States for cash of $33 million and assumed liabilities of $94 million. On July 18, 1994, the Company issued approximately 1.4 million Common Shares in a merger transaction with Behrens Inc., a Waco, Texas-based pharmaceutical wholesaler servicing customers located primarily in Texas and adjoining states. On November 13, 1995, the Company completed a merger transaction with Medicine Shoppe, a St. Louis, Missouri-based franchisor of independent, apothecary-style retail pharmacies in the United States and abroad. On May 7, 1996, the Company completed a merger transaction with Pyxis, a San Diego, California-based designer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other healthcare facilities. On October 11, 1996, the Company completed a merger transaction with PCI, a Philadelphia, Pennsylvania-based provider of diversified packaging services to the pharmaceutical industry in the United States and Europe. On March 18, 1997, the Company completed a merger transaction with Owen, a Houston, Texas-based provider of pharmacy management and information services to hospitals. On February 18, 1998, the Company completed a merger transaction with MediQual Systems, Inc., a supplier of clinical information management systems and services to the healthcare industry. On May 15, 1998, the Company purchased Comprehensive Reimbursement Consultants, Inc., a provider of reimbursement consulting services to pharmaceutical, biotechnology and medical products companies.

     On August 7, 1998, the Company completed a merger transaction with Scherer (the "Scherer Merger"), an international developer and manufacturer of drug delivery systems, including soft gelatin capsules, with headquarters located in Troy, Michigan. Scherer is currently developing and commercializing a variety of advanced drug delivery systems. Scherer's drug delivery systems improve the efficacy of drugs by regulating the dosage so as to ease administration, increase absorption, enhance bioavailability and control the time and place of release. Scherer's products and manufacturing processes and services are subject to applicable laws and regulations of governmental agencies or departments in each of the countries in which it operates, including the U.S. Federal Food, Drug and Cosmetic Act. Scherer has a number of active patents on its specialized machinery, processes, products and drug delivery systems. Scherer operates a global network of 19 facilities in 12 countries, of which 15 are owned and 4 are leased. Scherer's revenue consists of approximately 34% domestic and 66% foreign sales. Scherer employs approximately 3,600 individuals worldwide.

     On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement (as subsequently amended by the parties on March 16, 1998), pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"), which was subsequently approved by both companies' shareholders on February 20, 1998. On March 9, 1998, the U.S. Federal Trade Commission ("FTC") filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger and on July 31, 1998, the District Court granted the FTC's request for the injunction. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement.

     The Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its healthcare operations and services. For additional information concerning the transactions described above, see Notes 2, 16 and 17 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company distributes pharmaceuticals, surgical and hospital supplies, health and beauty care products, and related products and services to hospitals, independent and chain drugstores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the United States. In addition, the Company markets Pyxis' automated dispensing systems to hospitals and alternate care centers in the United States, Canada and Australia. Through Medicine Shoppe, the Company franchises retail pharmacies in the United States and abroad. Owen provides pharmacy management and information services to hospitals throughout the United States. PCI provides integrated packaging services to pharmaceutical manufacturers located in the United States, Canada and Europe. In fiscal 1998, approximately 91% of the Company's operating revenues were derived from distribution activities. The Company's largest customer, Kmart Corporation ("Kmart"), accounted for approximately 12% of operating revenues (by dollar volume) in fiscal 1998. The Company's business could be adversely affected if Kmart was lost as a customer.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 5% (by dollar volume) of its operating revenue in fiscal 1998. The Company's five largest suppliers accounted for approximately 22% (by dollar volume) of its operating revenue during fiscal 1998 and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

     The Company's markets are highly competitive. As a pharmaceutical wholesaler, the Company competes directly with numerous other national and regional wholesalers, direct selling manufacturers, self-warehousing chains, mail-order houses, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesaling operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. As a marketer of automated pharmaceutical dispensing systems through Pyxis, the Company competes based upon price, its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, and its ability to interface with customer information systems. Actual and potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. With its Owen subsidiary, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of price, its established base of business, the effective use of information systems, the development of clinical programs, and the quality of the services it provides to its customers. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, where competition is based primarily upon price, benefits offered to both the pharmacist and customer, access to third party programs, and the reputation of the franchise; Medicine Shoppe also needs to be competitive with the option a pharmacist always has to remain self-employed at his or her current position rather than becoming a franchisee. Through PCI, the Company competes with companies that provide many types of packaging services and those that provide one or a few types of packaging services, based primarily upon quality, variety of available packaging services, customer service, responsiveness and price.

EMPLOYEES

     At August 1, 1998, the Company had approximately 11,200 employees, of which approximately 900 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

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

     The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems and medication packaging. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. The Company also owns certain software, including software used for pharmaceutical purchasing and inventory control, which is copyrighted and subject to the protection of applicable copyright laws. For information with respect to Scherer, see "Acquisitions", above.

     No assurances can be given that any intellectual property rights of the Company (including Scherer) will provide meaningful protection against competitive products or otherwise be commercially valuable or that the Company will be successful in obtaining additional patents or enforcing its proprietary rights against others.

REGULATORY MATTERS

     The Company, as a distributor of prescription pharmaceuticals (including certain controlled substances), an operator of pharmacy operations, and a pharmaceutical packager is required to register for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy or comparable agencies. In addition, the Company is subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987, an amendment to the Food, Drug and Cosmetic Act (the "FDCA") which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. The Company is not currently required to register or submit premarket notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change. Through its Medicine Shoppe subsidiary, the Company is subject to laws adopted by certain states which regulate franchise operations and the franchisor-franchisee relationship, and similar legislation is proposed or pending in additional states. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Federal Trade Commission rules also require franchisors to make certain disclosures to prospective franchisees prior to the offer or sale of franchises. Owen's pharmacy operations and its pharmacies are subject to comprehensive regulation by state and federal authorities, including state boards of pharmacy and federal authorities with responsibility for monitoring the storage, handling, and dispensing of narcotics and other controlled substances. Owen's contractual arrangements with pharmaceutical manufacturers and healthcare providers also subject it to certain provisions of the federal Social Security Act which (a) prohibit financial arrangements between providers of healthcare services to government healthcare program (including Medicare and Medicaid) beneficiaries and potential referral sources that are designed to induce patient referrals or the purchasing, leasing, ordering or arranging for any good, service or item paid for by such government programs, and (b) impose certain restrictions upon referring physicians and providers of certain designated health services under Medicare and Medicaid programs. The Company's PCI operations in the United Kingdom and Germany are subject to state and local certification requirements, including compliance with the Good Manufacturing Practices adopted by the European Community. The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. See "Acquisitions" above for information relating to certain regulatory matters of Scherer.

ITEM 2:    PROPERTIES

     At August 1, 1998, the Company had 25 principal pharmaceutical distribution facilities; 3 specialty distribution facilities; 1 medical/surgical distribution facility; the Pyxis assembly operation; 6 packaging facilities (2 of which are located in the United Kingdom and 1 of which is located in Germany); and 4 PCI printing facilities (2 of which are located in Puerto Rico). The Company's facilities are located in an aggregate of 20 states, Puerto Rico, the United Kingdom and Germany. Twelve of these facilities are owned by the Company and the balance are leased. See "Acquisitions" above for information relating to certain properties of Scherer. The Company's principal executive offices are currently located in a leased four-story building located at 5555 Glendon Court, Dublin, Ohio, pending construction of a new leased headquarters facility in Dublin, Ohio, scheduled to be completed by the end of the first calendar quarter of 1999. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations of its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3:    LEGAL PROCEEDINGS

         In November 1993, the Company and Whitmire, one of the Company's wholly owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesalers defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provides for the reimbursement mechanism of legal fees and expenses. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On April 10, 1995, the Court ruled that the Judgment Sharing Agreement was valid. On April 4, 1996, summary judgment was granted in favor of the wholesaler defendants. The plaintiffs appealed this decision and on August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. The wholesaler defendants subsequently filed a petition seeking review of the Court of Appeals decision by the United States Supreme Court, which petition was denied. Trial has been set for the prescription drug litigation to begin on September 14, 1998. In recent months, the wholesaler defendants also have been added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company and Whitmire believe that the allegations are without merit, and they intend to contest such allegations vigorously.

         On January 17, 1995, Burlington Drug Company ("Burlington Drug") filed a Complaint in the United States District Court for the District of Vermont alleging that certain supply agreements between VHA, Inc. ("VHA") and the Company violated federal antitrust statutes and that the Company had tortiously interfered with Burlington Drug's contractual relations. The Company filed an answer denying the allegations contained in the Complaint. The District Court granted Burlington Drug leave to file an Amended and Supplemental Complaint on July 10, 1997. On July 23, 1997, the Company and VHA each filed Motions to Dismiss Burlington Drug's Amended and Supplemental Complaint. In October 1997, the District Court denied these Motions. On March 28, 1998, the Company and VHA each filed Motions for Summary Judgment, and the parties are awaiting the District Court's decision on these Motions. Burlington Drug is seeking damages in an unspecified amount, as well as injunctive relief. Trial has been set to begin on November 2, 1998. The Company continues to believe that the allegations made against it in this litigation are without merit, and it intends to contest such allegations vigorously.

         The Company also becomes involved from time-to-time in other litigation incidental to its business. Although the ultimate resolution of the litigation referenced in this Item 3 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal quarter ended June 30, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows (information provided as of August 21, 1998):

             NAME                       AGE                                     POSITION
---------------------                   ---          ---------------------------------------------------------
Robert D. Walter                        53           Chairman and Chief Executive Officer

John C. Kane                            58           President and Chief Operating Officer

David A. Abrahamson                     58           Executive Vice President;  President - Medicine Shoppe
                                                     International, Inc.

David Bearman                           52           Executive Vice President and Chief Financial Officer (see
                                                     below)


George H. Bennett, Jr.                  45           Executive Vice President, General Counsel and Secretary

George L. Fotiades                      44           Executive Vice President;  Group President - R.P. Scherer
                                                     Corporation

James F. Millar                         50           Executive Vice President; Group President - Cardinal
                                                     Distribution

Carl A. Spalding                        53           Executive Vice President; Group President - Healthcare Product
                                                     Services

Robert J. Zollars                       41           Executive Vice President; Group President - Pharmacy
                                                     Automation and Management

Richard J. Miller                       41           Vice President, Controller and Principal Accounting Officer
                                                     (see below)

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but may exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979 and has served as a director and officer of certain of the Company's subsidiaries since their formation or acquisition by the Company. Mr. Walter also serves as a director of Banc One Corporation, CBS, Inc. and Karrington Health, Inc.

     JOHN C. KANE has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Mr. Kane also serves as a director of Connetics Corporation and LXR Biotechnology Inc.

     DAVID A. ABRAHAMSON has been an Executive Vice President of the Company since August 1996 and President of Medicine Shoppe International, Inc. since May 1990. Mr. Abrahamson also serves as a director of Angelica Corporation.

     DAVID BEARMAN has been an Executive Vice President of the Company since February 1994 and, prior to that, served as a Region President from May 1991 to February 1994 and as a Senior Vice President of the Company from October 1989. Mr. Bearman also served as the Company's Chief Financial Officer since joining the Company in October 1989. Mr. Bearman recently announced that he has accepted a position with another company, and will resign from the Company, effective early September. Richard J. Miller, the Company's Vice President, Controller and Principal Accounting Officer, has been named as acting Chief Financial Officer until a permanent replacement for Mr. Bearman is named.

     GEORGE H. BENNETT, JR. has been Secretary of the Company since July 1994 and an Executive Vice President of the Company since February 1994. Prior to that, Mr. Bennett was a Senior Vice President and Chief Administrative Officer of the Company from May 1991. Mr. Bennett has also served as General Counsel of the Company since joining the Company in January 1984.

     GEORGE L. FOTIADES has been an Executive Vice President of the Company since August 1998 and President of R.P. Scherer Corporation since January 1998. Previously, Mr. Fotiades served as President and Chief Operating Officer of Scherer since January 1998, and Group President, Americas and Asia Pacific of Scherer from June 1996 to January 1998. Prior to that, Mr. Fotiades was employed by Warner-Lambert Company (a pharmaceutical and consumer health products manufacturer), where he served most recently as President, Warner Wellcome Consumer Healthcare division.

     JAMES F. MILLAR has been an Executive Vice President of the Company since February 1994, and was named as Group President of the Company's Cardinal Distribution pharmaceutical wholesaling business in June 1996. Prior to February 1994, Mr. Millar served in a series of increasingly senior regional operating positions within the Company's pharmaceutical wholesaling business since he was hired in 1987.

     CARL A. SPALDING joined the Company in June 1998, as an Executive Vice President and Group President-Healthcare Product Services. Prior to that, Mr. Spalding served as a corporate officer of Abbott Laboratories (a pharmaceutical and health care manufacturer), where he served most recently as Vice President of Pediatric Products of the Ross Laboratories Division.

     ROBERT J. ZOLLARS joined the Company in January 1997, as an Executive Vice President and Group President-Pharmacy Automation and Management. Prior to that, Mr. Zollars served as Group Vice President of Allegiance Corporation since October 1996 and was a corporate officer of Baxter Healthcare, Inc., most recently as President, U.S. Distribution. Mr. Zollars also serves as a director of Epitope, Inc.

     RICHARD J. MILLER has been the Company's Principal Accounting Officer since August 1996 and has served as Vice President, Controller since August 1995. Upon joining the Company in July 1994, and until August 1995, he served as Vice President, Auditing. Prior to that, Mr. Miller was a partner at Deloitte & Touche LLP (an international accounting firm). In connection with Mr. Bearman's resignation (see discussion above), Mr. Miller has been named as acting Chief Financial Officer of the Company until a permanent replacement for Mr. Bearman has been named.


                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 1998 and 1997. The information in the table has been adjusted to reflect retroactively all applicable stock splits through June 30, 1998.

                                                           HIGH           LOW        DIVIDENDS
                                                        -----------      ---------   -----------
                      Fiscal 1997:
                      Quarter Ended
                        September 30, 1996              $    55.08    $     44.67    $   0.0200
                        December 31, 1996                    58.38          51.92        0.0250
                        March 31, 1997                       64.13          54.38        0.0250
                        June 30, 1997                        62.00          51.63        0.0250

                      Fiscal 1998:
                      Quarter Ended
                        September 30, 1997              $    71.06    $     54.63    $   0.0250
                        December 31, 1997                    77.81          68.63        0.0250
                        March 31, 1998                       88.19          70.00        0.0300
                        June 30, 1998                        96.25          85.63        0.0300

                      Fiscal 1999:
                        Through August 21, 1998         $   101.88    $     92.63    $   0.0375

     As of August 21, 1998, there were approximately 2,560 shareholders of record of the Company's Common Shares.

     On August 12, 1998, the Company's Board of Directors authorized a three-for-two stock split of the Company's common shares payable on October 30, 1998, to shareholders of record at the close of business on October 9, 1998.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

ITEM 6:    SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Whitmire on February 7, 1994, Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996, PCI on October 11, 1996, and Owen on March 18, 1997, all of which were accounted for as pooling-of-interests transactions. The consolidated financial data includes all purchase transactions that occurred during these periods. See "Item 1: Business--Acquisition" for additional information regarding such combinations. The information does not reflect the Company's August 7, 1998, acquisition of Scherer, which will be accounted for as a pooling-of-interests.

     For the fiscal years ended June 30, 1996, 1995 and 1994, the information presented is derived from consolidated financial statements which combine data from Cardinal, Whitmire, Medicine Shoppe and Pyxis for the fiscal years ended June 30, 1996, 1995 and 1994 with data from PCI for the fiscal years ended September 30, 1996, 1995 and 1994, respectively, and Owen for the fiscal years ended November 30, 1995, 1994 and 1993, respectively. For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1997 with PCI's financial results for the nine months ended June 30, 1997 and Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30, fiscal year end to June 30 ). The impact of the merger transaction with MediQual Systems, Inc. (the "MediQual Merger"), on a historical basis, was not significant. Accordingly, prior period financial statements have not been restated for the MediQual Merger, although they will be restated in the first quarter of fiscal 1999 as a result of the acquisition of Scherer.

     The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED JUNE 30, (1)
                                      ----------------------------------------------------------------------------------
                                            1998             1997              1996            1995            1994
                                      ----------------  ----------------  --------------- --------------  --------------
Earnings Statement Data:
Revenue (2):
   Operating revenue                   $   12,926,778    $   10,968,042   $    9,407,591   $  8,472,302   $   6,374,734
   Bulk deliveries to customer
       warehouses                           2,991,360         2,469,138        2,178,532      1,779,512         561,827
                                         -------------     -------------    -------------    -----------    ------------
Total revenue                          $   15,918,138    $   13,437,180   $   11,586,123   $ 10,251,814   $   6,936,561

Net earnings                           $      247,081    $      184,599   $      127,240   $    146,587   $      88,884

Basic earnings per Common
   Share (3) (4) (5)                   $         2.25    $         1.72   $         1.22   $       1.46   $        0.97

Diluted earnings per Common
   Share (3) (4) (5)                   $         2.22    $        1.69    $         1.19   $       1.40   $        0.89

Balance Sheet Data:
Total assets                           $    3,961,077    $   3,091,750    $    2,959,401   $  2,363,752   $   1,789,455
Long-term obligations                         272,575          277,766           320,327        267,677         247,715
Shareholders' equity                        1,625,198        1,334,730         1,095,225        866,474         617,464

Cash dividends declared per
  Common  Share (4) (5)                $         0.11    $       0.095    $         0.08   $       0.08   $        0.07

(1) Amounts reflect business combinations in all periods presented. Fiscal 1998, 1997, 1996 and 1994 amounts reflect the impact of mergers-related costs. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of mergers-related costs affecting fiscal 1998, 1997 and 1996.

(2) The Company, beginning in fiscal 1998, is reporting bulk deliveries to customer warehouses as part of total revenue. Previously, only the gross margin from such sales had been classified in revenue. Such sales have been reclassified into revenue and cost of product sold for all periods presented. See Note 1 of "Notes to Consolidated Financial Statements" for a further discussion.

(3) Effective for the fiscal year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, the basic and diluted EPS have been restated for all periods presented.

(4) Net earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 1998.

(5) On August 12, 1998, the Company declared a three-for-two stock split which will be effected as a stock dividend and distributed on October 30, 1998, to shareholders of record at the close of business on October 9, 1998. Giving retroactive effect to the stock split, the earnings per Common Share and cash dividends declared will be restated as follows upon distribution on October 30, 1998:

                                                                      Fiscal Year Ended June 30,
                                             -------------------------------------------------------------------------
                                                   1998         1997           1996           1995            1994
                                             -------------  ------------   ------------   ----------- ----------------
       Basic earnings per Common Share        $      1.50   $      1.15    $      0.82    $     0.97     $       0.65

       Diluted earnings per Common Share      $      1.48   $      1.13    $      0.80    $     0.94    $        0.59

       Cash dividends declared per
       Common Share                           $      0.07   $      0.06    $      0.05    $     0.05    $        0.05

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with Medicine Shoppe on November 13, 1995, Pyxis on May 7, 1996, PCI on October 11, 1996 and Owen on March 18, 1997. On February 18, 1998, the Company completed a merger with MediQual, which was accounted for as a pooling-of-interests. The impact of the MediQual Merger, on a historical basis, is not significant. Accordingly, prior period financial statements have not been restated for the MediQual Merger (see
Note 2 of "Notes to Consolidated Financial Statements,") although they will be restated in the first quarter of fiscal 1999 as a result of the Company's August 7, 1998, acquisition of Scherer.

     The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.


RESULTS OF OPERATIONS
---------------------

     OPERATING REVENUE. Operating revenue for fiscal 1998 increased 18% as compared to the prior year. Distribution businesses' (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing 91% of total operating revenue) operating revenue (including approximately $196 million sold to Owen, eliminated in consolidation) grew at a rate of 19% during the fiscal year ended June 30, 1998, while Service businesses' (those that provide services to the healthcare industry, primarily through pharmacy franchising, pharmacy automation equipment, pharmacy management and pharmaceutical packaging) operating revenue grew at a rate of 22% during the fiscal year ended June 30, 1998, primarily on the strength of the Company's pharmacy automation and pharmacy management businesses. The majority of the operating revenue increase (approximately 80% for the year ended June 30, 1998) came from existing customers in the form of increased volume and pharmaceutical price increases. The remainder of the growth came from the addition of new customers.

     Operating revenue for fiscal 1997 increased 17%, as compared to the prior year. Distribution businesses' operating revenue (including approximately $22 million sold to Owen, eliminated in consolidation) grew at a rate of 17% during the fiscal year ended June 30, 1997, while Service businesses grew at a rate of 13%, primarily on the strength of the Company's pharmacy management business. The increase resulted from internal growth generated primarily by the addition of new customers, and, to a lesser extent, increased volume from existing customers and price increases. Expansion of the Company's relationship with Kmart Corporation ("Kmart") and opportunities created by the deterioration of the financial condition of a major pharmaceutical distribution competitor also contributed to the increases during fiscal 1997.

     BULK DELIVERIES TO CUSTOMER WAREHOUSES. Along with other companies in its industry, the Company has begun reporting as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. All years presented have been restated to include these bulk deliveries as revenue (previously, only the service fees related to such bulk deliveries were reported as revenue, although service fees were not significant in any period presented). Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the chain drugstore industry, decisions by chains to either begin or discontinue warehousing activities, and changes in policy by manufacturers related to selling directly to chain drugstore customers. Due to the insignificant margins generated through bulk deliveries, fluctuations in their amount have no significant impact on operating earnings.

     GROSS MARGIN. For fiscal 1998 and 1997, gross margin as a percentage of operating revenue was 8.06% and 8.20%, respectively. The fiscal 1998 decrease in the gross margin as a percentage of operating revenue is due to declines in the Distribution businesses' gross margin, and to a lesser extent, declines in the Service businesses' gross margin. The Distribution businesses' gross margin as a percentage of operating revenue decreased from 5.82% in fiscal 1997 to 5.57% in fiscal 1998. The decrease is primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers. The Service businesses' gross margin as a percentage of operating revenue was 31.47% and 32.52% in fiscal 1998 and 1997, respectively. The slight decline in gross margin rates experienced by the Service businesses is primarily a function of the mix of the various businesses. Revenue growth has been greater in the relatively lower margin pharmacy management and pharmaceutical packaging businesses than it has been in the higher margin pharmacy franchising business.

     For fiscal 1997 and 1996, gross margin as a percentage of operating revenue was 8.20% and 8.61%, respectively. The change in gross margin for the year was primarily due to the shift in revenue mix caused by significant increases in the relatively lower margin pharmaceutical distribution activities. The impact of this shift was partially offset by increased merchandising and marketing programs with customers and suppliers. The Company's gross margin continues to be affected by the combination of a highly competitive environment and a greater mix of high volume customers, where a lower cost of service and better asset management enable the Company to offer lower selling margins and still achieve higher operating margins relative to other customer business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of operating revenue improved to 4.39% in fiscal 1998 compared to 4.70% in fiscal 1997. The improvements reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 10% growth in selling, general and administrative expenses experienced during fiscal 1998 was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 18% growth in operating revenue for the same period.

     Selling, general and administrative expenses as a percentage of operating revenue improved to 4.70% in fiscal 1997 compared to 5.47% in fiscal 1996. The improvements in fiscal 1997 reflect the economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. Additionally, certain expenses such as employee severance, asset impairments and lease exit costs, recorded in fiscal 1996 did not recur in fiscal 1997.

     SPECIAL CHARGES. During fiscal 1998, the Company recorded mergers-related charges associated with transaction costs incurred in connection with the MediQual Merger ($2.3 million) and transaction costs incurred in connection with the proposed merger transaction with Bergen ($33.4 million) which was terminated subsequent to year-end (see Note 17 of "Notes to the Consolidated Financial Statements"). Additional costs related to asset impairments ($3.8 million) and integrating the operations of companies that previously merged with the Company ($9.6 million) were incurred and recorded during fiscal 1998. During fiscal 1997, the Company recorded mergers-related charges associated with the PCI and Owen mergers ($46.2 million) and additional integration costs related to the Pyxis and Medicine Shoppe mergers ($4.7 million). During fiscal 1996, the Company recorded charges ($49.2 million) to reflect the estimated Medicine Shoppe and Pyxis mergers-related costs. See further discussion in Note 2 of "Notes to Consolidated Financial Statements." The Company classifies costs associated with a merger transaction as "mergers-related costs." It should be noted that the amounts presented may not be comparable to similarly titled amounts reported by other companies.

     During fiscal 1998, the Company recorded a special charge of $8.6 million related to the rationalization of its distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs, including approximately $2.0 million incurred in connection with the settlement of a labor dispute with former employees of the Company's Boston distribution facility, resulting in termination of the union relationship.

The following is a summary of the special charges incurred by the Company in the last three fiscal years:

                                                                      Fiscal Year Ended June 30,
                                                            ------------------------------------------------
                                                               1998             1997               1996
                                                            -----------      ------------      -------------
    (In thousands, except per share amounts)

MERGERS-RELATED COSTS:
----------------------

Transaction and employee-related costs:
    Transaction costs                                    $    (35,696)     $    (14,500)    $      (21,315)
    PCI vested retirement benefits and incentive fees                -           (7,600)                  -
    Pyxis stay bonuses                                               -                 -            (7,600)
    Employee severance/termination                                   -           (4,400)            (2,540)
    Other                                                            -             (600)              (300)
                                                            -----------      ------------      -------------
         Total transaction and employee-related costs         (35,696)          (27,100)           (31,755)
                                                            -----------      ------------      -------------

Other mergers-related costs:
    Asset impairments                                          (3,800)          (13,200)              (400)
    Exit and restructuring costs                                     -           (2,250)           (15,600)
    Duplicate facilities elimination                                 -           (1,700)                  -
    Integration and efficiency implementation                  (9,648)           (6,679)            (1,445)
                                                            -----------      ------------      -------------
         Total other mergers-related costs                    (13,448)          (23,829)           (17,445)
                                                            -----------      ------------      -------------

    Total mergers-related costs                          $    (49,144)     $    (50,929)    $      (49,200)
                                                            -----------      ------------      -------------


OTHER SPECIAL CHARGES:
----------------------

    Facilities closures                                  $     (6,112)     $           -    $             -
    Employee severance                                         (2,522)                 -                  -
                                                            -----------      ------------      -------------
    Total other special charges                                (8,634)                 -                  -
                                                            -----------      ------------      -------------

TOTAL SPECIAL CHARGES                                         (57,778)          (50,929)           (49,200)
Tax effect of special charges                                   21,931            14,372             12,280
                                                            -----------      ------------      -------------
    Effect on net earnings                               $    (35,847)     $    (36,557)    $      (36,920)
                                                            ===========      ============      =============

    Effect on diluted earnings per share                 $      (0.32)     $      (0.34)    $        (0.34)
                                                            ===========      ============      =============

     The effects of the mergers-related costs and other special charges are included in the reported net earnings of $247.1 million in fiscal 1998, $184.6 million in fiscal 1997 and $127.2 million in fiscal 1996 and in the reported diluted earnings per common share of $2.22 in fiscal 1998, $1.69 in fiscal 1997 and $1.19 in fiscal 1996.

     The Company estimates that it will incur additional mergers-related costs associated with the various mergers it has completed to date totaling approximately $3.7 million in future periods (excluding the Scherer Merger-see
Note 16 of "Notes to the Consolidated Financial Statements") in order to properly integrate operations and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     Asset impairments in fiscal 1997 include the write-off of a patent ($7.4 million) and the write-down of certain operating assets ($3.2 million) related to MediTROL, Inc. ("MediTROL", a subsidiary acquired by the Company in the Owen merger transaction) as a result of management's decision to merge the operations of MediTROL into Pyxis and phase-out production of the separate MediTROL product line.

     Exit and restructuring costs in fiscal 1996 include $15.6 million related to cancellation of a long-term contract with a financing company related to the servicing and financing of the accounts receivable from Pyxis customers at the time of the Pyxis Merger (see Note 3 of "Notes to Consolidated Financial Statements").

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in both expansion of its pharmaceutical distribution business and diversification into related service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher margins as a percentage of operating revenue than pharmaceutical distribution. As the healthcare industry continues to change, the Company is constantly evaluating merger or acquisition candidates in pharmaceutical distribution, as well as related sectors of the healthcare industry that would expand its role as a service provider; however, there can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, additional mergers-related costs would be incurred by the Company.

     INTEREST EXPENSE. The decrease in interest expense of $5 million in fiscal 1998 compared to fiscal 1997 is primarily due to extinguishment of the Company's $100 million 8% Notes on March 1, 1997. The increase in other income for fiscal 1998 compared to fiscal 1997 of $3.6 million is primarily due to higher investment income. This is in part due to better asset management. During fiscal 1998, $61.9 million of cash was generated (including $143.1 million from operations) compared to use of $69.0 million of cash during fiscal 1997.

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

     As discussed below under "Liquidity and Capital Resources," the Company issued $150 million of 6.25% Notes in July 1998 and assumed additional debt as part of its acquisition of Scherer on August 7, 1998.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings was 39%, 41% and 44% for fiscal years 1998, 1997 and 1996, respectively. The fluctuation in the tax rate is primarily due to the impact of recording certain non-deductible mergers-related costs during various periods. In addition, the reduction in the state effective tax rate as a result of the change in the Company's business mix impacted the tax rate for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital increased to $1,384.5 million at June 30, 1998 from $1,097.7 million at June 30, 1997. This increase included $61.9 million of cash generated in fiscal 1998, as well as additional investments in merchandise inventories and trade receivables of $459.3 million and $154.0 million, respectively. Offsetting the increases in working capital was an increase in accounts payable of $486.4 million. Increases in merchandise inventories reflect the higher level of business volume in pharmaceutical distribution activities, especially in the fourth quarter of fiscal 1998 when distribution revenue grew 31% over the same period in the prior year. The increase in trade receivables is consistent with the Company's revenue growth (see "Operating Revenue" above). The change in accounts payable is due to the timing of inventory purchases and related payments.

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which will be used for working capital needs due to growth in the Company's business. As part of its acquisition of Scherer on August 7, 1998, the Company has assumed approximately $212 million in long-term debt. The Company currently has the capacity to issue $250 million of additional long-term debt pursuant to a shelf debt registration statement filed with the Securities and Exchange Commission (see Note 5 of "Notes to Consolidated Financial Statements"). The Company extinguished $100 million of long-term debt during fiscal 1997.

     Property and equipment, at cost, increased by $71 million in fiscal 1998. The increase in property and equipment included additional investments in management information systems and customer support systems. The Company has several operating lease agreements for the construction of new facilities. See further discussion in Note 9 of "Notes to Consolidated Financial Statements."

     Shareholders' equity increased to $1,625.2 million at June 30, 1998 from $1,334.7 million at June 30, 1997, primarily due to net earnings of $247.1 million and the investment of $50.0 million by employees of the Company through various stock incentive plans.

       The Company has line-of-credit agreements with various bank sources aggregating $503 million, of which $95 million is represented by committed line-of-credit agreements and the balance is uncommitted. The Company had $23.9 million outstanding under these lines at June 30, 1998.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations. See "Other" below.

OTHER
-----

     SUBSEQUENT BUSINESS COMBINATIONS. On May 17, 1998, the Company announced that it had entered into a definitive merger agreement with Scherer. The Scherer merger transaction was completed on August 7, 1998, and will be accounted for as a pooling-of-interests for financial reporting purposes. In the merger, the Company issued approximately 22.8 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 2.4 million Common Shares. The Company has assumed approximately $212 million in long-term debt as part of its acquisition of Scherer. The Company expects to record a merger-related charge to reflect transaction and other costs incurred as a result of the Scherer merger in the first quarter of fiscal 1999. Additional merger-related costs associated with integrating the separate companies and instituting efficiencies will be charged to expense in subsequent periods when incurred. The total amount of the merger-related charges to be recognized in connection with the Scherer merger is estimated to be between $35 and $40 million, after tax (see Note 16 of "Notes to Consolidated Financial Statements").

     TERMINATED MERGER. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement (as subsequently amended by the parties on March 16, 1998), pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"), which was subsequently approved by both companies' shareholders on February 20, 1998. On March 9, 1998, the FTC filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement. In accordance with the terms of the Bergen Merger Agreement, its termination gave rise to an obligation for the Company to reimburse Bergen for $7 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement will cause the costs incurred by the Company (that would not have been deductible had the proposed merger been consummated) to become tax deductible, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit have been reflected in the consolidated financial statements in the fourth quarter of the fiscal year ended June 30, 1998 (see Notes 2 and 17 of "Notes to the Consolidated Financial Statements").

     YEAR 2000 PROJECT. The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has nearly completed the assessment phase and is well into the remediation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $20 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $5 million were incurred by the Company for this project during fiscal 1998, of which approximately $1.4 million represented incremental expense. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

     The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. The Company is currently evaluating the year 2000 readiness of Scherer, the Company's newest subsidiary acquired as of August 7, 1998. As such, the above discussion does not reflect the impact of Scherer.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending September 30, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information," which will require adoption no later than fiscal 1999. SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which will require adoption no later than the Company's fiscal quarter ending September 30, 1999. This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will require adoption no later than the beginning of the Company's fiscal year ending June 30, 1999. This new statement provides guidance on accounting for costs of computer software developed or obtained for internal use.

     Adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Reports
         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1998, 1997 and 1996
         Consolidated Balance Sheets at June 30, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the Fiscal Years Ended June
           30, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Owen Healthcare, Inc. ("Owen") and of Pyxis Corporation ("Pyxis"), both wholly owned subsidiaries of Cardinal Health, Inc., for the year ended June 30, 1996. The combined financial statement amounts of Owen and Pyxis represent combined revenue and net income of approximately 5% and 34%, respectively, of the consolidated amounts for the year ended June 30, 1996. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Owen and Pyxis, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Columbus, Ohio
August 12, 1998

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Cardinal Health, Inc.

We have audited the consolidated statements of income, shareholder's equity, and cash flows of Pyxis Corporation for the year ended June 30, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pyxis Corporation for the year ended June 30,1996, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP
                                                           ERNST & YOUNG LLP


San Diego, California
August 2, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of Owen Healthcare, Inc.


In our opinion, the consolidated statements of income, of stockholders' equity and of cash flows of Owen Healthcare, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Owen Healthcare, Inc. management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers  LLP
PRICEWATERHOUSECOOPERS  LLP

Houston, Texas
January 30, 1997

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)

                                                                                Fiscal Year Ended June 30,
                                                                    ----------------------------------------------------
                                                                          1998              1997              1996
                                                                    ---------------- ----------------- -----------------


Revenue:
   Operating revenue                                                $    12,926,778  $     10,968,042  $      9,407,591
   Bulk deliveries to customer warehouses                                 2,991,360         2,469,138         2,178,532
                                                                    ---------------- ----------------- -----------------

Total revenue                                                            15,918,138        13,437,180        11,586,123

Cost of products sold:
   Operating cost of products sold                                       11,885,228        10,068,436         8,598,333
   Cost of products sold - bulk deliveries                                2,991,360         2,469,086         2,178,077
                                                                    ---------------- ----------------- -----------------

Total cost of products sold                                              14,876,588        12,537,522        10,776,410

Gross margin                                                              1,041,550           899,658           809,713

Selling, general and administrative expenses                                567,756           515,551           514,879

Special charges:
   Mergers-related costs:
      Transaction and employee-related costs                                (35,696)          (27,100)          (31,755)
      Other                                                                 (13,448)          (23,829)          (17,445)
                                                                      -------------- ----------------- -----------------
   Total mergers-related costs                                              (49,144)          (50,929)          (49,200)

   Facilities closures and employee severance                                (8,634)                -                 -
                                                                      -------------- -----------------   ---------------

Operating earnings                                                          416,016           333,178           245,634

Other income (expense):
   Interest expense                                                         (23,022)          (27,974)          (30,611)
   Other, net - primarily interest income                                     9,519             5,876            12,479
                                                                    ---------------- ----------------- -----------------

Earnings before income taxes                                                402,513           311,080           227,502

Provision for income taxes                                                  155,432           126,481           100,262
                                                                    ---------------- ----------------- -----------------

Net earnings                                                        $       247,081  $        184,599  $        127,240
                                                                    ================ ================= =================

Earnings per Common Share:
   Basic                                                            $          2.25  $           1.72  $           1.22
   Diluted                                                          $          2.22  $           1.69  $           1.19

Weighted average number of Common Shares outstanding:
   Basic                                                                    109,757           107,152           103,872
   Diluted                                                                  111,447           109,118           106,808

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          JUNE 30,             JUNE 30,
                                                                            1998                 1997
                                                                       ----------------     ----------------

ASSETS
   Current assets:
      Cash and equivalents                                             $       304,951      $       243,061
      Trade receivables, net                                                   826,199              672,164
      Current portion of net investment in sales-type leases                    75,450               40,997
      Merchandise inventories                                                1,895,525            1,436,220
      Prepaid expenses and other                                               126,526               94,668
                                                                       ----------------     ----------------

        Total current assets                                                 3,228,651            2,487,110
                                                                       ----------------     ----------------

   Property and equipment, at cost:
      Land, buildings and improvements                                         115,248              110,552
      Machinery and equipment                                                  349,848              305,822
      Furniture and fixtures                                                    83,339               61,046
                                                                       ----------------     ----------------
        Total                                                                  548,435              477,420
      Accumulated depreciation and amortization                               (217,032)            (199,949)
                                                                       ----------------     ----------------
      Property and equipment, net                                              331,403              277,471

   Other assets:
      Net investment in sales-type leases, less current portion                195,013              118,563
      Goodwill and other intangibles                                           125,095              122,104
      Other                                                                     80,915               86,502
                                                                       ----------------     ----------------

        Total                                                          $     3,961,077      $     3,091,750
                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Notes payable, banks                                             $        23,850      $        22,159
      Current portion of long-term obligations                                   6,803                6,158
      Accounts payable                                                       1,622,392            1,135,951
      Other accrued liabilities                                                191,074              225,165
                                                                       ----------------     ----------------

        Total current liabilities                                            1,844,119            1,389,433
                                                                       ----------------     ----------------

   Long-term obligations, less current portion                                 272,575              277,766
   Deferred income taxes and other liabilities                                 219,185               89,821

   Shareholders' equity:
      Common Shares, without par value                                         713,006              645,051
      Retained earnings                                                        928,196              701,896
      Common Shares in treasury, at cost                                        (9,469)              (6,373)
      Other                                                                     (6,535)              (5,844)
                                                                       ----------------     ----------------
        Total shareholders' equity                                           1,625,198            1,334,730
                                                                       ----------------     ----------------

        Total                                                          $     3,961,077      $     3,091,750
                                                                       ================     ================

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                          COMMON SHARES
                                                                                                    --------------------------
                                                                                                      SHARES

                                                                                                      ISSUED        AMOUNT
                                                                                                    -----------  -------------

BALANCE, JUNE 30, 1995                                                                                  70,839   $    504,943
Net earnings
Employee stock plans activity, including tax benefits of $11,168                                         1,015         29,754
Treasury shares acquired and shares retired                                                               (240)        (5,662)
Change in unrealized loss on marketable securities available-for-sale, net of tax
Dividends paid
Foreign currency translation and other adjustments
Adjustment for ESOP
Shares issued in connection with stock offering                                                          2,069         50,654
Conversion of subordinated debt, net                                                                     1,071          9,787
                                                                                                    -----------  -------------
BALANCE, JUNE 30, 1996                                                                                  74,754        589,476
Net earnings
Employee stock plans activity, including tax benefits of $18,459                                         1,655         62,483
Treasury shares acquired and shares retired                                                               (748)        (7,051)
Dividends paid
Foreign currency translation and other adjustments
3-for-2 stock split effected as a stock dividend and cash paid in lieu of fractional shares             33,411
Adjustment for change in fiscal year of an acquired subsidiary (see Note 1)                                               143
                                                                                                    -----------  -------------
BALANCE, JUNE 30, 1997                                                                                 109,072        645,051
Net earnings
Employee stock plans activity, including tax benefits of $18,638                                         1,286         53,438
Dividends paid
Foreign currency translation and other adjustments
Acquisition of subsidiary (see Note 2)                                                                     565         14,517
                                                                                                    ===========  =============
BALANCE, JUNE 30, 1998                                                                                 110,923   $    713,006
                                                                                                    ===========  =============



                                                                                              RETAINED          TREASURY SHARES
                                                                                                            ------------------------
                                                                                              EARNINGS       SHARES       AMOUNT
                                                                                           ---------------- ----------  ------------

BALANCE, JUNE 30, 1995                                                                     $       401,042     (1,356)  $   (15,966)
Net earnings                                                                                       127,240
Employee stock plans activity, including tax benefits of $11,168                                                  134           922
Treasury shares acquired and shares retired                                                                       170         3,522
Change in unrealized loss on marketable securities available-for-sale, net of tax
Dividends paid                                                                                      (7,616)
Foreign currency translation and other adjustments
Adjustment for ESOP
Shares issued in connection with stock offering
Conversion of subordinated debt, net
                                                                                           ---------------- ----------  ------------
BALANCE, JUNE 30, 1996                                                                             520,666     (1,052)      (11,522)
Net earnings                                                                                       184,599
Employee stock plans activity, including tax benefits of $18,459
Treasury shares acquired and shares retired                                                                       728         5,076
Dividends paid                                                                                      (9,045)
Foreign currency translation and other adjustments
3-for-2 stock split effected as a stock dividend and cash paid in lieu of fractional shares            (30)
Adjustment for change in fiscal year of an acquired subsidiary (see Note 1)                          5,706         84            73
                                                                                           ---------------- ----------  ------------
BALANCE, JUNE 30, 1997                                                                             701,896       (240)       (6,373)
Net earnings                                                                                       247,081
Employee stock plans activity, including tax benefits of $18,638                                                  (39)       (3,077)
Dividends paid                                                                                     (11,507)
Foreign currency translation and other adjustments
Acquisition of subsidiary (see Note 2)                                                              (9,274)                     (19)
                                                                                           ================ ==========  ============
BALANCE, JUNE 30, 1998                                                                     $       928,196       (279)  $    (9,469)
                                                                                           ================ ==========  ============



                                                                                            ADJUSTMENT

                                                                                             FOR ESOP         OTHER
                                                                                           --------------  ------------

BALANCE, JUNE 30, 1995                                                                     $       (21,296)  $    (2,249)
Net earnings
Employee stock plans activity, including tax benefits of $11,168                                                  (1,173)
Treasury shares acquired and shares retired                                                                          307
Change in unrealized loss on marketable securities available-for-sale, net of tax                                    446
Dividends paid
Foreign currency translation and other adjustments                                                                  (726)
Adjustment for ESOP                                                                                 21,296
Shares issued in connection with stock offering
Conversion of subordinated debt, net
                                                                                           ----------------  ------------
BALANCE, JUNE 30, 1996                                                                                   -        (3,395)
Net earnings
Employee stock plans activity, including tax benefits of $18,459                                                  (1,098)
Treasury shares acquired and shares retired
Dividends paid
Foreign currency translation and other adjustments                                                                (1,351)
3-for-2 stock split effected as a stock dividend and cash paid in lieu of fractional shares
Adjustment for change in fiscal year of an acquired subsidiary (see Note 1)
                                                                                           ----------------  ------------
BALANCE, JUNE 30, 1997                                                                                   -        (5,844)
Net earnings
Employee stock plans activity, including tax benefits of $18,638                                                    (407)
Dividends paid
Foreign currency translation and other adjustments                                                                  (778)
Acquisition of subsidiary (see Note 2)                                                                               494
                                                                                           ================  ============
BALANCE, JUNE 30, 1998                                                                     $             -   $    (6,535)
                                                                                           ================  ============

                                                                                                 TOTAL

                                                                                             SHAREHOLDERS'

                                                                                                EQUITY
                                                                                            ----------------

BALANCE, JUNE 30, 1995                                                                      $       866,474
Net earnings                                                                                        127,240
Employee stock plans activity, including tax benefits of $11,168                                     29,503
Treasury shares acquired and shares retired                                                          (1,833)
Change in unrealized loss on marketable securities available-for-sale, net of tax                       446
Dividends paid                                                                                       (7,616)
Foreign currency translation and other adjustments                                                     (726)
Adjustment for ESOP                                                                                  21,296
Shares issued in connection with stock offering                                                      50,654
Conversion of subordinated debt, net                                                                  9,787
                                                                                            ----------------
BALANCE, JUNE 30, 1996                                                                            1,095,225
Net earnings                                                                                        184,599
Employee stock plans activity, including tax benefits of $18,459                                     61,385
Treasury shares acquired and shares retired                                                          (1,975)
Dividends paid                                                                                       (9,045)
Foreign currency translation and other adjustments                                                   (1,351)
3-for-2 stock split effected as a stock dividend and cash paid in lieu of fractional shares             (30)
Adjustment for change in fiscal year of an acquired subsidiary (see Note 1)                           5,922
                                                                                            ----------------
BALANCE, JUNE 30, 1997                                                                            1,334,730
Net earnings                                                                                        247,081
Employee stock plans activity, including tax benefits of $18,638                                     49,954
Dividends paid                                                                                      (11,507)
Foreign currency translation and other adjustments                                                     (778)
Acquisition of subsidiary (see Note 2)                                                                5,718
                                                                                            ================
BALANCE, JUNE 30, 1998                                                                      $     1,625,198
                                                                                            ================

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                                    ---------------------------------------------
                                                                                          1998           1997            1996
                                                                                    --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                     $     247,081   $     184,599   $    127,240
   Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation and amortization                                                        64,275          51,368         48,566
      Provision for deferred income taxes                                                  95,483          11,217         23,602
      Provision for bad debts                                                              14,499           8,073         12,496
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                      (167,447)        (46,971)       (64,880)
      Increase in merchandise inventories                                                (459,305)       (164,108)      (156,224)
      Increase in net investment in sales-type leases                                    (110,903)        (11,803)       (34,125)
      Increase (decrease) in accounts payable                                             486,184         (10,778)       161,611
      Increase in accrued other                                                            66,958          20,039         34,077
      Other operating items, net                                                          (93,750)         (9,358)       (23,736)
                                                                                    --------------  --------------  -------------

   Net cash provided by operating activities                                              143,075          32,278        128,627
                                                                                    --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                       (4,000)              -        (53,722)
   Proceeds from sale of property and equipment                                             2,547           2,986          1,833
   Additions to property and equipment                                                   (110,709)        (76,089)      (107,843)
   Purchase of marketable securities available-for-sale                                         -          (3,400)      (163,719)
   Proceeds from sale of marketable securities available-for-sale                               -          57,735        218,019
                                                                                    --------------  --------------  -------------

   Net cash used in investing activities                                                 (112,162)        (18,768)      (105,432)
                                                                                    --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                        1,691           3,347         (4,139)
   Reduction of long-term obligations                                                      (7,881)       (134,479)       (40,888)
   Proceeds from long-term obligations, net of issuance costs                                 852               -        187,873
   Proceeds from issuance of Common Shares                                                 32,261          41,244         69,991
   Tax benefit of stock options                                                            18,638          18,459         11,168
   Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                        (11,507)         (9,075)        (7,616)
   Purchase of treasury shares                                                             (3,077)         (1,975)        (1,833)
                                                                                    --------------  --------------  -------------

   Net cash provided by (used in) financing activities                                     30,977         (82,479)       214,556
                                                                                    --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            61,890         (68,969)       237,751

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                 243,061         312,030         74,279
                                                                                    --------------  --------------  -------------

CASH AND EQUIVALENTS AT END OF YEAR                                                 $     304,951   $     243,061   $    312,030
                                                                                    ==============  ==============  =============

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc. and subsidiaries (the "Company") is a provider of services to the healthcare industry offering an array of value-added pharmaceutical distribution services and pharmaceutical-related products and services to a broad base of customers. The Company distributes a broad line of pharmaceuticals, surgical and hospital supplies, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other healthcare providers. The Company also operates a variety of related healthcare service businesses, including Pyxis Corporation ("Pyxis") (which develops, manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other healthcare facilities); Medicine Shoppe International, Inc. ("Medicine Shoppe") (a franchisor of apothecary-style retail pharmacies); PCI Services, Inc. ("PCI") (an international provider of integrated packaging services to pharmaceutical manufacturers); Owen Healthcare, Inc. ("Owen") (a provider of pharmacy management and information services to hospitals); and MediQual Systems, Inc. ("MediQual") (a developer and provider of clinical information systems). See "Basis of Presentation" below. The Company is currently operating in one business segment, primarily in the continental United States.

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

     The Company's fiscal year end is June 30 and Owen's fiscal year end was November 30. For the fiscal year ended June 30, 1996, the consolidated financial statements combine the Company's fiscal year ended June 30, 1996 with the financial results for Owen's fiscal year ended November 30, 1995. For the fiscal year ended June 30, 1997, the consolidated financial statements combine the Company's fiscal year ended June 30, 1997 with Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30). Due to the change in Owen's fiscal year from November 30 to conform with the Company's June 30 fiscal year end, Owen's results of operations for the periods from December 1, 1995 through May 31, 1996 and the month of December 1996 will not be included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity.

     On February 18, 1998, the Company completed a merger with MediQual (the "MediQual Merger"). The MediQual Merger was accounted for as a pooling-of-interests. Because the impact of the MediQual Merger was not significant on a historical basis, prior period financial statements have not been restated. MediQual's financial information for all periods beginning with March 1, 1998, has been included in the Company's consolidated financial results for fiscal 1998.

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

RECEIVABLES

     Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical wholesaling activities and are presented net of an allowance for doubtful accounts of $34.2 million and $35.0 million at June 30, 1998 and 1997, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates which generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are $66.6 million and $52.5 million at June 30, 1998 and 1997, respectively (the current portion was $29.4 million and $12.1 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $6.4 million and $8.2 million at June 30, 1998 and 1997, respectively.

MERCHANDISE INVENTORIES

     Substantially all merchandise inventories (81% in 1998 and 87% in 1997) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market. If the Company had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at June 30, 1998, by $54.6 million and at June 30, 1997, by $69.6 million.

     The Company continues to consolidate locations, automate selected distribution facilities and invest in management information systems which achieve efficiencies in inventory management processes. As a result of the facility and related inventory consolidations, and the operational efficiencies achieved in fiscal 1998 and 1997, the Company had partial inventory liquidations in certain LIFO pools which reduced the LIFO provision by approximately $2.3 million and $2.0 million, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense. Certain software costs related to internally developed or purchased software are capitalized and amortized using the straight-line method over the useful lives, not exceeding five years. At each balance sheet date, the Company assesses the recoverability of its long-lived property, based on a review of projected undiscounted cash flows associated with these assets.

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives which range from ten to forty years. Accumulated amortization was $23.7 million and $20.3 million at June 30, 1998 and 1997, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based on undiscounted operating cash flows for each subsidiary.

REVENUE RECOGNITION

     The Company records distribution revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. Along with other companies in its industry, the Company has begun reporting as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. All years presented have been reclassified to include these bulk deliveries as revenue (previously only the service fees related to such bulk deliveries were reported as revenues; such service fees were not significant in any period presented). Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the chain drugstore industry, decisions by chains to either begin or discontinue warehousing activities, and changes in policy by manufacturers related to selling directly to chain drugstore customers. Due to the insignificant margins generated through bulk deliveries, fluctuations in their amount have no significant impact on operating earnings.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Revenue is recognized from sales-type leases of point-of-use pharmacy systems when the systems are delivered, the customer accepts the system, and the lease becomes noncancellable. Unearned income on sales-type leases is recognized using the interest method. Sales of point-of-use pharmacy systems are recognized upon delivery and customer acceptance. Revenue for systems installed under operating lease arrangements is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

     The Company earns franchise and origination fees from its apothecary-style pharmacy franchisees. Franchise fees represent monthly fees based upon franchisees' sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened. Master franchise origination fees are recognized as revenue when all significant conditions relating to the master franchise agreement have been satisfied by the Company.

     Pharmacy management revenues are recognized as the related services are rendered according to the contracts established. A fee is charged under such contracts through either a monthly management fee arrangement, a capitated fee arrangement or a portion of the hospital charges to patients. Under certain contracts, fees for management services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenues are adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

     Packaging revenues are recognized from services provided upon the completion of such services.

     System license revenues are recognized upon shipment of the system to the customer. The portion of the license fee related to system maintenance is deferred and recognized over the annual maintenance period.

EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," in the quarter ended December 31, 1997. In accordance with the provisions of the Standard, all prior periods presented have been restated to comply with SFAS No. 128. Basic earnings per Common Share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, and in fiscal 1996 by the dilutive effect of convertible debentures ($270,000 impact on diluted net earnings and an increase of 717,000 diluted shares).

     Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.105, $0.09, $0.08 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

     On August 12, 1998, the Company declared a three-for-two stock split which will be effected as a stock dividend and distributed on October 30, 1998 to shareholders of record at the end of business on October 9, 1998. Giving effect retroactive to the stock split, the diluted earnings per Common Share for the fiscal years ended June 30, 1998, 1997 and 1996 will be $1.48, $1.13 and $0.80 per Common Share, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    BUSINESS COMBINATIONS, MERGERS-RELATED COSTS AND OTHER SPECIAL CHARGES

     In the merger transaction with MediQual, which was completed on February 18, 1998, the Company issued approximately 576,000 Common Shares to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase approximately 24,000 Common Shares of the Company. The historical cost of MediQual's assets combined was approximately $7.3 million and the total liabilities assumed were approximately $1.6 million. The impact of the MediQual Merger, on a historical basis, is not significant. Accordingly, prior period historical financial statements have not been restated for the MediQual Merger. MediQual's financial results have been included in the consolidated financial results of the Company since March 1, 1998.

     On May 15, 1998, the Company completed a business combination with Comprehensive Reimbursement Consultants, Inc. ("CRC"), which was accounted for as a purchase. The aggregate purchase price, which was paid primarily in cash, was approximately $6 million, which included the issuance of Common Shares valued at approximately $1.3 million. The financial results of CRC are included in the consolidated financial results of the Company since the date of the acquisition. Had the purchase occurred at the beginning of fiscal 1997, operating results on a pro forma basis would not have been significantly different.

     During fiscal 1998, the Company recorded mergers-related charges associated with transaction costs incurred in connection with the MediQual Merger ($2.3 million) and transaction costs incurred in connection with the proposed merger transaction with Bergen Brunswig Corporation ("Bergen") ($33.4 million) which was terminated subsequent to year-end (see Note 17). In accordance with the terms of the Bergen Merger Agreement, its termination gave rise to an obligation for the Company to reimburse Bergen for $7 million of transaction costs. Additional mergers-related costs, related to asset impairments ($3.8 million) and integrating the operations of companies that previously merged with the Company ($9.6 million), were incurred and recorded during fiscal 1998.

     During fiscal 1998, the Company recorded a special charge of $8.6 million ($5.2 million, net of tax) related to the rationalization of its distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs, including approximately $2.0 million incurred in connection with the final settlement of a labor dispute with former employees of the Company's Boston distribution facility, resulting in termination of the union relationship.

     On March 18, 1997, the Company completed a merger transaction with Owen (the "Owen Merger"). The Owen Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 7.7 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 0.7 million Common Shares. During fiscal 1997, the Company recorded costs of approximately $31.1 million ($22.4 million, net of tax) related to the Owen Merger. These costs include $13.1 million for transaction and employee-related costs associated with the merger, $13.2 million for asset impairments ($10.6 million of which related to MediTROL, as discussed below), and $4.8 million related to other integration activities, including the elimination of duplicate facilities and certain exit and restructuring costs. At the time of the Owen Merger, Owen had a wholly owned subsidiary, MediTROL, that manufactured, marketed, sold and serviced point-of-use medication distribution systems similar to Pyxis. Upon consummation of the Owen Merger, management committed to merge the operations of MediTROL into Pyxis, and phase-out production of the separate MediTROL product line. As a result of this decision, a MediTROL patent ($7.4 million) and certain other operating assets ($3.2 million) were written off as impaired.

       On October 11, 1996, the Company completed a merger transaction with PCI (the "PCI Merger"). The PCI Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 3.1 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. During fiscal 1997, the Company recorded costs totaling approximately $15.1 million ($11.4 million, net of tax) related to the PCI Merger. These costs include $13.8 million for transaction and employee-related costs associated with the PCI Merger (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger) and $1.3 million related to other integration activities, including exit costs.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In addition to the mergers-related costs recorded in fiscal 1997 for the Owen and PCI Mergers (as discussed above), the Company recorded $4.7 million ($2.8 million, net of tax) related to integrating the operations of companies that previously merged with the Company.

     On May 7, 1996, the Company completed a merger transaction with Pyxis (the "Pyxis Merger"). The Pyxis Merger was accounted for as a pooling-of-interests business combination, and the Company issued approximately 22.6 million Common Shares to Pyxis shareholders. In addition, Pyxis' outstanding stock options were converted into options to purchase approximately 2.3 million Common Shares. During fiscal 1996, the Company recorded costs totaling approximately $42.0 million ($30.6 million, net of tax) related to the Pyxis Merger. These costs include $25.4 million for transaction and employee-related costs associated with the merger (including $7.6 million for vested stay bonuses covering substantially all Pyxis employees), $15.6 million related to certain exit and lease-termination costs (pertaining to cancellation of a long-term contract with a financing company in connection with the servicing of the accounts receivable from Pyxis customers at the time of the Pyxis Merger, see Note 3), and $1.0 million related to asset impairments and other integration activities.

     On November 13, 1995, the Company completed a merger transaction with Medicine Shoppe (the "Medicine Shoppe Merger"). The Medicine Shoppe Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 9.6 million Common Shares to Medicine Shoppe shareholders. In addition, Medicine Shoppe's outstanding stock options were converted into options to purchase approximately 0.2 million Common Shares. During fiscal 1996, the Company recorded costs totaling approximately $7.2 million ($6.4 million, net of tax) related to the Medicine Shoppe Merger. These costs include $6.3 million for transaction and employee-related costs associated with the Medicine Shoppe Merger and $0.9 million related to other integration activities.

     The effect of the various mergers-related costs and other special charges recorded in fiscal 1998 was to reduce reported net earnings by $35.8 million to $247.1 million and to reduce reported diluted earnings per Common Share by $0.32 per share to $2.22 per share. The effect of the various mergers-related costs recorded in fiscal 1997 was to reduce reported net earnings by $36.6 million to $184.6 million and to reduce reported diluted earnings per Common Share by $0.34 per share to $1.69 per share. The effect of the various mergers-related costs recorded in fiscal 1996 was to reduce reported net earnings by $36.9 million to $127.2 million and to reduce reported diluted earnings per Common Share by $0.34 per share to $1.19 per share.

     Certain mergers-related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed as incurred.

     During fiscal 1996, the Company completed three business combinations which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's point-of-use pharmacy systems and pharmacy management services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was $58.8 million. Liabilities of the operations assumed were approximately $41.7 million, consisting primarily of debt of $29.7 million. Had the purchases occurred at the beginning of fiscal 1996, operating results for fiscal 1996 on a pro forma basis would not have been significantly different.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LEASES

Sales-Type Leases

     The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in thousands):

                                                                            June 30,        June 30,
                                                                              1998            1997
                                                                         ---------------  --------------

             Future minimum lease payments receivable                    $      320,064   $     190,918
             Unguaranteed residual values                                         1,267           1,333
             Unearned income                                                   (46,296)        (27,817)
             Allowance for uncollectible minimum lease payments
                receivable                                                      (4,572)         (4,874)
                                                                         ---------------  --------------

             Net investment in sales-type leases                                270,463         159,560
                  Less: current portion                                          75,450          40,997
                                                                         ---------------  --------------

             Net investment in sales-type leases, less current portion   $      195,013   $     118,563
                                                                         ===============  ==============


     Future minimum lease payments to be received pursuant to sales-type leases are as follows at June 30, 1998 (in thousands):

                                        1999                    $      79,800
                                        2000                           75,758
                                        2001                           65,208
                                        2002                           55,729
                                        2003                           37,577
                                        Thereafter                      5,992
                                                                --------------

                                        Total                   $     320,064
                                                                ==============

Lease Related Financing Arrangements

     Prior to the Pyxis Merger, Pyxis had financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. In March 1994, Pyxis entered into a five-year financing and servicing agreement with the financing company, whereby the financing company agreed to purchase a minimum of $500 million of Pyxis' lease receivables under certain conditions, provided that the total investment in the lease receivables at any one time did not exceed $350 million. As of June 30, 1998, $198 million of lease receivables were owned by the financing company. The aggregate lease receivables sold under this arrangement totaled approximately $382 million and $312 million at June 30, 1998 and 1997, respectively. As a result of the Pyxis Merger, the Company entered into negotiations with the financing company to amend and terminate this arrangement. In June 1997, the agreement with the financing company was amended to modify financing levels over the remaining term of the agreement and to terminate the lease portfolio servicing responsibilities of the financing company. In June 1998, the agreement with the financing company was further amended to terminate Pyxis' obligation to sell lease receivables to the financing company. The Company made provision for the estimated costs associated with the exiting of this arrangement at the time of the Pyxis Merger (see Note
2).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   NOTES PAYABLE, BANKS

     The Company has entered into various unsecured, uncommitted line-of-credit arrangements which allow for borrowings up to $408 million at June 30, 1998, at various money market rates. At June 30, 1998, $23.9 million, at a weighted average interest rate of 7.2%, was outstanding under such arrangements and $22.2 million, at a weighted average interest rate of 6.26% was outstanding at June 30, 1997. In addition, the Company has revolving credit agreements, which have a maturity of less than one year, with seven banks. These credit agreements are renewable on a quarterly basis and allow the Company to borrow up to $95 million (none of which was in use at June 30, 1998). The Company is required to pay a commitment fee at the annual rate of 0.125% on the average daily unused amounts of the total credit allowed under the revolving credit agreements. The total available but unused lines of credit at June 30, 1998 was $479 million.

5.   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                                            June 30,        June 30,
                                                                              1998            1997
                                                                         ---------------  --------------
             6.0% Notes due 2006                                         $      150,000   $     150,000
             6.5% Notes due 2004                                                100,000         100,000
             Other obligations;  interest averaging 6.39% in 1998 and
                6.38% in 1997, due in varying installments
                through 2010                                                     29,378          33,924
                                                                         ---------------  --------------

             Total                                                              279,378         283,924
                  Less: current portion                                           6,803           6,158
                                                                         ---------------  --------------

             Long-term obligations, less current portion                 $      272,575   $     277,766
                                                                         ===============  ==============

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

     During fiscal 1996, holders of $10 million, 9.53% convertible subordinated notes due 2002, originally issued by Owen, converted the notes into the equivalent of approximately 1.1 million Common Shares. Additionally, Owen repaid $34.8 million of debt with proceeds from a common stock offering. If the previously mentioned conversion and retirement of debt had occurred at the beginning of all periods presented, the changes to diluted earnings per share would not have been material.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $31.8 million at June 30, 1998.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term obligations for future fiscal years are as follows (in thousands):

                                        1999                    $       6,803
                                        2000                            5,418
                                        2001                            3,478
                                        2002                            2,288
                                        2003                            1,654
                                        Thereafter                    259,737
                                                                --------------

                                        Total                   $     279,378
                                                                ==============

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008 , the proceeds of which will be used for working capital needs due to growth in the Company's business. The 6.25% Notes represent unsecured obligations of the Company, are not redeemable prior to maturity and are not subject to a sinking fund. Subsequent to issuing the 6.25% Notes, the Company has the capacity to issue $250 million of additional long-term debt pursuant to a shelf debt registration statement filed with the Securities and Exchange Commission. In addition, as part of its merger transaction with R.P. Scherer Corporation ("Scherer") on August 7, 1998, the Company has assumed approximately $212 million in long-term debt.


6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and equivalents, trade receivables, accounts payables, notes payable-banks and other accrued liabilities at June 30, 1998 and 1997, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $280.2 million and $270.1 million as compared to the carrying amounts of $279.4 million and $283.9 million at June 30, 1998 and 1997, respectively. The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

7.   INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                                          Fiscal Year Ended June 30,
                                                ------------------------------------------------
                                                     1998            1997             1996
                                                ---------------  --------------  ---------------
                      Current:
                         Federal                $       50,001   $     101,877   $       67,397
                         State                           9,948          13,387            9,263

                                                ---------------  --------------  ---------------

                           Total                        59,949         115,264           76,660

                      Deferred                          95,483          11,217           23,602

                                                ---------------  --------------  ---------------

                           Total provision      $      155,432   $     126,481    $     100,262

                                                ===============  ==============  ===============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                           Fiscal Year Ended June 30,
                                                 --------------------------------------------------
                                                      1998             1997              1996
                                                 ---------------  ---------------   ---------------
                 Provision at Federal
                   statutory rate                       35.0  %          35.0  %           35.0 %
                 State income taxes, net of
                   Federal benefit                       4.7              4.3               4.7
                 Nondeductible expenses                  0.9              2.4               3.9
                 Other                                 (2.0)            (1.0)               0.5

                                                 ---------------  ---------------   ---------------

                   Effective income tax rate            38.6  %          40.7  %           44.1 %
                                                 ===============  ===============   ===============

     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in thousands):

                                                                         June 30,         June 30,
                                                                           1998             1997
                                                                       --------------   --------------
               Deferred income tax assets:
                 Receivable basis difference                           $      10,330    $      18,669
                 Accrued liabilities                                          23,672           35,179
                 Net operating loss carryforwards                             42,455           30,978
                 Other                                                         3,976           38,285
                                                                       --------------   --------------

                    Total deferred income tax assets                          80,433          123,111

                 Valuation allowance for deferred income tax assets          (6,413)          (2,696)
                                                                       --------------   --------------

                    Net deferred income tax assets                            74,020          120,415
                                                                       --------------   --------------

               Deferred income tax liabilities:
                 Inventory basis differences                                (90,027)         (58,077)
                 Property-related                                           (72,399)         (63,171)
                 Revenues on lease contracts                               (110,986)         (89,101)
                 Other                                                           847         (13,128)
                                                                       --------------   --------------

                    Total deferred income tax liabilities                  (272,565)        (223,477)
                                                                       --------------   --------------

                      Net deferred income tax liabilities              $   (198,545)    $   (103,062)
                                                                       ==============   ==============

The above amounts are classified in the consolidated balance sheets as follows (in thousands):

                                                                          June 30,         June 30,
                                                                            1998             1997
                                                                       --------------   --------------

                 Other current liabilities                             $      13,831         (27,696)

                 Deferred income taxes and other liabilities               (212,376)         (75,366)
                                                                       --------------   --------------

                    Net deferred income tax liabilities                $   (198,545)    $   (103,062)
                                                                       ==============   ==============

     The Company had Federal net operating loss carryforwards of $95.4 million and $91.0 million and state net operating loss carryforwards of $95.1 million and $56 million as of June 30, 1998 and 1997, respectively. A valuation allowance of $6.4 million and $2.7 million at June 30, 1998 and 1997, respectively, has been provided for the state net operating loss carryforwards, as utilization of such carryforwards within the applicable statutory periods is uncertain. The Company's Federal tax operating loss carryforwards and a portion of the state net operating loss carryforwards are subject to a change in ownership limitation calculation under Internal Revenue Code Section 382.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of these assets. The Federal net operating loss carryforward begins expiring in 2001 and the state net operating loss carryforward began expiring in 1994. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually.

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

     Prior to the Owen Merger, Owen established an Employee Stock Ownership Plan (the "ESOP"). Costs for the ESOP debt service were recognized for additional contributions to satisfy ESOP obligations and plan operating expenses. As of January 2, 1996, contributions to the ESOP were suspended and all participants became fully vested.

      The total expense for employee retirement benefit plans was as follows (in thousands):

                                                                  Fiscal Year Ended June 30,
                                                        -----------------------------------------------
                                                            1998             1997            1996
                                                        --------------  ---------------  --------------

                 Defined contribution plans             $      15,363    $      10,765   $       9,132
                 Multiemployer plans                              531              947           1,216
                 ESOP                                               -                -             257
                                                          ------------
                                                        --              ---------------  --------------

                 Total                                  $      15,894    $      11,712   $      10,605
                                                        ==============  ===============  ==============

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases having initial or remaining noncancellable lease terms in excess of one year at June 30, 1998 are as follows (in thousands):

                                        1999                    $      15,011
                                        2000                            8,118
                                        2001                            6,189
                                        2002                            4,668
                                        2003                            3,773
                                        Thereafter                     11,813
                                                                --------------

                                        Total                   $      49,572
                                                                ==============

     Rental expense relating to operating leases was approximately $24.1 million, $23.0 million and $23.4 million in fiscal 1998, 1997, and 1996, respectively. Sublease rental income was not material for any period presented herein.

       The Company has entered into operating lease agreements with several banks for the construction of various new facilities. The initial terms of the lease agreements extend through April 2003, with optional five year renewal periods. In the event of termination, the Company is required to either purchase the facility or vacate the property and make reimbursement for a portion of the uncompensated price of the property cost. The instruments provide for maximum fundings of $181.2 million, which is the total estimated cost of the construction projects. As of June 30, 1998, the

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount expended was $108.2 million. Currently, the Company's minimum annual lease payments under the agreements are approximately $7.0 million.

     As of June 30, 1998, amounts outstanding on customer notes receivable sold with full recourse to a commercial bank totaled approximately $13.4 million. The Company also has outstanding guarantees of indebtedness and financial assistance commitments which totaled approximately $4.2 million at June 30, 1998. Upon consummation of the Scherer Merger on August 7, 1998 (see Note 16), the Company guaranteed an additional $292 million, representing the outstanding long-term debt and available credit facilities of Scherer.

     The Company becomes involved from time-to-time in litigation incidental to its business. In November 1993, Cardinal, Whitmire, five other pharmaceutical wholesalers, and twenty-four pharmaceutical manufacturers were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. Trial has been set for the prescription drug litigation to begin September 14, 1998. The Company believes that the allegations set forth against Cardinal and Whitmire in these lawsuits are without merit.

     In January 1995, the Company was named as a defendant in a lawsuit alleging violations of various antitrust statutes and that the Company had tortiously interfered with another pharmaceutical wholesaler's contractual realtions. The trial date for this action has been set for November 2, 1998. The Company believes that allegations made against it in this litigation are without merit.

     Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company's consolidated financial statements.

10.  SHAREHOLDERS' EQUITY

     At June 30, 1998, the Company's authorized capital shares consisted of (a) 300,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. At June 30, 1997, the Company's authorized capital shares consisted of (a) 150,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 1998 and 1997.

11.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

     The Company's trade receivables, finance notes and accrued interest receivable, and lease receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the acute care portion of the healthcare industry. However, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

     During fiscal 1998, the Company's two largest customers individually accounted for 12% of operating revenue and 62% of bulk deliveries, respectively. During fiscal 1997, the Company's two largest customers individually accounted for 13% of operating revenue and 62% of bulk deliveries, respectively. During fiscal 1996, the Company's

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


two largest customers individually accounted for 11% of operating revenue and 70% of bulk deliveries, respectively. Trade receivables due from these two customers aggregated approximately 16% and 23% of total trade receivables at June 30, 1998 and 1997, respectively.

12.  STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

       The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per Common Share would have been reduced by $4.5 million and $0.04 per share, respectively, for fiscal 1998, $2.3 million and $0.02 per share, respectively, for fiscal 1997 and $6.4 million and $0.07 per share, respectively, for fiscal 1996.

       Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following summarizes all stock option transactions for the Company (excluding Whitmire, see below) under the plans from June 30, 1995 through June 30, 1998, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in thousands, except per share amounts):

                          Fiscal 1998                     Fiscal 1997                      Fiscal 1996
                   ---------------------------    -----------------------------    -----------------------------
                                 Weighted                         Weighted                         Weighted
                                  average                          average                          average
                    Options   exercise price        Options    exercise price        Options    exercise price
                   ---------- ----------------     ----------- ----------------    ------------ ----------------
Outstanding,
beginning of
year                   4,748           $31.49           6,432           $24.15           5,737           $20.98
Granted                  802            79.35             840            54.88           1,382            36.82
Exercised            (1,255)            24.34         (2,284)            19.87           (527)            21.10
Canceled               (138)            47.67           (240)            27.27           (160)            29.93
                   ---------- ----------------     ----------- ----------------    ------------ ----------------
Outstanding,
end of year            4,157           $42.32           4,748          $ 31.49           6,432           $24.15
                   ========== ================     =========== ================    ============ ================

Exercisable, end
of year                2,074           $24.58           2,718           $23.15           4,076           $20.89
                   ---------- ----------------     ----------- ----------------    ------------ ----------------

     The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $19.92, $14.48 and $14.50, respectively. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in fiscal 1998: risk-free interest rate of 5.53%, expected life of 3 years, expected volatility of 0.27% and dividend yield of 0.16%. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in both fiscal 1997 and 1996: risk-free interest rate of 6.23%, expected life of 3 years, expected volatility of 0.25% and dividend yield of 0.17%.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Information relative to stock options outstanding as of June 30, 1998:

                                   Options Outstanding                            Options Exercisable
                   -----------------------------------------------------     ------------------------------
                                         Weighted
                                         average
                                        remaining          Weighted                          Weighted
Range of                Options        contractual         average           Options         average
exercise prices         (000s)        life in years     exercise price        (000s)      exercise price
------------------ ----------------- ----------------- -----------------     ----------- ------------------
$  .08-$23.07                 1,076              4.27            $16.51           1,034             $16.46
$23.27-$33.00                   848              6.45             29.32             781              29.50
$33.51-$54.33                   832              7.21             41.06             247              40.54
$54.38-$81.69                 1,385              9.12             70.57              11              74.45
$88.19-$94.13                    16              9.66             88.58               1              94.13
                   ----------------- ----------------- -----------------     ----------- ------------------
                              4,157              6.94            $42.32           2,074             $24.58
                   ================= ================= =================     =========== ==================

     As of June 30, 1998, there remained approximately 650,000 additional shares available to be issued pursuant to the Plans.

     In connection with the Whitmire Merger, outstanding Whitmire stock options granted to current or former Whitmire officers or employees were automatically converted into options ("Cardinal Exchange Options") to purchase an aggregate of approximately 2.6 million additional Common Shares. Under the terms of their original issuance, the exercise price for substantially all of the Cardinal Exchange Options is remitted to certain former investors of Whitmire. Cardinal Exchange Options to purchase 0.3 million Common Shares, with an average option price of $1.37 were exercised in fiscal 1996. At June 30, 1996, all Cardinal Exchange Options had been exercised.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to seven years. As of June 30, 1998 approximately 0.2 million shares remained restricted and subject to forfeiture.


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data (in thousands, except per share amounts) for fiscal 1998 and 1997 has been restated to reflect the pooling-of-interests business combinations as discussed in Note 2. Earnings per Common Share have been restated in accordance with SFAS 128 (see Note 1).

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1998
   Revenue:
      Operating revenue                     $  2,869,971   $  3,130,505  $  3,381,479   $  3,544,823
      Bulk deliveries to customer
           warehouses                            681,155        750,590       720,101        839,514
                                              -----------    -----------   -----------    -----------
   Total revenue                            $  3,551,126   $  3,881,095  $  4,101,580   $  4,384,337

   Gross margin                                  225,865        248,898       279,376        287,411
   Selling, general and administrative
      expenses                                   135,054        135,211       142,205        155,286
   Operating earnings                             88,628        110,498       107,380        109,510
   Net earnings                             $     54,040   $     66,179  $     56,312   $     70,550
   Net earnings per Common Share:
      Basic                                 $        .50   $        .60  $        .51   $        .64
      Diluted                               $        .49   $        .60  $        .50   $        .63
-----------------------------------------------------------------------------------------------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1997
   Revenue:
      Operating revenue                     $  2,535,476   $  2,816,406  $  2,825,500   $  2,790,660
      Bulk deliveries to customer
           warehouses                            571,704        623,883       624,368        649,183
                                              -----------    -----------   -----------    -----------
   Total revenue                            $  3,107,180   $  3,440,289  $  3,449,868   $  3,439,843

   Gross margin                                  193,828        223,858       246,658        235,314
   Selling, general and administrative
      expenses                                   124,156        127,413       131,502        132,480
   Operating earnings                             69,514         78,429        84,274        100,961
   Net earnings                             $     39,326   $     41,326  $     42,181   $     61,766
   Net earnings per Common Share:
      Basic                                 $        .38   $        .38  $        .39   $        .57
      Diluted                               $        .37   $        .38  $        .38   $        .56


     On August 12, 1998, the Company declared a three-for-two stock split which will be effected as a stock dividend and distributed on October 30, 1998 to shareholders of record at the close of business on October 9, 1998 (see Note 1). Giving retroactive effect to the stock split, the earnings per Common Share for the selected quarterly financial data in fiscal 1998 and 1997 will be restated as follows upon distribution on October 30, 1998:

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Net earnings per Common Share:
Fiscal 1998:
   Basic                                    $       0.33   $       0.40  $       0.34   $       0.43
   Diluted                                  $       0.32   $       0.40  $       0.34   $       0.42

-----------------------------------------------------------------------------------------------------
Fiscal 1997:
   Basic                                    $       0.25   $       0.26  $       0.26   $       0.38
   Diluted                                  $       0.25   $       0.25  $       0.26   $       0.37

     As more fully discussed in Note 2, mergers-related costs and special charges were recorded in various quarters in fiscal 1998 and 1997. The following table summarizes the impact of such costs on net earnings and diluted earnings per share in the quarters in which they were recorded:

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
Fiscal 1998:
   Net earnings                             $    (1,332)   $    (1,945)  $   (23,729)   $    (8,841)
   Diluted net
      earnings per Common Share             $     (0.01)   $     (0.01)  $     (0.22)   $     (0.08)
-----------------------------------------------------------------------------------------------------
Fiscal 1997:
   Net earnings                             $       (95)   $   (13,053)  $   (22,285)   $    (1,124)
   Diluted net
      earnings per Common Share             $          -   $     (0.12)  $     (0.20)   $     (0.02)

     Giving retroactive effect to the stock split declared on August 12, 1998, (see above and Note 1), the impact on diluted net earnings per Common Share of mergers-related costs and special charges recorded in various quarters in fiscal 1998 and 1997 will be restated as follows upon distribution on October 30, 1998:

                                               First         Second         Third          Fourth
                                              Quarter       Quarter        Quarter        Quarter
                                            ------------- -------------- -------------  -------------
   Fiscal 1998                              $     (0.01)   $     (0.01)  $     (0.14)   $     (0.05)

   Fiscal 1997                              $          -   $     (0.08)  $     (0.13)   $     (0.01)

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Income tax and interest payments for the fiscal years ended June 30, 1998, 1997 and 1996 were as follows (in thousands):

                                                            Fiscal Year Ended June 30,
                                                  ------------------------------------------------
                                                       1998            1997             1996
                                                  ---------------  --------------   --------------
                    Interest paid                 $       22,857   $      30,487    $      25,263
                    Income taxes paid             $       87,295   $      83,639    $      67,831


     See Notes 2 and 5 for additional information regarding non cash investing and financing activities.

15.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending September 30, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for reporting and display of comprehensive income and its components in the financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will require adoption no later than fiscal 1999. SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosure about products and services, geographic areas and major customers.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which will require adoption no later than the Company's fiscal quarter ending September 30, 1999. This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will require adoption no later than the beginning of the Company's fiscal year ending June 30, 1999. This new statement provides guidance on accounting for costs of computer software developed or obtained for internal use.

     Adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.


16.  SUBSEQUENT BUSINESS COMBINATION

     On May 17, 1998, the Company announced that it had entered into a definitive merger agreement with Scherer (the "Scherer Merger"). This merger transaction was completed on August 7, 1998, and will be accounted for as a pooling-of-interests for financial reporting purposes. In the Scherer Merger, the Company issued approximately 22.8 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 2.4 million Common Shares. The Company has assumed approximately $212 million in long-term debt as part of the Scherer Merger. The Company expects to record a merger-related charge to reflect transaction and other costs incurred as a result of the Scherer Merger in the first quarter of fiscal 1999. The Company is currently assessing the appropriate reporting periods to be combined and the potential

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial implications of conforming the accounting policies of the Company and Scherer, in connection with the restatement of the historical financial statements, as a result of the Scherer Merger.


17.   TERMINATED MERGER AGREEMENT

     On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement (as subsequently amended by the parties on March 16, 1998), pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"), which was subsequently approved by both companies' shareholders on February 20, 1998. On March 9, 1998, the FTC filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement. In accordance with the terms of the Bergen Merger Agreement, its termination gave rise to an obligation for the Company to reimburse Bergen for $7 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement will cause the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit are reflected in the consolidated financial statements in the fourth quarter of the fiscal year ended June 30, 1998.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS." Certain information relating to Executive Officers of the Company appears at pages 7, 8 and 9 of this Form 10-K, which is hereby incorporated by reference.

ITEM 11:   EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "EXECUTIVE COMPENSATION" (other than information set forth under the caption "Compensation Committee Report").

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                                             PAGE
                                                                                                             ----
         Independent Auditors' reports....................................................................    18

         Financial Statements:

         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 1998, 1997 and 1996...................................................................    21
         Consolidated Balance Sheets at June 30, 1998 and 1997............................................    22
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 1998, 1997 and 1996.......................................................    23
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 1998, 1997 and 1996...................................................................    24

         Notes to Consolidated Financial Statements.......................................................    25


(a)(2) The following Supplemental Schedule is included in this report:

                                                                                                             PAGE
                                                                                                             ----
         Schedule II - Valuation and Qualifying Accounts..................................................    48

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

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
NUMBER                                               EXHIBIT DESCRIPTION
------                                               -------------------

2.01        Agreement and Plan of Merger dated as of May 17, 1998, among the Registrant, GEL
            Acquisition Corp. and R.P. Scherer Corporation. (1)

3.01        Amended and Restated Articles of Incorporation of the Registrant, as amended. (3)

3.02        Restated Code of Regulations of the Registrant, as amended. (5)

4.01        Specimen Certificate for the Registrant's Class A Common Shares (4)

4.02 Indenture between the Registrant and Bank One, Indianapolis, NA relating to the Registrant's 6 1/2% Notes Due 2004 and 6% Notes Due
            2006 (5)

4.03        Indenture between the Registrant and Bank One, Columbus, NA,
            Trustee, relating to the Registrant's 6 1/4 Notes Due 2008 (6)

4.04        Form of Warrant Certificate to Purchase Company Common Shares (7)

4.05        Indenture dated January 1, 1994 (the "Indenture") between R.P. Scherer International
            Corporation and Comerica Bank (the "Trustee"); First Supplemental Indenture by and
            among R.P. Scherer International Corporation, R.P. Scherer Corporation and Trustee dated
            February 28, 1995; and Second Supplemental Indenture by and among R.P. Scherer
            Corporation, the Registrant and Trustee dated as of August 7, 1998.

            Other long-term debt agreements of the Registrant are not filed pursuant to Item
            601(b)(4)(iii)(A) of Regulation S-K and the Registrant agrees to furnish copies of such agreements to the SEC upon its request.

10.01       Stock Incentive Plan of the Registrant, as amended. (8)*

10.02       Directors' Stock Option Plan of the Registrant, as amended and restated. (8)*

10.03       Equity Incentive Plan of the Registrant, as amended ((9), except for amendment to Section
            9(d), which is included in this Annual Report on Form 10-K.)*

10.04       1990 Stock Option Plan of Medicine Shoppe International, Inc. (10)*

10.05       Employee Incentive Stock Option Plan of Medicine Shoppe International, Inc. (10)*

10.06       Executive Choice Plan of Medicine Shoppe International, Inc. (10)*

10.07       1997 Stock Option Plan of R.P. Scherer Corporation (18)*

10.08       1992 Stock Option Plan of R.P. Scherer Corporation, as amended and restated. (18)*

10.09       1990 Nonqualified Performance Stock Option Plans of R.P. Scherer Corporation (18)*

10.10       Employment Agreement dated October 11, 1993, among Whitmire, Melburn G. Whitmire and the Registrant, as amended. (18)*

10.11       Employment Agreement dated August 26, 1995, among Medicine Shoppe,  David A. Abrahamson and the Registrant. (11)*

10.12       Employment Agreement dated February 10, 1998 between the Registrant and Robert J.
            Zollars. (3)*

10.13       Employment Agreement dated May 12, 1998, between the Registrant and James F. Millar.

10.14       Amended and Restated Employment Agreement dated May 17, 1998, among Scherer, George L.
            Fotiades and the Registrant.*

10.15       Amendment to Employment Agreement dated as of May 17, 1998 among Scherer,
            Aleksander Erdeljan and the Registrant; Employment Agreement between Scherer and
            Aleksander Erdeljan dated June 1, 1994. *

10.16       Form of Indemnification Agreement between the Registrant and individual directors.
            (13)

10.17       Form of Indemnification Agreement between the Registrant and individual officers. (14)

10.18       Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and
            Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D.
            Walter. (8)*

10.19       Lease for portions of the Registrant's Columbus Investment Property dated July 7, 1958, as amended. (16)

10.20       Cardinal  Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated
            Effective July 1, 1997. (20)*

10.21       Cardinal Health, Inc. Performance-Based Incentive Compensation Plan. (19)*

10.22       Shareholders Agreement dated July 13, 1984, as amended. (17)

10.23       Master Agreement and related documents, dated as of July 16, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank,
            Atlanta. (12)

10.24       Vendor Program Agreement dated as of October 10, 1991 by and between General Electric
            Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January
            15, 1993, March 10, 1994, June 23, 1997, and June 1, 1998.((12) and (4), except for Rider 6, which is included in this Annual Report on Form 10-K.)

10.25       Participation Agreement and related documents, dated as of June 23, 1997, among the
            Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc. (4)

10.26 Pharmaceutical Services Agreement, dated as of August 1, 1996, between Kmart Corporation and Cardinal Health. (13)

10.27       Partnership Agreement of R.P. Scherer GMBH & Co. KG.

21.01       List of subsidiaries of the Registrant.

23.01       Consent of Deloitte & Touche LLP.

23.02       Consent of Ernst & Young LLP.

23.03       Consent of PricewaterhouseCoopers LLP.

27.01       Financial Data Table

99.01       Statement Regarding Forward-Looking Information

  --------------

  (1) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-56655) and incorporated herein by reference.

  (2) Included as an exhibit to the Registrant's Current Report on Form 8-K (No. 0-12591) filed with the Commission on March 17, 1998, and incorporated herein by reference.

  (3) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (No. 0-12591) and incorporated herein by reference.

  (4) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (No. 0-12591) and incorporated herein by reference.

  (5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (No. 0-12591) and incorporated herein by reference.

  (6) Included as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 1997, and incorporated herein by reference.

  (7) Included as an exhibit to the Registrant's Amendment No. 2 to Form S-4 Registration Statement (No. 333-30889), and incorporated herein by reference.

  (8) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (No. 0-12591) and incorporated herein by reference.

  (9) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (No. 0-12591) and incorporated herein by reference.

  (10) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 33-63283-01) and incorporated herein by reference.

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

  (15) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-84444) and incorporated herein by reference.

  (16) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (No. 0-12592) and incorporated herein by reference.

  (17) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-56655-01) and as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (No. 0-12591) and incorporated herein by reference.

  (18) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 (No. 0-12591) and incorporated herein by reference.

  (19) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (No. 0-12591) and incorporated herein by reference.

  (20) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-12591) and incorporated herein by reference.

  *        Management contract or compensation plan or arrangement.


(b)  Reports on Form 8-K:

On May 20, 1998, the Registrant filed a Current Report on Form 8-K under Item 5, which reported that it had entered into an Agreement and Plan of Merger by and among the Registrant, GEL Acquisition Corp., and R.P. Scherer Corporation.

On June 29, 1998, the Registrant filed a Current Report on Form 8-K under Item 7, under which it filed Exhibit 12, Computation of Ratio of Earnings to Fixed Charges.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CARDINAL HEALTH, INC.


September 1, 1998                                 By: /s/ Robert D. Walter
                                                     ---------------------------
                                                  Robert D. Walter, Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                                              TITLE                                    DATE
-------------------------------------       -------------------------------------------------   ----------------------
/s/ Robert D. Walter
-------------------------------------       Chairman, Chief Executive Officer and                    September 1, 1998
Robert D. Walter                            Director (principal executive officer)

/s/ David Bearman
-------------------------------------       Executive Vice President and Chief Financial             September 1, 1998
David Bearman                               Officer (principal financial officer)

/s/ Richard J. Miller
-------------------------------------       Vice President, Controller and Principal                 September 1, 1998
Richard J. Miller                           Accounting Officer

/s/ John C. Kane
-------------------------------------       President, Chief Operating Officer                       September 1, 1998
John C. Kane                                and Director

/s/ Aleksander Erdeljan
-------------------------------------       Director                                                 September 1, 1998
Aleksander Erdeljan

/s/ John F. Finn
-------------------------------------       Director                                                 September 1, 1998
John F. Finn

/s/ Robert L. Gerbig
-------------------------------------       Director                                                 September 1, 1998
Robert L. Gerbig

/s/ John F. Havens
-------------------------------------       Director                                                 September 1, 1998
John F. Havens

/s/ Regina E. Herzlinger
-------------------------------------       Director                                                 September 1, 1998
Regina E. Herzlinger

/s/ J. Michael Losh
-------------------------------------       Director                                                 September 1, 1998
J. Michael Losh

/s/ George R. Manser
-------------------------------------       Director                                                 September 1, 1998
George R. Manser

/s/ John B. McCoy
-------------------------------------       Director                                                 September 1, 1998
John B. McCoy

/s/ Jerry E. Robertson
-------------------------------------       Director                                                 September 1, 1998
Jerry E. Robertson

/s/ L. Jack Van Fossen
-------------------------------------       Director                                                 September 1, 1998
L. Jack Van Fossen

/s/ Melburn G. Whitmire
-------------------------------------       Director                                                 September 1, 1998
Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT       CHARGED TO       CHARGED TO                        BALANCE AT
                                              BEGINNING        COSTS AND          OTHER                              END
                   DESCRIPTION                OF PERIOD        EXPENSES       ACCOUNTS (1)    DEDUCTIONS (2)      OF PERIOD
------------------------------------------ ---------------- ---------------- ---------------- ---------------- ----------------
Fiscal Year 1998:
      Accounts receivable                  $        34,952  $        14,395  $         3,587  $       (18,738) $        34,196
      Finance notes receivable                       8,179              104              111           (1,965)           6,429
      Net investment in sales-type leases            4,874               --               --             (302)           4,572
                                           ---------------- ---------------- ---------------- ---------------- ----------------

                                           $        48,005  $        14,499  $         3,698  $       (21,005) $        45,197
                                           ================ ================ ================ ================ ================

Fiscal Year 1997:
      Accounts receivable                  $        36,803  $         8,073  $           410  $       (10,334) $        34,952
      Finance notes receivable                       9,081               --               --             (902)           8,179
      Net investment in sales-type leases            5,026               --               --             (152)           4,874
                                           ---------------- ---------------- ---------------- ---------------- ----------------

                                           $        50,910  $         8,073  $           410  $       (11,388) $        48,005
                                           ================ ================ ================ ================ ================

Fiscal Year 1996:
      Accounts receivable                  $        34,606  $         9,720  $         1,452  $        (8,975) $        36,803
      Finance notes receivable                       9,274              650               --             (843)           9,081
      Net investment in sales-type leases            2,900            2,126               --               --            5,026
                                           ---------------- ---------------- ---------------- ---------------- ----------------

                                           $        46,780  $        12,496  $         1,452  $        (9,818) $        50,910
                                           ================ ================ ================ ================ ================


(1) During fiscal 1998, 1997 and 1996 recoveries of amounts provided for or written off in prior years were $3,444,000, $410,000 and $332,000, respectively. Increases in the reserves as a result of acquisitions accounted for as purchases were $254,000 and $1,120,000 in fiscal 1998 and 1996.

(2) Write-off of uncollectible accounts.