Form 10-Q
period 1998-09-30
CARDINAL HEALTH INC
filed 1998-11-13
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1998          Commission File Number 0-12591



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

                                 (614) 717-5000
              (Registrant's telephone number, including area code)










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

         The number of Registrant's Common Shares outstanding at the close of business on October 31, 1998 was as follows:

              Common Shares, without par value: $200,731,408

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                              Index *


                                                                                          Page No.
                                                                                          --------
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three
           Months Ended September 30, 1998 and 1997 .........................................  3

           Condensed Consolidated Balance Sheets at September 30, 1998 and
           June 30, 1998 ....................................................................  4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 1998 and 1997.......................................................  5

           Notes to Condensed Consolidated Financial Statements .............................  6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................................  8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................ 11


Part II.   Other Information:
           ------------------


Item 1.    Legal Proceedings................................................................. 12

Item 4.    Submission of Matters to a Vote of Security Holders............................... 12

Item 5.    Other Information................................................................. 13

Item 6.    Exhibits and Reports on Form 8-K.................................................. 13

*  Items not listed are inapplicable.

                            PART I. FINANCIAL INFORMATION
                        CARDINAL HEALTH, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             1998            1997
                                                          ----------      ----------
Revenue:
   Operating revenue                                      $3,851,015      $3,022,409
   Bulk deliveries to customer warehouses                    781,680         681,155
                                                          ----------      ----------

Total revenue                                              4,632,695       3,703,564

Cost of products sold:
   Operating cost of products sold                         3,529,908       2,744,763
   Cost of products sold - bulk deliveries                   781,680         681,155
                                                          ----------      ----------

Total cost of products sold                                4,311,588       3,425,918

Gross margin                                                 321,107         277,646

Selling, general and administrative expenses                 178,215         160,323

Merger-related costs                                         (34,370)         (2,183)
                                                          ----------      ----------

Operating earnings                                           108,522         115,140

Other income (expense):
   Interest expense                                           (8,713)         (7,243)
   Other, net                                                  2,454           2,572
                                                          ----------      ----------

Earnings before income taxes                                 102,263         110,469

Provision for income taxes                                    44,437          41,147
                                                          ----------      ----------

Net earnings                                              $   57,826      $   69,322
                                                          ==========      ==========

Earnings per Common Share:
   Basic                                                  $     0.29      $     0.35
   Diluted                                                $     0.28      $     0.34

Weighted average number of Common Shares outstanding:
   Basic                                                     200,475         198,605
   Diluted                                                   203,966         202,172

Cash dividends declared per Common Share                  $    0.025      $    0.017


            See notes to condensed consolidated financial statements.

                           CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                       (IN THOUSANDS)


                                                               SEPTEMBER 30,     JUNE 30,
                                                                   1998            1998
                                                               -------------    ----------
ASSETS
   Current assets:
     Cash and equivalents                                       $  332,666      $  338,263
     Trade receivables, net                                      1,039,198         989,583
     Current portion of net investment in sales-type leases         86,856          75,450
     Merchandise inventories                                     2,062,315       1,964,382
     Prepaid expenses and other                                    149,032         137,417
                                                                ----------      ----------

       Total current assets                                      3,670,067       3,505,095
                                                                ----------      ----------

   Property and equipment, at cost                               1,114,685       1,046,405
   Accumulated depreciation and amortization                      (377,781)       (347,468)
                                                                ----------      ----------
     Property and equipment, net                                   736,904         698,937

   Other assets:
     Net investment in sales-type leases, less current portion     251,382         195,013
     Goodwill and other intangibles                                281,291         285,571
     Other                                                         103,470          98,490
                                                                ----------      ----------

       Total                                                    $5,043,114      $4,783,106
                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks                                       $   25,784      $   24,653
     Current portion of long-term obligations                       10,123           7,294
     Accounts payable                                            1,696,751       1,714,108
     Other accrued liabilities                                     282,103         247,661
                                                                ----------      ----------

       Total current liabilities                                 2,014,761       1,993,716
                                                                ----------      ----------

   Long-term obligations, less current portion                     642,475         441,170
   Deferred income taxes and other liabilities                     285,222         324,145

   Shareholders' equity:
     Common Shares, without par value                              956,954         944,833
     Retained earnings                                           1,186,285       1,122,230
     Common Shares in treasury, at cost                            (10,066)         (9,469)
     Cumulative foreign currency adjustment                        (27,622)        (28,034)
     Other                                                          (4,895)         (5,485)
                                                                ----------      ----------
       Total shareholders' equity                                2,100,656       2,024,075
                                                                ----------      ----------

       Total                                                    $5,043,114      $4,783,106
                                                                ==========      ==========

            See notes to condensed consolidated financial statements.

                                    CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    1998            1997
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             $  57,826      $  69,322
 Net earnings
 Adjustments to reconcile net earnings to net cash from operating activities:        25,045         22,763
    Depreciation and amortization                                                     2,505          3,057
    Provision for bad debts
    Change in operating assets and liabilities:
      Increase in trade receivables                                                 (46,926)       (33,451)
      Increase in merchandise inventories                                           (95,603)      (184,350)
      Increase in net investment in sales-type leases                               (67,775)       (17,642)
      Increase (decrease) in accounts payable                                       (22,016)       109,417
      Other operating items, net                                                    (19,905)        (4,516)
                                                                                  ---------      ---------

 Net cash used in operating activities                                             (166,849)       (35,400)
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                                         1,881            315
 Additions to property and equipment                                                (54,801)       (41,888)
 Other                                                                                   --         (2,088)
                                                                                  ---------      ---------

 Net cash used in investing activities                                              (52,920)       (43,661)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowing activity                                                    1,133          3,924
 Reduction of long-term obligations                                                 (12,468)        (3,170)
 Proceeds from long-term obligations, net of issuance costs                         214,256          2,167
 Proceeds from issuance of Common Shares                                             10,612         17,116
 Tax benefit of stock options                                                         1,509          2,842
 Dividends on Common Shares and cash paid
  in lieu of fractional shares                                                       (3,321)        (3,074)
 Purchase of treasury shares                                                           (597)           (43)
                                                                                  ---------      ---------

 Net cash provided by financing activities                                          211,124         19,762

EFFECT OF CURRENCY TRANSLATION ON CASH AND EQUIVALENTS                                3,048           (307)
                                                                                  ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                                 (5,597)       (59,606)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         338,263        270,536
                                                                                  ---------      ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                             $ 332,666      $ 210,930
                                                                                  =========      =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger transactions with MediQual Systems, Inc. ("MediQual") on February 18, 1998 and R.P. Scherer Corporation ("Scherer") on August 7, 1998, both of which were accounted for as pooling of interests business combinations (see Note 5).

         These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere herein, all such adjustments are of a normal and recurring nature.

         The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998, and in the Company's current report on Form 8-K/A (Amendment No. 1) filed on September 28, 1998.

Note 2. Basic earnings per Common Share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

Note 3. On August 12, 1998, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on October 30, 1998 to shareholders of record at the close of business on October 9, 1998. All share and per share amounts included in the condensed consolidated financial statements have been adjusted to retroactively reflect the stock split.

Note 4. As of September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments. For the three months ended September 30, 1998, total comprehensive income was $58.2 million, comprised of $57.8 million of net earnings and $0.4 million of gain on foreign currency translation. Total comprehensive income for the comparable period of fiscal year 1997 was $68.1 million, comprised of $69.3 million of net earnings offset by $1.2 million of loss on foreign currency translation.

Note 5. On August 7, 1998, the Company completed a merger transaction with R.P. Scherer Corporation (the "Scherer Merger"). The Scherer Merger was accounted for as a pooling of interests. The Company issued approximately 34.2 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 3.5 million Common Shares.

         The Company's fiscal year end is June 30 and Scherer's fiscal year end was March 31. The condensed consolidated financial statements for the quarter ended September 30, 1998, combine the Company's and Scherer's results for the same periods. For the three months ended September 30, 1997, the condensed consolidated financial statements combine the Company's three months ended September 30, 1997 results with Scherer's three months ended June 30, 1997 results. Due to the change in Scherer's fiscal year end from March 31 to conform with the Company's June 30 fiscal year end, Scherer's results of operations for the three months ended June 30, 1998 will not be included in the combined results of operations but will be reflected as an adjustment to combined retained earnings. Scherer's net revenue and net earnings for this period were $161.6 million and $8.6 million, respectively. Scherer's cash flows from operating and financing activities for this period were $12.6 million and $32.6 million, respectively, while cash flows used in investing activities were $12.2 million.

Note 6. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three months ended September 30, 1998, merger-related costs totaling $34.4 million ($27.8 million, net of tax) were recorded. Of this amount, approximately $22.3 million related to transaction and employee-related costs, and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded during the first quarter of fiscal 1999 was a $2.2 million credit to adjust the estimated Bergen Brunswig Corporation ("Bergen") transaction and termination costs previously recorded (see Note 7). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

         During the three months ended September 30, 1997, merger-related costs totaling $2.2 million ($1.3 million, net of tax) were recorded, related to integrating the operations of companies that previously merged with the Company.

         The net effect of the various merger-related costs recorded during the three months ended September 30, 1998 and 1997 was to reduce net earnings by $27.8 million to $57.8 million and by $1.3 million to $69.3 million, respectively, and to reduce reported diluted earnings per Common Share by $0.14 per share to $0.28 per share and by $0.01 per share to $0.34 per share, respectively.

Note 7. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement, as amended, pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement and, in accordance with the terms of the Bergen Merger Agreement, the Company reimbursed Bergen for $7 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible for federal income tax purposes, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit were recorded in the fourth quarter of the fiscal year ended June 30, 1998.

Note 8. On October 9, 1998, the Company announced that it had entered into a definitive merger agreement with Allegiance Corporation ("Allegiance"), pursuant to which Allegiance will become a wholly owned subsidiary of the Company in a stock-for-stock merger transaction expected to be accounted for as a pooling of interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Allegiance will receive 0.6225 of a Company Common Share in exchange for each outstanding common share of Allegiance. The Company will issue approximately 73.5 million Common Shares in the transaction and will also assume approximately $838 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed merger transaction with Allegiance. Since the merger has not yet been consummated and transition plans currently are being developed, the amount of these charges cannot be estimated at this time. The merger is expected to be completed in the first half of calendar 1999, subject to satisfaction of certain conditions, including approvals by the stockholders of both Allegiance and the Company and the receipt of certain regulatory approvals.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with MediQual Systems, Inc. ("MediQual") on February 18, 1998 and R.P. Scherer Corporation ("Scherer") on August 7, 1998. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 1998 and June 30, 1998, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 1998 and 1997.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and in the Company's Current Report on Form 8-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on September 28, 1998.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in the Company's Form 10-K report and exhibits and amendments to such report and is incorporated herein by reference. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

     Operating Revenue. Operating revenue for the first quarter of fiscal 1999 increased 27% as compared to the prior year. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing 88% of total operating revenue) grew at a rate of 32% during the three months ended September 30, 1998, while Service businesses (those that provide services to the healthcare industry, primarily through pharmacy franchising, pharmacy automation equipment, pharmacy management, pharmaceutical packaging, drug delivery systems development and healthcare information systems development) grew at a rate of 15% during the three months ended September 30, 1998, primarily on the strength of the Company's pharmacy automation business. The majority of the operating revenue increase (approximately 77% for the three month period ended September 30, 1998) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     Bulk Deliveries to Customer Warehouses. The Company reports as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the chain drugstore industry, decisions by chains to either begin or discontinue warehousing activities, and changes in policy by manufacturers related to selling directly to chain drugstore customers. Due to the insignificant margins generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's operating earnings.

     Gross Margin. For the three months ended September 30, 1998 and 1997, gross margin as a percentage of operating revenue was 8.34% and 9.19%, respectively. The decrease in the gross margin percentage is due primarily to a greater mix of lower margin Distribution business in the quarter ended September 30, 1998, and a general decline in the Distribution businesses gross margin.

     The Distribution businesses gross margin as a percentage of operating revenue decreased for the first quarter of the current fiscal year from 5.56% a year ago to 5.05%. This decrease was primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers. These factors were particularly relevant in the three months ended September 30, 1998 as the Distribution businesses achieved 32% operating revenue growth, primarily through the addition or expansion of business with large, high volume customers.

     The Service businesses' gross margin as a percentage of operating revenue for the first quarter of fiscal 1999 and fiscal 1998 was 31.04% and 31.54%, respectively. The decline in gross margin rates experienced by the Service businesses is a function of the mix of the various businesses. Operating revenue growth has been greater in the relatively lower margin pharmacy management, pharmaceutical packaging and drug delivery systems development businesses than it has been in the higher margin pharmacy franchising business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of operating revenue declined to 4.63% in the first quarter of fiscal 1999 compared to 5.30% in the prior year. The improvements in the first quarter reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 11% growth in selling, general and administrative expenses experienced in the first quarter of fiscal 1999 was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 27% growth in operating revenue for the same period.

     Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three months ended September 30, 1998, the Company recorded $34.4 million ($27.8 million, net of tax) related to various mergers. Of this amount, approximately $22.3 million related to transaction and employee-related costs, and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.8 million related to integrating the operations of companies that previously merged with Cardinal. Partially offsetting the amount recorded during the first quarter of fiscal 1999 was a $2.2 million credit to adjust the estimated Bergen Brunswig Corporation ("Bergen") transaction and termination costs previously recorded (see Note 7 of "Notes to Condensed Consolidated Financial Statements"). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs. During the three months ended September 30, 1997, merger-related costs totaling $2.2 million ($1.3 million, net of tax) were recorded, which related to integrating the operations of companies that previously engaged in merger transactions with Cardinal.

     The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date of approximately $32.3 million ($19.8 million, net of tax) in future periods (primarily fiscal 1999 and 2000) in order to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred. The estimate does not include merger-related costs associated with the Company's proposed transaction with Allegiance (see Note 8 of "Notes to Condensed Consolidated Financial Statements" and "Other-Merger Agreement").

     The effect of merger-related costs recorded during the three months ended September 30, 1998 and 1997 was to reduce net earnings by $27.8 million to $57.8 million and by $1.3 million to $69.3 million, respectively, and to reduce reported diluted earnings per Common Share by $0.14 per share to $0.28 per share and by $0.01 per share to $0.34 per share, respectively.

     Other Income (Expense). The increase in interest expense of $1.5 million in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 is primarily due to the Company's issuance of $150 million, 6.25% Notes due 2008, in a public offering in July 1998 (see "Liquidity and Capital Resources").

     Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 43% and 36% for the first quarter of fiscal 1999 and 1998, respectively. The increase in the effective tax rate is due to nondeductible items associated with the current year's business combinations (see Note 6 of "Notes to Condensed Consolidated Financial Statements").


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,655 million at September 30, 1998 from $1,511 million at June 30, 1998. This increase included additional investments in merchandise inventories and trade receivables of $97.9 million and $49.6 million, respectively, as well as a decrease in accounts payable of $17.4 million. Offsetting the increases in working capital was a decrease in cash and equivalents of $5.6 million. The increase in merchandise inventories reflects normal seasonal purchases of pharmaceutical inventories and the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's operating revenue growth (see "Operating Revenue" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which are expected to be used for working capital needs due to the growth in the Company's business. The Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

     Property and equipment, at cost, increased by $68.3 million from June 30, 1998. The increase was primarily due to Scherer's ongoing plant expansion and manufacturing equipment purchases and additional investments made for management information systems and upgrades to distribution facilities.

     Shareholders' equity increased to $2.1 billion at September 30, 1998 from $2.0 billion at June 30, 1998, primarily due to net earnings of $57.8 million, the investment of $10.6 million by employees of the Company through various stock incentive plans and the adjustment related to the change in Scherer's fiscal year of $8.6 million during the three month period ended September 30, 1998 (See Note 5 to the "Notes to Condensed Consolidated Financial Statements").

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to pending business combinations. See "Other" below.

OTHER

      Merger Agreement. On October 9, 1998, the Company announced that it had entered into a definitive merger agreement with Allegiance Corporation ("Allegiance"), pursuant to which Allegiance will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling of interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Allegiance will receive 0.6225 of a Company Common Share in exchange for each outstanding common share of Allegiance. The Company will issue approximately 73.5 million Common Shares in the transaction and will also assume approximately $838 million in long-term debt. The Company will record merger-related charges to reflect transaction and other costs incurred as a result of the proposed merger transaction with Allegiance. Since the merger has not yet been consummated and transition plans currently are being developed, the amount of these charges cannot be estimated at this time. The merger is expected to be completed in the first half of calendar 1999, subject to satisfaction of certain conditions, including approvals by the stockholders of both Allegiance and the Company and the receipt of certain regulatory approvals.

      Termination Agreement. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement, as amended, pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement and, in accordance with the terms of the Bergen Merger Agreement, the Company reimbursed Bergen for $7 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible for federal income tax purposes, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit were recorded in the fourth quarter of the fiscal year ended June 30, 1998.

      Year 2000 Project. The Company utilizes computer technologies in each of its businesses to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. The Company has also substantially completed the assessment phase and is well into the remediation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it is unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant probability that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $24 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $1.3 million were incurred by the Company for this project during the three months ended September 30, 1998, of which approximately $0.4 million represented incremental costs. Total accumulated costs of approximately $7 million have been incurred by the Company through September 30, 1998, of which approximately $2 million represented incremental expense. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

     The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces as the year 2000 approaches. The Company is in the process of developing appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. Although the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     The potential risks associated with the year 2000 issues include, but are not limited, to: temporary disruption of the Company's operations, loss of communication services and loss of other utility services. The Company believes that the most reasonably likely worst-case year 2000 scenario would be a loss of communication services which could result in problems with receiving, processing, tracking and billing customer orders, problems receiving, processing and tracking orders placed with suppliers, and problems with banks and other financial institutions. Currently, as part of the Company's normal business contingency planning, a plan has been developed for business disruptions due to natural disasters and power failures. The Company is in the process of enhancing these contingency plans to include provisions for year 2000 issues, although it will not be possible to develop contingency plans for all potential disruption. Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues, based upon currently available information, incomplete or untimely resolution of Year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial position, results of operations and/or cash flows in future periods.

     The Euro Conversion. On January 1, 1999, certain member countries of the European Union are scheduled to irrevocably fix the conversion rates between their national currencies and a common currency, the "Euro", which will become their legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002. The Company is currently addressing the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, and other strategic implications. The Company does not expect the conversion to the Euro to have a material impact on its consolidated financial position, results of operations or cash flows in future periods.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 8-K/A (Amendment No. 1) filed on September 28, 1998.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for the reimbursement mechanism of legal fees and expenses. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On April 10, 1995, the Court ruled that the Judgment Sharing Agreement was valid. On April 4, 1996, summary judgment was granted in favor of the wholesaler defendants. The plaintiffs appealed this decision and on August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. Trial for the prescription drug litigation began in September 1998 and is continuing. In recent months, the wholesaler defendants also have been added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company and Whitmire believe that the allegations are without merit, and they intend to contest such allegations vigorously.

         On January 17, 1995, Burlington Drug Company ("Burlington Drug") filed a complaint in the United States District Court for the District of Vermont alleging that certain agreements between VHA, Inc. ("VHA") and the Company violated federal antitrust statutes and that the Company had tortiously interfered with Burlington Drug's contractual relations. The Company filed an answer denying the allegations contained in the Complaint. The District Court granted Burlington Drug's leave to file an amended and supplemental complaint on July 10, 1997. On March 28, 1998, the Company and VHA each filed motions for summary judgment. On September 3, 1998, the District Court denied these motions for summary judgment. The trial, originally set for November 2, 1998, has been continued by the District Court and is now set to begin on February 8, 1999. The Company continues to believe that the allegations made against it in this litigation are without merit, and it intends to contest such allegations vigorously.

         The Company also becomes involved from time-to-time in other litigation incidental to its business. Although the ultimate resolution of the litigation referenced in this Item 1 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) A Special Meeting of the Company's shareholders was held on July 28, 1998.

     (b) Not applicable.

     (c) Matters voted upon at the Special Meeting were as follows:

                  (1) Approval, authorization and adoption of Agreement and Plan of Merger by and among Registrant, GEL Acquisition Corp. and R.P. Scherer Corporation ("Scherer"). The results of the shareholder vote were as follows: 85,842,486 in favor, 107,635 against, and 99,159 withheld.

                  (2) Adjournment of the Registrant's Special Meeting, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes at the time of the regularly scheduled meeting to approve the proposal referenced in item (1) above. This vote was not necessary.

     (d) Not applicable.

ITEM 5:  OTHER INFORMATION:

         In connection with the Company's Annual Meeting of shareholders to be held on November 23, 1998, the Company has modified the proposed changes to its Code of Regulations by deleting the proposed addition of
         Section 1.5 to Article I (a portion of Proposal 3 in the Company's proxy statement dated September 28, 1998).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

Exhibit
 Number                    Exhibit Description
-------                    -------------------
      2.01  Agreement and Plan of Merger dated as of October 8, 1998, among the
            Registrant, Boxes Merger Corp. and Allegiance Corporation (1)

     10.01  Second Amendment to Employment Agreement dated as of September 30,
            1998 to the June 1, 1994 Employment Agreement among Aleksandar
            Erdeljan, Scherer, and the Registrant, as previously amended on May
            17, 1998*

     27.01  Financial Data Schedule

     99.01  Statement Regarding Forward-Looking Information (2)

------------------
(1) Included as an exhibit to the Schedule 13D dated October 8, 1998 filed by the Registrant with regard to its holdings of stock of Allegiance Corporation and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (No. 0-12591) and incorporated herein by reference.

         *  Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

         On July 29, 1998, the Company filed a Current Report on Form 8-K under
Item 5 which reported the approval by the Company's shareholders of the proposed merger of R.P. Scherer Corporation and GEL Acquisition Corp. (the "Scherer Merger").

         On August 10, 1998, the Company filed a Current Report on Form 8-K under Item 5 which reported that (1) the Company and Bergen Brunswig Corporation ("Bergen") mutually terminated the Agreement and Plan of Merger, dated as of August 23, 1997, by and among the Company, Bruin Merger Corp. and Bergen, as amended by the First Amendment, dated as of March 16, 1998, and (2) the Company had completed the Scherer Merger.

         On September 28, 1998, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) , which amended the Current Report on Form 8-K filed on August 10, 1998. The Form 8-K/A included information under Items 2 and 5. The Form 8-K/A included restated supplemental consolidated financial statements of the Company giving effect to the merger transaction with MediQual Systems, Inc. and the Scherer Merger, both of which were accounted for as pooling of interests business combinations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARDINAL HEALTH, INC.




Date:    November 12, 1998             By: /s/ Robert D. Walter
                                          ---------------------
                                          Robert D. Walter
                                          Chairman and Chief Executive Officer




                                       By:  /s/ Richard J. Miller
                                          ---------------------
                                          Richard J. Miller
                                          Vice President, Controller and Acting
                                          Chief Financial Officer