Form 10-Q
period 1998-12-31
CARDINAL HEALTH INC
filed 1999-02-11
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended December 31, 1998           Commission File Number 0-12591



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


                                    Yes  X    No
                                        ---      ---


         The number of Registrant's Common Shares outstanding at the close of business on February 4, 1999 was as follows:

        Common Shares, without par value:   272,056,928
                                         -----------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                           Page No.
                                                                                           --------
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 1998 and 1997 ................................................     3

           Condensed Consolidated Balance Sheets at December 31, 1998 and
           June 30, 1998 ...................................................................     4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 1998 and 1997.......................................................     5

           Notes to Condensed Consolidated Financial Statements ............................     6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition..........................................................     8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................    12


Part II.   Other Information:
           ------------------

Item 1.    Legal Proceedings................................................................    13

Item 4.    Submission of Matters to a Vote of Security Holders..............................    13

Item 5.    Other Information................................................................    14

Item 6.    Exhibits and Reports on Form 8-K.................................................    14

*  Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               DECEMBER 31,                  DECEMBER 31,
                                                            1998           1997           1998          1997
                                                        -----------    -----------    -----------    -----------

Revenue:
   Operating revenue                                    $ 4,062,702    $ 3,277,748    $ 7,913,717    $ 6,300,157
   Bulk deliveries to customer warehouses                   999,813        750,590      1,781,493      1,431,745
                                                        -----------    -----------    -----------    -----------

Total revenue                                             5,062,515      4,028,338      9,695,210      7,731,902

Cost of products sold:
   Operating cost of products sold                        3,701,325      2,978,705      7,231,233      5,723,468
   Cost of products sold - bulk deliveries                  999,813        750,590      1,781,493      1,431,745
                                                        -----------    -----------    -----------    -----------

Total cost of products sold                               4,701,138      3,729,295      9,012,726      7,155,213

Gross margin                                                361,377        299,043        682,484        576,689

Selling, general and administrative expenses                188,093        160,337        366,308        320,660

Merger-related costs                                         (3,095)        (3,189)       (37,465)        (5,372)
                                                        -----------    -----------    -----------    -----------

Operating earnings                                          170,189        135,517        278,711        250,657

Other income (expense):
   Interest expense                                          (9,527)        (7,211)       (18,240)       (14,454)
   Other, net                                                (2,383)           660             71          3,232
                                                        -----------    -----------    -----------    -----------

Earnings before income taxes                                158,279        128,966        260,542        239,435

Provision for income taxes                                   58,572         48,526        103,009         89,673
                                                        -----------    -----------    -----------    -----------

Net earnings                                            $    99,707    $    80,440    $   157,533    $   149,762
                                                        ===========    ===========    ===========    ===========

Earnings per Common Share:
   Basic                                                $      0.50    $      0.40    $      0.79    $      0.75
   Diluted                                              $      0.49    $      0.40    $      0.77    $      0.74

Weighted average number of Common Shares outstanding:

   Basic                                                    200,836        199,388        200,655        198,996
   Diluted                                                  204,209        203,154        204,086        202,673

Cash dividends declared per Common Share                $     0.025    $    0.0167    $      0.05    $    0.0333


           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,     JUNE 30,
                                                                                  1998           1998
                                                                              -----------    -----------

ASSETS
   Current assets:
     Cash and equivalents                                                     $   236,543    $   338,263
     Trade receivables, net                                                     1,105,931        989,583
     Current portion of net investment in sales-type leases                       103,343         75,450
     Merchandise inventories                                                    2,443,375      1,964,382
     Prepaid expenses and other                                                   148,272        137,417
                                                                              -----------    -----------

       Total current assets                                                     4,037,464      3,505,095
                                                                              -----------    -----------

   Property and equipment, at cost                                              1,168,941      1,046,405
   Accumulated depreciation and amortization                                     (399,015)      (347,468)
                                                                              -----------    -----------
     Property and equipment, net                                                  769,926        698,937

   Other assets:
     Net investment in sales-type leases, less current
     portion                                                                      322,232        195,013
     Goodwill and other intangibles                                               277,801        285,571
     Other                                                                        100,567         98,490
                                                                              -----------    -----------

       Total                                                                  $ 5,507,990    $ 4,783,106
                                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks                                                     $   106,371    $    24,653
     Current portion of long-term obligations                                      10,407          7,294
     Accounts payable                                                           1,918,800      1,714,108
     Other accrued liabilities                                                    239,413        247,661
                                                                              -----------    -----------

       Total current liabilities                                                2,274,991      1,993,716
                                                                              -----------    -----------

   Long-term obligations, less current portion                                    642,813        441,170
   Deferred income taxes and other liabilities                                    371,307        324,145

   Shareholders' equity:
     Common Shares, without par value                                             976,250        944,833
     Retained earnings                                                          1,279,838      1,122,230
     Common Shares in treasury, at cost                                           (10,629)        (9,469)
     Cumulative foreign currency adjustment                                       (21,050)       (28,034)
     Other                                                                         (5,530)        (5,485)
                                                                              -----------    -----------

       Total shareholders' equity                                               2,218,879      2,024,075
                                                                              -----------    -----------

       Total                                                                  $ 5,507,990    $ 4,783,106
                                                                              ===========    ===========


           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                   1998          1997
                                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                   $ 157,533    $ 149,762
 Adjustments to reconcile net earnings to net cash from operating activities:
  Depreciation and amortization                                                    49,752       45,336
  Provision for bad debts                                                           5,119        5,856
  Change in operating assets and liabilities:
   Increase in trade receivables                                                 (116,058)    (103,736)
   Increase in merchandise inventories                                           (476,602)    (510,438)
   Increase in net investment in sales-type leases                               (155,112)     (28,451)
   Increase in accounts payable                                                   200,059      307,922
   Other operating items, net                                                      37,123      (26,857)
                                                                                ---------    ---------

Net cash used in operating activities                                            (298,186)    (160,606)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                                       2,506        1,365
 Additions to property and equipment                                             (110,096)    (104,024)
 Other                                                                                  -        1,715
                                                                                ---------    ---------

 Net cash used in investing activities                                           (107,590)    (100,944)
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowing activity                                                 80,881      101,278
 Reduction of long-term obligations                                               (19,222)      (8,327)
 Proceeds from long-term obligations, net of issuance costs                       219,696       26,827
 Proceeds from issuance of Common Shares                                           18,695       14,590
 Tax benefit of stock options                                                      11,309        8,922
 Dividends on Common Shares and cash paid
   in lieu of fractional shares                                                    (8,609)      (5,805)
 Purchase of treasury shares                                                       (1,160)        (983)
                                                                                ---------    ---------

 Net cash provided by financing activities                                        301,590      136,502

EFFECT OF CURRENCY TRANSLATION ON CASH AND EQUIVALENTS                              2,462         (578)
                                                                                ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                                             (101,724)    (125,626)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       338,263      270,536
                                                                                ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $ 236,539    $ 144,910
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

Note 4. As of September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments. For the three months ended December 31, 1998, total comprehensive income was $106.3 million, comprised of $99.7 million of net earnings and $6.6 million of gain on foreign currency translation. Total comprehensive income for the comparable period of fiscal year 1997 was $75.0 million, comprised of $80.4 million of net earnings offset by $5.4 million of loss on foreign currency translation. For the six months ended December 31, 1998, total comprehensive income was $164.5 million, comprised of $157.5 million of net earnings and $7.0 million of gain on foreign currency translation. Total comprehensive income for the first six months of fiscal year 1997 was $143.2 million, comprised of $149.8 million of net earnings offset by $6.6 million of loss on foreign currency translation.

Note 5. On August 7, 1998, the Company completed a merger transaction with Scherer (the "Scherer Merger"). The Scherer Merger was accounted for as a pooling of interests. The Company issued approximately 34.2 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 3.5 million Common Shares.

          The Company's fiscal year end is June 30 and Scherer's fiscal year end was March 31. The condensed consolidated financial statements for the three and six months ended December 31, 1998, combine the Company's and Scherer's results for the same periods. For the three and six months ended December 31, 1997, the condensed consolidated financial statements combine the Company's three and six months ended December 31, 1997 results with Scherer's three and six months ended September 30, 1997 results, respectively. Due to the change in Scherer's fiscal year end from March 31 to conform with the Company's June 30 fiscal year end, Scherer's results of operations for the three months ended June 30, 1998 will not be included in the combined results of operations but will be reflected as an adjustment to combined retained earnings. Scherer's net revenue and net earnings for this period were $161.6 million and $8.6 million, respectively. Scherer's cash flows from operating and financing activities for this period were $12.6 million and $32.6 million, respectively, while cash flows used in investing activities were $12.2 million.

Note 6. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and six months ended December 31, 1998, merger-related costs totaling $3.1 million ($1.9 million, net of tax) and $37.5 million ($29.7 million, net of tax) were recorded, respectively. Of this amount, approximately $22.3 million related to transaction and employee-related costs, and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer, which were recorded during the first quarter of fiscal 1999. In addition, the Company recorded costs of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen Healthcare, Inc. and $4.8 million, of which $1.8 million was recorded during the first quarter of fiscal 1999, related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.2 million credit, of which $2.2 million was recorded during the first quarter of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 7). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

          During the three and six month periods ended December 31, 1997, merger-related costs recorded totaled $3.2 million ($1.9 million, net of tax) and $5.4 million ($3.3 million, net of tax), respectively. These charges related to integrating the operations of companies that previously merged with the Company.

          The net effect of the various merger-related costs recorded during the three months ended December 31, 1998 and 1997 was to reduce net earnings by $1.9 million to $99.7 million and by $1.9 million to $80.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.01 per share to $0.49 per share and by $0.01 per share to $0.40 per share, respectively. In addition, the net effect of the various merger-related costs recorded during the six months ended December 31, 1998 and 1997 was to reduce net earnings by $29.7 million to $157.5 million and by $3.3 million to $149.8 million, respectively, and to reduce reported diluted earnings per Common Share by $0.15 per share to $0.77 per share and by $0.02 per share to $0.74 per share, respectively.

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


Note 8. On October 9, 1998, the Company announced that it had entered into a definitive merger agreement with Allegiance Corporation ("Allegiance"). This merger transaction was completed on February 3, 1999, and will be accounted for as a pooling of interests for financial reporting purposes. As part of the merger transaction with Allegiance, the Company issued approximately 70.7 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase approximately 10.3 million Common Shares. The Company has assumed approximately $892.1 million in long-term debt as part of the merger. The Company expects to record a merger-related charge to reflect transaction and other costs incurred as a result of the merger transaction with Allegiance in the quarter ended March 31, 1999.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with MediQual Systems, Inc. ("MediQual") on February 18, 1998 and R.P. Scherer Corporation ("Scherer") on August 7, 1998. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 1998 and June 30, 1998, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 1998 and 1997.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and in the Company's Current Report on Form 8-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on September 28, 1998.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in this report and in Exhibit 99.01 to this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

     Operating Revenue. Operating revenue for the second quarter and six month period of fiscal 1999 increased 24% and 26%, respectively, as compared to the prior year. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing approximately 88% of total operating revenue) grew at a rate of 25% and 28%, respectively, during the three and six month periods ended December 31, 1998, while Service businesses (those that provide services to the healthcare industry, primarily through pharmacy franchising, pharmacy automation equipment, pharmacy management, pharmaceutical packaging, drug delivery systems development and healthcare information systems development) grew at a rate of 20% and 18%, respectively, during the comparable periods of fiscal year 1998, primarily due to the Company's pharmacy automation and pharmaceutical packaging businesses. The majority of the operating revenue increase (approximately 74% and 75% for the three and six month periods ended December 31, 1998, respectively) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     Bulk Deliveries to Customer Warehouses. The Company reports as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the chain drugstore industry, decisions by chains to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to chain drugstore customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's operating earnings.

     Gross Margin. For the three month periods ended December 31, 1998 and 1997, gross margin as a percentage of operating revenue was 8.89% and 9.12%, respectively. For the six month periods ended December 31, 1998 and 1997, gross margin as a percentage of operating revenue was 8.62% and 9.15%, respectively. The decrease in the gross margin percentage is due primarily to a greater mix of lower margin Distribution business in the three and six months ended December 31, 1998, and a general decline in the Distribution businesses gross margin.

     The Distribution businesses' gross margin as a percentage of operating revenue decreased for the second quarter of the current fiscal year from 5.40% a year ago to 5.29%. In addition, Distribution's gross margin as a percentage of operating revenue was 5.17% and 5.47%, respectively for the six month periods ended December 31, 1998 and 1997. These decreases were primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers. The Distribution businesses achieved 25% and 28% operating revenue growth during the three and six months ended December 31, 1998, respectively, primarily through the addition or expansion of business with large, high volume customers.

     The Service businesses' gross margin as a percentage of operating revenue for the second quarter of fiscal 1999 and fiscal 1998 was 32.73% and 31.96%, respectively. For the six month periods ended December 31, 1998 and 1997, Service's gross margin as a percentage of operating revenue was 31.92% and 31.76%, respectively. The slight improvement in gross margin rates experienced by the Service businesses is a function of the mix of the various businesses. Increased operating revenue for the Company's relatively high margin pharmacy automation business was the primary contributor to the gross margin improvement.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of operating revenue declined to 4.63% in the second quarter of fiscal 1999 compared to 4.89% for the same period of fiscal 1998, and 4.63% for the six month period ended December 31, 1998 compared to 5.09% for the same period in the prior year. The improvements in the second quarter and six month period reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 17% and 14% growth in selling, general and administrative expenses experienced in the three and six months ended December 31, 1998, respectively, was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 24% and 26% growth in operating revenue for the same respective periods.

     Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and six months ended December 31, 1998, merger-related costs totaling $3.1 million ($1.9 million, net of tax) and $37.5 million ($29.7 million, net of tax) were recorded, respectively. Of this amount, approximately $22.3 million related to transaction and employee-related costs, and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer, which were recorded during the first quarter of fiscal 1999. In addition, the Company recorded costs of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen Healthcare, Inc. and $4.8 million, of which $1.8 million was recorded during the first quarter of fiscal 1999, related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.2 million credit, of which $2.2 million was recorded during the first quarter of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 7 of "Notes to Condensed Consolidated Financial Statements"). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

       During the three and six months ended December 31, 1997, the Company recorded costs of $3.2 million ($1.9 million, net of tax) and $5.4 million ($3.3 million, net of tax) respectively, related to integrating the operations of companies that previously merged with Cardinal.

        The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date (primarily related to the Scherer merger) of approximately $29.2 million ($17.9 million, net of tax) in future periods (primarily fiscal 1999 and 2000) in order to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred. The estimate does not include merger-related costs associated with the Company's merger transaction with Allegiance (see Note 8 of "Notes to Condensed Consolidated Financial Statements" and "Other - Allegiance Merger").

     The effect of merger-related costs recorded during the three months ended December 31, 1998 and 1997 was to reduce net earnings by $1.9 million to $99.7 million and by $1.9 million to $80.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.01 per share to $0.49 per share and by $0.01 per share to $0.40 per share, respectively. In addition, merger-related costs recorded during the six month periods ended December 31, 1998 and 1997 reduced net earnings by $29.7 million to $157.5 million and by $3.3 million to $149.8 million, respectively, and reduced reported diluted earnings per Common Share by $0.15 per share to $0.77 per share and by $0.02 per share to $0.74 per share, respectively.

     Other Income (Expense). The increase in interest expense of $2.3 million in the second quarter and $3.8 million during the first six months of fiscal 1999 compared to the same respective periods of fiscal 1998 is primarily due to the Company's issuance of $150 million, 6.25% Notes due 2008, in a public offering in July 1998 (see "Liquidity and Capital Resources"). The decrease in other income of $3.0 million in the second quarter and $3.2 million during the first six months of fiscal 1999 compared to the same respective periods of fiscal 1998 is primarily due to the increase in minority interests in the earnings of less than wholly owned subsidiaries. The increase in minority interests was primarily the result of increased profitability at the Company's majority owned German subsidiary.

     Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 37% and 38% for the second quarter of fiscal 1999 and 1998, respectively. The decrease is due primarily to the current year utilization of certain net operating loss carryforwards for which no prior benefit had been recognized. For the six month periods ended December 31, 1998 and 1997, the Company's income tax provision as a percentage of pre-tax earnings was 40% and 38%, respectively. The increase in the effective tax rate for the six months ended December 31, 1998 compared to the same period a year ago is due primarily to nondeductible items associated with the current year's business combinations (see Note 6 of "Notes to Condensed Consolidated Financial Statements").


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $1,762 million at December 31, 1998 from $1,511 million at June 30, 1998. This increase included additional investments in merchandise inventories and trade receivables of $479.0 million and $116.3 million, respectively. Offsetting the increases in working capital was a decrease in cash and equivalents of $101.7 million and an increase in accounts payable of $204.7 million. The increase in merchandise inventories reflects normal seasonal purchases of pharmaceutical inventories and the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's operating revenue growth (see "Operating Revenue" above). The change in cash and equivalents and accounts payable is due primarily to the timing of inventory purchases and related payments.

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which are expected to be used for working capital needs due to the growth in the Company's business. The Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

     Property and equipment, at cost, increased by $122.5 million from June 30, 1998. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain service businesses and additional investments made for management information systems and upgrades to distribution facilities.

     Shareholders' equity increased to $2.2 billion at December 31, 1998 from $2.0 billion at June 30, 1998, primarily due to net earnings of $157.5 million, the investment of $18.7 million by employees of the Company through various stock incentive plans and the adjustment related to the change in Scherer's fiscal year of $8.6 million during the six month period ended December 31, 1998 (See Note 5 to the "Notes to Condensed Consolidated Financial Statements").

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to pending business combinations. See "Other" below.

OTHER

     Allegiance Merger. On October 9, 1998, the Company announced that it had entered into a definitive merger agreement with Allegiance Corporation ("Allegiance"). This merger transaction was completed on February 3, 1999, and will be accounted for as a pooling of interests for financial reporting purposes. As part of the merger transaction with Allegiance, the Company issued approximately 70.7 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase approximately 10.3 million Common Shares. The Company has assumed approximately $892.1 million in long-term debt as part of the merger. The Company expects to record a merger-related charge to reflect transaction and other costs incurred as a result of the merger transaction with Allegiance in the third quarter of fiscal 1999. Additional merger-related costs associated with integrating the separate companies and instituting efficiencies will be charged to expense in subsequent periods when incurred. (See Note 8 of "Notes to the Condensed Consolidated Financial Statements").

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

     Year 2000 Project. The Company utilizes computer technologies in each of its businesses to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. The Company has also substantially completed the assessment phase and is well into the remaining phases. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it is unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant probability that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $24 million, including costs incurred to date. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. During the three and six month periods ended December 31, 1998, total costs of approximately $1.9 million and $3.2 million, respectively, were incurred by the Company for this project, of which approximately $0.7 million and $1.1 million, respectively, represented incremental costs. Total accumulated costs of approximately $8.9 million have been incurred by the Company through December 31, 1998, of which approximately $2.7 million represented incremental expense. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

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

     The potential risks associated with the year 2000 issues include, but are not limited, to: temporary disruption of the Company's operations, loss of communication services and loss of other utility services. The Company believes that the most reasonably likely worst-case year 2000 scenario would be a loss of communication services which could result in problems with receiving, processing, tracking and billing customer orders; problems receiving, processing and tracking orders placed with suppliers; and problems with banks and other financial institutions. Currently, as part of the Company's normal business contingency planning, a plan has been developed for business disruptions due to natural disasters and power failures. The Company is in the process of enhancing these contingency plans to include provisions for year 2000 issues, although it will not be possible to develop contingency plans for all potential disruption. Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues, based upon currently available information, incomplete or untimely resolution of year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial position, results of operations and/or cash flows in future periods. The above discussion does not include the impact of the Company's merger transaction with Allegiance which was completed on February 3, 1999.

     The Euro Conversion. On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro", which became their legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002. The Company has addressed the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, and other strategic implications. The Company does not expect the conversion to the Euro to have a material impact on its consolidated financial position, results of operations or cash flows in future periods.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 8-K/A (Amendment No. 1) filed on September 28, 1998.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 1998, the Company's Form 10-Q for the quarter ended September 30, 1998, and the Company's Forms 8-K filed with the Securities and Exchange Commission subsequent to the end of the fiscal year ended June 30, 1998, and to the extent any such statements constitute "forward looking statements", reference is made to Exhibit
99.01 of this Form 10-Q.

         In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for the reimbursement mechanism of legal fees and expenses. The trial of the class action lawsuit began on September 23, 1998. On November 19, 1998, after the close of plaintiffs' case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for a judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler defendants and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed notice of appeal of the District Court's decision by the Court of Appeals for the Seventh Circuit. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement described above also covers these litigation matters.

         On January 17, 1995, Burlington Drug Company ("Burlington Drug") filed a complaint in the United States District Court for the District of Vermont alleging that certain agreements between VHA, Inc. ("VHA") and the Company violated federal antitrust statutes and that the Company had tortiously interfered with Burlington Drug's contractual relations. The Company filed an answer denying the allegations contained in the complaint. The District Court granted Burlington Drug leave to file an amended and supplemental complaint on July 10, 1997, and the trial was set to begin on February 8, 1999. On January 13, 1999, the District Court dismissed this action based upon a tentative settlement agreement among the parties, allowing Burlington Drug to petition, upon good cause shown within sixty days, to reopen the action if a settlement is not consummated.

         The Company consummated a merger transaction with Allegiance on February 3, 1999. With respect to the legal proceedings in which Allegiance is involved, reference is made to the Quarterly and Annual Reports on Forms 10-Q and Form 10-K, respectively, filed by Allegiance with the Securities and Exchange Commission.

         On September 3, 1998, the United States Attorney for the District of Massachusetts filed a civil complaint against the Company in the United States District Court for the District of Massachusetts. The Complaint sought civil penalties for alleged multiple violations of the Controlled Substance Abuse Act. On December 17, 1998, the parties entered into a settlement agreement pursuant to which all claims contained in the complaint were withdrawn, without admission of liability by the Company, in exchange for a payment of $487,500.

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

     (a) Registrant's 1998 Annual Meeting of Shareholders was held on November 23, 1998.

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

     (c) Matters voted upon at the Annual Meeting were as follows:

                  (1) Election of Robert L. Gerbig, George R. Manser, Jerry E.
                      Robertson, and Melburn G. Whitmire. The results of the shareholder vote were as follows: Mr. Gerbig - 115,225,283 for, 0 against, 4,102,439 withheld, and 0 broker non-votes; Mr. Manser - 115,210,909 for, 0 against, 4,116,813 withheld, and 0 broker non-votes; Dr. Robertson
                      - 115,199,117 for, 0 against, 4,133,605 withheld, and 0
                      broker non-votes; and Mr. Whitmire - 115,229,768 for, 0 against, 4,097,954 withheld, and 0 broker non-votes.

                  (2) Amendment of the Registrant's Articles of Incorporation
                      increasing the number of authorized Company common shares from 300 million to 500 million. The results of the shareholder vote were as follows: 114,841,226 for, 4,186,648 against, 299,848 withheld, and 0 broker non-votes.

                  (3) Amendment and restatement of the Registrant's Code of
                      Regulations primarily to increase the maximum number of members of the Registrant's Board of Directors from 14 to
                      16. The results of the shareholder vote were as follows:
                      105,649,422 for, 3,825,832 against, 343,493 withheld, and
                      9,508,975 broker non-votes.

                  (4) Amendment of the Registrant's Equity Incentive Plan
                      increasing the number of the Registrant's common shares available for grant of awards under such plan. The results of the shareholder vote were as follows: 73,309,518 for, 36,085,384 against, 422,653 withheld, and 9,510,167 broker non-votes.

                  (5) Amendment of the Registrant's Performance-Based Incentive
                      Compensation Plan increasing the maximum award that may be paid to a participant for any performance period. The results of the shareholder vote were as follows:
                      113,197,420 for, 5,716,171 against, 413,131 withheld, and
                      1,000 broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

 Exhibit                 Exhibit Description
 -------                 -------------------
 Number
 ------

       3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

       3.02  Restated Code of Regulations of the Registrant, as amended (1)

      10.01  Registrant's Equity Incentive Plan, as amended*

      10.02 Registrant's Performance-Based Incentive Compensation Plan, as amended*

      27.01  Financial Data Schedule - Six months ended December 31, 1998

      27.02  Financial Data Schedule - Six months ended December 31, 1997

      99.01  Statement Regarding Forward-Looking Information

------------------
(1)         Included as an exhibit to the Registrant's Form 8-K filed November
            24, 1998.

         *  Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

         On October 13, 1998, the Company filed a Current Report on Form 8-K under Item 5 which reported that the Company had signed an Agreement and Plan of Merger, dated as of October 8, 1998, among the Company, Boxes Merger Corp. and Allegiance Corporation.

         On November 24, 1998, the Company filed a Current Report on Form 8-K under Item 5 which filed the Company's Amended and Restated Articles of Incorporation of the Registrant, as amended, and the Company's Restated Code of Regulations of the Registrant, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CARDINAL HEALTH, INC.




Date:    February 11, 1999      By: /s/ Robert D. Walter
                                   ---------------------
                                     Robert D. Walter
                                     Chairman and Chief Executive Officer




                                By: /s/ Richard J. Miller
                                   ---------------------
                                     Richard J. Miller
                                     Vice President, Controller and
                                     Acting Chief Financial Officer