Form 10-Q
period 1999-03-31
CARDINAL HEALTH INC
filed 1999-05-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 1999              Commission File Number 0-12591



                              CARDINAL HEALTH, INC.
             (Exact name of registrant as specified in its charter)


             OHIO                                               31-0958666
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)



                     7000 CARDINAL PLACE, DUBLIN, OHIO 43017
              (Address of principal executive offices and zip code)

                                 (614) 757-5000
              (Registrant's telephone number, including area code)

                     5555 Glendon Court, Dublin, Ohio 43016
                                (Former Address)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes    X     No
                              ---------   ---------

         The number of Registrant's Common Shares outstanding at the close of business on April 30, 1999 was as follows:

                  Common Shares, without par value: 272,451,979
                                                   -------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *



                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ----------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 1999 and 1998 .....................................................         3

           Condensed Consolidated Balance Sheets at March 31, 1999 and
           June 30, 1998 .....................................................................         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 1999 and 1998............................................................         5

           Notes to Condensed Consolidated Financial Statements ..............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................         9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        13


Part II.   Other Information:
           ------------------


Item 1.    Legal Proceedings..................................................................        14

Item 4.    Submission of Matters to a Vote of Security Holders................................        15

Item 6.    Exhibits and Reports on Form 8-K...................................................        15


*  Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    MARCH 31,                         MARCH 31,
                                                              1999             1998             1999             1998
                                                        ---------------- ---------------- ---------------- ----------------

Revenue:
   Operating revenue                                    $       5,558.7  $       4,643.6  $      15,827.3  $      13,166.9
   Bulk deliveries to customer warehouses                         874.7            720.1          2,656.2          2,151.9
                                                        ---------------- ---------------- ---------------- ----------------

Total revenue                                                   6,433.4          5,363.7         18,483.5         15,318.8

Cost of products sold:
   Operating cost of products sold                              4,887.4          4,070.9         13,928.9         11,549.3
   Cost of products sold - bulk deliveries                        874.7            720.1          2,656.2          2,151.9
   Merger-related costs                                             4.0                -              4.0                -
                                                        ---------------- ---------------- ---------------- ----------------

Total cost of products sold                                     5,766.1          4,791.0         16,589.1         13,701.2

Gross margin                                                      667.3            572.7          1,894.4          1,617.6

Selling, general and administrative expenses                      393.2            348.2          1,159.8          1,020.9

Special Charges:
   Merger-related costs                                           (83.5)           (21.2)          (121.0)           (26.6)
   Facilities closures and employee severance                         -             (8.6)               -             (8.6)
                                                        ---------------- ---------------- ---------------- ----------------

Operating earnings                                                190.6            194.7            613.6            561.5

Other income (expense):
   Interest expense                                               (26.5)           (24.8)           (75.1)           (70.5)
   Other, net                                                      (5.2)            (5.2)           (12.0)           (10.5)
                                                        ---------------- ---------------- ---------------- ----------------

Earnings before income taxes                                      158.9            164.7            526.5            480.5

Provision for income taxes                                         77.0             55.5            219.6            173.7
                                                        ---------------- ---------------- ---------------- ----------------

Net earnings                                            $          81.9  $         109.2  $         306.9  $         306.8
                                                        ================ ================ ================ ================

Earnings per Common Share:
   Basic                                                $          0.30  $          0.40  $          1.13  $          1.13
   Diluted                                              $          0.29  $          0.39  $          1.10  $          1.11

Weighted average number of Common Shares outstanding:
   Basic                                                          271.9            271.4            271.1            271.2
   Diluted                                                        279.8            277.3            278.6            277.0

Cash dividends declared per Common Share                $         0.025  $         0.020  $         0.075  $         0.053


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                   MARCH 31,          JUNE 30,
                                                                     1999               1998
                                                                ---------------    --------------

ASSETS
   Current assets:
     Cash and equivalents                                       $        175.6     $       373.3
     Trade receivables, net                                            1,662.9           1,436.3
     Current portion of net investment in sales-type leases              136.6              91.4
     Merchandise inventories                                           3,141.7           2,608.1
     Prepaid expenses and other                                          310.4             277.0
                                                                ---------------    --------------

       Total current assets                                            5,427.2           4,786.1
                                                                ---------------    --------------

     Property and equipment, at cost:                                  2,700.1           2,601.7
     Accumulated depreciation and amortization                        (1,187.0)         (1,134.0)
                                                                ---------------    --------------
     Property and equipment, net                                       1,513.1           1,467.7

   Other assets:
     Net investment in sales-type leases, less current portion           391.1             233.1
     Goodwill and other intangibles                                      918.4             850.5
     Other                                                               229.9             140.6
                                                                ---------------    --------------
       Total                                                    $      8,479.7     $     7,478.0
                                                                ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks                                       $        115.2     $        24.7
     Current portion of long-term obligations                              8.7               7.3
     Accounts payable                                                  2,308.4           2,142.7
     Other accrued liabilities                                           612.6             550.7
                                                                ---------------    --------------
       Total current liabilities                                       3,044.9           2,725.4
                                                                ---------------    --------------

   Long-term obligations, less current portion                         1,540.8           1,330.0
   Deferred income taxes and other liabilities                           622.4             467.7

   Shareholders' equity:
     Common Shares, without par value                                  1,115.6           1,063.6
     Retained earnings                                                 2,296.1           2,006.9
     Common Shares in treasury, at cost                                  (87.2)            (82.3)
     Cumulative foreign currency adjustment                              (44.5)            (27.9)
     Other                                                                (8.4)             (5.4)
                                                                ---------------    --------------
       Total shareholders' equity                                      3,271.6           2,954.9
                                                                ---------------    --------------
       Total                                                    $      8,479.7     $     7,478.0
                                                                ===============    ==============


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                        1999      1998
                                                                                      --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $  306.9  $  306.8
   Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation and amortization                                                      168.4     162.0
      Provision for bad debts                                                              9.9       9.6
      Change in operating assets and liabilities, net of effects from acquisitions:
       Increase in trade receivables                                                    (241.3)   (167.8)
       Increase in merchandise inventories                                              (531.6)   (721.7)
       Increase in net investment in sales-type leases                                  (199.7)    (62.6)
       Increase in accounts payable                                                      164.9     509.2
       Increase in accrued other                                                         191.2       2.1
       Other operating items, net                                                        (41.9)     90.5
                                                                                      --------  --------

   Net cash provided by/(used in) operating activities                                  (173.2)    128.1
                                                                                      --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                     (78.2)    (41.6)
   Proceeds from sale of property and equipment                                            6.9       6.1
   Additions to property and equipment                                                  (231.2)   (206.9)
   Other                                                                                     -      (7.9)
                                                                                      --------  --------

   Net cash used in investing activities                                                (302.5)   (250.3)
                                                                                      --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                                      89.8      26.0
   Reduction of long-term obligations                                                    (22.8)    (46.1)
   Proceeds from long-term obligations, net of issuance costs                            232.7      50.9
   Proceeds from issuance of Common Shares                                                54.9      34.7
   Dividends on Common Shares and cash paid
     in lieu of fractional shares                                                        (31.0)    (31.1)
   Purchase of treasury shares                                                           (44.1)    (58.4)
   Other                                                                                  (1.3)    (10.8)
                                                                                      --------  --------

   Net cash provided by/(used in) financing activities                                   278.2     (34.8)

EFFECT OF CURRENCY TRANSLATION ON CASH AND
EQUIVALENTS                                                                               (0.2)     (1.2)
                                                                                      --------  --------
NET DECREASE IN CASH AND EQUIVALENTS                                                    (197.7)   (158.2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              373.3     302.1
                                                                                      --------  --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                 $  175.6  $  143.9
                                                                                      ========  ========


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger transactions with MediQual Systems, Inc. ("MediQual") on February 18, 1998, R.P. Scherer Corporation ("Scherer") on August 7, 1998 and Allegiance Corporation ("Allegiance") on February 3, 1999, all of which were accounted for as pooling of interests business combinations (see Note 5).

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

          The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and in the Company's Current Reports on Form 8-K/A (Amendment No. 1) filed on September 28, 1998 and March 18, 1999.

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

Note 4. As of September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments. For the three months ended March 31, 1999, total comprehensive income was $62.1 million, comprised of $81.9 million of net earnings and $19.8 million loss on foreign currency translation. Total comprehensive income for the comparable period of fiscal year 1998 was $102.7 million, comprised of $109.2 million of net earnings offset by $6.5 million of loss on foreign currency translation. For the nine months ended March 31, 1999, total comprehensive income was $290.3 million, comprised of net earnings of $306.9 million offset by a loss on foreign currency translation of $16.6 million. Total comprehensive income for the first nine months of fiscal year 1998 was $293.1 million, comprised of $306.8 million of net earnings offset by $13.7 million of loss on foreign currency translation.

Note 5. On February 3, 1999, the Company completed a merger transaction with Allegiance (the "Allegiance Merger") which was accounted for as a pooling of interests. In the Allegiance merger, the Company issued approximately 70.7 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase approximately 10.3 million Common Shares.

          On August 7, 1998, the Company completed a merger transaction with Scherer (the "Scherer Merger"), which was accounted for as a pooling of interests. In the Scherer Merger, the Company issued approximately
          34.2 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 3.5 million Common Shares.

          The Company's fiscal year end is June 30, while Scherer's fiscal year end was March 31. The condensed consolidated financial statements combine the Company's results for the three and nine month periods ended March 31, 1999 with Scherer's results for the same period. However, for the three and nine months ended March 31, 1998, the condensed consolidated financial statements combine the Company's results with Scherer's results for the three and nine months ended December 31, 1997, respectively.

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

Note 6. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and nine months ended March 31, 1999, merger-related costs totaling $87.5 million ($74.2 million, net of tax) and $125.0 million ($103.9 million, net of tax) were recorded, respectively. Of the amount recorded during the nine months ended March 31, 1999, approximately $85.0 million related to transaction and employee-related costs, and $30.7 million related to business restructuring and asset impairment costs associated with the Company's merger transactions with Scherer and Allegiance. Of the amount recorded during the three months ended March 31, 1999, approximately $62.7 million related to transaction and employee-related costs and $18.2 million related to business restructuring and asset impairments costs associated with the Company's merger transactions with Scherer and Allegiance. In addition, the Company recorded costs of $4.0 million related to the write down of impaired inventory related to a previous merger and $1.1 million, during the first half of fiscal 1999, related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen Healthcare, Inc. The Company recorded costs of $7.9 million, of which $4.8 million was recorded during the first half of fiscal 1999, related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.7 million credit, which includes $3.2 million recorded during the first half of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 10). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

          During the three and nine month periods ended March 31, 1998, merger-related costs totaled $21.2 million ($18.5 million, net of tax) and $26.6 million ($21.7 million, net of tax), respectively. Of the amount recorded during the third quarter of fiscal 1998, $13.3 million related to transaction costs incurred in connection with the proposed merger transaction with Bergen (see Note 10), $2.3 million related to transaction costs incurred in connection with the merger with MediQual, while the remaining $5.6 million in the three-month period and $11.0 million in the nine-month period related to integrating the operations of companies that previously merged with Cardinal.

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

          Lastly, during the three months ended December 31, 1997, Scherer finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of Scherer's 51% owned subsidiary in Germany from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in the German subsidiary was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in the current and future years. Combined, these factors resulted in a one-time reduction of income tax expense by approximately $11.7 million during the three months ended December 31, 1997.

          The net effect of the various merger-related costs and other special items recorded during the three months ended March 31, 1999 and 1998 was to reduce net earnings by $74.2 million to $81.9 million and by

          $12.0 million to $109.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.27 per share to $0.29 per share and by $0.05 per share to $0.39 per share, respectively. In addition, the net effect of the various merger-related costs and other special items recorded during the nine months ended March 31, 1999 and 1998 was to reduce net earnings by $103.9 million to $306.9 million and by $15.2 million to $306.8 million, respectively, and to reduce reported diluted earnings per Common Share by $0.38 per share to $1.10 per share and by $0.06 per share to $1.11 per share, respectively.

Note 7. In fiscal 1993, a restructuring plan was designed in part to make Allegiance more efficient and responsive in addressing the changes in the U.S. healthcare system. Charges totaling $560.0 million were recorded to cover costs associated with these restructuring initiatives. During the nine months ended March 31, 1999, spending against the Allegiance 1993 restructuring reserve amounted to $12.9 million, which includes $7.3 million related to spending during the first half of fiscal 1999. In addition during the first half of fiscal 1999, $7.9 million of unnecessary restructuring reserves were reversed. The reversal of unnecessary reserves was principally the result of facility closures and consolidations being finalized at costs lower than originally anticipated.

          The cash outflows, of approximately $5.7 million during the nine months ended March 31, 1999, pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program in November 1993, approximately 2,500 positions have been eliminated. As of March 31, 1999, the remaining restructuring reserve balance is $3.9 million which is classified as current liabilities. The remaining expenditures to be charged against the restructuring program will occur during the fourth quarter of fiscal 1999, as implementation projects are completed as planned.

Note 8. On March 31, 1999, the Company entered into a $250 million short-term revolving credit facility and a $750 million revolving credit facility, which expires on March 31, 2004. There were no amounts outstanding under the facility as of March 31, 1999.

Note 9. On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation ("Allegiance") and its subsidiaries their U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of April 30, 1999, there were approximately 400 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves.

          Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company's consolidated financial statements.

Note 10. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement, as amended, pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement and, in accordance with the terms of the Bergen Merger Agreement, the Company reimbursed Bergen for $7.0 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible for federal income tax purposes, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit were recorded in the fourth quarter of the fiscal year ended June 30, 1998.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with MediQual Systems, Inc. ("MediQual") on February 18, 1998, R.P. Scherer Corporation ("Scherer") on August 7, 1998 and Allegiance Corporation ("Allegiance") on February 3, 1999. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 1999 and June 30, 1998, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 1999 and 1998.

      This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and in the Company's Current Reports on Form 8-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on September 28, 1998 and March 18, 1999.

      Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in this report, in the Company's Annual Report on Form 10-K, and in Exhibit 99.01 to this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

     Operating Revenue. Operating revenue for both the three and nine month periods ended March 31, 1999 increased 20% as compared to the prior year. Distribution businesses (those whose primary operations involve the wholesale distribution of pharmaceuticals, representing approximately 69% of total operating revenue) grew at a rate of 25% and 27%, respectively, during the three and nine month periods ended March 31, 1999. The increase in Distribution revenue was directly related to the increase in chain drugstore sales for both the three and nine month periods ended March 31, 1999. The Service businesses (those that provide services to the healthcare industry, primarily through pharmacy franchising, pharmacy automation equipment, pharmacy management, pharmaceutical packaging, drug delivery systems development and healthcare information systems development, representing approximately 10% of total operating revenue) grew at a rate of 15% and 17%, respectively, during the comparable periods of fiscal year 1999, primarily due to the Company's pharmacy automation and pharmaceutical packaging businesses. The Medical/Surgical Product Manufacturing and Distribution ("Med/Surg") business (primary operations include manufacturing and the wholesale distribution of medical surgical supplies representing approximately 21% of total operating revenue) grew at a rate of 6% during both the three and nine month periods ended March 31, 1999, primarily due to an increase in sales of best value products and self manufactured products. The majority of the operating revenue increase (approximately 71% and 74% for the three and nine month periods ended March 31, 1999, respectively) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     Bulk Deliveries to Customer Warehouses. The Company reports as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within customers' industries, decisions by customers to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's operating earnings.

     Gross Margin. For the three month periods ended March 31, 1999 and 1998, gross margin as a percentage of operating revenue was 12.01% and 12.33%, respectively. For the nine month periods ended March 31, 1999 and 1998, gross margin as a percentage of operating revenue was 11.97% and 12.29%, respectively. The decrease in the gross margin percentage is due primarily to a greater mix of lower margin Distribution business in the three and nine months ended March 31, 1999, and a general decline in the Distribution businesses gross margin.

     The Distribution businesses' gross margin as a percentage of operating revenue decreased for the third quarter of the current fiscal year from 5.80% a year ago to 5.65%. In addition, Distribution's gross margin as a percentage of operating revenue was 5.34% and 5.59%, respectively, for the nine month periods ended March 31, 1999 and 1998. These decreases were primarily due to the impact of lower selling margins resulting from a highly competitive market. Also a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers, has contributed to the decrease in the gross margin. The Distribution businesses achieved 25% and 27% operating revenue growth during the three and nine months ended March 31, 1999, respectively, primarily through the addition or expansion of business with large, high volume customers.

     The Service businesses' gross margin as a percentage of operating revenue for the third quarter of fiscal 1999 and fiscal 1998 was 32.91% and 31.29%, respectively. For the nine month periods ended March 31, 1999 and 1998, Service's gross margin as a percentage of operating revenue was 32.27% and 31.59%, respectively. Increased operating revenue for the Company's relatively high margin pharmacy automation business was the primary contributor to the gross margin improvement.

     Med/Surg businesses' gross margin as a percentage of operating revenue for the third quarter of fiscal 1999 and fiscal 1998 was 23.23% and 21.91%, respectively. For the nine month periods ended March 31, 1999 and 1998, Med/Surg gross margin as a percentage of operating revenue was 23.16% and 21.35%, respectively. The positive change in gross margin was a result of increased sales of relatively higher margin self manufactured and distributed best value products. Med/Surg gross margin was also positively impacted by lower manufacturing costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of operating revenue declined to 7.07% in the third quarter of fiscal 1999 compared to 7.50% for the same period of fiscal 1998, and 7.33% for the nine month period ended March 31, 1999 compared to 7.75% for the same period in the prior year. The improvements in the third quarter and nine month period reflect economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 12.92% and 13.61% growth in selling, general and administrative expenses experienced in the three and nine months ended March 31, 1999, respectively, was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 20% growth in operating revenue for the same respective periods.

      Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and nine months ended March 31, 1999, merger-related costs totaling $87.5 million ($74.2 million, net of tax) and $125.0 million ($103.9 million, net of tax) were recorded, respectively. Of the amount recorded during the nine months ended March 31, 1999, approximately $85.0 million related to transaction and employee-related costs, and $30.7 million related to business restructuring and asset impairment costs associated with the Company's merger transactions with Scherer and Allegiance. Of the amount recorded during the three months ended March 31, 1999, approximately $62.7 million related to transaction and employee-related costs and $18.2 million related to business restructuring and asset impairments costs associated with the Company's merger transactions with Scherer and Allegiance. In addition, the Company recorded costs of $4.0 million related to the write down of impaired inventory related to a previous merger and $1.1 million, during the first half of fiscal 1999, related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen Healthcare, Inc. The Company recorded costs of $7.9 million, of which $4.8 million was recorded during the first half of fiscal 1999, related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.7 million credit, which includes $3.2 million recorded during the first half of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 10 of "Notes to Condensed Consolidated Financial Statements"). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

      During the three and nine month periods ended March 31, 1998, merger-related costs totaled $21.2 million ($18.5 million, net of tax) and $26.6 million ($21.7 million, net of tax), respectively. Of the amount recorded during the third quarter of fiscal 1998, $13.3 million related to transaction costs incurred in connection with the proposed merger transaction with Bergen (see Note 10 of "Notes to Condensed Consolidated Financial Statements"), $2.3 million related to transaction costs incurred in connection with the merger with MediQual, with the remaining $5.6 million in the three-month period and $11.0 million in the nine-month period, related to integrating the operations of companies that previously merged with Cardinal.

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

      Lastly, during the three months ended December 31, 1997, Scherer finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of Scherer's 51% owned subsidiary in Germany from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in the German subsidiary was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in the current and future years. Combined, these factors resulted in a one-time reduction of income tax expense, during the three months ended December 31, 1997, by approximately $11.7 million.

      The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date (primarily related to the Scherer and Allegiance mergers) of approximately $123.1 million ($75.4 million, net of tax) in future periods (primarily fiscal 1999 and 2000) in order to exit contractual arrangements, properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

     The net effect of various merger-related costs and other special items recorded during the three months ended March 31, 1999 and 1998 was to reduce net earnings by $74.2 million to $81.9 million and by $12.0 million to $109.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.27 per share to $0.29 per share and by $0.05 per share to $0.39 per share, respectively. In addition, the net effect of various merger-related costs and other special items recorded during the nine month periods ended March 31, 1999 and 1998 was to reduce net earnings by $103.9 million to $306.9 million and by $15.2 million to $306.8 million, respectively, and to reduce reported diluted earnings per Common Share by $0.38 per share to $1.10 per share and by $0.06 per share to $1.11 per share, respectively.

     Other Income (Expense). The increase in interest expense of $1.7 million in the third quarter and $4.6 million during the first nine months of fiscal 1999 compared to the same respective periods of fiscal 1998 is primarily due to the Company's issuance of $150 million, 6.25% Notes due 2008, in a public offering in July 1998 (see "Liquidity and Capital Resources").

     Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 48% and 34% for the third quarter of fiscal 1999 and 1998, respectively. For the nine month periods ended March 31, 1999 and 1998, the Company's income tax provision as a percentage of pre-tax earnings was 42% and 36%, respectively. The increase in the effective tax rate compared to the same periods a year ago is due primarily to nondeductible items associated with the current year's business combinations (see Note 6 of "Notes to Condensed Consolidated Financial Statements").


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $2.4 billion at March 31, 1999 from $2.1 billion at June 30, 1998. This increase included additional investments in merchandise inventories and trade receivables of $533.6 million and $226.6 million, respectively. Slightly offsetting the increases in working capital was a decrease in cash and equivalents of $197.7 million and an increase in accounts payable and notes payable-banks of $165.7 million and $90.5 million, respectively. The increase in merchandise inventories reflects normal seasonal purchases of pharmaceutical inventories and the higher level of current and anticipated business volume in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's operating revenue growth (see "Operating Revenue" above). The change in cash and equivalents, accounts payable and notes payable-banks is due primarily to the timing of inventory purchases and related payments.

     Net investment in sales-type leases, both current and long term, increased by $203.2 million from $324.5 million at June 30, 1998 to $527.7 million at March 31, 1999. The increase is primarily due to the Company discontinuing its program of selling lease receivables to a third party financing company during fiscal year 1998.

     In June 1998, the Company commenced a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. At March 31, 1999, commercial paper with an effective interest rate of 5.85% and an aggregate maturity value of $263 million was outstanding.

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which are expected to be used for working capital needs due to the growth in the Company's business. The Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

     On March 31, 1999, the Company entered into a $250 million short-term revolving credit facility and a $750 million revolving credit facility, which expires on March 31, 2004. There were no amounts outstanding under the facility as of March 31, 1999.

     Property and equipment, at cost, increased by $98.4 million from June 30, 1998. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain service businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     Shareholders' equity increased to $3.3 billion at March 31, 1999 from $3.0 billion at June 30, 1998, primarily due to net earnings of $306.9 million, the investment of $71.7 million by employees of the Company through various stock incentive plans and the adjustment related to the change in Scherer's fiscal year of $8.6 million during the nine month period ended March 31, 1999 which are offset by dividends of $31.0 million (see Note 5 of "Notes to Condensed Consolidated Financial Statements").

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. See "Other" below.

OTHER

      Termination Agreement. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement, as amended, pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement and, in accordance with the terms of the Bergen Merger Agreement, the Company reimbursed Bergen for $7.0 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible for federal income tax purposes, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit were recorded in the fourth quarter of the fiscal year ended June 30, 1998.

      Year 2000 Project. The Company utilizes computer technologies in each of its businesses to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly in the year 2000. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in this approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness and assessment phases of its project and is well into the remaining phases. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project for all its business critical systems prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it is unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant probability that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $27.0 million, including costs incurred to date. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. During the three and nine month periods ended March 31, 1999, total costs of approximately $6.8 million and $10.4 million, respectively, were incurred by the Company for this project, of which approximately $2.4 million and $3.9 million, respectively, represented incremental costs. Total accumulated costs of approximately $16.1 million have been incurred by the Company through March 31, 1999, which includes approximately $5.5 million represented incremental expense. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

     The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces as the year 2000 approaches. The Company is in the process of developing appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. Although the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by a third party would not have a material adverse effect on the Company.

     The potential risks associated with the year 2000 issues include, but are not limited to: temporary disruption of the Company's operations, loss of communication services and loss of other utility services. The Company believes that the most reasonably likely worst-case year 2000 scenario would be a loss of communication services which could result in problems with receiving, processing, tracking and billing customer orders; problems receiving, processing and tracking orders placed with suppliers; and problems with banks and other financial institutions. Currently, as part of the Company's normal business contingency planning, a plan has been developed for business disruptions due to natural disasters and power failures. The Company is in the process of enhancing these contingency plans to include provisions for year 2000 issues, although it will not be possible to develop contingency plans for all potential disruption. Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues, based upon currently available information, incomplete or untimely resolution of year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial position, results of operations and/or cash flows in future periods.

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


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 8-K/A (Amendment No. 1) filed on March 18, 1999.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 1998, the Company's Forms 10-Q for the quarters ended September 30, 1998 and December 31, 1998, and the Company's Forms 8-K filed with the Securities and Exchange Commission subsequent to the end of the fiscal year ended June 30, 1998, and to the extent any such statements constitute "forward looking statements", reference is made to Exhibit 99.01 of this Form 10-Q.

         In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for the reimbursement mechanism of legal fees and expenses. The trial of the class action lawsuit began on September 23, 1998. On November 19, 1998, after the close of plaintiffs' case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for a judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler defendants and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed a notice of appeal of the District Court's decision with the Court of Appeals for the Seventh Circuit. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement mentioned above also covers these litigation matters.

            On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation ("Allegiance") and its subsidiaries their U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of April 30, 1999, there were approximately 400 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves.

         The Company is a defendant in, or has assumed the defense of, a number of other claims, investigations (including environmental matters) and lawsuits. Although the ultimate resolution of the matters referenced in this Item 1 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits or environmental matters will have a material adverse effect on the Company's financial position statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) A Special Meeting of the Company's shareholders was held on January 21,
    1999.

(b) Not applicable.

(c) Matters voted upon at the Special Meeting were as follows:

    (1) Approval, authorization and adoption of Agreement and Plan of Merger by and among the Company, Boxes Merger Corp., and Allegiance Corporation ("Allegiance"). The results of the shareholder vote were as follows:
        159,779,281 in favor, 278,590 against, and 572,493 withheld.

    (2) Adjournment of the Company's Special Meeting, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes at the time of the regularly scheduled meeting to approve the proposal referenced in item (1) above. This vote was not necessary.

(d) Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

 Exhibit                             Exhibit Description
 -------                             -------------------
 Number
 ------

    4.01  Specimen Certificate for the Company's Class A common shares (1)

    4.02 364-Day Credit Agreement dated as of March 31, 1999 among the Company, certain subsidiaries of the Company, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of America NT &SA, as Syndication Agent, Citibank, N.A., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent

    4.03 Indenture dated as of October 1, 1996 between Allegiance Corporation and PNC Bank, Kentucky, Inc. ("PNC"), Trustee; and First Supplemental Indenture dated as of February 3, 1999 by and among Allegiance Corporation, the Company and Chase Manhattan Trust Company National Association (as successor in interest to PNC), Trustee (1)

          Other long-term debt agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K and the Company agrees to furnish copies of such agreements to the SEC upon its request.

   10.01  Company's Equity Incentive Plan, as amended (2)*

   10.02  Form of Nonqualified Stock Option Agreement, as amended*

   10.03  Form of Restricted Shares Agreement, as amended*

   10.04  Allegiance Corporation 1996 Incentive Compensation Program (3)*

   10.05  Allegiance Corporation 1998 Incentive Compensation Program (3)*

   10.06 Amendment to Change in Control Agreement, dated as of October 8, 1998, by and among the Company, Allegiance Corporation and Lester
          B. Knight (4)*

   10.07 Amendment to Change in Control Agreement, dated as of October 8, 1998, by and among the Company, Allegiance Corporation and Joseph
          F. Damico (4)*

   27.01  Financial Data Schedule

   99.01  Statement Regarding Forward-Looking Information

------------------
       (1) Included as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

       (2) Included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-72727) and incorporated herein by reference.

       (3) Included as an exhibit to the Company's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819-01) and incorporated herein by reference.

       (4) Included as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-68819) and incorporated herein by reference.

         *  Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

         On January 21, 1999, the Company filed a Current Report on Form 8-K under Items 5 and 7 which reported the approval by the Company's shareholders of the proposed merger of Allegiance Corporation and Boxes Merger Corp., a wholly owned subsidiary of the Company (the "Allegiance Merger").

         On February 4, 1999, the Company filed a Current Report on Form 8-K under Item 5 which reported the closing of the Allegiance Merger, pursuant to which Allegiance became a wholly owned subsidiary of the Company.

         On March 18, 1999, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) , which amended the Current Report on Form 8-K filed on February 4, 1999. The Form 8-K/A included information under Items 2 and 7. The Form 8-K/A included supplemental consolidated financial statements of the Company to give retroactive effect to the merger with Allegiance, which was accounted for as a pooling of interests business combination.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CARDINAL HEALTH, INC.




Date: May 12, 1999           By: /s/ Robert D. Walter
                                 ---------------------
                                 Robert D. Walter
                                 Chairman and Chief Executive Officer




                             By: /s/ Richard J. Miller
                                 ---------------------
                                 Richard J. Miller
                                 Corporate Vice President and Chief Financial
                                 Officer