Form 10-K
period 1999-06-30
CARDINAL HEALTH INC
filed 1999-09-02
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       or

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-12591

                              CARDINAL HEALTH, INC.
             (Exact name of Registrant as specified in its charter)

                OHIO                                             31-0958666
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

   7000 CARDINAL PLACE, DUBLIN, OHIO                                43017
(Address of principal executive offices)                         (Zip Code)

                                 (614) 757-5000
               Registrant's telephone number, including area code

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 23, 1999 was approximately $16,623,130,558.

     The number of Registrant's Common Shares outstanding as of August 23, 1999, was as follows: Common shares, without par value: 274,190,381.


                      DOCUMENTS INCORPORATED BY REFERENCE:


     Portions of the Registrant's Definitive Proxy Statement to be filed for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


ITEM                                                                                                                     PAGE
----                                                                                                                     ----
         Information Regarding Forward-Looking Statements..............................................................    3

                                                               PART I

1.       Business......................................................................................................    3

2.       Properties....................................................................................................    7

3.       Legal Proceedings.............................................................................................    7

4.       Submission of Matters to a Vote of Security Holders...........................................................    8

         Executive Officers of the Company.............................................................................    8

                                                              PART II

5.       Market for the Registrant's Common Shares and Related Shareholder Matters.....................................   10

6.       Selected Financial Data.......................................................................................   10

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   12

7a.      Quantitative and Qualitative Disclosures About Market Risk....................................................   18

8.       Financial Statements and Supplementary Data...................................................................   19

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................   48

                                                              PART III

10.      Directors and Executive Officers of the Registrant............................................................   48

11.      Executive Compensation........................................................................................   48

12.      Security Ownership of Certain Beneficial Owners and Management................................................   48

13.      Certain Relationships and Related Transactions................................................................   48

                                                              PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................   49


         Signatures....................................................................................................   53

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in this Form 10-K and in Exhibit 99.01 to this Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


                                     PART I

ITEM 1:  BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is structured as a holding company conducting business through a number of separate operating subsidiaries. These operating subsidiaries are sometimes collectively referred to as the "Cardinal Health" companies. As used in this report, the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 1999. The Company is a leading health-care service provider which offers a broad array of complementary products and health-care services to health-care providers and manufacturers to help them improve the efficiency and quality of health-care. These services and products include pharmaceutical distribution, pharmaceutical services, and medical-surgical products.


BUSINESS SEGMENTS

     A description of the Company's three reporting industry segments is as follows(1):

1.  PHARMACEUTICAL DISTRIBUTION

     Cardinal Distribution, the Company's pharmaceutical distribution business, is one of the country's leading wholesale distributors of pharmaceutical and related health-care products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. As a full-service wholesale distributor, Cardinal Distribution complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include computerized order entry and order confirmation systems, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its customers order more efficiently, contain costs, and monitor their purchases.

     The Company also operates several specialty health-care distribution businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging and distribution program for both independent and chain drugstore customers and serves as a distributor of therapeutic plasma products, oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. These specialty distribution activities are part of the Company's strategy to develop diversified products and services to enhance the profitability of its business and that of its customers and suppliers.


2.  PHARMACEUTICAL SERVICES

     The Company, within the Pharmaceutical Services segment, operates a variety of related health-care service businesses, including Pyxis Corporation ("Pyxis") (which develops, manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other health-care facilities); Medicine Shoppe International, Inc. ("Medicine Shoppe") (a franchisor of apothecary-style retail pharmacies); PCI


--------
1 For additional information concerning the Company's industry segments, see
  Note 13 of "Notes to Consolidated Financial Statements."

Services, Inc. ("PCI") (an international provider of integrated packaging services to pharmaceutical manufacturers); Owen Healthcare, Inc. ("Owen") (a provider of pharmacy management and information services to hospitals); the Cardinal Information group of companies ("CIC") (which develop and provide clinical information systems and customer transaction systems); R.P. Scherer Corporation ("Scherer") (an international developer and manufacturer of drug delivery systems); and Cardinal OneSource(SM) (a group established to market Cardinal businesses together to assist pharmaceutical companies manufacture, develop, package, launch and market products). The Company also provides reimbursement-consulting services to pharmaceutical, biotechnology and medical products companies through its Comprehensive Reimbursement Consultants, Inc. ("CRC") subsidiary.


3.  MEDICAL-SURGICAL PRODUCTS

     The Company's subsidiary, Allegiance Corporation ("Allegiance"), is a provider of non-pharmaceutical health-care products and cost-saving services for hospitals and other health-care providers. Allegiance offers a broad range of medical and laboratory products, representing more than 2,800 suppliers in addition to its own line of surgical and respiratory therapy products. It also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, medical and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, instrument reprocessing products, special procedure products and other products. Allegiance assists its customers in reducing costs while improving the quality of patient care in a variety of ways, including supply-chain management, instrument repair and other professional consulting services.

ACQUISITIONS

     Over the last five years, the Company has completed the following business combinations. On July 1, 1994, the Company purchased Humiston-Keeling, Inc., a Calumet City, Illinois-based pharmaceutical wholesaler serving customers located primarily in the upper Midwest region of the United States. On July 18, 1994, the Company completed a merger transaction with Behrens Inc., a Waco, Texas-based pharmaceutical wholesaler servicing customers located primarily in Texas and adjoining states. On November 13, 1995, the Company completed a merger transaction with Medicine Shoppe, a St. Louis, Missouri-based franchisor of independent, apothecary-style retail pharmacies in the United States and abroad. On May 7, 1996, the Company completed a merger transaction with Pyxis, a San Diego, California-based designer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other health-care facilities. On October 11, 1996, the Company completed a merger transaction with PCI, a Philadelphia, Pennsylvania-based provider of diversified packaging services to the pharmaceutical industry in the United States and abroad. On March 18, 1997, the Company completed a merger transaction with Owen, a Houston, Texas-based provider of pharmacy management and information services to hospitals. On February 18, 1998, the Company completed a merger transaction with MediQual Systems, Inc., a Westborough, Massachusetts-based supplier of clinical information management systems and services to the health-care industry. On August 7, 1998, the Company completed a merger transaction with Scherer, a Basking Ridge, New Jersey-based international developer and manufacturer of drug delivery systems. On February 3, 1999, the Company completed a merger transaction with Allegiance, a McGaw Park, Illinois-based distributor and manufacturer of medical and laboratory products and a provider of cost-saving services. On August 5, 1999, the Company announced that it signed a definitive merger agreement with privately-owned Automatic Liquid Packaging, Inc., a Woodstock, Illinois-based custom manufacturer of sterile liquid pharmaceuticals and other health-care products. The Company has also completed a number of smaller acquisition transactions during the last five years, including the acquisition of Comprehensive Reimbursement Consultants, Inc., Pharmacists: prn, Inc., The Enright Group, Inc., Pharmaceutical Packaging Specialties, Inc., and Pacific Surgical Innovations, Inc.

     The Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its health-care operations and services in all three reporting industry segments. For additional information concerning the transactions described above, see Notes 1, 2, and 18 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company distributes pharmaceuticals, health- and beauty-care products, and related products and services to hospitals, independent and chain drugstores, alternate care centers, and pharmacy departments of supermarkets and mass merchandisers located throughout the United States. In addition, the Company markets Pyxis' automated dispensing systems to hospitals and alternate care centers in the United States and abroad. Through Medicine Shoppe, the Company franchises retail pharmacies in the United States and abroad. Owen provides pharmacy management and information services to hospitals throughout the United States. PCI provides integrated packaging services to pharmaceutical manufacturers located in the United States and abroad. Scherer develops drug delivery systems for pharmaceutical manufacturers located in the United States and abroad. Allegiance distributes non-pharmaceutical health-care products and provides cost-saving services to hospitals and other health-care providers in the United States and abroad. The Company's largest retail distribution customer in its Pharmaceutical Distribution segment accounted for approximately 8.3% of the Company's operating revenues (by dollar volume) for fiscal year 1999, and its largest retail bulk distribution customer accounted for approximately 57% of all bulk orders in the

Pharmaceutical Distribution segment. The Pharmaceutical Distribution segment could be adversely affected if the business of either of such customers were lost. The members of the two largest group purchasing organizations (each, a "GPO") having business arrangements with the Company, VHA, Inc. and Premier, Inc., accounted for approximately 11.4%, and 12.8%, respectively, of the Company's operating revenues (by dollar volume) in fiscal 1999 through the Company's Pharmaceutical Distribution and Medical-Surgical Products segments. Each of these two segments could be adversely affected if the business arrangements with either of such GPO customers were lost, although the loss of the business arrangement with either such GPO would not necessarily mean the loss of sales from all members of the GPO.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 3.3% (by dollar volume) of its operating revenue in fiscal 1999. The Company's five largest suppliers accounted for approximately 15.9% (by dollar volume) of its operating revenue during fiscal 1999 and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.


COMPETITION

     The Company's markets are highly competitive. As a pharmaceutical wholesaler, the Company competes directly with numerous other national and regional wholesalers, direct selling manufacturers, self-warehousing chains, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesaling operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. As a marketer of automated pharmaceutical dispensing systems through Pyxis, the Company competes based upon price, its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, and its ability to interface with customer information systems. Actual and potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. With its Owen subsidiary, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of price, its established base of business, the effective use of information systems, the development of clinical programs, and the quality of the services it provides to its customers. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon price, benefits offered to both the pharmacist and the customer, access to third party programs, and the reputation of the franchise; Medicine Shoppe also needs to be competitive with a pharmacist's ongoing option to remain self-employed at his or her current position rather than becoming a franchisee. Through PCI, the Company competes with companies that provide many types of packaging services and those that provide one or a few types of packaging services, based primarily upon quality, variety of available packaging services, customer service, responsiveness and price. Through Scherer, the Company's drug delivery technologies compete with a growing number of new drug delivery technologies and with continued refinements to existing delivery technologies of both pharmaceutical companies and companies formed to develop new technologies. Through Allegiance, the Company has substantial competition in all of its non-pharmaceutical health-care product and service markets, with competition focusing primarily on price, service and product performance.


EMPLOYEES

     As of August 23, 1999, the Company had approximately 36,000 employees, of which approximately 1,400 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company has applied in the United States and certain foreign countries for registration of a number of trademarks and service marks, certain of which have been registered, and also holds common law rights in various trademarks and service marks. There can be no assurance that the Company will obtain the registrations for trademarks and service marks for which it has applied.

     The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medication packaging, medical devices, processes, products and drug delivery systems.

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

REGULATORY MATTERS

     The Company, as a distributor of prescription pharmaceuticals (including certain controlled substances), an operator of pharmacy operations, a pharmaceutical packager and a manufacturer of drug delivery systems and surgical and respiratory care products, is required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy or comparable agencies. In addition, the Company is subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987, which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. The Company is not currently required to register or submit pre-market notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change. In its capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state health care fraud and abuse and anti-kickback laws and regulations.

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

     Owen's pharmacy operations and its pharmacies are subject to comprehensive regulation by state and federal authorities, including state boards of pharmacy and federal authorities with responsibility for monitoring the storage, handling, and dispensing of narcotics and other controlled substances. Owen's contractual arrangements with pharmaceutical manufacturers and health-care providers also subject it to certain provisions of the federal Social Security Act which (a) prohibit financial arrangements between providers of health-care services to government health-care program (including Medicare and Medicaid) beneficiaries and potential referral sources that are designed to induce patient referrals or the purchasing, leasing, ordering or arranging for any good, service or item paid for by such government programs, and (b) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs.

     Services and products provided by the Company's information businesses include health-care data and other drug-related information gathered and assessed for the benefit of health-care clients. Greater scrutiny is being placed on a federal and state level regarding how such information should be handled and identifying the appropriate parties to do so. Future changes in regulations and/or legislation may affect how some of these information services or products are provided.

     The Company's PCI operations in the United Kingdom and Germany are subject to state and local certification requirements, including compliance with the Good Manufacturing Practices adopted by the European Community. Products manufactured or sold by the Company's Allegiance and Scherer operations are subject to regulation by the FDA, as well as by other federal and state agencies, including those governing Medicare and Medicaid issues. The FDA regulates the introduction and advertising of new medical products and related manufacturing procedures, labeling, and record keeping. Product regulatory laws also exist in most other countries where PCI, Allegiance and Scherer conduct business.

     The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its businesses.

ITEM 2:  PROPERTIES

     In the United States, the Company has 23 principal pharmaceutical distribution facilities and three specialty distribution facilities utilized by the Pharmaceutical Distribution segment. In the U.S., the Company also has one Pyxis assembly operation, two PCI packaging facilities, two PCI printing facilities, one Scherer pharmaceutical manufacturing facility, one Scherer health and nutritional products manufacturing facility, and one paintball manufacturing facility in the Pharmaceutical Services segment. Domestically, the Company also has 48 medical-surgical distribution facilities and 11 medical-surgical manufacturing facilities utilized by the Medical-Surgical Products segment. The Company's domestic facilities are located in a total of 33 states.

     Internationally, the Company owns, leases or operates through its Pharmaceutical Services segment, 14 Scherer manufacturing facilities which are located in the United Kingdom, France, Germany, Italy, Australia, Japan, Argentina, Brazil and Canada. The Company also has three PCI packaging facilities which are located in the United Kingdom and Germany, and two PCI printing facilities which are located in Puerto Rico. The Company owns, leases or operates through its Medical-Surgical Products segment, 13 medical-surgical distribution facilities located in Canada and the Netherlands, and 16 medical-surgical manufacturing facilities located in the Netherlands, Malaysia, Mexico, the Dominican Republic, Germany and France. The Company's international facilities are located in a total of 14 countries.

     The Company owns 77 of the domestic and international facilities described above, and the balance are leased. The Company's principal executive offices are located in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

     The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements and consolidations of its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's facilities, see Notes 5 and 9 of "Notes to Consolidated Financial Statements".

ITEM 3:  LEGAL PROCEEDINGS

        In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for a reimbursement mechanism for legal fees and expenses. The trial of the class action lawsuit began on September 23, 1998. On November 19, 1998, after the close of plaintiffs' case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler defendants and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed a notice of appeal of the District Court's decision with the Court of Appeals for the Seventh Circuit. On July 13, 1999, the Court of Appeals for the Seventh Circuit issued its decision, which, in part, affirmed the dismissal of the wholesaler defendants, including the Company and Whitmire. On July 27, 1999, the class plaintiffs filed a Petition for Rehearing with the Court of Appeals for the Seventh Circuit. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement mentioned above also covers these litigation matters.

     On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. health-care distribution business, surgical and respiratory therapy business and health-care cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of June 30, 1999, there were approximately 430 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves.

        The Company also becomes involved from time-to-time in other litigation (including environmental matters) incidental to its business. Although the ultimate resolution of the litigation referenced in this Item 3 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial statements.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal quarter ended June 30, 1999.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows (information provided as of August 23, 1999):

     NAME                               AGE                           POSITION
----------------                        ---          --------------------------------------------
Robert D. Walter                        54           Chairman and Chief Executive Officer

John C. Kane                            59           President and Chief Operating Officer

Joseph F. Damico                        45           Executive Vice President; Group President -
                                                       Allegiance Corporation

George L. Fotiades                      45           Executive Vice President; Group President -
                                                       R.P. Scherer Corporation

James F. Millar                         51           Executive Vice President; Group President -
                                                       Cardinal Distribution

Carl A. Spalding                        54           Executive Vice President; Group President -
                                                       Healthcare Product Services

Stephen S. Thomas                       44           Executive Vice President; Group President -
                                                       Pharmacy Automation and Information
                                                       Systems and International Operations

Steven Alan Bennett                     46           Executive Vice President, General Counsel and
                                                       Secretary

Richard J. Miller                       42           Corporate Vice President and Chief Financial
                                                       Officer

Michael E. Beaulieu                     41           Corporate Vice President, Controller and
                                                       Principal Accounting Officer

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979. Mr. Walter also serves as a director of Bank One Corporation, CBS, Inc. and Infinity Broadcasting Corporation.

     JOHN C. KANE has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Mr. Kane also serves as a director of Connetics Corporation.

     JOSEPH F. DAMICO has been an Executive Vice President and Group President-Allegiance Corporation, of the Company since February 1999, and President of Allegiance since June 1996. From 1992 to September 1996, he was a Corporate Vice President of Baxter.

     GEORGE L. FOTIADES has been an Executive Vice President and Group President-R.P. Scherer Corporation, of the Company since August 1998, and President of Scherer since January 1998. Previously, Mr. Fotiades served as Group President, Americas and Asia Pacific, of

Scherer from June 1996 to January 1998. Prior to that, Mr. Fotiades was employed by Warner-Lambert Company (a pharmaceutical and consumer health products manufacturer), where he served most recently as President, Warner Wellcome Consumer Healthcare division.

     JAMES F. MILLAR has been an Executive Vice President of the Company since February 1994, and was named as Group President of the Company's Cardinal Distribution pharmaceutical wholesaling business in June 1996.


     CARL A. SPALDING joined the Company in June 1998, as an Executive Vice President and Group President - Healthcare Product Services. Prior to that, Mr. Spalding served as a corporate officer of Abbott Laboratories (a pharmaceutical and health-care manufacturer), where he served most recently as Vice President of Pediatric Products of the Ross Laboratories Division.

     STEPHEN S. THOMAS was named Executive Vice President and Group President - Pharmacy Automation and Information Systems and International Operations of the Company on July 1, 1999. Mr. Thomas joined the Company in October 1997, as an Executive Vice President and President of Pyxis. Prior to that, Mr. Thomas served as President of Datapro Information Services Group, a division of McGraw-Hill Companies.

     STEVEN ALAN BENNETT joined the Company in January 1999, as Executive Vice President, General Counsel and Secretary. Previously, Mr. Bennett served as Senior Vice President and General Counsel of Bank One Corporation, since August 1994.

     RICHARD J. MILLER has been the Company's Corporate Vice President and Chief Financial Officer since March 1999 and served as the Company's Acting Chief Financial Officer since August 1998. From August 1995 through March 1999, Mr. Miller served as the Company's Controller. Upon joining the Company in July 1994, and until August 1995, he served as Vice President, Auditing.

     MICHAEL E. BEAULIEU has been the Company's Corporate Vice President and Controller since April 1999. From August 1996 through April 1999 Mr. Beaulieu served as Senior Vice President - Finance of Cardinal Distribution. Prior to that, Mr. Beaulieu served as Vice President - Accounting of Cardinal Distribution, since August 1994.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
        MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 1999 and 1998. The information in the table has been adjusted to reflect retroactively all prior stock splits.

                                              HIGH       LOW      DIVIDENDS
                 Fiscal 1998:
                 Quarter Ended
                  September 30, 1997         $47.38     $36.42     $0.0167
                  December 31, 1997           51.88      45.75      0.0167
                  March 31, 1998              58.80      46.67      0.0200
                  June 30, 1998               64.17      57.08      0.0200

                 Fiscal 1999:
                 Quarter Ended
                  September 30, 1998         $71.00     $55.67     $0.0250
                  December 31, 1998           75.88      54.83      0.0250
                  March 31, 1999              80.50      66.00      0.0250
                  June 30, 1999               71.88      56.88      0.0250

                 Through August 23, 1999     $69.94     $60.88     $0.0250

     As of August 23, 1999, there were approximately 26,000 shareholders of record of the Company's Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Medicine Shoppe on November 13, 1995; Pyxis on May 7, 1996; PCI on October 11, 1996; Owen on March 18, 1997; MediQual on February 18, 1998; Scherer on August 7, 1998; and Allegiance on February 3, 1999, all of which were accounted for as pooling-of-interests transactions (see Note 2 of "Notes to Consolidated Financial Statements"). On May 21, 1999 the Company completed a merger transaction with Pacific Surgical Innovations, Inc. ("PSI"). The impact of the merger transaction with PSI, on a historical basis, was not significant. Accordingly, prior period financial statements have not been restated. The consolidated financial data includes all purchase transactions that occurred during these periods.

     For the fiscal years ended June 30, 1996 and 1995, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal years ended June 30, 1996 and 1995 with data from PCI for the fiscal years ended September 30, 1996 and 1995, respectively, Owen for the fiscal years ended November 30, 1995 and 1994, respectively, MediQual for the fiscal years ended December 31, 1995 and 1994, respectively, Scherer for the fiscal years ended March 31, 1996 and 1995, respectively, and Allegiance for the fiscal years ended December 31, 1996 and 1995, respectively.

     For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1997 with PCI's financial results for the nine months ended June 30, 1997, Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30), MediQual's financial results for the fiscal year ended December 31, 1996, Scherer's financial results for the fiscal year ended March 31, 1997, and Allegiance's financial results for the fiscal year ended December 31, 1997.

     For the fiscal year ended June 30, 1998, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1998 with Scherer's financial results for the fiscal year ended March 31, 1998.

     The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                 SELECTED CONSOLIDATED FINANCIAL DATA
                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             At or for the Fiscal Year Ended June 30, (1)
                               ----------------------------------------------------------------------
                                 1999           1998           1997           1996            1995
                               ---------      ---------      ---------      ---------       ---------
EARNINGS DATA:
Revenue:
     Operating revenue         $21,480.6      $18,004.0      $15,924.8      $14,383.9       $13,943.0
     Bulk deliveries to
       customer warehouses       3,553.0        2,991.4        2,469.1        2,178.5         1,779.5
                               ---------      ---------      ---------      ---------       ---------
Total revenue                  $25,033.6      $20,995.4      $18,393.9      $16,562.4       $15,722.5

Net earnings (loss)            $   456.3      $   425.1      $   334.8      $  (321.2)      $   464.3

Earnings (loss) per
   Common Share: (2)
     Basic                     $    1.68      $    1.57      $    1.26      $   (1.24)      $    1.84
     Diluted                   $    1.64      $    1.53      $    1.23      $   (1.24)      $    1.78

Cash dividends declared
   per Common Share (2)        $    0.10      $    0.07      $    0.06      $    0.05       $    0.05

BALANCE SHEET DATA:
Total assets                   $ 8,289.0      $ 7,478.0      $ 6,521.8      $ 6,469.8       $ 6,517.3
Long-term obligations,
   less current portion        $ 1,223.9      $ 1,330.0      $ 1,320.9      $ 1,592.8       $   451.5
Shareholders' equity           $ 3,463.0      $ 2,954.9      $ 2,627.0      $ 2,222.5       $ 3,718.1

(1) Amounts reflect business combinations in all periods presented. Fiscal 1999, 1998, 1997 and 1996 amounts reflect the impact of merger-related costs and other special charges. Fiscal 1996 amounts reflect the impact of the write-down of goodwill of $550.0 million ($550.0 million, net of tax) due to the change by Allegiance in its method of assessing goodwill. In addition, fiscal 1996 amounts reflect the impact of merger-related charges and facility rationalizations of $178.5 million ($122.8 million, net of tax). See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special charges affecting fiscal 1999, 1998 and 1997.

(2) Net earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with PCI Services, Inc. ("PCI") on October 11, 1996, Owen Healthcare, Inc. ("Owen") on March 18, 1997, MediQual Systems, Inc. ("MediQual") on February 18, 1998, R.P. Scherer Corporation ("Scherer") on August 7, 1998 and Allegiance Corporation ("Allegiance") on February 3, 1999. On May 21, 1999 the Company completed a merger transaction with Pacific Surgical Innovations, Inc. ("PSI"). The impact of the merger transaction with PSI, on a historical basis, was not significant. Accordingly, prior period financial statements have not been restated for the merger transaction with PSI.

     The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See "Information Regarding Forward-Looking Statements".

GENERAL
-------

     The Company operates within three operating business segments:
Pharmaceutical Distribution, Pharmaceutical Services, and Medical-Surgical Products. See Note 13 of "Notes to Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUE. Operating revenue for fiscal 1999 increased 19% as compared to the prior year due to strong operating revenue growth in all three of the Company's business segments. The majority of the overall operating revenue increase (approximately 82% for the year ended June 30, 1999) came from existing customers in the form of increased volume and pharmaceutical price increases. The remainder of the growth came from the addition of new customers.

     The Pharmaceutical Distribution segment's operating revenue (representing 69% of total 1999 operating revenue, including approximately $297.4 million sold to Owen, eliminated in consolidation) grew at a rate of 25% during the fiscal year ended June 30, 1999 primarily due to strong sales to pharmacy chain stores and through the Company's specialty distribution businesses.

     The Pharmaceutical Services segment's operating revenue (representing 10% of total 1999 operating revenue) grew at a rate of 15% during fiscal 1999, primarily on the strength of the Company's pharmacy automation and pharmaceutical-packaging businesses. The Company's pharmacy automation business continued to see solid growth in the U.S. hospital sector and increased demand from non-acute care customers. The pharmaceutical-packaging business' growth in fiscal 1999 was attributable to a mix of new customers and an increase in volume from existing customers.

     The Medical-Surgical Products segment's operating revenue (representing 21% of total 1999 operating revenue) for fiscal year 1999 grew 6% over the prior year primarily due to strong sales of self-manufactured surgical products and "best value" distributed supplies.

     Operating revenue for fiscal 1998 increased 13% as compared to the prior year primarily due to the strength of the Pharmaceutical Distribution and Services segments. Pharmaceutical Distribution segment's (representing 66% of total 1998 operating revenue) operating revenue (including approximately $196 million sold to Owen, eliminated in consolidation) grew at a rate of 19% during the fiscal year ended June 30, 1998. Pharmaceutical Services segment's (representing 10% of total 1998 operating revenue) operating revenue grew at a rate of 16% during the fiscal year ended June 30, 1998, primarily on the strength of the Company's pharmacy automation and pharmacy management businesses. The Medical-Surgical Products segment's operating revenue (representing 24% of total 1998 operating revenue) for fiscal year 1998 grew
2% over the prior year. The majority of the overall operating revenue increase (approximately 80% for the year ended June 30, 1998) came from existing customers in the form of increased volume and pharmaceutical prices. The remainder of the growth came from the addition of new customers.

BULK DELIVERIES TO CUSTOMER WAREHOUSES. The Company reports as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the customers' industries, decisions by customers to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's earnings.

GROSS MARGIN. For fiscal 1999 and 1998, overall gross margin as a percentage of operating revenue was 12.03% and 12.33%, respectively.

     The Pharmaceutical Distribution segment's gross margin as a percentage of operating revenue decreased from 5.58% in fiscal 1998 to 5.29% in fiscal 1999. The decrease is primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enable the Company to offer lower selling margins to its customers.

     The Pharmaceutical Services segment's gross margin as a percentage of operating revenue was 33.50% and 32.70% in fiscal 1999 and 1998, respectively. Operating revenue growth in the Pharmaceutical Services segment has been greater in the relatively higher margin pharmacy automation and pharmaceutical-packaging businesses than it has been in the lower margin pharmacy management business.

     The Medical-Surgical Products segment's gross margin as a percentage of operating revenue was 23.29% in fiscal 1999 compared to 21.62% in fiscal 1998. The increase is primarily the result of improvements in the Company's product mix, including the growth of self-manufactured product sales in both domestic and international markets as well as the impact of manufacturing and other cost efficiencies.

     For fiscal 1998 and 1997, gross margin as a percentage of operating revenue was 12.33% and 12.68%, respectively.

     The Pharmaceutical Distribution segment's gross margin as a percentage of operating revenue decreased from 5.82% in fiscal 1997 to 5.58% in fiscal 1998. The decrease was primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers.

     The Pharmaceutical Services segment's gross margin as a percentage of operating revenue was 32.70% and 32.88% in fiscal 1998 and 1997, respectively. Operating revenue growth was greater in the relatively lower margin pharmacy management and pharmaceutical-packaging businesses than it was in the higher margin pharmacy franchising business.

     The Medical-Surgical Products segment's gross margin as a percentage of operating revenue was 21.62% in fiscal 1998 compared to 20.99% in fiscal 1997. The increase was primarily the result of improvements in the Company's product mix, including the growth of manufactured product sales in both domestic and international markets as well as the impact of manufacturing and other cost efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of operating revenue declined to 7.28% for fiscal 1999 compared to 7.72% in fiscal 1998. The improvements during fiscal 1999 reflect economies associated with the Company's revenue growth, in addition to significant productivity gains resulting from continued cost control efforts in all three segments and the continuation of consolidation and selective automation of operating facilities in the Pharmaceutical Distribution and Pharmaceutical Services segments. Pharmaceutical Distribution and Pharmaceutical Services segments' selling, general and administrative expenses as a percentage of operating revenue were 2.63% and 16.80% in fiscal 1999, respectively, compared to 2.94% and 16.90% in fiscal 1998, respectively. Offsetting these improvements was an increase in the selling, general and administrative expenses as a percentage of operating revenue in the Medical-Surgical Products segment which increased from 16.07% in fiscal 1998 to 16.86% in fiscal 1999. This increase is primarily due to the acquisitions of businesses having a higher selling, general and administrative rate than the Medical-Surgical Products segment's normal rate during fiscal 1999. These acquisitions were accounted for under the purchase method of accounting. As such, historical financial statements have not been restated. The 13% growth in selling, general and administrative expenses experienced in fiscal year 1999, compared to fiscal 1998 was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 19% growth in operating revenue during fiscal 1999.

     Selling, general and administrative expenses as a percentage of operating revenue improved to 7.72% in fiscal 1998 compared to 8.19% in fiscal 1997. The improvements in fiscal 1998 reflect the economies associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 7% growth in selling, general and administrative expenses experienced in the fiscal year 1998, compared to fiscal 1997 was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 13% growth in operating revenues during fiscal 1998.

SPECIAL CHARGES

Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During fiscal 1999, merger-related costs totaling $146.6 million ($117.6 million, net of tax) were recorded. Of this amount, approximately $95.4 million related to transaction and employee-related costs, and $36.1 million related to business restructuring and asset impairment costs associated with the Company's merger transactions with Scherer and Allegiance. As part of the business restructuring, the Company is currently closing certain facilities. As such, the Company has incurred employee-related and asset impairment costs, as well as, exit costs, related to the termination of contracts and lease agreements. In addition, the Company recorded costs of $4.0 million related to the write down of impaired inventory related to a previous merger and of $1.1 million related to severance costs for restructuring associated with the change in management that resulted from the merger transaction with Owen. The Company also recorded costs of $13.7 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.7 million credit, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 17 of "Notes to Consolidated Financial Statements"). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

     During fiscal 1998, the Company recorded merger-related charges associated with transaction costs incurred in connection with the MediQual merger transaction ($2.3 million) and in connection with the proposed merger transaction with Bergen ($33.4 million) which was terminated subsequent to year-end (see Note 17 of "Notes to Consolidated Financial Statements"). Additional costs related to asset impairments ($3.8 million) and integrating the operations of companies that previously merged with the Company ($9.6 million) were incurred and recorded during fiscal 1998. During fiscal 1997, the Company recorded merger-related charges associated with the PCI and Owen merger transactions ($46.2 million) and additional integration costs related to the Pyxis and Medicine Shoppe mergers ($4.7 million). See further discussion in Note 2 of "Notes to Consolidated Financial Statements." The Company classifies costs associated with a merger transaction as "merger-related costs." It should be noted that the amounts presented may not be comparable to similarly titled amounts reported by other companies.

Other Special Charges. During fiscal 1998, the Company recorded a special charge of $8.6 million related to the rationalization of its pharmaceutical distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs, including approximately $2.0 million incurred in connection with the settlement of a labor dispute with former employees of the Company's Boston pharmaceutical distribution facility, resulting in termination of the union relationship.

     During fiscal 1998, Scherer, along with its joint venture partner, converted the legal ownership structure of Scherer's 51% owned subsidiary in Germany from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in the German subsidiary was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in the cash taxes to be paid in the current and future years. Combined, these factors reduced fiscal 1998 income tax expense by $11.7 million.

     The following is a summary of the special charges incurred by the Company in the last three fiscal years:

                                                         Fiscal Year Ended
                                                              June 30,
                                                    ----------------------------
                                                     1999       1998       1997
                                                    ------     ------     ------
(in millions, except per share amounts)
MERGER-RELATED COSTS:
---------------------

Transaction and employee-related costs:
   Transaction costs                                $(52.9)    $(35.7)    $(14.5)
   PCI vested retirement benefits and
      incentive fee                                     --         --       (7.6)
   Employee severance/termination                    (39.5)        --       (4.4)
   Other                                              (0.4)        --       (0.6)
                                                    ------     ------     ------
Total transaction and employee-related costs         (92.8)     (35.7)     (27.1)

                                                        Fiscal Year Ended
                                                             June 30,
                                                 -------------------------------
                                                  1999         1998        1997
                                                 -------      ------      ------
Other merger-related costs:
   Asset impairments                               (16.8)       (3.8)      (13.2)
   Exit and restructuring costs                    (23.3)         --        (2.2)
   Duplicate facilities elimination                   --          --        (1.7)
   Integration and efficiency implementation       (13.7)       (9.7)       (6.7)
                                                 -------      ------      ------
Total other merger-related costs                   (53.8)      (13.5)      (23.8)
                                                 -------      ------      ------

Total merger-related costs                       $(146.6)     $(49.2)     $(50.9)
                                                 -------      ------      ------

OTHER SPECIAL CHARGES:
----------------------
   Facilities closures                           $    --      $ (6.1)     $   --
   Employee severance                                 --        (2.5)         --
                                                 -------      ------      ------
Total other special charges                           --        (8.6)         --
                                                 -------      ------      ------

TOTAL SPECIAL CHARGES                             (146.6)      (57.8)      (50.9)
---------------------
   Tax effect of special charges                    29.0        22.0        14.3
   Tax benefit for change in tax status               --        11.7          --
                                                 -------      ------      ------
Effect on net earnings                           $(117.6)     $(24.1)     $(36.6)
                                                 =======      ======      ======
Effect on diluted earnings per share             $ (0.42)     $(0.09)     $(0.13)
                                                 =======      ======      ======

     The effects of the merger-related costs and other special charges are included in the reported net earnings of $456.3 million in fiscal 1999, $425.1 million in fiscal 1998 and $334.8 million in fiscal 1997 and in the reported diluted earnings per Common Share of $1.64 in fiscal 1999, $1.53 in fiscal 1998 and $1.23 in fiscal 1997.

     The Company estimates that it will incur additional merger-related costs associated with the various merger transactions it has completed to date totaling approximately $100.0 million ($61.2 million, net of tax) in future periods in order to properly integrate operations, of which a portion represents facility rationalizations, and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     Asset impairments in fiscal 1997 include the write-off of a patent ($7.4 million) and the write-down of certain operating assets ($3.2 million) related to MediTROL, Inc. ("MediTROL," a subsidiary acquired by the Company in the Owen merger transaction) as a result of management's decision to merge the operations of MediTROL into Pyxis and phase-out production of the separate MediTROL product line.

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in expansion into service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher margins as a percentage of operating revenue than pharmaceutical distribution. As the healthcare industry continues to change, the Company is constantly evaluating merger or acquisition candidates in pharmaceutical distribution, as well as related sectors of the healthcare industry that would expand its role as a service provider; however, there can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger-related costs.

     INTEREST EXPENSE. The increase in interest expense of $4.9 million during fiscal 1999 compared to fiscal 1998 is primarily due to the Company's issuance of $150 million of 6.25% Notes due 2008, in a public offering in July 1998 (see "Liquidity and Capital Resources"). The effect of the issuance of the 6.25% Notes during fiscal 1999 has been partially offset by a decrease in other debt instruments with higher interest rates.

     The $12.7 million decrease in interest expense in fiscal 1998 compared to fiscal 1997 is primarily due to the paydown of the Company's $100 million of 8% Notes on March 1, 1997 and a reduction in the overall interest rate on total debt outstanding during fiscal 1998 compared to fiscal 1997.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes relative to pretax earnings was 39.9%, 35.6% and 38.0% for fiscal years 1999, 1998 and 1997, respectively. The fluctuation in the tax rate is primarily due to the impact of recording certain non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix for all three fiscal years. Also, a change in tax status of a 51% owned German subsidiary resulted in a lower tax provision during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital increased to $2.2 billion at June 30, 1999 from $2.1 billion at June 30, 1998. This increase resulted from additional investments in inventories and trade receivables of $323.3 million and $154.0 million, respectively. Offsetting the increases in working capital was an increase in accounts payable of $218.1 million and a decrease in cash of $208.1 million. Increases in inventories reflect the higher level of business volume in pharmaceutical distribution activities, especially in the fourth quarter of fiscal 1999 when distribution revenue grew 21% over the same period in the prior year. The increase in trade receivables is consistent with the Company's revenue growth (see "Operating Revenue" above). The change in accounts payable and cash is due primarily to the timing of inventory purchases and related payments.

     On July 13, 1998, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which were used for working capital needs due to growth in the Company's business. The Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission (see Note 5 of "Notes to Consolidated Financial Statements").

     Property and equipment, at cost, increased by $146.6 million at June 30, 1999 compared to June 30, 1998. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases and additional investments made for management information systems and upgrades to distribution facilities.
The Company has several operating lease agreements for the construction of new facilities. See further discussion in Note 9 of "Notes to Consolidated Financial Statements."

     Shareholders' equity increased to $3.5 billion at June 30, 1999 from $3.0 billion at June 30, 1998, primarily due to net earnings of $456.3 million and the investment of $131.6 million by employees of the Company through various stock incentive plans, offset by the retirement of $40.1 million of Allegiance treasury shares.

     The Company has line-of-credit agreements with various bank sources aggregating $175.8 million. The Company had $28.6 million outstanding under these lines at June 30, 1999. In addition, the Company has a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. The Company had $49.2 million outstanding under this program at June 30, 1999. The Company has an unsecured bank credit facility, which provides for up to an aggregate of $1.0 billion in borrowings of which $150.0 million is part of a multi-currency allocation and $250.0 million represents a 364-day facility. As of June 30, 1999, $80.7 million of borrowings were outstanding under the multi-currency allocation portion of the facility.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

     See Notes 1 and 6 to the consolidated financial statements for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

OTHER
-----

     PENDING BUSINESS COMBINATIONS. On August 5, 1999, the Company announced that it had entered into a definitive merger agreement with Automatic Liquid Packaging, Inc. ("ALP"), pursuant to which ALP will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. The merger is expected to be completed in the first quarter of fiscal 2000, subject to satisfaction of certain conditions, including regulatory clearances.

     On July 12, 1999, the Company completed the purchase of MedSurg Industries, Inc., for $31.8 million. The acquisition was accounted for as a purchase.

     TERMINATION AGREEMENT. On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement, as amended, pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On July 31, 1998, the United States District Court for the

District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement and, in accordance with the terms of the Bergen Merger Agreement, the Company reimbursed Bergen for $7.0 million of transaction costs. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible for federal income tax purposes, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit were recorded in the fourth quarter of the fiscal year ended June 30, 1998. (See Note 17 of "Notes to Consolidated Financial Statements").

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

     The first of two project segments, "Mitigation and Validation", included specific awareness, assessment, remediation, validation and implementation phases. The Company has substantially completed all of these phases of this project segment. The Company has corrected, replaced, mitigated, or retired the vast majority of those business critical systems which were not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company expects that all-remaining Mitigation and Validation issues will be fully completed on or before September 30, 1999. This process includes the multiple testing of critical systems to ensure that year 2000 readiness has been accomplished.

     The second project segment, "Business Protection", also includes several phases - business dependency and risk assessment, contingency planning, and situation management planning. The Company has made significant and substantial progress with this segment and expects to substantially complete the business dependency and risk assessment phase by August 31, 1999 and the remaining two phases by September 30, 1999.

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

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $27.0 million, including costs incurred to date. Significant portions of these costs were not incremental costs, but rather represented the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Since the initiation of the year 2000 project, the Company estimates that it has incurred costs of approximately $20.0 million of which approximately $6.2 million represented incremental costs. The anticipated impact and costs of the project, as well as the date, on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial statements.

     The Company has formally communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces as the year 2000 approaches. The Company is in the process of developing appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. Although the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies or with which the Company interfaces will be converted in a timely manner, or that a failure to properly convert by a third party would not have a material adverse effect on the Company.

     The potential risks associated with the year 2000 issues include, but are not limited to: temporary disruption of the Company's operations, loss of communication services and loss of other utility services. The Company believes that the most reasonably likely worst-case year 2000 scenario would be a loss of communication services which could result in problems with receiving, processing, tracking and billing customer orders; problems receiving, processing and tracking orders placed with suppliers; and problems with banks and other financial institutions. Currently, as part of the Company's normal business contingency planning, a plan has been developed for business disruptions due to natural disasters and power failures. The Company is in the process of enhancing these contingency plans to include provisions for year 2000 issues, although it will not be possible to develop contingency plans for all potential disruption. Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues, based upon currently available information, incomplete or untimely resolution of year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial statements.

     THE EURO CONVERSION. On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro", which became their legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro until January 1, 2002. The Company has addressed the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, and other strategic implications. The Company does not expect the conversion to the Euro to have a material impact on its consolidated financial statements.

     RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS. As of September 30, 1998, the Company adopted, on a retroactive basis, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments.

     As of June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See Note 13 of "Notes to Consolidated Financial Statements").

     As of June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The new statement does not change the existing method of expense recognition. There was no effect on financial position or net income as a result of adopting SFAS 132. (See Note 8 of "Notes to Consolidated Financial Statements").

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2001.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2000. This new statement provides guidance on accounting for costs of computer software developed or obtained for internal use.

     Adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include changes in U.S. interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in commodity prices.

     Interest Rates. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

As of June 30, 1999, the Company had total long-term obligations outstanding of $1,235.5 million of which $1,008.0 million represented Notes and Debentures with fixed interest rates and maturity dates beginning in fiscal 2004. As of June 30, 1998, the Company had total long-term obligations outstanding of $1,337.3 million of which $898.9 million represented Notes and Debentures with fixed interest rates and maturity dates beginning in fiscal 2004. The average interest rate related to these obligations was 6.8% and 7.0% as of June 30, 1999 and 1998, respectively. The majority of the remaining outstanding long-term obligations and credit facilities have variable interest rates that fluctuate with the LIBOR or prime rates. As of June 30, 1999 and 1998, the fair value of the total long-term obligations was $1,233.3 million and $1,365.3 million, respectively. Maturities of long-term obligations for future fiscal years are:
2000 - $11.6 million; 2001 - $117.6 million; 2002 - $3.1 million; 2003 - $ 2.1 million; 2004 - $273.9 million and 2005 and thereafter - $827.2 million.

     The Company periodically enters into interest rate swap agreements when existing conditions and market situations dictate. The Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of interest rate swaps is not significant. See Note 6 of "Notes to Consolidated Financial Statements".

     Foreign Exchange. The Company conducts business in several major international currencies. The Company periodically uses financial instruments, principally foreign currency options to attempt to manage the impact of foreign exchange rate changes on earnings. In addition, the Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currency. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. The Company does not enter into forward exchange contracts or foreign currency options for trading purposes.

     In addition, the Company uses commodity contracts to hedge raw material costs expected to be denominated in foreign currency. These contracts generally cover a one-year period and all gains and losses are deferred and recognized in cost of goods sold with the underlying product costs.

     As of June 30, 1999, the Company did not have any material foreign currency options or forward exchange contracts outstanding. As of June 30, 1998, the Company's foreign currency options consisted of the option to exchange German marks at a fixed exchange rate of 1.722 German marks per U.S. dollar and British pound sterling at a fixed exchanged rate of $1.6242 per pound sterling. The notional principal amount under these foreign currency option contracts was approximately $3 million and its related fair value was $0.1 million at June 30, 1998. In addition, as of June 30, 1998, the Company's forward exchange contracts consisted of forward contracts to sell German marks and U.S. dollars for British pound sterling at a fixed exchange rate of 3.05679 German mark per British pound sterling and $1.67 per pound sterling. The notional principal amount under these foreign exchange contracts was approximately $35.6 million and its related fair value was $(0.4) million at June 30, 1998. As of June 30, 1998, the notional amount of the commodity hedge contracts was $14.2 million and the related fair market value of these contracts was $(1.7) million. As of June 30, 1999, the notional amount of the commodity hedge contracts was $9.6 million and the related fair market value of these contracts was $(0.3) million. The unrealized gains or losses on these options or contracts represent hedges of foreign exchange gains and losses on a portion of the Company's foreign earnings, cash flows and selected transactions. As a result, the Company does not expect future gains and losses on these contracts to have a material impact on the Company's consolidated financial statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Independent Auditors' Reports
       Financial Statements:
       Consolidated Statements of Earnings for the Fiscal Years Ended
         June 30, 1999, 1998 and 1997
       Consolidated Balance Sheets at June 30, 1999 and 1998
       Consolidated Statements of Shareholders' Equity for the Fiscal
         Years Ended June 30, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows for the Fiscal Years Ended June
         30, 1999, 1998 and 1997
       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Allegiance Corporation ("Allegiance"), a wholly owned subsidiary of Cardinal Health, Inc., as of June 30, 1999 and 1998, and for the years ended June 30, 1999 and 1998 and December 31, 1997. We also did not audit the financial statements of R.P. Scherer Corporation ("Scherer"), a wholly owned subsidiary of Cardinal Health, Inc., as of June 30, 1999 and March 31, 1998, and for the years ended June 30, 1999 and March 31, 1998 and 1997. The combined financial statements of Allegiance and Scherer represent approximately 45% and 47% of consolidated total assets at June 30, 1999 and 1998, respectively, and represent combined revenues and net income of approximately 25%, 28%, and 31% and 37%, 42% and 44%, respectively, of consolidated amounts for each of the three years in the period ended June 30, 1999. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Allegiance and Scherer, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Columbus, Ohio
August 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To R.P. Scherer Corporation:

We have audited the accompanying consolidated statements of financial position of R.P. SCHERER CORPORATION (a Delaware corporation and a wholly-owned subsidiary of Cardinal Health, Inc.) and subsidiaries as of June 30, 1999 and March 31, 1998 and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for the year ended June 30, 1999 and the years ended March 31, 1998 and 1997 (not presented separately herein). These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of June 30, 1999 and March 31, 1998, and the results of their operations and their cash flows for the year ended June 30, 1999 and for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements (not presented separately herein). This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Detroit, Michigan,
August 9, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Stockholders of Allegiance Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of cash flows and of equity of Allegiance Corporation, a wholly-owned subsidiary of Cardinal Health Inc., and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position of Allegiance Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 and for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Allegiance Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
July 29, 1999

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
        -----------------------------------------------------------------

To the Stockholders of Allegiance Corporation

Our audits of the consolidated financial statements of Allegiance Corporation and its subsidiaries referred to in our report dated July 29, 1999 appearing on page 22 of the Cardinal Health, Inc. 1999 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule II - Valuation and Qualifying Accounts ("Financial Statement Schedule") of Allegiance Corporation and its subsidiaries (not presented separately herein). In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
July 29, 1999

                          CARDINAL HEALTH, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED JUNE 30,
                                                 -----------------------------------------
                                                    1999            1998            1997
                                                 -----------------------------------------
Revenue:
   Operating revenue                             $21,480.6       $18,004.0       $15,924.8
   Bulk deliveries to customer warehouses          3,553.0         2,991.4         2,469.1
                                                 ---------       ---------       ---------

Total revenue                                     25,033.6        20,995.4        18,393.9

Cost of products sold:
   Operating cost of products sold                18,892.2        15,783.4        13,904.8
   Cost of products sold - bulk deliveries         3,553.0         2,991.4         2,469.1
   Merger-related costs                                4.0              --              --
                                                 ---------       ---------       ---------

Total cost of products sold                       22,449.2        18,774.8        16,373.9

Gross margin                                       2,584.4         2,220.6         2,020.0

Selling, general and administrative expenses       1,564.8         1,390.3         1,304.3

Special charges:
   Merger-related costs                             (142.6)          (49.2)          (50.9)
   Other special charges                                --            (8.6)             --
                                                 ---------       ---------       ---------
Total special charges                               (142.6)          (57.8)          (50.9)

Operating earnings                                   877.0           772.5           664.8

Other income (expense):
   Interest expense                                  (99.4)          (94.5)         (107.2)
   Other, net (includes minority interests)          (18.4)          (18.3)          (17.9)
                                                 ---------       ---------       ---------

Earnings before income taxes                         759.2           659.7           539.7

Provision for income taxes                           302.9           234.6           204.9
                                                 ---------       ---------       ---------

Net earnings                                     $   456.3       $   425.1       $   334.8
                                                 =========       =========       =========

Net earnings per Common Share:
   Basic                                         $    1.68       $    1.57       $    1.26
   Diluted                                       $    1.64       $    1.53       $    1.23

Weighted average number of
    Common Shares outstanding:
   Basic                                             271.6           271.2           265.8
   Diluted                                           279.0           277.9           272.0

        The accompanying notes are an integral part of these statements.

                          CARDINAL HEALTH, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (IN MILLIONS)

                                                                   JUNE 30,      JUNE 30,
                                                                     1999          1998
                                                                   --------      --------
ASSETS
   Current assets:
     Cash and equivalents                                          $  165.2      $  373.3
     Trade receivables, net                                         1,590.3       1,436.3
     Current portion of net investment in sales-type leases           152.5          91.4
     Inventories                                                    2,931.4       2,608.1
     Prepaid expenses and other                                       307.2         277.0
                                                                   --------      --------

       Total current assets                                         5,146.6       4,786.1
                                                                   --------      --------

   Property and equipment, at cost:
     Land, buildings and improvements                                 700.3         761.6
     Machinery and equipment                                        1,970.3       1,735.7
     Furniture and fixtures                                            77.7         104.4
                                                                   --------      --------
       Total                                                        2,748.3       2,601.7
     Accumulated depreciation and amortization                     (1,207.8)     (1,134.0)
                                                                   --------      --------
     Property and equipment, net                                    1,540.5       1,467.7

   Other assets:
     Net investment in sales-type leases, less current portion        454.3         233.1
     Goodwill and other intangibles, net                              942.1         850.5
     Other                                                            205.5         140.6
                                                                   --------      --------

       Total                                                       $8,289.0      $7,478.0
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks                                          $   28.6      $   24.7
     Current portion of long-term obligations                          11.6           7.3
     Accounts payable                                               2,360.8       2,142.7
     Other accrued liabilities                                        558.0         550.7
                                                                   --------      --------

       Total current liabilities                                    2,959.0       2,725.4
                                                                   --------      --------

   Long-term obligations, less current portion                      1,223.9       1,330.0
   Deferred income taxes and other liabilities                        643.1         467.7

   Shareholders' equity:
     Common Shares, without par value                               1,090.0       1,063.6
     Retained earnings                                              2,439.1       2,006.9
     Common Shares in treasury, at cost                               (17.2)        (82.3)
     Cumulative foreign currency adjustment                           (44.0)        (27.9)
     Other                                                             (4.9)         (5.4)
                                                                   --------      --------
       Total shareholders' equity                                   3,463.0       2,954.9
                                                                   --------      --------

       Total                                                       $8,289.0      $7,478.0
                                                                   ========      ========

        The accompanying notes are an integral part of these statements.

                                               CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (IN MILLIONS)

                                                COMMON SHARES                                    CUMULATIVE
                                              ------------------               TREASURY SHARES     FOREIGN               TOTAL
                                              SHARES               RETAINED   ------------------   CURRENCY            SHAREHOLDERS'
                                              ISSUED     AMOUNT    EARNINGS   SHARES     AMOUNT   ADJUSTMENT   OTHER     EQUITY
                                              ------    --------   --------   ------    --------  ----------   -----    --------
BALANCE, JUNE 30, 1996                         132.1    $  897.8   $1,343.1    (1.1)    $ (11.6)    $ (3.8)    $(3.0)   $2,222.5
Comprehensive income:
  Net earnings                                                        334.8                                                334.8
  Foreign currency translation adjustments                                                            (8.7)                 (8.7)
                                                                                                                        --------
Total comprehensive income                                                                                                 326.1
Employee stock plans activity,
   including tax benefits of $21.0               3.5       123.4               (0.6)       10.6                 (1.1)      132.9
Treasury shares acquired and shares retired     (0.7)       (7.1)               0.9       (30.7)                           (37.8)
Dividends paid                                                        (32.0)                                               (32.0)
Stock split effected as a stock dividend
   and cash paid in lieu of fractional shares   33.4
Adjustment for change in fiscal year
   of an acquired subidiary (see Note 1)                     0.2        5.7     0.1         0.1                              6.0
Stock issued for acquisitions and other          0.1        10.5                                                (1.2)        9.3
                                               -----    --------   --------    ----     -------     ------     -----    --------

BALANCE, JUNE 30, 1997                         168.4    $1,024.8   $1,651.6    (0.7)    $ (31.6)    $(12.5)    $(5.3)   $2,627.0
Comprehensive income:
  Net earnings                                                        425.1                                                425.1
  Foreign currency translation adjustments                                                           (16.0)                (16.0)
                                                                                                                        --------
Total comprehensive income                                                                                                 409.1
Employee stock plans activity,
   including tax benefits of $35.2               2.0        65.0               (0.3)       29.0                 (0.4)       93.6
Treasury shares acquired and shares retired     (0.4)      (25.4)              (0.8)     (104.9)                          (130.3)
Dividends paid                                                        (34.8)                                               (34.8)
Other adjustments                                                                                               (0.5)       (0.5)
Adjustment for change in fiscal year
   of an acquired subidiary (see Note 1)        (0.1)       (0.8)     (35.0)    0.4        25.2        0.6       0.8        (9.2)
                                               -----    --------   --------    ----     -------     ------     -----    --------

BALANCE, JUNE 30, 1998                         169.9    $1,063.6   $2,006.9    (1.4)    $ (82.3)    $(27.9)    $(5.4)   $2,954.9
Comprehensive income:
  Net earnings                                                        456.3                                                456.3
  Foreign currency translation adjustments                                                           (17.0)                (17.0)
                                                                                                                        --------
Total comprehensive income                                                                                                 439.3
Employee stock plans activity,
  including tax benefits of $55.8                2.7        99.7               (0.7)       34.8                 (2.9)      131.6
Treasury shares acquired and shares retired     (1.7)      (73.8)               1.7        30.3                  3.4       (40.1)
Dividends paid                                                        (31.9)                                               (31.9)
Stock split effected as a stock dividend and
   cash paid in lieu of fractional shares      103.1                   (0.3)                                                (0.3)
Adjustment for change in fiscal year
   of an acquired subidiary (see Note 1)         0.1         0.5        8.6                            0.9                  10.0
Stock issued for acquisitions and other          0.2                   (0.5)                                                (0.5)
                                               -----    --------   --------    ----     -------     ------     -----    --------

BALANCE,  JUNE 30, 1999                        274.3    $1,090.0   $2,439.1    (0.4)    $ (17.2)    $(44.0)    $(4.9)   $3,463.0
                                               =====    ========   ========    ====     =======     ======     =====    ========

        The accompanying notes are an integral part of these statements.

                                CARDINAL HEALTH INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN MILLIONS)

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                                      -------------------------------
                                                                        1999        1998        1997
                                                                      -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                       $ 456.3     $ 425.1     $ 334.8
   Adjustments to reconcile net earnings to net cash from
     operating activities:
   Depreciation and amortization                                        233.5       214.5       209.1
   Provision for deferred income taxes                                  132.4        90.1        32.9
   Provision for bad debts                                               29.5        15.5         8.6
   Change in operating assets and liabilities,
     net of effects from acquisitions:
     Increase in trade receivables                                     (214.1)     (204.9)      (15.3)
     Increase in inventories                                           (318.5)     (473.7)     (106.6)
     Increase in net investment in sales-type leases                   (282.3)     (103.3)       (5.1)
     Increase (decrease) in accounts payable                            230.5       523.3       (33.2)
     Other operating items, net                                          78.4        65.5        63.8
                                                                      -------     -------     -------

   Net cash provided by operating activities                            345.7       552.1       489.0
                                                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                   (147.5)      (45.8)      (43.7)
   Proceeds from asset dispositions                                      57.8        10.7        21.0
   Additions to property and equipment                                 (319.9)     (278.8)     (227.9)
   Purchase of marketable securities available for sale                    --          --        (3.4)
   Proceeds from sale of marketable securities available for sale          --          --        57.7
   Other                                                                   --        (4.7)        2.5
                                                                      -------     -------     -------

   Net cash used in investing activities                               (409.6)     (318.6)     (193.8)
                                                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing activity                                   (207.4)      (89.2)     (185.4)
   Reduction of long-term obligations                                  (118.5)      (49.1)     (277.8)
   Proceeds from long-term obligations, net of issuance costs           223.7       111.4        94.7
   Proceeds from issuance of Common Shares                               62.0        59.1       108.2
   Dividends on common shares, minority interests and
     cash paid in lieu of fractional shares                             (56.7)      (51.4)      (40.0)
   Purchase of treasury shares                                          (40.1)     (130.7)      (37.7)
   Other                                                                 (4.8)      (10.8)      (10.8)
                                                                      -------     -------     -------

   Net cash used in financing activities                               (141.8)     (160.7)     (348.8)
                                                                      -------     -------     -------

EFFECT OF CURRENCY TRANSLATION
   ON CASH AND EQUIVALENTS                                               (2.4)       (1.6)       (1.2)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (208.1)       71.2       (54.8)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                               373.3       302.1       356.9
                                                                      -------     -------     -------

CASH AND EQUIVALENTS AT END OF YEAR                                   $ 165.2     $ 373.3     $ 302.1
                                                                      =======     =======     =======

        The accompanying notes are an integral part of these statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc., together with its subsidiaries (collectively the "Company"), is a provider of services to the healthcare industry offering an array of value-added pharmaceutical and other healthcare products distribution services and pharmaceutical-related products and services to a broad base of customers. The Company currently conducts its business within three business segments; Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products.

     The Pharmaceutical Distribution segment distributes a broad line of pharmaceuticals, therapeutic plasma and other specialty pharmaceutical products, health and beauty care products, and other items typically sold by hospitals, retail drug stores, and other healthcare providers.

The Company, within the Pharmaceutical Services segment, operates a variety of related healthcare service and manufacturing businesses, including Pyxis Corporation ("Pyxis") (which develops, manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other healthcare facilities); Medicine Shoppe International, Inc. ("Medicine Shoppe") (a franchisor of apothecary-style retail pharmacies); PCI Services, Inc. ("PCI") (an international provider of integrated packaging services to pharmaceutical manufacturers); Owen Healthcare, Inc. ("Owen") (a provider of pharmacy management and information services to hospitals); the Cardinal Information group of companies ("CIC") (a developer and provider of clinical information systems); and R.P. Scherer Corporation ("Scherer") (an international developer and manufacturer of drug delivery systems).

     The Medical-Surgical Products segment primarily encompasses Allegiance Corporation ("Allegiance"). Allegiance is a distributor and manufacturer of medical, surgical and respiratory therapy products, and a provider of distribution and cost-saving services. See "Basis of Presentation" below.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the mergers with PCI on October 11, 1996; Owen on March 18, 1997; MediQual Systems, Inc. ("MediQual") on February 18, 1998; Scherer on August 7, 1998; and Allegiance on February 3, 1999 (see Note 2). Such business combinations were accounted for under the pooling-of-interests method.

     The Company's fiscal year end is June 30 and Owen's, MediQual's, Scherer's and Allegiance's fiscal year ends were November 30, December 31, March 31, and December 31, respectively. For the fiscal year ended June 30, 1997, the consolidated financial statements combine the Company's fiscal year ended June 30, 1997 with Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30) and with the financial results for MediQual's fiscal year ended December 31, 1996, Scherer's fiscal year ended March 31, 1997, and Allegiance's fiscal year ended December 31, 1997. For the fiscal year ended June 30, 1998, the consolidated financial statements combine the Company's fiscal year ended June 30, 1998 with Scherer's fiscal year ended March 31, 1998.

     Due to the change in Owen's fiscal year from November 30 to conform with the Company's June 30 fiscal year end, Owen's results of operations for the month of December 1996 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. As a result of changing MediQual's fiscal year end from December 31 to June 30, the results of operations for the six months ended June 30, 1997 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. MediQual's total revenue and net earnings for this period were $6.0 million and $1.7 million, respectively. MediQual's cash flows from operating activities for this period were $1.2 million, while cash flows used in investing and financing activities were $0.3 million and $0.1 million, respectively. Due to the change in Scherer's fiscal year end from March 31 to conform with the Company's June 30 fiscal year end, Scherer's results of operations for the three months ended June 30, 1998 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Scherer's net revenue and net earnings for this period were $161.6 million and $8.6 million, respectively. Scherer's cash flows from operating and financing activities for this period were $12.6 million and $32.6 million, respectively, while cash flows used in investing activities were $12.2 million. As a result of changing Allegiance's fiscal year end from December 31 to June 30, the results of operations for the six months ended December 31, 1997 are included in the combined results of operations for both the fiscal years ended June 30, 1997 and 1998 and are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Allegiance's total revenue and net earnings for this period were $2.2 billion and $47.9 million, respectively. Allegiance's cash flows from operating

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


activities for this period were $147.2 million, while cash flows used in investing and financing activities were $63.7 million and $83.8 million, respectively.

     On May 21, 1999, the Company completed a merger with Pacific Surgical Innovations, Inc. ("PSI"). The merger transaction with PSI was accounted for as a pooling-of-interests. Because the impact of the merger transaction with PSI was not significant on a historical basis, prior period financial statements have not been restated. PSI's financial information for all periods, beginning with May 21, 1999, has been included in the Company's consolidated financial results for fiscal 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value. Cash payments for interest were $105.5 million, $97.4 million and $111.4 million and cash payments for income taxes were $79.5 million, $146.9 million and $116.8 million for fiscal 1999, 1998 and 1997, respectively. See Notes 2 and 5 for additional information regarding non-cash investing and financing activities.

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare distribution activities and are presented net of an allowance for doubtful accounts of $53.6 million and $64.6 million at June 30, 1999 and 1998, respectively.

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates, which generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are $19.8 million and $66.6 million at June 30, 1999 and 1998, respectively (the current portions are $9.2 million and $29.4 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.9 million and $6.4 million at June 30, 1999 and 1998, respectively.

     During fiscal 1999, the Company formed Medicine Shoppe Capital Corporation ("MSCC") and Pyxis Capital Corporation ("PCC"), as wholly owned subsidiaries of Medicine Shoppe and Pyxis, respectively. MSCC and PCC were incorporated for the sole purpose of buying receivables and selling those receivables to certain financial institutions or to other investors. They are designed to be special purpose, bankruptcy remote entities. Although consolidated to the extent required by generally accepted accounting principles, MSCC and PCC are separate corporations from the Company, Medicine Shoppe and Pyxis, they each maintain separate financial statements, and their assets will be available first and foremost to satisfy the claims of their creditors.

INVENTORIES. A majority of inventories (approximately 60% in 1999 and 1998) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost using the first-in, first-out ("FIFO") method or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 1999 and 1998 by $50.4 million and $54.4 million, respectively.

     The Company continues to consolidate locations, automate selected distribution facilities and invest in management information systems to achieve efficiencies in inventory management processes. As a result of the facility and related inventory consolidations, and the operational efficiencies achieved in fiscal 1999 and 1998, the Company had partial inventory liquidations in certain LIFO pools which reduced the LIFO provision by approximately $0.1 million and $2.3 million, respectively.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are computed using the straight-line method over the estimated useful lives of the assets which range from one to fifty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense. At each balance sheet date, the Company assesses the recoverability of its long-lived property, based on a review of projected undiscounted cash flows associated with these assets.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives that range from ten to forty years. Accumulated amortization was $599.9 million and $529.8 million at June 30, 1999 and 1998, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based on a review of projected undiscounted operating cash flows for each subsidiary, except Allegiance. Allegiance assesses goodwill impairment based upon a fair value approach.

REVENUE RECOGNITION. The Company records distribution revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. Along with other companies in the drug distribution industry, the Company reports as revenue bulk deliveries made to customers' warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within the customers' industry, decisions by customers to either begin or discontinue warehousing activities, and changes in policy by manufacturers related to selling directly to the customers. Due to the insignificant margins generated through bulk deliveries, fluctuations in their amount do not have a significant impact on earnings.

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

     Pharmacy management and other service revenue are recognized as the related services are rendered according to the contracts established. A fee is charged under such contracts through a monthly management fee arrangement, a capitated fee arrangement or a portion of the hospital charges to patients. Under certain contracts, fees for management services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

     Packaging revenue is recognized from services provided upon the completion of such services.

     Clinical information system license revenue is recognized upon shipment of the system to the customer. The portion of the license fee related to system maintenance is deferred and recognized over the annual maintenance period.

     Drug delivery system revenue is recognized upon shipment of products to the customer. Non-product revenue related to option, milestone and exclusivity fees are recognized when earned and all obligations of performance have been completed.

TRANSLATION OF FOREIGN CURRENCIES. The financial position and the results of operations of the Company's foreign operations, excluding the Company's Malaysian and Mexican manufacturing operations which are denominated in U.S. dollars, are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, the net assets of foreign subsidiaries are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the relative strengthening or weakening of the U.S. dollar versus relevant foreign currencies.

DERIVATIVE FINANCIAL INSTRUMENT RISK. The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. The Company also periodically enters into foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount. The Company does not use derivative financial instruments for trading or speculative purposes (see
Note 6 for further discussion).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses, net of customer reimbursements, were $49.7 million, $45.7 million and $35.4 million in fiscal 1999, 1998 and 1997, respectively. Customer reimbursements in the amount of $11.8 million, $13.0 million and $8.0 million were received for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

INCOME TAXES. No provision is made for U.S. income taxes on earnings of foreign subsidiary companies which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings.

EARNINGS PER COMMON SHARE. Basic earnings per Common Share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

     Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.095, $0.070 and $0.060 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

STOCK SPLITS. On August 12, 1998, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on October 30, 1998 to shareholders of record on October 9, 1998. All share and per share amounts included in the consolidated financial statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to retroactively reflect these stock splits.

ALLEGIANCE SPIN-OFF. On September 30, 1996 (the "Distribution Date"), Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. The spin-off occurred on the Distribution Date through a distribution of Allegiance common stock to Baxter stockholders (the "Distribution") based on a distribution ratio of one Allegiance share for each five Baxter shares held. The Distribution of approximately 68.4 million equivalent Company Common Shares of Allegiance common stock was made to Baxter stockholders of record on September 26, 1996.


2. BUSINESS COMBINATIONS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

Business Combinations and Merger-Related Costs. On February 3, 1999, the Company completed a merger transaction with Allegiance that was accounted for as a pooling-of-interests transaction. The Company issued approximately 70.7 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase approximately 10.3 million Company Common Shares. In addition, on August 7, 1998, the Company completed a merger transaction with Scherer that was accounted for as a pooling-of-interests. The Company issued approximately 34.2 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 3.5 million Common Shares. The Company recorded a merger-related charge to reflect transaction and other costs incurred as a result of these merger transactions in fiscal 1999. Additional merger-related costs associated with integrating the separate companies and instituting efficiencies are charged to expense in subsequent periods when incurred.

     On May 21, 1999, the Company completed a merger transaction with PSI. The Company issued approximately 233,000 Common Shares to PSI shareholders. The historical cost of PSI's assets combined was approximately $3.9 million and the total liabilities assumed were approximately $3.0 million. The impact of the merger transaction with PSI, on a historical basis, is not significant. Accordingly, prior period historical financial statements have not been restated for the PSI Merger. PSI's financial results have been included in the consolidated financial results of the Company since May 21, 1999.

     During the fiscal 1999, merger-related costs totaling $146.6 million ($117.6 million, net of tax) were recorded. Of this amount, approximately $95.4 million related to transaction and employee-related costs, and $36.1 million related to business restructuring and asset impairment costs associated with the Company's merger transactions with Scherer and Allegiance. As part of the business restructuring, the Company is currently closing certain facilities. As such, the Company has incurred employee-related costs associated with the elimination of approximately 360 positions, asset impairment costs and exit costs

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


related to the termination of contracts and lease agreements. In addition, the Company recorded costs of $4.0 million related to the write down of impaired inventory related to a previous merger and of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen. The Company recorded costs of $13.7 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded was a $3.7 million credit to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 17). This adjustment relates primarily to services provided by third parties engaged by the Company in connection with the terminated Bergen transaction. The cost of such services was estimated and recorded in the prior periods when the services were performed. Actual billings were less than the estimate originally recorded, resulting in a reduction of the current period merger-related costs.

     On February 18, 1998, the Company completed a merger transaction with MediQual (the "MediQual Merger") which was accounted for as a pooling-of-interests. The Company issued approximately 860,000 Common Shares to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase approximately 36,000 Common Shares of the Company.

     The table below presents a reconciliation of total revenue and net earnings available for Common Shares as reported in the accompanying consolidated financial statements with those previously reported by the Company. The term "Cardinal Health" as used herein refers to Cardinal Health, Inc. and subsidiaries prior to the MediQual, Scherer and Allegiance mergers. See Note 1 for periods combined.

   (in millions)                    Cardinal
                                     Health       Scherer   MediQual  Allegiance    Combined
                                    ---------     -------   --------  ----------    ---------
Fiscal year ended June 30, 1997
   Total revenue                    $13,437.2     $588.7     $11.0     $4,357.0     $18,393.9
   Net earnings                     $   184.6     $ 57.0     $ 2.3     $   90.9     $   334.8
Fiscal year ended June 30, 1998
   Total revenue                    $15,918.1     $620.8     $ 7.9     $4,448.6     $20,995.4
   Net earnings                     $   247.1     $ 69.7     $ 1.4     $  106.9     $   425.1

     Adjustments affecting net earnings and shareholders' equity resulting from the MediQual, Scherer and Allegiance mergers to adopt the same accounting practices were not material for any periods presented herein. There were no material intercompany transactions.

     In addition to the merger transactions described above, during fiscal 1999, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's med/surg distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $160.8 million. Liabilities of the operations assumed were approximately $18.9 million, consisting of debt of $3.2 million. Had the acquisitions taken place July 1, 1998, consolidated results would not have been materially different from reported results.

     During fiscal 1998, the Company made a number of individually immaterial acquisitions for an aggregate purchase price of $47.8 million and exchanged nonmonetary assets with a value of approximately $10.5 million to acquire an interest in Source Medical Corporation, a new venture in Canada. All of these acquisitions were accounted for as purchase transactions. Had the acquisitions taken place July 1, 1997, consolidated results would not have been materially different from reported results.

     During fiscal 1998, the Company recorded merger-related charges associated with transaction costs incurred in connection with the MediQual Merger ($2.3 million) and transaction costs incurred in connection with the proposed merger transaction with Bergen ($33.4 million) which was terminated subsequent to June 30, 1998 (see Note 17). In accordance with the terms of the Agreement and Plan of Merger between the Company, a wholly owned subsidiary of the Company, and Bergen, as amended, its termination required the Company to reimburse Bergen for $7.0 million of transaction costs upon termination of such Agreement (See Note
17). Additional merger-related costs, related to asset impairments ($3.8 million)

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and integrating the operations of companies that previously merged with the Company ($9.6 million), were incurred and recorded during fiscal 1998.

     On March 18, 1997, the Company completed a merger transaction with Owen (the "Owen Merger"). The Owen Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 11.6 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 1.0 million Common Shares. During fiscal 1997, the Company recorded costs of approximately $31.1 million ($22.4 million, net of tax) related to the Owen Merger. These costs include $13.1 million for transaction and employee-related costs associated with the merger, $13.2 million for asset impairments ($10.6 million of which related to MediTROL, as discussed below), and $4.8 million related to other integration activities, including the elimination of duplicate facilities and certain exit and restructuring costs. At the time of the Owen Merger, Owen had a wholly owned subsidiary, MediTROL, that manufactured, marketed, sold and serviced point-of-use medication distribution systems similar to Pyxis. Upon consummation of the Owen Merger, management committed to merge the operations of MediTROL into Pyxis, and phase-out production of the separate MediTROL product line. As a result of this decision, a MediTROL patent ($7.4 million) and certain other operating assets ($3.2 million) were written off as impaired.

     On October 11, 1996, the Company completed a merger transaction with PCI (the "PCI Merger"). The PCI Merger was accounted for as a pooling-of-interests business combination and the Company issued approximately 4.7 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately 0.3 million Common Shares. During fiscal 1997, the Company recorded costs totaling approximately $15.1 million ($11.4 million, net of tax) related to the PCI Merger. These costs include $13.8 million for transaction and employee-related costs associated with the PCI Merger (including $7.6 million for retirement benefits and incentive fees to two executives of PCI, which vested and became payable upon consummation of the merger) and $1.3 million related to other integration activities, including exit costs.

     During fiscal 1997, the Company made individually immaterial acquisitions, accounted for under the purchase method of accounting, totaling $71.4 million. Had these acquisitions taken place July 1, 1996, consolidated results would not have been materially different from reported results.

     In addition to the merger-related costs recorded in fiscal 1997 for the Owen Merger and the PCI Merger (as discussed above), the Company recorded $4.7 million ($2.8 million, net of tax) related to integrating the operations of companies that previously merged with the Company.

Other Special Items. During fiscal 1998, the Company recorded a special charge of $8.6 million ($5.2 million, net of tax) related to the rationalization of its pharmaceutical distribution operations. Approximately $6.1 million related to asset impairments and lease exit costs resulting primarily from the Company's decision to accelerate the consolidation of a number of distribution facilities and the relocation to more modern facilities for certain others. The remaining amount related to employee severance costs, including approximately $2.0 million incurred in connection with the final settlement of a labor dispute with former employees of the Company's Boston pharmaceutical distribution facility, resulting in termination of the union relationship.

     During fiscal 1998, Scherer finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of Scherer's 51% owned subsidiary in Germany from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in the German subsidiary was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in the current and future years. Combined, these factors resulted in a one-time reduction of fiscal 1998 income tax expense by approximately $11.7 million.

     The net effect of the various merger-related costs and other special items recorded during fiscal 1999 was to reduce reported net earnings by $117.6 million to $456.3 million and to reduce reported diluted earnings per Common Share by $0.42 per share to $1.64 per share. The fiscal 1998 effect of various merger-related charges and other special items was to reduce reported net earnings by $24.1 million to $425.1 million and to reduce reported diluted earnings per Common Share by $0.09 per share to $1.53 per share. The effect of the various merger-related costs recorded in fiscal 1997 was to reduce reported net earnings by $36.6 million to $334.8 million and to reduce reported diluted earnings per Common Share by $0.13 per share to $1.23 per share.

     Certain merger-related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed as incurred.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring Program. In fiscal 1993, Baxter (see Note 1) announced a restructuring plan designed in part to make Allegiance more efficient and responsive in addressing the changes in the U.S. healthcare system. Charges totaling $560.0 million were recorded to cover costs associated with these restructuring initiatives. During fiscal 1999, 1998 and 1997, the Company had cash outflows related to the restructuring program of $6.6 million, $15.8 million and $15.6 million, respectively, and noncash charges against the restructuring program of $7.4 million, $9.1 million and $0.9 million, respectively. Prior to fiscal 1997, the total cash outflows and noncash charges related to the restructuring program were $242.4 million and $251.5 million, respectively. During the fiscal year ended June 30, 1999, $7.9 million of unnecessary restructuring reserves were reversed. The reversal of unnecessary reserves was principally the result of facility closures and consolidations being finalized at costs lower than originally anticipated.

     The cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program, approximately 2,500 positions have been eliminated. As of June 30, 1999 and 1998, the remaining restructuring reserve balance was $2.8 million and $24.7 million, respectively, both of which are classified as current liabilities. The remaining expenditures to be charged against the restructuring program are expected to occur in fiscal 2000, as implementation projects are completed as planned.


3. LEASES

Sales-Type Leases. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                         June 30,   June 30,
                                                           1999       1998
                                                         --------   --------
           Future minimum lease payments receivable      $ 717.7     $387.5
           Unguaranteed residual values                      1.0        1.3
           Unearned income                                (100.1)     (55.5)
           Allowance for uncollectible minimum lease
             payments receivable                           (11.8)      (8.8)
                                                         -------     ------
           Net investment in sales-type leases             606.8      324.5
               Less: current portion                       152.5       91.4
                                                         -------     ------
           Net investment in sales-type leases, less
             current portion                             $ 454.3     $233.1
                                                         =======     ======

     Future minimum lease payments to be received pursuant to sales-type leases during the next five years are: 2000 -$169.5 million, 2001 - $166.0 million, 2002 - $151.5 million, 2003 - $132.1 million, 2004 - $83.7 million and 2005 and thereafter - $14.9 million.

Lease Related Financing Arrangements. Pyxis has previously financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. As of June 30, 1999, $68.9 million of lease receivables were owned by the financing company. In June 1998, the agreement with the financing company was amended to terminate Pyxis' obligation to sell lease receivables to the financing company. Due to Pyxis customers upgrading the Pyxis machines or expanding the number of units being leased under the original lease agreements that have been sold to the financing company, Pyxis has been converting the original lease agreements with customers to an updated lease agreement. Pyxis has been maintaining these revised leases and not selling them to the financing company to replace the original lease receivables. As such, during fiscal 1999, Pyxis has entered into an agreement with the financing company to pay the financing company the remaining portion of the original lease receivables outstanding at the time of revision over the original terms. The future minimum payments for these notes at June 30, 1999 are 2000 - $39.5 million; 2001 - $26.9 million; 2002 - $14.0 million; and 2003 - $3.1 million.


4. NOTES PAYABLE, BANKS

     The Company has entered into various unsecured, uncommitted line-of-credit arrangements that allow for borrowings up to $177.8 million at June 30, 1999, at various money market rates. At June 30, 1999, $28.6 million, at a weighted average interest rate of 6.4%, was outstanding under such arrangements and $24.7 million, at a weighted average interest rate of 7.2% was outstanding at June 30, 1998. The total available but unused lines of credit at June 30, 1999 was $149.2 million.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM OBLIGATIONS AND CREDIT FACILITIES

     Long-term obligations consist of the following (in millions):

                                                                   June 30,     June 30,
                                                                     1999         1998
                                                                   --------     --------
           6.0% Notes due 2006                                     $  150.0     $  150.0
           6.25% Notes due 2008                                       150.0           --
           6.5% Notes due 2004                                        100.0        100.0
           6.75% Notes due 2004                                        99.7        100.0
           7.3% Notes due 2006                                        183.2        199.6
           7.8% Debentures due 2016                                   125.2        149.4
           7.0%  Debentures due 2026 (7 year put option in 2003)      199.9        199.9
           Borrowings under credit facilities                         132.2        248.8
           Commercial paper                                            49.2        142.0
           Other obligations; interest averaging 6.7% in
              1999 and 6.1% in 1998, due in varying
              installments through 2020                                46.1         47.6
                                                                   --------     --------
           Total                                                    1,235.5      1,337.3
               Less: current portion                                   11.6          7.3
                                                                   --------     --------

           Long-term obligations, less current portion             $1,223.9     $1,330.0
                                                                   ========     ========

     The 6%, 6.25% and 6.5% Notes represent unsecured obligations of the Company, and the 6.75% Notes represent unsecured obligations of Scherer which are guaranteed by the Company. The 7.3% Notes and the 7.8% and 7.0% Debentures represent unsecured obligations of Allegiance which are guaranteed by the Company. These obligations are not redeemable prior to maturity and are not subject to a sinking fund.

     During fiscal 1999, the Company established an unsecured bank credit facility, which expires in March 2004. The credit facility provides for up to an aggregate of $1.0 billion in borrowings of which $150.0 million is part of a multi-currency allocation and $250.0 million represents a 364-day facility. Interest rates on outstanding borrowings are at LIBOR plus 0.25%. As of June 30, 1999, $80.7 million of borrowings were outstanding under the multi-currency allocation portion of the facility. The amounts outstanding under the short-term portion of the credit facility will be classified as long-term debt, as amounts are supported by a long-term credit facility, and will be refinanced. The agreement requires the Company to maintain a minimum net worth of $2.55 billion.

     The Company has a commercial paper program, providing for the issuance of up to $750.0 million in aggregate maturity value of commercial paper. Commercial paper with an aggregate maturity value of $49.2 million and $142.0 million was outstanding as of June 30, 1999 and 1998, respectively with an effective interest rate of 4.82%.

     During fiscal 1999, the Company terminated its unsecured revolving credit agreement (originally expiring 2001) and its unsecured bank credit facility (originally expiring 2002) which provided up to an aggregate of $900.0 million and $175.0 million in borrowings, respectively. As of June 30, 1998, $51.3 million was outstanding under the $175.0 million facility and no amounts were outstanding under the $900.0 million facility.

     The Company maintains other short-term credit facilities. At June 30, 1999 and 1998, $51.5 million and $197.5 million, respectively, was outstanding under these uncommitted facilities. The effective interest rate as of June 30, 1999 was 6.00%. The amounts outstanding under the commercial paper program and short-term credit facilities have been classified as long-term debt, as amounts are supported by a long-term credit facility and will continue to be refinanced.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $28.7 million at June 30, 1999. Maturities of long-term obligations for future fiscal years are 2000 -$11.6 million; 2001 - $111.7 million; 2002 - $3.1 million; 2003- $2.2 million; 2004 - $278.8 million and 2005 and thereafter - $828.1 million.

     At June 30, 1999, the Company has the capacity to issue $250 million of additional long-term debt pursuant to a shelf debt registration statement filed with the Securities and Exchange Commission.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. FINANCIAL INSTRUMENTS

     Interest Rate Management. The Company has entered into an interest rate swap agreement that matures November 2002 to hedge against variable interest rates. The Company exchanged its variable rate position related to a lease agreement for a fixed rate of 7.08%. The Company recognizes in income the periodic net cash settlements under the swap agreement as it accrues.

     Foreign Exchange Risk Management. The Company in fiscal 1998 purchased various foreign currency options which expired as of June 30, 1999 to partially protect the Company from the risk that fluctuations in the foreign currency rates that could have an adverse effect on foreign subsidiaries' earnings. In addition during fiscal 1998, the Company had foreign currency forward and option contracts that hedged a portion of anticipated production costs expected to be denominated in foreign currency. When the dollar strengthens against foreign currencies, the decline in the value of the foreign currency cash flows is partially offset by the recognition of gains in value of purchased currency options. Conversely, when the dollar weakens against foreign currencies, the increase in the value of foreign currency cash flows is reduced only by the recognition of the premium paid to acquire the options. Market value gains, losses and premiums on these contracts are recognized as income upon occurrence. The fair value is based upon the estimated amount the Company would receive to terminate the options. Net expense during fiscal 1999 was not material. Net expense during fiscal 1998 was $11.6 million related to these foreign currency forward contracts and options.

     In addition, the Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions.

     The Company also uses commodity contracts to hedge raw material costs expected to be denominated in foreign currency. These contracts generally cover a one-year period and all gains and losses are deferred and recognized in cost of goods sold with the underlying product costs. The contracts qualify as hedges for accounting purposes in accordance with the criteria established in SFAS No. 80 "Accounting for Futures Contracts." Cash flows resulting from these commodity contracts are classified in the same category as the items being hedged.

     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

     Fair Value of Financial Instruments. The carrying amounts of cash and equivalents, trade receivables, accounts payables, notes payable-banks and other accrued liabilities at June 30, 1999 and 1998, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $1,240.0 million and $1,365.3 million as compared to the carrying amounts of $1,235.5 million and $1,337.3 million at June 30, 1999 and 1998, respectively. The fair value of long-term insurance receivables and long-term litigation liabilities at June 30, 1999 were $52.2 million and $31.7 million compared to the carrying amounts of $57.3 million and $34.1 million, respectively. At June 30, 1998, the Company did not have balances related to these long-term receivables and long-term liabilities. The fair value of the Company's long-term obligations and other items is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

     The following is a summary of the fair value of the Company's derivative instruments, based upon the estimated amount that the Company would receive or
(pay) to terminate the contracts at the reporting date. The fair values are based on quoted market prices for the same or similar instruments.

   (in millions)                                       Fiscal Year ended June 30,
                                                     1999                     1998
                                           ------------------------  -----------------------
                                           Notional       Fair       Notional      Fair
                                            Amount     Value (Loss)   Amount    Value (Loss)
                                           --------    ------------  --------   ------------
   Foreign currency exchange contract        $  --        $  --        $35.6        $(0.4)
   Foreign currency options                     --           --          3.0          0.1
   Commodity contracts                         9.6         (0.3)        14.2         (1.7)
   Interest Rate Swaps                        20.0         (0.7)         8.3         (1.0)

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. INCOME TAXES

Consolidated income before taxes (in millions):

                                                      Fiscal Year Ended June 30,
                                                 ----------------------------------
                                                  1999          1998          1997
                                                 ------        ------        ------
                    U.S. Based Operations        $684.8        $550.6        $437.4

                    Non-U.S. Based Operations      74.4         109.1         102.3
                                                 ------        ------        ------

                                                 $759.2        $659.7        $539.7
                                                 ======        ======        ======

The provision for income taxes consists of the following (in millions):

                                                  Fiscal Year Ended June 30,
                                              ----------------------------------
                                               1999          1998          1997
                                              ------        ------        ------
                    Current:
                     Federal                  $122.5        $106.1        $131.9
                     State                      26.3          22.6          21.3
                     Foreign                    21.7          15.8          18.8
                                              ------        ------        ------
                       Total                   170.5         144.5         172.0

                    Deferred                   132.4          90.1          32.9
                                              ------        ------        ------
                       Total provision        $302.9        $234.6        $204.9
                                              ======        ======        ======

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                          Fiscal Year Ended June 30,
                                                       --------------------------------
                                                       1999          1998          1997
                                                       ----          ----          ----
                    Provision at Federal
                       statutory rate                  35.0%         35.0%         35.0%
                    State income taxes, net of
                       Federal benefit                  3.9           4.1           3.9
                    Foreign tax rates                  (3.0)         (4.8)         (3.8)
                    Nondeductible expenses              4.5           1.5           2.5
                    Other                              (0.5)         (0.2)          0.4
                                                       ----          ----          ----
                       Effective income tax rate       39.9%         35.6%         38.0%
                                                       ====          ====          ====

     Provision has not been made for U.S. or additional foreign taxes on $343.2 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                                                                     June 30,       June 30,
                                                                       1999           1998
                                                                     --------       --------
          Deferred income tax assets:
             Receivable basis difference                              $  27.8        $  21.6
             Accrued liabilities                                        101.0          156.7
             Net operating loss carryforwards                             9.1           48.7
             Foreign tax and other credit carryforwards                  16.5             --
             Other                                                       35.0           26.5
                                                                      -------        -------
               Total deferred income tax assets                         189.4          253.5

             Valuation allowance for deferred income tax assets          (7.0)         (21.7)
                                                                      -------        -------

               Net deferred income tax assets                           182.4          231.8
                                                                      -------        -------

          Deferred income tax liabilities:
             Inventory basis differences                               (138.9)         (90.0)
             Property-related                                          (218.9)        (237.0)
             Revenues on lease contracts                               (165.9)        (111.0)
             Other                                                        2.7             --
                                                                      -------        -------

               Total deferred income tax liabilities                   (521.0)        (438.0)
                                                                      -------        -------

                 Net deferred income tax liabilities                  $(338.6)       $(206.2)
                                                                      =======        =======

     The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                                                     June 30,       June 30,
                                                                       1999           1998
                                                                     --------       --------
             Other current assets                                     $  82.5        $ 133.3
             Deferred income taxes and other liabilities               (421.1)        (339.5)
                                                                      -------        -------
                Net deferred income tax liabilities                   $(338.6)       $(206.2)
                                                                      =======        =======

     The Company had Federal net operating loss carryforwards of $3.3 million and state net operating loss carryforwards of $186.3 million as of June 30, 1999. At June 30, 1999, the Company did not have any foreign tax credit and capital loss carryforwards. A valuation allowance of $7.0 million at June 30, 1999 has been provided for the state net operating loss, foreign tax credit and capital loss carryforwards, as utilization of such carryforwards within the applicable statutory periods is uncertain. The Company's Federal tax operating loss carryforwards and a portion of the state net operating loss carryforwards are subject to a change in ownership limitation calculation under Internal Revenue Code Section 382. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of these assets. The Federal net operating loss carryforward begins expiring in 2000 and the state net operating loss carryforward expires through 2013. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually.

     Under a tax-sharing agreement with Baxter, Allegiance will pay for increases and be reimbursed for decreases to the net deferred tax assets transferred on the Distribution Date. Such increases or decreases may result from audit adjustments to Baxter's prior period tax returns.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  EMPLOYEE RETIREMENT BENEFIT PLANS

     The Company sponsors various retirement and pension plans, including defined benefit and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans which include features under Section 401(k) of the Internal Revenue Code, and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

     Qualified domestic union employees are covered by multi-employer defined benefit pension plans under the provisions of collective bargaining agreements. Benefits under these plans are generally based on the employee's years of service and average compensation at retirement. Certain Allegiance employees who participated in Baxter-sponsored defined benefit plans prior to the Distribution (see Note 1) are eligible to receive a contribution to their qualified 401(k) account in an amount ranging from 2 to 8 percent of their annual compensation, depending on years of service. This transitional benefit will be provided to eligible employees through 2003.

     The total expense for employee retirement benefit plans (excluding defined benefit plans (see below)) was as follows (in millions):

                                                   Fiscal Year Ended June 30,
                                                -------------------------------
                                                 1999         1998         1997
                                                -----        -----        -----
              Defined contribution plans        $44.3        $37.9        $34.4
              Multi-employer plans                0.5          0.5          0.9
                                                -----        -----        -----
              Total                             $44.8        $38.4        $35.3
                                                =====        =====        =====

     Defined Benefit Plans. The Company has several defined benefit plans covering substantially all salaried and hourly Scherer employees. The Company's domestic defined benefit plans provide defined benefits based on years of service and level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by the applicable regulations.

     Effective July 1, 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". In accordance with SFAS 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on measurement date of March 31, in millions):

                                            Pension Benefits
                                          -------------------
                                                June 30,
                                           1999          1998
                                          -----         -----
Change in benefit obligation:
    Benefit obligation at
        beginning of year                 $86.7         $73.0
    Service cost                            6.5           4.9
    Interest cost                           6.7           5.4
    Plan participant contributions          0.7            --
    Amendments                              0.2            --
    Actuarial loss                          4.6           7.7
    Benefits paid                          (3.7)         (2.1)
    Translation adjustment                 (3.0)         (2.2)
                                          -----         -----
Benefit obligation at end of year         $98.7         $86.7
                                          -----         -----

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                June 30,
                                           1999          1998
                                          ------        ------
Change in plan assets:
    Fair value of plan assets at
      beginning of year                   $ 42.2        $ 34.5
    Actual return on plan assets            12.2           4.4
    Employer contributions                   4.9           4.3
    Plan participant contributions           0.7            --
    Benefits paid                           (2.6)         (1.3)
    Translation adjustment                  (1.7)          0.3
                                          ------        ------
Fair value of plan assets
    at end of year                        $ 55.7        $ 42.2
                                          ======        ======

Funded status                             $(43.0)       $(44.5)
Unrecognized net actuarial loss              7.5          12.7
Unrecognized net transition
    (asset) obligation                      (2.0)          0.3
Unrecognized prior service cost              0.2          (0.1)
                                          ------        ------
Net amount recognized                     $(37.3)       $(31.6)
                                          ======        ======

Amounts recognized in the
    Consolidated Balance Sheet:
      Prepaid benefit cost                $  1.6        $  1.8
      Accrued benefit liability            (38.9)        (33.4)
                                          ------        ------
Net amount recognized                     $(37.3)       $(31.6)
                                          ======        ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $89.4 million, $85.1 million and $47.8 million, respectively, as of June 30, 1999 and $85.4 million, $75.8 million and $40.6 million, respectively, as of June 30, 1998.

     Components of the Company's net periodic benefit costs are as follows (in millions):

                                                        Pension Benefits
                                               ----------------------------------
                                               For the Fiscal Year Ended June 30,
                                               ----------------------------------
                                                 1999         1998         1997
                                                -----        -----        -----
Components of net periodic
    Benefit cost:
      Service cost                              $ 6.5        $ 4.9        $ 4.5
      Interest cost                               6.7          5.4          5.2
      Expected return on plan assets             (6.9)        (5.1)        (4.1)
      Amortization of actuarial loss              1.9          1.0          1.2
      Amortization of transition
         (asset)/obligation                        --          0.1         (0.2)
      Amortization of prior service cost          0.3           --           --
                                                -----        -----        -----
    Net amount recognized                       $ 8.5        $ 6.3        $ 6.6
                                                =====        =====        =====

     For fiscal 1999 and 1998, the weighted - average actuarial assumptions used in determining the funded status information and net periodic benefit cost information were: discount rate of 6.4% and 7.5%, expected return on plan assets of 6.2% and 10.1% and rate of compensation increase of 3.7% and 4.6%, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 1999 are:
2000 - $42.8 million; 2001 - $27.3 million; 2002 - $18.5 million; 2003 - $15.3 million; 2004 - $13.0 million and 2005 and thereafter - $32.8 million. Rental expense relating to operating leases was approximately $69.6 million, $64.8 million and $68.2 million in fiscal 1999, 1998, and 1997, respectively. Sublease rental income was not material for any period presented herein.

     The Company has entered into operating lease agreements with several banks for the construction of various new facilities. The initial terms of the lease agreements extend through May 2004, with optional five-year renewal periods.
In the event of termination, the Company is required to either purchase the facility or vacate the property and make reimbursement for a portion of the uncompensated price of the property cost. The instruments provide for maximum fundings of $286.2 million, which is the total estimated cost of the construction projects. As of June 30, 1999, the amount expended was $176.8 million. Currently, the Company's minimum annual lease payments under the agreements are approximately $11.5 million.

     As of June 30, 1999, the Company has capital expenditure commitments related primarily to plant expansions and facility acquisitions of approximately $119.3 million.

     As of June 30, 1999, amounts outstanding on customer notes receivable sold with full recourse to a commercial bank totaled approximately $9.6 million. The Company also has outstanding guarantees of indebtedness and financial assistance commitments that totaled approximately $3.0 million at June 30, 1999.

     The Company becomes involved from time-to-time in litigation incidental to its business. In November 1993, Cardinal, five other pharmaceutical wholesalers, and twenty-four pharmaceutical manufacturers were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. The trial of this matter began on September 23, 1998. On November 19, 1998, after the close of plaintiffs' case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for a judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed a notice of appeal of the District Court's decision with the Court of Appeals for the Seventh Circuit. On July 13, 1999, the Court of Appeals for the Seventh Circuit issued its decision, which, in part, affirmed the dismissal of the wholesaler defendants, including the Company. On July 27, 1999, the class plaintiffs filed a Petition for Rehearing with the Court of Appeals for the Seventh Circuit. The Company believes that the allegations set forth against Cardinal in these lawsuits are without merit.

     Allegiance assumed the defense of litigation involving claims related to the Allegiance Business from Baxter (see Note 1), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Since none of the cases involving natural rubber latex gloves has proceeded to a hearing on merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, related to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company's consolidated financial statements.

10. SHAREHOLDERS' EQUITY

     At June 30, 1999, the Company's authorized capital shares consisted of (a) 500,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. At June 30, 1998, the Company's authorized capital shares consisted of (a) 300,000,000 Class A common shares, without par value; (b) 5,000,000 B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 1999 and 1998.

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

     During fiscal 1999, the Company's two largest customers individually accounted for 11% and 13% of operating revenue, respectively. During fiscal 1998, the same two customers individually accounted for 14% and 11% of operating revenue, respectively. During fiscal 1997, the same two customers individually accounted for 13% and 10% of operating revenue, respectively. These two customers are serviced primarily through the Pharmaceutical Distribution and Medical-Surgical Products segments. During fiscal 1999, one customer accounted for 57% of bulk deliveries. During fiscal years 1998 and 1997, one customer accounted for 62% of bulk deliveries.

12. STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over two or three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

     The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per Common Share would have been reduced by $83.1 million and $0.30 per share, respectively, for fiscal 1999, $33.6 million and $0.12 per share, respectively, for fiscal 1998, and $19.2 million and $0.07 per share, respectively, for fiscal 1997. During fiscal 1999, stock option grants under the previous Allegiance and Scherer plans vested immediately on the merger date. These accelerated grants increased the fiscal 1999 pro forma effect on net income and diluted earnings per Common Share by $32.9 million and $0.12 per share, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following summarizes all stock option transactions for the Company under the plans from July 1, 1996 through June 30, 1999, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per share amounts):

                                           Fiscal 1999                Fiscal 1998                Fiscal 1997
                                    -------------------------  -------------------------  -------------------------
                                                  Weighted                   Weighted                   Weighted
                                                  average                    average                    average
                                    Options    exercise price  Options    exercise price  Options    exercise price
                                    -------    --------------  -------    --------------  -------    --------------
Outstanding, beginning of year        21.1         $23.96        20.1         $19.25        21.7         $16.50
Granted                                3.4          69.61         6.3          43.70         6.2          24.84
Exercised                             (3.6)         16.80        (3.7)         14.62        (6.7)         15.81
Canceled                              (0.6)         45.60        (0.9)         21.46        (1.1)         17.07
Change in fiscal year                   --             --        (0.7)         28.26          --             --
                                      -------------------        -------------------        -------------------
Outstanding, end of year              20.3         $34.51        21.1         $23.96        20.1         $19.25
                                      ===================        ===================        ===================

Exercisable, end of year              14.3         $23.84         6.6         $15.45         8.7         $13.98
                                      -------------------        -------------------        -------------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Giving retroactive effect to conversion of stock options related to mergers and stock splits, the weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $22.55, $14.19 and $9.57, respectively.

     The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                            As of June 30,
                             -----------------------------------------
                              1999               1998           1997
                             -----------------------------------------
Risk-free interest rate        5.72%              5.53%          6.23%
Expected Life                4 years            3 years        3 years
Expected Volatility              30%                27%            25%
Dividend Yield                 0.18%              0.16%          0.17%

     Information relative to stock options outstanding as of June 30, 1999:

                              Options Outstanding                       Options Exercisable
                 ----------------------------------------------   ------------------------------
                                  Weighted
                                   average
                                  remaining         Weighted                         Weighted
   Range of         Options    contractual life     average           Options        average
exercise prices  (in millions)     in years      exercise price    (in millions)  exercise price
---------------------------------------------------------------   ------------------------------
 $ 0.05-$17.15        5.6            6.21            $14.20             5.5          $14.21
 $17.22-$37.79        5.5            6.31             24.18             5.3           23.71
 $38.06-$54.46        5.2            8.18             41.98             3.5           39.13
 $55.67-$79.56        4.0            8.98             67.68              --              --
                 ----------------------------------------------   ------------------------------
                     20.3            7.28            $34.51            14.3          $23.84
                 ==============================================   ==============================

     As of June 30, 1999, there remained approximately 0.8 million additional shares available to be issued pursuant to the Plans.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to seven years. As of June 30, 1999, approximately 0.3 million shares remained restricted and subject to forfeiture.

     Prior to the Allegiance Merger, Allegiance had an employee stock purchase plan under which the sale of 4.0 million of Allegiance's common stock had been authorized. The purchase price was the lower of 85 percent of the closing market price on the date of subscription or 85 percent of the closing market price on the date of purchase. Under this plan, Allegiance sold to its employees 0.6 million shares at an average price per share of $23.33 in fiscal 1999 and 1.2 million shares at an average price per share of $10.88 in fiscal 1998. At June 30, 1998, subscriptions of 0.7 million were outstanding. The weighted average fair value of the purchase rights was $3.32. Subsequent to the Allegiance Merger, all outstanding subscriptions were canceled.

     On May 2, 1997, Allegiance received $54.8 million in cash from 141 members of its management who purchased approximately 3.0 million equivalent Cardinal Common Shares. Allegiance granted one-day options for the shares, which were immediately exercised. This Shared Investment Plan was designed to align management and stockholders interests.

13. SEGMENT INFORMATION

     As of June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three business segments:
Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Pharmaceutical Distribution segment involves the distribution of a broad line of pharmaceuticals, health and beauty care products, therapeutic plasma and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other healthcare providers.

     The Pharmaceutical Services segment provides services to the healthcare industry through the design of unique drug delivery systems, comprehensive packaging services, integrated pharmacy management, reimbursement services, clinical information system services and pharmacy automation equipment.

     The Medical-Surgical Products segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products to hospitals, physician offices, surgery centers and other healthcare providers.

     The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Information about interest income and expense, and income taxes is not provided on a segment level. In addition, special charges are not allocated to the segments. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The following table includes revenue, operating earnings, capital expenditures, and depreciation and amortization expense for the fiscal years ended June 30, 1999, 1998 and 1997 and assets as of June 30, 1999, 1998 and 1997 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

(in millions)                                             Net Revenue
                                            ---------------------------------------
                                               1999           1998           1997
                                            ---------------------------------------
Operating revenue:
  Pharmaceutical Distribution               $14,977.0      $11,938.7      $10,019.2
  Pharmaceutical Services                     2,081.5        1,812.4        1,558.7
  Medical-Surgical Products                   4,719.5        4,448.7        4,357.1
  Inter-segment (1)                            (297.4)        (195.8)         (10.2)
                                            ---------------------------------------
Total operating revenue                     $21,480.6      $18,004.0      $15,924.8

Bulk Deliveries to Customer Warehouses:
  Pharmaceutical Distribution                 3,553.0        2,991.4        2,469.1
                                            ---------------------------------------
Total Net Revenue                           $25,033.6      $20,995.4      $18,393.9
-----------------------------------------------------------------------------------

                                                       Operating Earnings
                                            ---------------------------------------
                                               1999           1998           1997
                                            ---------------------------------------
  Pharmaceutical Distribution               $   398.4      $   315.5      $   252.5
  Pharmaceutical Services                       347.7          286.4          236.1
  Medical-Surgical Products                     303.4          246.8          224.5
  Corporate (2)                                (172.5)         (76.2)         (48.3)
                                            ---------------------------------------
Total operating earnings                    $   877.0      $   772.5      $   664.8
-----------------------------------------------------------------------------------

                                                 Depreciation and Amortization
                                            ---------------------------------------
                                               1999           1998           1997
                                            ---------------------------------------
  Pharmaceutical Distribution               $    28.0      $    23.2      $    20.5
  Pharmaceutical Services                        71.9           55.4           56.3
  Medical-Surgical Products                     119.9          122.8          126.0
  Corporate (2)                                  13.7           13.1            6.3
                                            ---------------------------------------
Total depreciation and amortization         $   233.5      $   214.5      $   209.1
-----------------------------------------------------------------------------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Capital Expenditures
                                  ----------------------------------
                                     1999         1998         1997
                                  ----------------------------------
  Pharmaceutical Distribution     $   61.9     $   54.7     $   44.8
  Pharmaceutical Services            150.0        143.9         98.8
  Medical-Surgical Products          108.0         80.2         84.3
                                  ----------------------------------
Total capital expenditures        $  319.9     $  278.8     $  227.9
--------------------------------------------------------------------

                                                Assets
                                  ----------------------------------
                                     1999         1998         1997
                                  ----------------------------------
  Pharmaceutical Distribution     $3,223.6     $2,698.3     $2,172.5
  Pharmaceutical Services          2,176.2      1,684.7      1,358.1
  Medical-Surgical Products        2,823.7      2,694.9      2,696.6
  Corporate (3)                       65.5        400.1        294.6
                                  ----------------------------------
Total assets                      $8,289.0     $7,478.0     $6,521.8
--------------------------------------------------------------------

(1) Inter-segment - revenue consists primarily of the elimination of inter-segment activity - primarily sales from Pharmaceutical Distribution to Pharmaceutical Services. Sales from one segment to another are priced at the equivalent external customer selling prices.

(2) Corporate - operating earnings primarily consists of special charges of $146.6 million, $57.8 million and $50.9 million for fiscal 1999, 1998 and 1997 and unallocated corporate depreciation and amortization and administrative expenses.

(3) Corporate - assets include primarily corporate cash and cash equivalents, corporate property, plant and equipment, net, unallocated deferred taxes and the elimination of investment in subsidiaries.

The following table presents revenue and long-lived assets by geographic area (in millions):

                                 Revenue                      Long-Lived Assets
                  -------------------------------------     ---------------------
                    For The Fiscal Year Ended June 30,          As of June 30,
                  -------------------------------------     ---------------------
                     1999          1998          1997         1999         1998
                  ---------     ---------     ---------     --------     --------
United States     $24,121.6     $20,255.7     $17,646.1     $1,080.7     $1,010.3
International         912.0         739.7         747.8        459.8        457.4
                  ---------     ---------     ---------     --------     --------
Total             $25,033.6     $20,995.4     $18,393.9     $1,540.5     $1,467.7
                  =========     =========     =========     ========     ========

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data (in millions, except per share amounts) for fiscal 1999 and 1998 has been restated to reflect the pooling-of-interests business combinations as discussed in Note 2.

                                                  First         Second        Third         Fourth
                                                 Quarter       Quarter       Quarter       Quarter
                                                 --------      --------      --------      --------
Fiscal 1999
   Revenue:
      Operating revenue                          $4,999.2      $5,269.4      $5,558.7      $5,653.3
      Bulk deliveries to customer warehouses        781.7         999.8         874.7         896.8
                                                 --------      --------      --------      --------
   Total revenue                                 $5,780.9      $6,269.2      $6,433.4      $6,550.1

   Gross margin                                  $  583.0      $  644.1      $  667.3      $  690.0
   Selling, general and administrative
      expenses                                   $  368.6      $  398.0      $  393.2      $  405.0

   Net earnings                                  $   90.8      $  134.1      $   81.9      $  149.5
   Comprehensive income                          $   89.0      $  138.2      $   62.1      $  150.0
   Net earnings per Common Share:
      Basic                                      $   0.34      $   0.50      $   0.30      $   0.54
      Diluted                                    $   0.33      $   0.48      $   0.29      $   0.53
---------------------------------------------------------------------------------------------------

                                                  First         Second        Third         Fourth
                                                 Quarter       Quarter       Quarter       Quarter
                                                 --------      --------      --------      --------
Fiscal 1998
   Revenue:
      Operating revenue                          $4,107.3      $4,416.0      $4,643.6      $4,837.1
      Bulk deliveries to customer warehouses     $  681.2         750.6         720.1         839.5
                                                 --------      --------      --------      --------
   Total revenue                                 $4,788.5      $5,166.6      $5,363.7      $5,676.6

   Gross margin                                  $  505.7      $  539.2      $  572.7      $  603.0
   Selling, general and administrative
      expenses                                   $  331.4      $  341.4      $  348.2      $  369.3

   Net earnings                                  $   92.3      $  105.3      $  109.2      $  118.3
   Comprehensive income                          $   90.7      $   99.7      $  102.7      $  116.0
   Net earnings per Common Share:
      Basic                                      $   0.34      $   0.39      $   0.40      $   0.44
      Diluted                                    $   0.33      $   0.38      $   0.39      $   0.43
---------------------------------------------------------------------------------------------------

     As more fully discussed in Note 2, merger-related costs and other special charges were recorded in various quarters in fiscal 1999 and 1998. The following table summarizes the impact of such costs on net earnings and diluted earnings per share in the quarters in which they were recorded (in millions, except per share amounts):

                                     First      Second      Third      Fourth
                                    Quarter     Quarter    Quarter     Quarter
                                    -------     -------    -------     -------
Fiscal 1999:
    Net earnings                    $(27.8)     $ (1.9)    $(74.2)     $(13.7)
    Diluted net
      earnings per Common Share     $(0.10)     $(0.01)    $(0.27)     $(0.05)
------------------------------------------------------------------------------
Fiscal 1998:
   Net earnings                     $ (1.3)     $ (1.9)    $(12.0)     $ (8.9)
   Diluted net
      earnings per Common Share     $(0.01)     $(0.01)    $(0.05)     $(0.03)
------------------------------------------------------------------------------

15. RELATED PARTY TRANSACTIONS

     Certain foreign subsidiaries purchase gelatin materials and the Company's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority partner of the Company's German and certain other European subsidiaries. Gelatin purchases, at prices comparable to estimated market

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


prices, amounted to $28.0 million, $25.0 million and $24.6 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Rental payments amounted to $8.4 million, $4.8 million and $5.4 million and purchased services amounted to $9.4 million, $5.2 million and $5.5 million for each of the respective fiscal years.

16. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2001.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2000. This new statement provides guidance on accounting for costs of computer software developed or obtained for internal use.

     Adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.

17. TERMINATED MERGER AGREEMENT

     On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement (as subsequently amended by the parties on March 16, 1998), pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On March 9, 1998, the FTC filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement. In accordance with the terms of the Bergen Merger Agreement, the Company was required to reimburse Bergen for $7.0 million of transaction costs upon termination of the Bergen Merger Agreement. Additionally, the termination of the Bergen Merger Agreement will cause the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit are reflected in the consolidated financial statements in the fourth quarter of the fiscal year ended June 30, 1998.

18. SUBSEQUENT EVENTS

     On August 5, 1999, the Company announced that it had entered into a definitive merger agreement with Automatic Liquid Packaging, Inc. ("ALP"), pursuant to which ALP will become a wholly owned subsidiary of the Company in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes. Upon consummation of the merger, the Company will record a merger-related charge to reflect transaction and other costs incurred as a result of the merger. The merger is expected to be completed in the first quarter of fiscal 2000, subject to satisfaction of certain conditions, including regulatory clearances.

     On July 12, 1999, the Company completed the purchase of MedSurg Industries, Inc., for $31.8 million. The acquisition was accounted for as a purchase.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Cardinal Health, Inc. ("Cardinal") and R. P. Scherer Corporation ("Scherer") completed a merger on August 7, 1998. Cardinal and Allegiance Corporation ("Allegiance") completed a merger on February 3, 1999. Cardinal has historically engaged Deloitte & Touche LLP ("D&T") as its certifying accountant while Scherer has historically engaged Arthur Andersen LLP ("AA") and Allegiance has historically engaged PricewaterhouseCoopers LLP ("PWC") as their certifying accountants.

     For Cardinal's fiscal year ended June 30, 1999, these certifying accountant relationships were left intact, with D&T serving as the principal certifying accountant, with reference in its audit opinion to work performed on Scherer by AA and Allegiance by PWC. This was done to provide management with sufficient time to conduct a diligent process to select one firm as the certifying accountant for the merged entity.

     Selection of AA as the certifying accountant was recommended to and approved by the Cardinal Health, Inc. Audit Committee on August 30, 1999.

     The reports of D&T on the financial statements of Cardinal and PWC on the financial statements of Allegiance for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with their audits for the two most recent fiscal years and through August 30, 1999, there have been no disagreements with D&T or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T or PWC would have caused them to make reference thereto in their reports on the financial statements for such years. In addition, there were no reportable events (as defined in SEC Regulation S-K, Item 304(a)(1)(v)) during the two most recent fiscal years and through August 30, 1999.

     Cardinal has requested that D&T and PWC each furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. A copy of D&T's letter dated September 2, 1999 is filed as Exhibit
16.01 to this Form 10-K. A copy of PWC's letter dated September 1, 1999 is filed as Exhibit 16.02 to this Form 10-K.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS." Certain information relating to Executive Officers of the Company appears at pages 8 and 9 of this Form 10-K, which is hereby incorporated by reference.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                PAGE
                                                                                ----
          Independent Auditors' Reports......................................... 20

          Financial Statements:

          Consolidated Statements of Earnings for the Fiscal Years Ended
            June 30, 1999, 1998 and 1997........................................ 24
          Consolidated Balance Sheets at June 30, 1999 and 1998................. 25
          Consolidated Statements of Shareholders' Equity for the Fiscal
            Years Ended June 30, 1999, 1998 and 1997............................ 26
          Consolidated Statements of Cash Flows for the Fiscal Years Ended
            June 30, 1999, 1998 and 1997........................................ 27

          Notes to Consolidated Financial Statements............................ 28

(a)(2) The following Supplemental Schedule is included in this report:

                                                                                PAGE
                                                                                ----
          Schedule II - Valuation and Qualifying Accounts....................... 54

     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

       Exhibit                        Exhibit Description
       -------                        -------------------
       Number
       ------

      2.01 Agreement and Plan of Merger, dated as of August 4, 1999, among the Registrant, Flower Merger Corp., Automatic Liquid Packaging, Inc. ("ALP") and the Stockholders of ALP (the "Stockholders"), including form of Escrow Agreement by and among the Registrant, ALP, Gerhard
            H. Weiler, Bank One Trust Company, NA, as escrow agent, and the Stockholders.

      3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended (1)

      3.02  Restated Code of Regulations, as amended (1)

      4.01  Specimen Certificate for the Registrant's Class A common shares (4)

      4.02 Indenture dated as of May 1, 1993 between the Registrant and Bank One, Indianapolis, NA, Trustee, relating to the Registrant's 6 1/2% Notes Due 2004 and 6% Notes Due 2006 (2)

      4.03 Indenture dated as of April 18, 1997 between the Registrant and Bank One, Columbus, NA, Trustee, relating to the Registrant's 6 1/4 % Notes due 2008 (3)

      4.04 Indenture dated as of October 1, 1996 between Allegiance Corporation and PNC Bank, Kentucky, Inc. ("PNC"), Trustee; and First Supplemental Indenture dated as of February 3, 1999 by and among Allegiance Corporation, the Company and Chase Manhattan Trust Company National Association (as successor in interest to PNC), Trustee (4)

      4.05 Indenture dated January 1, 1994 between R.P. Scherer International Corporation and Comerica Bank; First Supplemental Indenture by and among R.P. Scherer International Corporation, R.P. Scherer Corporation and Comerica Bank dated February 28, 1995; and Second Supplemental Indenture by and among R.P. Scherer Corporation, the Registrant and Comerica Bank dated as of August 7, 1998 (5)

      4.06  Form of Warrant Certificate to Purchase Company Common Shares (6)

     10.01  Stock Incentive Plan of the Registrant, as amended (7)*

     10.02 Directors' Stock Option Plan of the Registrant, as amended and restated (7)*

     10.03  Amended and Restated Equity Incentive Plan of the Registrant*

     10.04  Form of Nonqualified Stock Option Agreement, as amended*

     10.05  Form of Restricted Shares Agreement, as amended*

     10.06  Form of Directors' Stock Option Agreement, as amended*

     10.07  Allegiance Corporation 1996 Incentive Compensation Program (8)*

     10.08  Allegiance Corporation 1998 Incentive Compensation Program (8)*

     10.09 Allegiance Corporation 1996 Outside Director Incentive Corporation Plan (8)*

     10.10  R.P. Scherer Corporation 1997 Stock Option Plan (9)*

     10.11 R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option Plans (9)*

     10.12 Cardinal Health, Inc. Performance-Based Incentive Compensation Plan (10)*

     10.13 Cardinal Health, Inc. Incentive Deferred Compensation Plan, Amended and Restated Effective July 1, 1997 (11)*

     10.14  Employment Agreement dated October 11, 1993, among Whitmire, Melburn
            G. Whitmire and the Registrant, as amended effective November 14, 1995 (16)*

     10.15 Amendment to Change in Control Agreement, dated as of October 8, 1998, by and among the Company, Allegiance Corporation and Joseph F. Damico (12)*

     10.16 Employment Agreement dated May 12, 1998, between the Registrant and James F. Millar (5)*

     10.17 Amended and Restated Employment Agreement dated May 17, 1998, among Scherer, George L. Fotiades and the Registrant (5)*

     10.18 Resignation and Release Agreement, dated as of June 30, 1999, by and between the Registrant, Allegiance and Lester B. Knight*

     10.19 Form of Indemnification Agreement between the Registrant and individual Directors (13)*

     10.20 Form of Indemnification Agreement between the Registrant and individual Officers (13)*

     10.21 Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter (7)*

     10.22 364-Day Credit Agreement dated as of March 31, 1999 among the Registrant, certain subsidiaries of the Registrant, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of America NT & SA, as Syndication Agent, Citibank, N.A., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent

     10.23 Master Agreement and related documents, dated as of July 16, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta, as amended (14, except for the Omnibus Amendment which is included in this Annual Report on Form 10-K)

     10.24 Participation Agreement and related documents, dated as of June 23, 1997, among the Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc. (15, except for Amendments No. 1 and 2, which are included in this Annual Report on Form 10-K)

     10.25 Vendor Program Agreement dated as of October 10, 1991 by and between General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, June 23, 1997 and June 1, 1998 (5), (14) and (15)

     10.26 Pharmaceutical Services Agreement, dated as of August 1, 1996, as amended, between Kmart Corporation and Cardinal Distribution (17, except for Amendment No. 1, which is included in this Annual Report on Form 10-K)

     10.27 Form of Commercial Paper Dealer Agreement 4(2) Program between The Company, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent

     10.28  Partnership Agreement of R.P. Scherer GMBH & Co. KG (5)

     10.29 Five-year Credit Agreement dated as of March 31, 1999 among the Registrant, certain subsidiaries of the Registrant, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of America NT &SA, as Syndication Agent, Citibank, N.A., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent

     16.01  Letter of Deloitte & Touche LLP required by Item 304 of Regulation
            S-K

     16.02 Letter of PricewaterhouseCoopers LLP required by Item 304 of Regulation S-K

     21.01  List of subsidiaries of the Registrant

     23.01  Consent of Deloitte & Touche LLP

     23.02  Consent of Arthur Andersen LLP

     23.03  Consent of PricewaterhouseCoopers LLP

     27.01  Financial Data Schedule

     99.01  Statement Regarding Forward-Looking Information


------------------

(1) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 0-12591) and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 0-12591) and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Current Report on Form 8-K filed April 21, 1997 (File No. 0-12591) and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

(5) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 0-12591) and incorporated herein by reference.

(6) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(7) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-12591) and incorporated herein by reference.

(8) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819-01) and incorporated herein by reference.

(9) Included as an exhibit to the Registrant's Post-effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-56655) and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-12591) and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-12591) and incorporated herein by reference.

(12) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-68819) and incorporated herein by reference.

(13) Included as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997 (File No. 0-12591) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal ended June 30, 1996 (File No. 0-12591) and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-12591) and incorporated herein by reference.

(16) Included as exhibits to the Registrant's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1995 (File No. 0-12591) and incorporated herein by reference.

(17) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-124\591) and incorporated herein by reference.

*           Management contract or compensation plan or arrangement




(b)     Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CARDINAL HEALTH, INC.

September 2, 1999                              By: /s/ Robert D. Walter
                                                -----------------------------
                                             Robert D. Walter, Chairman and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           NAME                            TITLE                     DATE
---------------------------   -------------------------------   ---------------

/s/ Robert D. Walter          Chairman, Chief Executive         September 2, 1999
---------------------------   Officer and Director (principal
Robert D. Walter              executive officer)


/s/ Richard J. Miller         Corporate Vice President and      September 2, 1999
---------------------------   Chief Financial Officer
Richard J. Miller             (principal financial officer)


/s/ Michael E. Beaulieu       Corporate Vice President,         September 2, 1999
---------------------------   Controller and Principal
Michael E. Beaulieu           Accounting Officer


/s/ John C. Kane              President, Chief Operating        September 2, 1999
---------------------------   Officer and Director
John C. Kane


/s/ Silas S. Cathcart         Director                          September 2, 1999
---------------------------
Silas S. Cathcart


/s/ John F. Finn              Director                          September 2, 1999
---------------------------
John F. Finn


/s/ Robert L. Gerbig          Director                          September 2, 1999
---------------------------
Robert L. Gerbig


/s/ John F. Havens            Director                          September 2, 1999
---------------------------
John F. Havens


/s/ Regina E. Herzlinger      Director                          September 2, 1999
---------------------------
Regina E. Herzlinger


/s/ J. Michael Losh           Director                          September 2, 1999
---------------------------
J. Michael Losh


/s/ George R. Manser          Director                          September 2, 1999
---------------------------
George R. Manser


/s/ John B. McCoy             Director                          September 2, 1999
---------------------------
John B. McCoy


/s/ Michael D. O'Halleran     Director                          September 2, 1999
---------------------------
Michael D. O'Halleran


/s/ Jerry E. Robertson        Director                          September 2, 1999
---------------------------
Jerry E. Robertson


/s/ Melburn G. Whitmire       Director                          September 2, 1999
---------------------------
Melburn G. Whitmire

                                               CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            (IN MILLIONS)

                                              BALANCE AT    CHARGED TO    CHARGED TO                      CHANGE       BALANCE AT
                                              BEGINNING      COSTS AND      OTHER                        IN FISCAL        END
             DESCRIPTION                       OF YEAR       EXPENSES    ACCOUNTS (1)    DEDUCTIONS (2)  YEAR (3)       OF YEAR
----------------------------------------      ----------    ----------   ------------    --------------  ---------     ----------
Fiscal Year 1999:
     Accounts receivable                         $64.6         $29.0         $1.3           $(41.3)        $ --          $53.6
     Finance notes receivable                      6.4            --           --             (1.5)          --            4.9
     Net investment in sales-type leases           8.8           0.5          2.7             (0.2)          --           11.8
                                                 -----         -----         ----           ------         ----          -----

                                                 $79.8         $29.5         $4.0           $(43.0)        $ --          $70.3
                                                 =====         =====         ====           ======         ====          =====

Fiscal Year 1998:
     Accounts receivable                         $62.8         $19.0         $3.3           $(20.5)        $ --          $64.6
     Finance notes receivable                      8.2           0.1          0.1             (2.0)          --            6.4
     Net investment in sales-type leases           4.7           4.2           --             (3.7)         3.6            8.8
                                                 -----         -----         ----           ------         ----          -----

                                                 $75.7         $23.3         $3.4           $(26.2)        $3.6          $79.8
                                                 =====         =====         ====           ======         ====          =====

Fiscal Year 1997:
     Accounts receivable                         $68.2         $10.0         $0.4           $(15.8)          --          $62.8
     Finance notes receivable                      9.1            --           --             (0.9)          --            8.2
     Net investment in sales-type leases           8.7            --           --             (4.0)          --            4.7
                                                 -----         -----         ----           ------         ----          -----

                                                 $86.0         $10.0         $0.4           $(20.7)        $ --          $75.7
                                                 =====         =====         ====           ======         ====          =====

(1) During fiscal 1999, 1998 and 1997 recoveries of amounts provided for or written off in prior years were $4.0 million, $3.4 million, and $0.4 million, respectively.

(2)  Write-off of uncollectible accounts.

(3)  Change in fiscal year of acquired subsidiary.