Form 10-Q
period 1999-09-30
CARDINAL HEALTH INC
filed 1999-11-12
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1999          Commission File Number 0-12591



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


         The number of Registrant's Common Shares outstanding at the close of business on November 1, 1999 was as follows:

                  Common Shares, without par value: 280,250,372
                                                    -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 1999 and 1998 (unaudited) .....................................         3

           Condensed Consolidated Balance Sheets at September 30, 1999 and
           June 30, 1999 (unaudited) .........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 1999 and 1998 (unaudited) ...........................................         5

           Notes to Condensed Consolidated Financial Statements ..............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        14


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings..................................................................        14

Item 6.    Exhibits and Reports on Form 8-K...................................................        15

*  Items not listed are inapplicable.

                            PART I. FINANCIAL INFORMATION
                        CARDINAL HEALTH, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            1999            1998
                                                          --------        --------
Revenue:
   Operating revenue                                      $5,829.3        $5,017.4
   Bulk deliveries to customer warehouses                    954.4           781.7
                                                          --------        --------

Total revenue                                              6,783.7         5,799.1

Cost of products sold:
   Operating cost of products sold                         5,174.5         4,426.0
   Cost of products sold - bulk deliveries                   954.4           781.7
                                                          --------        --------

Total cost of products sold                                6,128.9         5,207.7

Gross margin                                                 654.8           591.4

Selling, general and administrative expenses                 391.3           373.9

Merger-related costs                                          36.8            34.4
                                                          --------        --------

Operating earnings                                           226.7           183.1

Other income (expense):
   Interest expense                                          (23.3)          (23.4)
   Other, net                                                 (1.6)           (0.9)
                                                          --------        --------

Earnings before income taxes                                 201.8           158.8

Provision for income taxes                                    79.8            64.1
                                                          --------        --------

Net earnings                                              $  122.0        $   94.7
                                                          ========        ========

Earnings per Common Share:
   Basic                                                  $   0.44        $   0.34
   Diluted                                                $   0.43        $   0.33

Weighted average number of Common Shares outstanding:
   Basic                                                     280.0           276.8
   Diluted                                                   286.2           283.9

Cash dividends declared per Common Share                  $  0.025        $  0.020

            See notes to condensed consolidated financial statements.

                           CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                       (IN MILLIONS)


                                                                 SEPTEMBER 30,   JUNE 30,
                                                                     1999          1999
                                                                   --------      --------

ASSETS
   Current assets:
     Cash and equivalents                                          $  185.4      $  185.4
     Trade receivables, net                                         1,750.9       1,602.1
     Current portion of net investment in sales-type leases           157.7         152.5
     Inventories                                                    3,568.0       2,940.0
     Prepaid expenses and other                                       497.8         320.6
                                                                   --------      --------

       Total current assets                                         6,159.8       5,200.6
                                                                   --------      --------

     Property and equipment, at cost                                2,878.5       2,798.9
     Accumulated depreciation and amortization                     (1,284.2)     (1,237.4)
                                                                   --------      --------
     Property and equipment, net                                    1,594.3       1,561.5

   Other assets:
     Net investment in sales-type leases, less current portion        464.7         454.3
     Goodwill and other intangibles                                   969.5         942.1
     Other                                                            249.0         246.0
                                                                   --------      --------

       Total                                                       $9,437.3      $8,404.5
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable, banks and current portion of long-term
       obligations                                                 $   23.3      $   40.2
     Accounts payable                                               2,799.7       2,363.9
     Other accrued liabilities                                        834.4         561.2
                                                                   --------      --------

       Total current liabilities                                    3,657.4       2,965.3
                                                                   --------      --------

   Long-term obligations, less current portion                      1,519.6       1,223.9
   Deferred income taxes and other liabilities                        579.3         645.7

   Shareholders' equity:
     Common Shares, without par value                               1,109.1       1,091.8
     Retained earnings                                              2,636.7       2,544.0
     Common Shares in treasury, at cost                               (17.2)        (17.2)
     Cumulative foreign currency adjustment                           (42.1)        (44.0)
     Other                                                             (5.5)         (5.0)
                                                                   --------      --------
       Total shareholders' equity                                   3,681.0       3,569.6
                                                                   --------      --------

       Total                                                       $9,437.3      $8,404.5
                                                                   ========      ========

            See notes to condensed consolidated financial statements.

                           CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                       (IN MILLIONS)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                       1999        1998
                                                                     -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $ 122.0     $  94.7
   Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation and amortization                                     61.7        59.7
      Provision for bad debts                                            9.6         2.5
      Change in operating assets and liabilities, net
       of effects from acquisitions:
       Increase in trade receivables                                  (157.8)      (93.0)
       Increase in inventories                                        (627.9)     (110.9)
       Increase in net investment in sales-type leases                 (15.5)      (64.2)
       Increase in accounts payable                                    442.6        34.0
       Other operating items, net                                      (13.3)       (0.5)
                                                                     -------     -------

   Net cash used in operating activities                              (178.6)      (77.7)
                                                                     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition/divestiture of subsidiaries, net of cash acquired       (48.3)       29.1
   Proceeds from sale of property and equipment                          2.6         1.9
   Additions to property and equipment                                 (81.6)      (72.8)
   Other                                                                48.4        (2.3)
                                                                     -------     -------

   Net cash used in investing activities                               (78.9)      (44.1)
                                                                     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short term debt                  356.0         0.4
   Reduction of long-term obligations                                  (79.0)      (62.5)
   Proceeds from long-term obligations, net of issuance costs             --       214.3
   Proceeds from issuance of Common Shares                               9.9        16.1
   Dividends on Common Shares and cash paid
     in lieu of fractional shares                                       (7.1)       (8.9)
   Other                                                               (22.3)      (43.6)
                                                                     -------     -------

   Net cash provided by financing activities                           257.5       115.8
                                                                     -------     -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           --        (6.0)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            185.4       389.1
                                                                     -------     -------

CASH AND EQUIVALENTS AT END OF PERIOD                                $ 185.4     $ 383.1
                                                                     =======     =======

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger transactions with Pacific Surgical, Inc. ("PSI") on May 21, 1999 and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999, both of which were accounted for as pooling of interests business combinations (see Note 4).

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

         The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K").

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

Note 3. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments. For the three months ended September 30, 1999, total comprehensive income was $123.9 million, comprised of $122.0 million of net earnings and $1.9 million gain on foreign currency translation. Total comprehensive income for the comparable period of fiscal year 1999 was $93.9 million, comprised of $94.7 million of net earnings offset by $0.8 million of loss on foreign currency translation.

Note 4. On September 10, 1999, the Company completed a merger transaction with ALP (the "ALP Merger") which was accounted for as a pooling of interests. In the ALP Merger, the Company issued approximately 5.8 million Common Shares to ALP stockholders.

         On May 21, 1999, the Company completed a merger transaction with PSI (the "PSI Merger") which was accounted for as a pooling of interests. In the PSI Merger, the Company issued approximately 0.2 million Common Shares to PSI stockholders.

         The table below presents a reconciliation of total revenue and net earnings available for Common Shares as reported in the accompanying consolidated financial statements with those previously reported by the Company. The term "Cardinal Health" as used herein refers to Cardinal Health, Inc. and subsidiaries prior to the ALP and PSI mergers.

      (in millions)                    Cardinal
                                        Health       ALP       PSI      Combined
                                        ------       ---       ---      --------
Quarter ended September 30, 1998
  Total revenue                        $4,999.2     $16.7     $ 1.5     $5,017.4
  Net earnings (loss)                  $   90.8     $ 4.0     $(0.1)    $   94.7

         Adjustments affecting net earnings and shareholders' equity resulting from the ALP and PSI mergers to adopt the same accounting practices were not material for any periods presented herein. There were no material intercompany transactions.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three months ended September 30, 1999, merger-related costs totaling $36.8 million ($29.7 million, net of tax) were recorded. Of this amount, approximately $31.6 million related to transaction and employee-related costs associated with the ALP merger transaction and $4.3 million related to exit costs associated with the Company's merger transaction with Allegiance Corporation ("Allegiance"). In addition, $6.9 million was recorded associated with the business restructuring as a result of the Company's merger transaction with R.P. Scherer Corporation ("Scherer"). As part of the business restructuring, the Company is currently closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements. Also, the Company recorded costs of $4.3 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the total charges recorded was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

         During the three month period ended September 30, 1998, merger-related costs totaled $34.4 million ($27.8 million, net of tax). Of the amount recorded during the first quarter of fiscal 1999, $22.3 million related to transaction and employee-related costs and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded during the first quarter of fiscal year 1999 was a $2.2 million credit to adjust the Bergen Brunswig Corporation ("Bergen") transaction and termination costs previously recorded. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

         Since April 1998, ALP has been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For the quarter ended September 30, 1998, net earnings would have been reduced by $1.5 million if ALP had been subject to federal income taxes.

         The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the three months ended September 30, 1999 and 1998 was to reduce net earnings by $29.7 million to $122.0 million and by $26.3 million to $94.7 million, respectively, and to reduce reported diluted earnings per Common Share by $0.10 per share to $0.43 per share and by $0.10 per share to $0.33 per share, respectively.

Note 6. The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three business segments: Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. The Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the Company's 1999 Form 10-K.

         The Pharmaceutical Distribution segment involves the distribution of a broad line of pharmaceuticals, health and beauty care products, therapeutic plasma and other specialty pharmaceutical products and additional items typically sold by hospitals, retail drug stores and other health-care providers.

         The Pharmaceutical Services segment provides services to the health-care industry through the design of unique drug delivery systems, contract manufacturing, comprehensive packaging services, integrated pharmacy management, reimbursement services, clinical information system services and pharmacy automation equipment.

         The Medical-Surgical Products segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products to hospitals, physician offices, surgery centers and other health-care providers.

         The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Information about interest income and expense, and income taxes is not provided on a segment level. In addition, special charges are not allocated to the segments.

         The following table includes revenue and operating earnings for the three months ended September 30, 1999 and 1998 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

                                                           For the Three Months Ended
                                                                 September 30,
                                                             ---------------------
                 (in millions)                                     Net Revenue
                                                             ---------------------
                                                                1999         1998
                                                             ---------------------
                 Operating revenue:
                   Pharmaceutical Distribution               $4,183.2     $3,445.7
                   Pharmaceutical Services                      510.2        490.2
                   Medical-Surgical Products                  1,212.8      1,149.6
                   Inter-segment (1)                            (76.9)       (68.1)
                                                             ---------------------
                 Total operating revenue                      5,829.3      5,017.4

                 Bulk Deliveries to Customer Warehouses:
                   Pharmaceutical Distribution                  954.4        781.7
                                                             ---------------------
                 Total Net Revenue                           $6,783.7     $5,799.1
                 -----------------------------------------------------------------

                                                             Operating Earnings
                                                             -------------------
                                                               1999        1998
                                                             -------------------
                   Pharmaceutical Distribution               $ 106.6     $  81.9
                   Pharmaceutical Services                      79.5        68.8
                   Medical-Surgical Products                    86.6        71.1
                   Corporate (2)                               (46.0)      (38.7)
                                                             -------------------
                 Total operating earnings                    $ 226.7     $ 183.1
                 ---------------------------------------------------------------

         (1) Inter-segment revenue consists primarily of the elimination of inter-segment activity-primarily sales from Pharmaceutical Distribution to Pharmaceutical Services. Sales from one segment to another are priced at the equivalent external customer selling prices.

         (2) Corporate operating earnings primarily consist of merger-related costs of $36.8 million and $34.4 million for the three months ended September 30, 1999 and 1998, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

Note 7. During the three months ended September 30, 1999, Pyxis Corporation and Pyxis Capital Corporation ("PCC"), a bankruptcy remote subsidiary of the Company, entered into a 5 year agreement with a financial institution whereby PCC has the option to sell, on a revolving basis, an undivided percentage ownership interest in a defined pool of the Company's sales-type leases, up to a maximum interest of $100 million. The sales-type leases are sold for an amount equal to the remaining cash flows of the underlying leases discounted at the leases' implicit interest rates. At September 30, 1999, PCC has not sold any sales-type lease receivables under this agreement.

Note 8. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation ("Allegiance") and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Since none of the cases involving natural rubber latex gloves has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, relating to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

         Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company's consolidated financial statements.

Note 9. As of July 1, 1999, the Company adopted the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on the Company's financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with Pacific Surgical, Inc. ("PSI") on May 21, 1999 and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 1999 and June 30, 1999, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 1999 and 1998.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

GENERAL

     The Company operates within three operating business segments:
Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. See Note 6 of "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

Operating Revenue
                                                                             Percent of Total
Quarter ended September 30, 1999                    Growth (1)              Operating Revenues
--------------------------------------------------------------------------------------------------
Pharmaceutical Distribution                             21%                         71%
Pharmaceutical Services                                  4%                          9%
Medical-Surgical Products                                5%                         20%
--------------------------------------------------------------------------------------------------
Total Company                                           16%                        100%
==================================================================================================

     (1) The growth rate applies to the three-month period ended September 30, 1999 as compared to the corresponding period of the prior year.

     Operating revenue for the three-month period ended September 30, 1999 increased 16% as compared to the prior year. The majority of the operating revenue increase (approximately 76% for the three-month period ended September 30, 1999) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     The Pharmaceutical Distribution segment's operating revenue growth over the quarter ended September 30, 1998 was primarily related to strong sales to all customer segments, especially to pharmacy chains and through the Company's specialty distribution businesses. All operating revenue growth was internal.

     The operating revenue growth for the Pharmaceutical Services segment was primarily a result of growth in the Company's pharmaceutical drug delivery systems and packaging businesses. The sales of health and nutritional products in Asia and recent pharmaceutical introductions in the form of the Company's proprietary drug delivery formulations contributed to this revenue growth. Offsetting this growth was the impact of the pharmacy management business continuing to exit unprofitable accounts and weak sales performance by the pharmacy automation business due to customers delaying purchases to focus internally on their Year 2000 readiness.

     The Medical-Surgical Products segment operating revenue growth was due to an increase in sales of best value products and self-manufactured products. In addition, international and service revenues for the Medical-Surgical Products segment increased over the comparable quarter of fiscal 1999.

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

Gross Margin
                                                  (as a percentage of operating revenue)
Quarter ended September 30, 1999                       1999                      1998
----------------------------------------------------------------------------------------
Pharmaceutical Distribution                           5.03%                      5.05%
Pharmaceutical Services                              32.48%                     31.52%
Medical-Surgical Products                            23.00%                     22.85%
----------------------------------------------------------------------------------------
Total Company                                        11.23%                     11.79%
========================================================================================

     The decrease in gross margin from the first quarter of fiscal 1999 to the comparable period of fiscal 2000 was due primarily to a greater mix of lower margin pharmaceutical distribution business in the three months ended September 30, 1999 compared to the same period a year ago. The Pharmaceutical
Distribution segment's mix increased to 71% of total operating revenues for the quarter ended September 30, 1999 from 68% for the comparable period of the prior year.

     The Pharmaceutical Distribution segment's gross margin as a percentage of operating revenue was relatively stable as lower selling margins resulting from a highly competitive market were offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The increase in the Pharmaceutical Services segment's gross margin was due to an improvement in the overall manufacturing processes as a result of improved productivity, ongoing plant modernization and rationalization programs. The drug delivery development business' gross margins improved primarily as a result of a shift in mix to higher margin pharmaceutical products from lower margin health and nutrition products. In addition, the pharmacy management contract rationalization program has resulted in an improvement in gross margin.

     The positive change in the gross margin for the Medical-Surgical Products segment was primarily a result of increased sales of relatively higher margin self-manufactured and distributed best value products. Lower manufacturing costs also positively impacted the Medical-Surgical Products segment's gross margin.

Selling, General and Administrative Expenses
                                                   (as a percentage of operating revenue)
Quarter ended September 30, 1999                      1999                       1998
-------------------------------------------------------------------------------------------
Pharmaceutical Distribution                           2.48%                      2.68%
Pharmaceutical Services                              16.90%                     17.48%
Medical-Surgical Products                            15.86%                     16.67%
-------------------------------------------------------------------------------------------
Total Company                                         6.71%                      7.45%
===========================================================================================

     The improvement in selling, general and administrative expenses as a percentage of operating revenue for the first quarter of fiscal 2000 reflects economies of scale associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. The 4.65% growth in selling, general and administrative expenses experienced in the three months ended September 30, 1999 compared to the same period a year ago, was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 16% growth in operating revenue for the same respective periods.

     Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three months ended September

30, 1999, merger-related costs totaling $36.8 million ($29.7 million, net of tax) were recorded. Of this amount, approximately $31.6 million related to transaction and employee-related costs associated with the ALP merger transaction and $4.3 million related to exit costs associated with the Company's merger transaction with Allegiance Corporation ("Allegiance"). In addition, $6.9 million was recorded in connection with the business restructuring as a result of the Company's merger transaction with R.P. Scherer Corporation ("Scherer"). As part of the business restructuring, the Company is currently closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements. Also, the Company recorded costs of $4.3 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the total charges recorded was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

      During the three-month period ended September 30, 1998, merger-related costs totaled $34.4 million ($27.8 million, net of tax). Of the amount recorded during the first quarter of fiscal 1999, $22.3 million related to transaction and employee-related costs and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Partially offsetting the charge recorded during the first quarter of fiscal year 1999 was a $2.2 million credit to adjust the Bergen Brunswig Corporation ("Bergen") transaction and termination costs previously recorded. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

    Since April 1998, ALP has been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For the quarter ended September 30, 1998, net earnings would have been reduced by $1.5 million if ALP had been subject to federal income taxes.

      The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP tax treatment during the three months ended September 30, 1999 and 1998 was to reduce net earnings by $29.7 million to $122.0 million and by $26.3 million to $94.7 million, respectively, and to reduce reported diluted earnings per Common Share by $0.10 per share to $0.43 per share and by $0.10 per share to $0.33 per share, respectively.

     The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date (primarily related to the Scherer, Allegiance and ALP mergers) of approximately $89.0 million ($56.5 million, net of tax) in future periods (primarily fiscal 2000 and 2001) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

     Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 40% in the first quarters of both fiscal 2000 and 1999, respectively. The provision for income taxes excluding the impact of merger-related charges was 37% in both the first quarters of fiscal years 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $2.5 billion at September 30, 1999 from $2.2 billion at June 30, 1999. This increase from June 30, 1999 included additional investments in inventories and trade receivables of $628.0 million and $148.8 million, respectively. Offsetting the increases in working capital during the first quarter of fiscal year 2000 was an increase in accounts payable of $435.8 million. The Company's increase in inventories is associated with the precautionary build up of inventory in order to meet any accelerated demand by health-care providers preparing for Year 2000 needs. In addition, inventory levels have risen due to the higher volume of current and anticipated business in pharmaceutical distribution activities. The increase in trade receivables is consistent with the Company's operating revenue growth (see "Operating Revenue" above) and the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     In June 1998, the Company commenced a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. At September 30, 1999, commercial paper with an effective interest rate of 5.24% and an aggregate maturity value of $502.0 million was outstanding. At June 30, 1999, the outstanding commercial paper balance was $49.2 million with an effective interest rate of 4.82%.

     Property and equipment, at cost, increased by $79.6 million from June 30, 1999. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain service businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     Shareholders' equity increased to $3.7 billion at September 30, 1999 from $3.6 billion at June 30, 1999, primarily due to net earnings of $122.0 million, the investment of $9.9 million by employees of the Company through various stock incentive plans which are offset by dividends of $7.1 million and a $22.3 million payment related to the repurchase of ALP common shares.

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

     The first of two project segments, "Mitigation and Validation," includes specific awareness, assessment, remediation, validation and implementation phases. The Company has completed all of the phases of this project segment. The Company has corrected, replaced, mitigated, or retired the vast majority of those business critical systems which were not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. This process included the multiple testing of critical systems to ensure that year 2000 readiness has been accomplished.

     The second project segment, "Business Protection," also includes several phases - business dependency and risk assessment, contingency planning, and situation management planning. The Company has made significant and substantial progress with this segment. The Company has substantially completed the business dependency and risk assessment phase and expects to substantially complete the remaining two phases by November 30, 1999.

     The Company currently believes it has been able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. While the Company is not presently aware of any significant probability that its systems have not been properly remediated, there can be no assurances that contingency plans will sufficiently mitigate the risk of an unanticipated year 2000 readiness problem.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $27.0 million, including costs incurred to date. Significant portions of these costs were not incremental costs, but rather represented the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Since the initiation of the year 2000 project, the Company estimates that it has incurred costs of approximately $23.1 million of which approximately $6.9 million represented incremental costs. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial statements.

     The Company has formally communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and is in the process of testing critical system interfaces as the year 2000 approaches. The Company is in the process of developing appropriate contingency plans in the event that a significant exposure is identified relative to any dependency on third-party systems. Although the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies or with which the Company interfaces will be converted in a timely manner, or that a failure to properly remediate by a third party would not have a material adverse effect on the Company.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 10-K for the fiscal year ended June 30, 1999.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 1999, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q which incorporates by reference
Exhibit 99.01 of the Company's 1999 Form 10-K.

     In November 1993, the Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for a reimbursement mechanism for legal fees and expenses. The trial of the class action lawsuit began on September 23, 1998. On November 19, 1998, after the close of plaintiffs' case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler defendants and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed a notice of appeal of the District Court's decision with the Court of Appeals for the Seventh Circuit. On July 13, 1999, the Court of Appeals for the Seventh Circuit issued its decision, which, in part, affirmed the dismissal of the wholesaler defendants, including the Company and Whitmire. On July 27, 1999, the class plaintiffs filed a Petition for Rehearing with the Court of Appeals for the Seventh Circuit, which was denied. On November 5,
1999, the class plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement mentioned above also covers these litigation matters.

        On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. health-care distribution business, surgical and respiratory therapy business and health-care cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of September 30, 1999, there were approximately 469 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, relating to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

     Exhibit   Exhibit Description
     -------   -------------------
     Number
     ------
      27.01    Financial Data Schedule - Three months ended September 30, 1999

      27.02    Financial Data Schedule - Fiscal year ended June 30, 1999

      27.03    Financial Data Schedule - Three months ended September 30, 1998

      99.01    Statement Regarding Forward-Looking Information (1)

-----------



    (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (No. 0-12591) and incorporated herein by reference.



(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CARDINAL HEALTH, INC.




Date:    November 12, 1999       By:  /s/ Robert D. Walter
                                      --------------------
                                      Robert D. Walter
                                      Chairman and Chief Executive Officer




                                 By:  /s/ Richard J. Miller
                                      ---------------------
                                      Richard J. Miller
                                      Corporate Vice President and
                                      Chief Financial Officer