Form 10-Q
period 1999-12-31
CARDINAL HEALTH INC
filed 2000-02-11
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended December 31, 1999           Commission File Number 0-12591



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


         The number of Registrant's Common Shares outstanding at the close of business on February 1, 2000 was as follows:

                  Common Shares, without par value: 281,295,303
                                                    -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 1999 and 1998 (unaudited).......................................         3

           Condensed Consolidated Balance Sheets at December 31, 1999 and
           June 30, 1999 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 1999 and 1998 (unaudited).............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        14


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings..................................................................        15

Item 4.    Submission of Matters to a Vote of Security Holders................................        16

Item 6.    Exhibits and Reports on Form 8-K...................................................        16

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 DECEMBER 31,                    DECEMBER 31,
                                                            1999             1998           1999             1998
                                                          --------        --------        ---------        ---------
Revenue:
    Operating revenue                                     $6,254.3        $5,289.5        $12,083.6        $10,306.9
    Bulk deliveries to customer warehouses                 1,145.2           999.8          2,099.6          1,781.5
                                                          --------        --------        ---------        ---------

Total revenue                                              7,399.5         6,289.3         14,183.2         12,088.4

Cost of products sold:
    Operating cost of products sold                        5,532.7         4,634.9         10,707.2          9,060.9
    Cost of products sold - bulk deliveries                1,144.9           999.8          2,099.3          1,781.5
                                                          --------        --------        ---------        ---------

Total cost of products sold                                6,677.6         5,634.7         12,806.5         10,842.4

Gross margin                                                 721.9           654.6          1,376.7          1,246.0

Selling, general and administrative expenses                 415.3           401.4            806.6            775.3

Merger-related costs                                           5.5             3.1             42.3             37.5
                                                          --------        --------        ---------        ---------

Operating earnings                                           301.1           250.1            527.8            433.2

Interest expense and other                                   (26.8)          (28.9)           (51.7)           (53.2)
                                                          --------        --------        ---------        ---------

Earnings before income taxes                                 274.3           221.2            476.1            380.0

Provision for income taxes                                   100.8            79.7            180.6            143.8
                                                          --------        --------        ---------        ---------

Net earnings                                              $  173.5        $  141.5        $   295.5        $   236.2
                                                          ========        ========        =========        =========

Earnings per Common Share:
    Basic                                                 $   0.62        $   0.51        $    1.05        $    0.85
    Diluted                                               $   0.61        $   0.50        $    1.03        $    0.83

Weighted average number of Common Shares outstanding:
    Basic                                                    280.4           277.0            280.2            276.9
    Diluted                                                  285.1           284.5            285.8            284.2

Cash dividends declared per Common Share                  $  0.025        $  0.025        $   0.050        $   0.050

--------------------------------------------------------------------------------------------------------------------

Net  earnings                                             $  173.5        $  141.5        $   295.5        $   236.2
Pro forma adjustment for income taxes (Note 4)                --               2.8             --                4.3
                                                          --------        --------        ---------        ---------
Pro forma net earnings                                    $  173.5        $  138.7        $   295.5        $   231.9
                                                          ========        ========        =========        =========

Pro forma earnings per Common Share:
   Basic                                                  $   0.62        $   0.50        $    1.05        $    0.84
   Diluted                                                $   0.61        $   0.49        $    1.03        $    0.82


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                  DECEMBER 31,      JUNE 30,
                                                                      1999            1999
                                                                  ------------     ---------
ASSETS
    Current assets:
      Cash and equivalents                                          $   290.5      $   185.4
      Trade receivables, net                                          1,887.8        1,602.1
      Current portion of net investment in sales-type leases            166.2          152.5
      Inventories                                                     4,041.2        2,940.0
      Prepaid expenses and other                                        540.5          320.6
                                                                    ---------      ---------

        Total current assets                                          6,926.2        5,200.6
                                                                    ---------      ---------

      Property and equipment, at cost                                 2,904.5        2,798.9
      Accumulated depreciation and amortization                      (1,300.1)      (1,237.4)
                                                                    ---------      ---------
      Property and equipment, net                                     1,604.4        1,561.5

    Other assets:
      Net investment in sales-type leases, less current portion         506.4          454.3
      Goodwill and other intangibles                                    969.4          942.1
      Other                                                             273.6          246.0
                                                                    ---------      ---------

        Total                                                       $10,280.0      $ 8,404.5
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                          $   153.8      $    28.6
      Current portion of long-term obligations                            9.8           11.6
      Accounts payable                                                3,027.3        2,363.9
      Other accrued liabilities                                         961.6          561.2
                                                                    ---------      ---------

        Total current liabilities                                     4,152.5        2,965.3
                                                                    ---------      ---------

    Long-term obligations, less current portion                       1,657.9        1,223.9
    Deferred income taxes and other liabilities                         608.2          645.7

    Shareholders' equity:
      Common Shares, without par value                                1,125.1        1,091.7
      Retained earnings                                               2,802.7        2,544.0
      Common Shares in treasury, at cost                                (17.5)         (17.2)
      Cumulative foreign currency adjustment                            (43.3)         (44.0)
      Other                                                              (5.6)          (4.9)
                                                                    ---------      ---------
        Total shareholders' equity                                    3,861.4        3,569.6
                                                                    ---------      ---------

        Total                                                       $10,280.0      $ 8,404.5
                                                                    =========      =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                        1999         1998
                                                                                     ---------     -------
Net earnings                                                                         $   295.5     $ 236.2
Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation and amortization                                                         125.3       114.4
   Provision for bad debts                                                                14.0         5.1
   Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                                     (301.4)     (139.5)
      Increase in inventories                                                         (1,102.3)     (452.2)
      Increase in net investment in sales-type leases                                    (65.8)     (151.7)
      Increase in accounts payable                                                       675.5       237.7
      Other operating items, net                                                          76.5        67.3
                                                                                     ---------     -------

Net cash used in operating activities                                                   (282.7)      (82.7)
                                                                                     ---------     -------


Acquisition of subsidiary, net of cash acquired                                          (62.6)      (69.6)
Proceeds from sale of property and equipment                                              14.5         2.6
Additions to property and equipment                                                     (149.3)     (174.5)
Other                                                                                     48.3        (0.9)
                                                                                     ---------     -------

Net cash used in investing activities                                                   (149.1)     (242.4)
                                                                                     ---------     -------


Net change in commercial paper and short-term debt                                       693.8       142.7
Reduction of long-term obligations                                                      (140.8)      (19.2)
Proceeds from long-term obligations, net of issuance costs                                --         161.1
Proceeds from issuance of Common Shares                                                   20.6        34.7
Dividends on Common Shares and cash paid
    in lieu of fractional shares                                                         (14.1)      (20.1)
Other                                                                                    (22.6)      (45.5)
                                                                                     ---------     -------

Net cash provided by financing activities                                                536.9       253.7

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          105.1       (71.4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              185.4       389.1
                                                                                     ---------     -------

CASH AND EQUIVALENTS AT END OF PERIOD                                                $   290.5     $ 317.7
                                                                                     =========     =======

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

         The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K"). Without limiting the generality of the foregoing, Note 1 of the "Notes to Consolidated Financial Statements" from the 1999 Form 10-K is specifically incorporated herein by reference.

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

Note 3. The Company's comprehensive income consists of net earnings and foreign currency translation adjustments as follows:

                                              For the                For the
                                         three months ended     six months ended
                                            December 31,           December 31,
                                        --------------------   ------------------
(in millions)                            1999        1998       1999       1998
                                        ------      ------     ------     ------
Net earnings                            $173.5      $141.5     $295.5     $236.2
Foreign currency
   translation gain/(loss)                (1.2)        4.1        0.7        3.3
                                        ------      ------     ------     ------
Total comprehensive income              $172.3      $145.6     $296.2     $239.5
                                        ======      ======     ======     ======

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

         The table below presents a reconciliation of total revenue and net earnings available for Common Shares as reported in the accompanying condensed consolidated financial statements with those previously reported by the Company. The term "Cardinal Health" as used in the table below refers to Cardinal Health, Inc. and subsidiaries prior to the ALP and PSI mergers.

                                               Cardinal
(in millions)                                   Health       ALP      PSI      Combined
                                               --------      ---      ---      --------
Three months ended December 31, 1998
    Total revenue                             $ 6,269.2     $17.5     $2.6    $ 6,289.3
    Net earnings                              $   134.1     $ 7.0     $0.4    $   141.5
Six months ended December 31, 1998
  Total revenue                               $12,050.1     $34.2     $4.1    $12,088.4
  Net earnings                                $   224.9     $11.0     $0.3    $   236.2

         Adjustments affecting net earnings and shareholders' equity as a result of ALP and PSI adopting the Company's accounting practices were not material for any periods presented herein. In addition, there were no material intercompany transactions.

         Since April 1998, ALP had been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date that the ALP merger transaction was consummated. For the quarter and six months ended December 31, 1998, net earnings would have been reduced by $2.8 million and $4.3 million, respectively, if ALP had been subject to federal income taxes. Pro forma combined net earnings for the three and six months ended December 31, 1999 are $138.7 million and $231.9 million, respectively, taking into consideration ALP income taxes.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and six months ended December 31, 1999, merger-related costs totaling $5.5 million ($3.4 million, net of tax) and $42.3 million ($33.1 million, net of tax) were recorded, respectively. During the six months ended December 31, 1999, approximately $31.6 million related to transaction and employee-related costs associated with the ALP merger transaction and $5.2 million related to exit and employee costs associated with the Company's merger transaction with Allegiance Corporation ("Allegiance"), of which $31.6 million and $4.3 million, respectively were recorded during the first quarter of fiscal year 2000. In addition, $7.0 million was recorded associated with the business restructuring as a result of the Company's merger transaction with R.P. Scherer Corporation ("Scherer"), of which $6.9 million was recorded during the first quarter of fiscal 2000. As part of the business restructuring, the Company is currently closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements. During the first six months of fiscal 2000, the Company recorded costs of $8.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Of these integration costs, $4.3 million were recorded during the quarter ended September 30, 1999. Partially offsetting the total charges recorded was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

         During the three and six-month periods ended December 31, 1998, merger-related costs totaled $3.1 million ($1.9 million, net of tax) and $37.5 million ($29.7 million, net of tax), respectively. Of the amount recorded, $22.3 million related to transaction and employee-related costs and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen Healthcare, Inc. and $4.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company, of which $1.8 million was recorded during the first quarter of fiscal 1999. Partially offsetting the charge recorded was a $3.2 million credit, of which $2.2 million was recorded during the first quarter of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

         The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes (see Note 4) during the three months ended December 31, 1999 and 1998 was to reduce net earnings by $3.4 million to $173.5 million and to increase net earnings by $0.9 million to $141.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.01 per share to $0.61 per share and to increase reported diluted earnings per Common Share by $0.01 per share to $0.50 per share, respectively. The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the six months ended December 31, 1999 and 1998 was to reduce net earnings by $33.1 million to $295.5 million and by $25.4 million to $236.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.12 per share to $1.03 per share and by $0.09 per share to $0.83 per share, respectively.

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

         The following table includes revenue and operating earnings for the three months ended December 31, 1999 and 1998 for each segment and reconciling items necessary to equal amounts reported in the consolidated financial statements:

                                  For the three months ended    For the six months ended
(in millions)                            December 31,                 December 31,
                                  --------------------------    ------------------------
Net Revenue:                          1999          1998           1999          1998
                                    --------      --------      ---------      ---------
  Operating revenue:
    Pharmaceutical Distribution     $4,509.9      $3,622.0      $ 8,693.1      $ 7,067.7
    Pharmaceutical Services            552.6         536.7        1,062.8        1,026.9
    Medical-Surgical Products        1,279.2       1,209.3        2,492.0        2,358.9
    Inter-segment (1)                  (87.4)        (78.5)        (164.3)        (146.6)
                                    --------      --------      ---------      ---------
  Total operating revenue            6,254.3       5,289.5       12,083.6       10,306.9

  Bulk Deliveries to Customer
     Warehouses:
    Pharmaceutical Distribution      1,145.2         999.8        2,099.6        1,781.5
                                    --------      --------      ---------      ---------
Total Net Revenue                   $7,399.5      $6,289.3      $14,183.2      $12,088.4
========================================================================================

                                           For the                 For the
                                      three months ended      six months ended
                                         December 31,            December 31,
                                     --------------------    -------------------
Operating Earnings:                   1999        1998        1999        1998
                                     ------      ------      ------      ------
  Pharmaceutical Distribution        $118.1      $ 93.8      $224.7      $175.7
  Pharmaceutical Services             107.1        91.9       186.6       160.7
  Medical-Surgical Products            88.9        73.5       175.5       144.6
  Corporate (2)                       (13.0)       (9.1)      (59.0)      (47.8)
                                     ------      ------      ------      ------
Total Operating Earnings             $301.1      $250.1      $527.8      $433.2
===============================================================================

(1) Inter-segment revenue consists primarily of the elimination of inter-segment activity - primarily sales from Pharmaceutical Distribution to Pharmaceutical Services. Sales from one segment to another are priced at the equivalent external customer selling prices.

(2) Corporate operating earnings primarily consist of merger-related costs of $5.5 million and $3.1 million for the three months ended December 31, 1999 and 1998 and $42.3 million and $37.5 million for the six months ended December 31, 1999 and 1998, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

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

Note 8. As of July 1, 1999, the Company adopted the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on the Company's financial statements.

         On November 24, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 100 ("SAB 100"), "Restructuring and Impairment Charges." SAB 100 provides the SEC staff's views regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company believes that its current accounting procedures related to these expenses comply with SAB 100.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company does not anticipate that the issuance of SAB 101 will have a material impact on the consolidated financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with Pacific Surgical, Inc. ("PSI") on May 21, 1999 and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 1999 and June 30, 1999, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 1999 and 1998.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

GENERAL

     The Company operates within three operating business segments:
Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. See Note 6 of "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

Operating Revenue

                                              Three months ended                 Six months ended
                                               December 31, 1999                December 31, 1999
                                         -------------------------------------------------------------------
                                                       Percent of Total                    Percent of Total
                                         Growth (1)   Operating Revenues    Growth (2)    Operating Revenues
------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution                  25%              71%               23%             71%
Pharmaceutical Services                       3%               9%                3%              9%
Medical-Surgical Products                     6%              20%                6%             20%

Total Company                                18%             100%               17%            100%
------------------------------------------------------------------------------------------------------------

         (1) The growth rate applies to the three-month period ended December 31, 1999 as compared to the corresponding period of the prior year.
         (2) The growth rate applies to the six-month period ended December 31, 1999 as compared to the corresponding period of the prior year.

     Operating revenue for the three and six months ended December 31, 1999 increased 18% and 17% as compared to the same period in the prior year. The majority of the operating revenue increase (approximately 85% and 81%, respectively for the three and six-month periods ended December 31, 1999) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

     The Pharmaceutical Distribution segment's operating revenue growth over the three and six months ended December 31, 1999 was primarily related to strong sales to all customer segments, especially to retail pharmacy chains and through the Company's specialty distribution businesses. All operating revenue growth was internal.

     The operating revenue growth for the Pharmaceutical Services segment was primarily a result of growth in the Company's pharmaceutical drug delivery systems, comprehensive packaging services and contract manufacturing businesses. The recent pharmaceutical introductions in the form of the Company's proprietary drug delivery formulations and sales of health and nutritional products in Asia contributed to this revenue growth. In addition, the comprehensive packaging services and the contract manufacturing businesses have contributed to the revenue growth through the receipt of contracts on new products and organic growth of existing products under contract. Offsetting this growth was the impact of the pharmacy management business continuing to exit unprofitable accounts and temporarily flat sales in the pharmacy automation business due to customers delaying purchases to focus internally on their Y2K readiness.

     The Medical-Surgical Products segment's operating revenue growth was due to an increase in sales for all product lines. In particular, sales of distributed products increased during the quarter and six-month periods. In addition, international and service revenues for the Medical-Surgical Products segment increased over the comparable quarter of fiscal 1999. Several multiple year contracts have contributed to this growth.

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

Gross Margin

                                                Three Months Ended                  Six Months Ended
                                                   December 31,                       December 31,
-------------------------------------------------------------------------------------------------------
(As a percentage of operating revenue)         1999             1998             1999             1998
-------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution                    5.02%            5.29%            5.03%            5.17%
Pharmaceutical Services                       36.28%           33.27%           34.46%           32.43%
Medical-Surgical Products                     22.97%           23.53%           22.99%           23.20%

Total Company                                 11.54%           12.37%           11.39%           12.09%
-------------------------------------------------------------------------------------------------------

     The decrease in gross margin from the three and six months ended December 31, 1998 to the comparable periods of fiscal 2000 was due primarily to a greater mix of lower margin pharmaceutical distribution during the first half of fiscal 2000 compared to the same period a year ago. The Pharmaceutical Distribution segment's mix increased to 71% of total operating revenues for the three and six months ended December 31, 1999 from 67% and 68% for the comparable periods of the prior year, respectively.

     The Pharmaceutical Distribution segment's gross margin as a percentage of operating revenue decreased primarily as a result of lower selling margins due to a greater mix of sales to retail pharmacy chains which have a relatively lower margin in connection with a lower cost of service (see discussion in selling, general and administrative expenses). This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The increase in the Pharmaceutical Services segment's gross margin was due primarily to the drug delivery development business' improvement as a result of a shift in mix to higher margin pharmaceutical products from lower margin health and nutrition products. In addition, the pharmacy management contract rationalization program has resulted in improved gross margins. Gross margin was also favorably impacted by an improvement in manufacturing processes as a result of improved productivity, ongoing plant modernization and rationalization programs.

     The decrease in the Medical-Surgical Products segment's gross margin was primarily due to a shift in mix between distributed and self-manufactured products, as well as competitive pressures in the latex glove business. Competition in the cyclical exam gloves market has become focused on price resulting in temporarily decreased margins for manufacturers.

Selling, General and Administrative Expenses

                                                Three Months Ended                 Six Months Ended
                                                   December 31,                       December 31,
-------------------------------------------------------------------------------------------------------
(As a percentage of operating revenue)         1999             1998             1999            1998
-------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution                    2.40%            2.70%            2.43%            2.69%
Pharmaceutical Services                       16.90%           16.14%           16.90%           16.78%
Medical-Surgical Products                     16.02%           17.46%           15.95%           17.07%

Total Company                                  6.64%            7.59%            6.67%            7.52%
-------------------------------------------------------------------------------------------------------

     The improvement in selling, general and administrative expenses as a percentage of operating revenue for the three and six months ended December 31, 1999 reflects economies of scale associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenues. The 3% and 4% growth in selling, general and administrative expenses experienced in the three and six months ended December 31, 1999, respectively, compared to the same period a year ago, was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 18% and 17% growth in operating revenue for the same respective periods.

Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. During the three and six months ended December 31, 1999, merger-related costs totaling $5.5 million ($3.4 million, net of tax) and $42.3 million ($33.1 million, net of tax) were recorded, respectively. During the six months ended December 31, 1999, approximately $31.6 million related to transaction and employee-related costs associated with the ALP merger transaction and $5.2 million related to exit and employee costs associated with the Company's merger transaction with Allegiance Corporation ("Allegiance"), of which $31.6 million and $4.3 million, respectively were recorded during the first quarter of fiscal year 2000. In addition, $7.0 million was recorded associated with the business restructuring as a result of the Company's merger transaction with R.P. Scherer Corporation ("Scherer"), of which $6.9 million was recorded during the first quarter of fiscal 2000. As part of the business restructuring, the Company is currently closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements. During the first six months of fiscal 2000, the Company recorded costs of $8.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company. Of these integration costs, $4.3 million were recorded during the quarter ended September 30, 1999. Partially offsetting the total charges recorded was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

     During the three and six-month periods ended December 31, 1998, merger-related costs totaled $3.1 million ($1.9 million, net of tax) and $37.5 million ($29.7 million, net of tax), respectively. Of the amount recorded, $22.3 million related to transaction and employee-related costs and $12.5 million related to business restructuring and asset impairment costs associated with the Company's merger transaction with Scherer. In addition, the Company recorded costs of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger with Owen Healthcare, Inc. and $4.8 million related to integrating the operations of companies that previously engaged in merger transactions with the Company, of which $1.8 million was recorded during the first quarter of fiscal 1999. Partially offsetting the charge recorded was a $3.2 million credit, of which $2.2 million was recorded during the first quarter of fiscal 1999, to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

     Since April 1998, ALP had been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date that the ALP merger transaction was consummated. For the quarter and six months ended December 31, 1998, net earnings would have been reduced by $2.8 million and $4.3 million, respectively, if ALP had been subject to federal income taxes.

     The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the three months ended December 31, 1999 and 1998 was to reduce net earnings by $3.4 million to $173.5 million and to increase net earnings by $0.9 million to $141.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.01 per share to $0.61 per share and to increase reported diluted earnings per Common Share by $0.01 per share to $0.50 per share, respectively. The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the six months ended December 31, 1999 and 1998 was to reduce net earnings by $33.1 million to $295.5 million and by $25.4 million to $236.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.12 per share to $1.03 per share and by $0.09 per share to $0.83 per share, respectively.

     The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date (primarily related to the Scherer, Allegiance and ALP mergers) of approximately $91.8 million ($58.4 million, net of tax) in future periods (primarily fiscal 2000 and 2001) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

     Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 37% and 36% for the second quarter of fiscal 2000 and 1999, respectively. The increase in the effective tax rate for the second quarter over the corresponding period of prior year is due primarily to nondeductible items associated with the current year's business combinations and the change in ALP tax status (see Note 5 to the "Notes to Condensed Consolidated Financial Statements"). For the six-month periods ended December 31, 1999 and 1998, the Company's income tax provision as a percentage of pre-tax earnings was 38% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $2.8 billion at December 31, 1999 from $2.2 billion at June 30, 1999. This increase from June 30, 1999 included additional investments in inventories and trade receivables of $1.1 billion and $285.7 million, respectively. Offsetting the increases in working capital was an increase in accounts payable of $663.4 million. The Company's inventory levels have risen due to the higher volume of current and anticipated business in pharmaceutical distribution activities. In addition, the Company invested in supplemental inventory to cover possible year 2000 issues. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. The increase in trade receivables is consistent with the Company's operating revenue growth (see "Operating Revenue" above) and the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     The Company has a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. At December 31, 1999, commercial paper with an effective interest rate of 5.78% and an aggregate maturity value of $629.9 million was outstanding. At June 30, 1999, the outstanding commercial paper balance was $49.2 million with an effective interest rate of 4.82%.

     Property and equipment, at cost, increased by $105.6 million from June 30, 1999. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain service businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     Shareholders' equity increased to $3.9 billion at December 31, 1999 from $3.6 billion at June 30, 1999, primarily due to net earnings of $295.5 million and the investment of $20.6 million by employees of the Company through various stock incentive plans which are offset by dividends of $14.1 million and a $22.3 million payment related to the repurchase of ALP common shares.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. See "Other" below.

OTHER

     Year 2000 Project. The Company utilizes computer technologies in each of its businesses to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company had to determine whether its systems were capable of recognizing and processing date sensitive information properly in the year 2000. The Company's year 2000 plan was described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     The Company believes it has been able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. In addition, the Company has taken steps to monitor the progress made by significant suppliers, customers and critical business partners, and has tested critical interfaces for the year 2000 readiness. While the Company is not presently aware of any significant probability that its systems have not been properly remediated, there can be no assurances that contingency plans will sufficiently mitigate the risk of an unanticipated year 2000 readiness problem

     Since the initiation of the year 2000 project, the Company estimates that it has incurred costs of approximately $26.4 million of which approximately $7.6 million represented incremental costs.

     To date, the Company has not experienced any significant year 2000 related system failures nor, to its knowledge, have any of its significant suppliers and customers.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 10-K for the fiscal year ended June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 1999, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q.

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

        On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. health-care distribution business, surgical and respiratory therapy business and health-care cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of December 31, 1999, there were approximately 486 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, relating to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

        The Company also becomes involved from time-to-time in other litigation (including environmental matters) incidental to its business. Although the ultimate resolution of the litigation referenced in this Item 1 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits would have a material adverse effect on the Company's consolidated financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      Registrant's 1999 Annual Meeting of Shareholders was held on November
         3, 1999.

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

(c)      Matters voted upon at the Annual Meeting were as follows:


         (i) Election of Regina E. Herzlinger, John C. Kane, J. Michael Losh, John B. McCoy, and Michael D. O'Halleran. The results of the shareholder vote were as follows: Mrs. Herzlinger - 242,017,803 for, 0 against, 2,295,079 withheld, and 0 broker non-votes; Mr. Kane - 241,998,472 for, 0 against, 2,314,410 withheld, and 0 broker non-votes; Mr. Losh - 242,075,613 for, 0 against, 2,237,269 withheld, and 0 broker non-votes; Mr. McCoy - 242,016,568 for, 0 against, 2,296,314 withheld, and 0 broker non-votes; Mr. O'Halleran - 242,030,618 for, 0 against, 2,282,264 withheld, and 0 broker non-votes.

         (ii) Adoption of the Cardinal Health, Inc. Employee Stock Purchase Plan pursuant to Section 423(b) of the Internal Revenue Code. The results of the shareholder vote were as follows:
                  241,021,665 for, 2,874,793 against, 416,424 withheld, and 0 broker non-votes.

         (iii) Re-approval of the Performance Goals under the Cardinal Health, Inc. Equity Incentive Plan relating to Section 162(m) of the Internal Revenue Code. The results of the shareholder vote were as follows: 238,733,365 for, 4,833,411 against, 746,106 withheld, and 0 broker non-votes.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Listing of Exhibits:

      Exhibit
       Number  Exhibit Description
       ------  -------------------

        10.01  Employment Agreement between Stephen S. Thomas and the
               Registrant*

        27.01  Financial Data Schedule - Six months ended December 31, 1999

        27.02  Financial Data Schedule - Six months ended December 31, 1998

        99.01  Statement Regarding Forward-Looking Information

--------------

         *        Management contract or compensation plan or arrangement


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CARDINAL HEALTH, INC.




Date:    February 11, 2000         By:  /s/ Robert D. Walter
                                        ------------------------------------
                                        Robert D. Walter
                                        Chairman and Chief Executive Officer




                                   By:  /s/ Richard J. Miller
                                        ------------------------------------
                                        Richard J. Miller
                                        Executive Vice President and Chief
                                         Financial Officer