Form 10-Q
period 2000-03-31
CARDINAL HEALTH INC
filed 2000-05-12
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2000	Commission File Number 0-12591

Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0958666

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 CARDINAL PLACE, DUBLIN, OHIO 43017
(Address of principal executive offices and zip code)

(614) 757-5000
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

      The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2000 was as follows:

Common Shares, without par value: 275,317,457

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

		Page No.

Part I	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended March 31, 2000 and 1999 (unaudited)	3

	Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 1999 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and 1999 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Part II	Other Information:

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	16

* Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION
CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2000	1999	2000	1999

Revenue:

Operating revenue	$6,400.6	$5,579.5	$18,484.2	$15,886.4

Bulk deliveries to customer warehouses	1,072.5	874.7	3,172.1	2,656.2

Total revenue	7,473.1	6,454.2	21,656.3	18,542.6

Cost of products sold:

Operating cost of products sold	5,661.1	4,897.8	16,368.3	13,958.7

Cost of products sold — bulk deliveries	1,072.5	874.7	3,171.8	2,656.2

Merger-related costs	—	4.0	—	4.0

Total cost of products sold	6,733.6	5,776.5	19,540.1	16,618.9

Gross margin	739.5	677.7	2,116.2	1,923.7

Selling, general and administrative expenses	394.7	397.1	1,201.3	1,172.4

Merger-related costs	10.7	83.5	53.0	121.0

Operating earnings	334.1	197.1	861.9	630.3

Interest expense and other	33.4	30.7	85.1	83.9

Earnings before income taxes	300.7	166.4	776.8	546.4

Provision for income taxes	111.2	77.2	291.8	221.0

Net earnings	$189.5	$89.2	$485.0	$325.4

Earnings per Common Share:

Basic	$0.68	$0.32	$1.73	$1.17

Diluted	$0.67	$0.31	$1.70	$1.14

Weighted average number of Common Shares outstanding:

Basic	280.1	278.0	280.2	277.2

Diluted	284.5	286.0	285.5	284.8

Cash dividends declared per Common Share	$0.025	$0.025	$0.075	$0.075

Net Earnings	$189.5	$89.2	$485.0	$325.4

Pro forma adjustment for income taxes (Note 4)	—	2.7	—	7.0

Pro forma net earnings	$189.5	$86.5	$485.0	$318.4

Pro forma earnings per Common Share:

Basic	$0.68	$0.31	$1.73	$1.15

Diluted	$0.67	$0.30	$1.70	$1.12

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31,	June 30,
	2000	1999

ASSETS

Current assets:

Cash and equivalents	$345.9	$185.4

Trade receivables, net	1,826.4	1,602.1

Current portion of net investment in sales-type leases	180.0	152.5

Merchandise inventories	4,303.0	2,940.0

Prepaid expenses and other	587.8	358.8

Total current assets	7,243.1	5,238.8

Property and equipment, at cost	2,949.3	2,798.9

Accumulated depreciation and amortization	(1,338.0)	(1,237.4)

Property and equipment, net	1,611.3	1,561.5

Other assets:

Net investment in sales-type leases, less current portion	535.5	454.3

Goodwill and other intangibles	966.0	942.1

Other	243.4	207.8

Total	$10,599.3	$8,404.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable, banks	$22.4	$28.6

Current portion of long-term obligations	7.0	11.6

Accounts payable	3,142.3	2,363.9

Other accrued liabilities	1,022.8	561.2

Total current liabilities	4,194.5	2,965.3

Long-term obligations, less current portion	2,018.0	1,223.9

Deferred income taxes and other liabilities	623.9	645.7

Shareholders’ equity:

Common Shares, without par value	1,168.0	1,091.7

Retained earnings	2,985.5	2,544.0

Common Shares in treasury, at cost	(329.5)	(17.2)

Cumulative foreign currency adjustment	(55.8)	(44.0)

Other	(5.3)	(4.9)

Total shareholders’ equity	3,762.9	3,569.6

Total	$10,599.3	$8,404.5

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	March 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$485.0	$325.4

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization	192.4	172.3

Provision for bad debts	17.0	9.9

Change in operating assets and liabilities, net of effects from acquisitions:

Increase in trade receivables	(242.8)	(239.0)

Increase in merchandise inventories	(1,364.0)	(530.9)

Increase in net investment in sales-type leases	(108.6)	(199.7)

Increase in accounts payable	790.1	161.8

Other operating items, net	133.0	152.4

Net cash used in operating activities	(97.9)	(147.8)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of subsidiary, net of cash acquired	(67.5)	(78.2)

Proceeds from sale of property and equipment	22.4	6.6

Additions to property and equipment	(210.1)	(235.9)

Other	48.3	(1.5)

Net cash used in investing activities	(206.9)	(309.0)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in commercial paper and short-term debt	928.5	89.9

Reduction of long-term obligations	(158.0)	(22.8)

Proceeds from long-term obligations, net of issuance costs	—	232.6

Proceeds from issuance of Common Shares	50.5	55.0

Dividends on Common Shares and cash paid in lieu of fractional shares	(21.1)	(32.5)

Purchase of treasury shares	(334.6)	(47.0)

Other	—	(1.3)

Net cash provided by financing activities	465.3	273.9

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	160.5	(182.9)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	185.4	389.1

CASH AND EQUIVALENTS AT END OF PERIOD	$345.9	$206.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	The condensed consolidated financial statements of Cardinal Health, Inc. (the “Company”) include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger transactions with Pacific Surgical, Inc. (“PSI”) on May 21, 1999 and Automatic Liquid Packaging, Inc. (“ALP”) on September 10, 1999, both of which were accounted for as pooling of interests business combinations (see Note 4).

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

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the “1999 Form 10-K”). In addition, Note 1 of the “Notes to Consolidated Financial Statements” from the 1999 Form 10-K is specifically incorporated herein by reference.

Note 2.	Basic earnings per Common Share (“Basic”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

On March 16, 2000, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $750 million of Common Shares. Through March 31, 2000, approximately 7 million Common Shares, having an aggregate cost of $302.8 million, have been repurchased under an accelerated share repurchase program and placed into treasury shares.

Note 3.	The Company’s comprehensive income consists of net earnings and foreign currency translation adjustments as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,

(in millions)	2000	1999	2000	1999

Net earnings	$189.5	$89.2	$485.0	$325.4

Foreign currency translation loss	(12.5)	(20.8)	(11.8)	(17.5)

Total comprehensive income	$177.0	$68.4	$473.2	$307.9

Note 4.	On September 10, 1999, the Company completed a merger transaction with ALP (the “ALP Merger”) which was accounted for as a pooling of interests. In the ALP Merger, the Company issued approximately 5.8 million Common Shares to ALP stockholders.

On May 21, 1999, the Company completed a merger transaction with PSI (the “PSI Merger”) which was accounted for as a pooling of interests. In the PSI Merger, the Company issued approximately 0.2 million Common Shares to PSI stockholders.

The table below presents a reconciliation of total revenue and net earnings available for Common Shares as reported in the accompanying condensed consolidated financial statements with those previously reported by the Company. The term “Cardinal Health” as used in the table below refers to Cardinal Health, Inc. and subsidiaries prior to the ALP Merger and the PSI Merger.

	Cardinal
(in millions)	Health	ALP	PSI	Combined

Three months ended March 31, 1999

Total revenue	$6,433.4	$19.0	$1.8	$6,454.2

Net earnings	$81.9	$7.3	$—	$89.2

Nine months ended March 31, 1999

Total revenue	$18,483.5	$53.2	$5.9	$18,542.6

Net earnings	$306.9	$18.3	$0.2	$325.4

Adjustments affecting net earnings and shareholders’ equity as a result of ALP and PSI adopting the Company’s accounting practices were not material for any periods presented herein. In addition, there were no material intercompany transactions between the Company and ALP prior to the date of the ALP Merger or between the Company and PSI prior to the date of the PSI Merger.

Since April 1998, ALP had been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date that the ALP Merger was consummated. For the quarter and nine months ended March 31, 1999, net earnings would have been reduced by $2.7 million and $7.0 million, respectively, if ALP had been subject to federal income taxes. Pro forma combined net earnings for the three and nine months ended March 31, 1999 are $86.5 million and $318.4 million, respectively, taking into consideration ALP income taxes.

Note 5.	Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with ALP, Allegiance Corporation (“Allegiance”) and R.P. Scherer Corporation (“Scherer”). The following is a summary of the merger-related costs for the three and nine-month periods ended March 31, 2000 and 1999.

Merger-Related Costs	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in millions)	2000	1999	2000	1999

Transaction and employee-related costs	$1.4	$62.7	$23.1	$85.0

Exit costs	3.6	9.4	8.4	9.4

Scherer restructuring costs	0.5	8.8	7.5	21.3

Inventory write-offs	—	4.0	—	4.0

Owen Healthcare, Inc. employee-related costs	—	—	—	1.1

Canceled merger transaction	—	(0.5)	—	(3.7)

Other integration costs	5.2	3.1	14.0	7.9

Total merger-related costs	$10.7	$87.5	$53.0	$125.0

Tax effect of merger-related costs	(1.6)	(13.3)	(10.8)	(21.1)

Pro forma ALP taxes (see Note 4)	—	(2.7)	—	(7.0)

Net effect of merger-related costs and pro forma adjustments	$9.1	$71.5	$42.2	$96.9

During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the nine months ended March 31, 2000 was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

The Company recorded charges of $0.5 million and $7.5 million during the three and nine months ended March 31, 2000 respectively, associated with the business restructuring as a result of the Company’s merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

Charges of $4.0 million related to the write-down of impaired inventory associated with the merger transaction with Owen Healthcare, Inc. (“Owen”) were recorded during the three and nine months ended March 31, 1999. Also, during the second quarter of fiscal 1999, the Company recorded $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for the three and nine months ended March 31, 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

The net of tax effect of the various merger-related costs recorded (as discussed previously) and pro forma adjustments related to ALP taxes (see Note 4) during the three months ended March 31, 2000 and 1999 was to reduce net earnings by $9.1 million to $189.5 million and by $71.5 million to $89.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.03 per share to $0.67 per share and by $0.25 per share to $0.31 per share, respectively. The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the nine months ended March 31, 2000 and 1999 was to reduce net earnings by $42.2 million to $485.0 million and by $96.9 million to $325.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.15 per share to $1.70 per share and by $0.34 per share to $1.14 per share, respectively.

Note 6.	The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three business segments: Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. The Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the Company’s 1999 Form 10-K.

The Pharmaceutical Distribution segment involves the distribution of a broad line of pharmaceuticals, health and beauty care products, therapeutic plasma and other specialty pharmaceutical products and additional items typically sold by hospitals, retail drug stores and other health-care providers.

The Pharmaceutical Services segment provides services to the health-care industry through the design of unique drug delivery systems, contract manufacturing, comprehensive packaging services, integrated pharmacy management, reimbursement services, clinical information system services, pharmacy franchises and pharmacy automation equipment.

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

The following table includes revenue and operating earnings for the three and nine-month periods ended March 31, 2000 and 1999 for each segment and reconciling items necessary to equal amounts reported in the consolidated financial statements:

	For the three months ended		For the nine months ended
(in millions)	March 31,		March 31,

Net Revenue:	2000	1999	2000	1999

Operating revenue:

Pharmaceutical Distribution	$4,722.7	$3,924.8	$13,415.8	$10,992.5

Pharmaceutical Services	585.1	556.8	1,647.9	1,583.7

Medical-Surgical Products	1,204.3	1,174.2	3,696.3	3,533.1

Inter-segment (1)	(111.5)	(76.3)	(275.8)	(222.9)

Total operating revenue	6,400.6	5,579.5	18,484.2	15,886.4

Bulk Deliveries to Customer Warehouses:

Pharmaceutical Distribution	1,072.5	874.7	3,172.1	2,656.2

Total Net Revenue	$7,473.1	$6,454.2	$21,656.3	$18,542.6

	For the three months ended		For the nine months ended
	March 31,		March 31,

Operating Earnings:	2000	1999	2000	1999

Pharmaceutical Distribution	$144.5	$117.7	$369.2	$293.4

Pharmaceutical Services	109.1	94.8	295.7	255.5

Medical-Surgical Products	93.3	76.0	268.8	220.6

Corporate (2)	(12.8)	(91.4)	(71.8)	(139.2)

Total Operating Earnings	$334.1	$197.1	$861.9	$630.3

(1)	Inter-segment revenue consists primarily of the elimination of inter-segment activity — primarily sales from Pharmaceutical Distribution to Pharmaceutical Services. Sales from one segment to another are priced at the equivalent external customer selling prices.

(2)	Corporate operating earnings primarily consist of merger-related costs of $10.7 million and $87.5 million for the three months ended March 31, 2000 and 1999 and $53.0 million and $125.0 million for the nine months ended March 31, 2000 and 1999, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

Note 7	On September 30, 1996, Baxter International Inc. (“Baxter”) and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the “Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Since none of the cases involving natural rubber latex gloves has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, relating to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

Although the ultimate resolution of litigation cannot be forecast with certainty, the Company does not believe that the outcome of any pending litigation would have a material adverse effect on the Company’s consolidated financial statements.

Note 8.	As of July 1, 1999, the Company adopted the Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

On November 24, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.” SAB 100 provides the SEC staff’s views regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company believes that its current accounting procedures related to these expenses comply with SAB 100.

On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company is currently evaluating the impact of SAB 101 and does not anticipate that it will have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management’s discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combinations with Pacific Surgical, Inc. (“PSI”) on May 21, 1999 and Automatic Liquid Packaging, Inc. (“ALP”) on September 10, 1999. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2000 and June 30, 1999, and for the condensed consolidated statements of earnings for the three and nine-month periods ended March 31, 2000 and 1999.

      This discussion and analysis should be read together with management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

      Portions of management’s discussion and analysis presented below include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “anticipate”, “project”, and similar expressions, among others, identify “forward-looking statements”, which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

General

      The Company operates within three operating business segments: Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. See Note 6 of “Notes to Condensed Consolidated Financial Statements” for a description of these segments.

Results of Operations

Operating Revenue	Three months ended		Nine months ended
	March 31, 2000		March 31, 2000

		Percent of Total		Percent of Total
	Growth (1)	Operating Revenues	Growth (2)	Operating Revenues

Pharmaceutical Distribution	20%	73%	22%	72%

Pharmaceutical Services	5%	9%	4%	9%

Medical-Surgical Products	3%	18%	5%	19%

Total Company	15%	100%	16%	100%

(1)	The growth rate applies to the three-month period ended March 31, 2000 as compared to the corresponding period of the prior year.

(2)	The growth rate applies to the nine-month period ended March 31, 2000 as compared to the corresponding period of the prior year.

      Operating revenue for the three and nine months ended March 31, 2000 increased 15% and 16% as compared to the same periods of the prior year. The majority of the operating revenue increase (approximately 87% and 83%, respectively for the three and nine-month periods ended March 31, 2000) came from existing customers in the form of increased volume and price increases. The remainder of the growth came from the addition of new customers.

      The Pharmaceutical Distribution segment’s operating revenue growth over the three and nine months ended March 31, 2000 was primarily related to strong sales to all customer segments, especially to retail pharmacy chains and through the Company’s specialty distribution businesses. All operating revenue growth was internal.

      The operating revenue growth for the Pharmaceutical Services segment was due primarily to growth in the Company’s pharmaceutical drug delivery systems, comprehensive packaging services, contract manufacturing and pharmacy franchising businesses as a result of both new business and organic growth. Cross selling opportunities within the Pharmaceutical Services segment and in conjunction with businesses in other segments also boosted revenue growth. Offsetting this growth was the impact of the pharmacy management business continuing to exit unprofitable accounts.

      The Medical-Surgical Products segment’s operating revenue growth was due to an increase in sales for virtually all product lines. In particular, sales of self-manufactured products increased during the quarter as compared to the same period a year ago. Offsetting this increase was a shift in volume from the third quarter to the second quarter of fiscal 2000 as a result of advance customer purchases related to Y2K. For the nine-month period ended March 31, 2000, distributed product sales, as well as self-manufactured product sales increased compared to prior year. Revenue growth was further enhanced by an increase in international revenues for the Medical-Surgical Products segment over the comparable quarter of fiscal 1999. In addition, several multiple year contracts have contributed to this growth.

Bulk Deliveries to Customer Warehouses. The Company reports as revenue bulk deliveries made to customers’ warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that are beyond the control of the Company, including consolidation within customers’ industries, decisions by customers to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company’s operating earnings.

Gross Margin	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(As a percentage of operating revenue)	2000	1999	2000	1999

Pharmaceutical Distribution	5.33%	5.65%	5.13%	5.34%

Pharmaceutical Services	35.72%	33.44%	34.91%	32.79%

Medical-Surgical Products	23.44%	23.30%	23.13%	23.30%

Total Company	11.56%	12.15%	11.45%	12.11%

      The decrease in gross margin from the three and nine months ended March 31, 1999 to the comparable periods of fiscal 2000 was due primarily to a greater mix of lower margin pharmaceutical distribution during the first three quarters of fiscal 2000 compared to the same period a year ago. The Pharmaceutical Distribution segment’s contribution to total operating revenues increased to 42% and 40% the three and nine months ended March 31, 2000, respectively, from 41% and 38% for the comparable periods of the prior year.

      The Pharmaceutical Distribution segment’s gross margin as a percentage of operating revenue decreased primarily as a result of lower selling margins due to a greater mix of sales to retail pharmacy chains which have a relatively lower margin in connection with a lower cost of service (see discussion in selling, general and administrative expenses). This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

      The increase in the Pharmaceutical Services segment’s gross margin was due primarily to the drug delivery development business’ improvement as a result of a shift in mix to higher margin pharmaceutical products from lower margin health and nutrition products. In addition, the pharmacy management contract rationalization program has resulted in improved gross margins. Gross margin was also favorably impacted by an improvement in manufacturing processes as a result of improved productivity, ongoing plant modernization and rationalization programs.

      The decrease in the Medical-Surgical Products segment’s gross margin for the nine months ended March 31, 2000 over the comparable period of the prior year was primarily due to competitive pressures in the latex glove business. Competition in the cyclical exam gloves market has become focused on price, resulting in decreased margins for manufacturers. Gross margin for third quarter of fiscal 2000 increased over the third quarter of the prior year due primarily to an increase in mix of self-manufactured products.

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(As a percentage of operating revenue)	2000	1999	2000	1999

Pharmaceutical Distribution	2.27%	2.65%	2.38%	2.67%

Pharmaceutical Services	17.07%	16.42%	16.96%	16.65%

Medical-Surgical Products	15.69%	16.83%	15.86%	16.83%

Total Company	6.17%	7.12%	6.50%	7.38%

      The improvement in selling, general and administrative expenses as a percentage of operating revenue for the three and nine months ended March 31, 2000 reflects economies of scale associated with the Company’s revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenues. A greater mix of sales to retail pharmacy chains also reduced selling, general and administrative expenses as a percentage of operating revenues, as these customers have a relatively lower margin in connection with a lower cost of service. The growth of 2% in selling, general and administrative expenses experienced in the nine months ended March 31, 2000 compared to the same period a year ago, was due primarily to increases in personnel costs and depreciation expense. The nominal changes in selling, general and administrative expenses compare favorably to the 15% and 16% growth in operating revenue for the three and nine months ended March 31, 2000 as compared to the same periods of the prior year.

Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with ALP, Allegiance Corporation (“Allegiance”) and R.P. Scherer Corporation (“Scherer”). The following is a summary of the merger-related costs for the three and nine-month periods ended March 31, 2000 and 1999.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in millions)	2000	1999	2000	1999

Transaction and employee-related costs	$1.4	$62.7	$23.1	$85.0

Exit costs	3.6	9.4	8.4	9.4

Scherer restructuring costs	0.5	8.8	7.5	21.3

Inventory write-offs	—	4.0	—	4.0

Owen Healthcare, Inc. employee-related costs	—	—	—	1.1

Canceled merger transaction	—	(0.5)	—	(3.7)

Other integration costs	5.2	3.1	14.0	7.9

Total merger-related costs	$10.7	$87.5	$53.0	$125.0

Tax effect of merger-related costs	(1.6)	(13.3)	(10.8)	(21.1)

Pro forma ALP taxes	—	(2.7)	—	(7.0)

Net effect of merger-related costs and pro forma adjustments	$9.1	$71.5	$42.2	$96.9

      During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the nine months ended March 31, 2000 was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

      The Company recorded charges of $0.5 million and $7.5 million during the three and nine months ended March 31, 2000 respectively, associated with the business restructuring as a result of the Company’s merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

      Charges of $4.0 million related to the write-down of impaired inventory associated with the merger transaction with Owen Healthcare, Inc. (“Owen”) were recorded during the three and nine months ended March 31, 1999. Also, during the second quarter of fiscal 1999, the Company recorded $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for the three and nine months ended March 31, 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

      Since April 1998, ALP had been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date that the ALP merger transaction was consummated. For the quarter and nine months ended March 31, 1999, net earnings would have been reduced by $2.7 million and $7.0 million, respectively, if ALP had been subject to federal income taxes.

      The net of tax effect of the various merger-related costs recorded (as discussed previously) and pro forma adjustments related to ALP taxes (see Note 4 of “Notes to Condensed Consolidated Financial Statements”) during the three months ended March 31, 2000 and 1999 was to reduce net earnings by $9.1 million to $189.5 million and by $71.5 million to $89.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.03 per share to $0.67 per share and by $0.25 per share to $0.31 per share, respectively. The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during the nine months ended March 31, 2000 and 1999 was to reduce net earnings by $42.2 million to $485.0 million and by $96.9 million to $325.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.15 per share to $1.70 per share and by $0.34 per share to $1.14 per share, respectively.

      The Company estimates that it will incur additional merger-related costs associated with the various mergers it has completed to date (primarily related to the Scherer, Allegiance and ALP merger transactions) of approximately $81.1 million ($51.6 million, net of tax) in future periods (primarily fiscal 2000 and 2001) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company’s provision for income taxes as a percentage of pre-tax earnings was 37% and 46% for the third quarters of fiscal 2000 and 1999, respectively. For the nine-month periods ended March 31, 2000 and 1999, the Company’s income tax provision as a percentage of pre-tax earnings was 38% and 40%, respectively. The decrease in the effective tax rate for the quarter and nine months ended March 31, 2000 over the comparable periods of fiscal 1999 was due primarily to nondeductible items associated with the business combinations in the prior year as compared to the current year. This decrease was offset by the change in ALP tax status (See Note 4 of “Notes to Condensed Consolidated Financial Statements”).

Liquidity and Capital Resources

      Working capital increased to $3.0 billion at March 31, 2000 from $2.3 billion at June 30, 1999. This increase from June 30, 1999 included additional investments in inventories and trade receivables of $1.4 billion and $224.3 million, respectively. Offsetting these factors was an increase in accounts payable of $778.4 million. The Company’s inventory levels have risen due to the higher volume of current and anticipated business in pharmaceutical distribution activities. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. The increase in trade receivables is consistent with the Company’s operating revenue growth (see “Operating Revenue”) and the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

      During fiscal 2000, the Company increased the capacity under its commercial paper program from $750.0 million to $1.0 billion in aggregate maturity value. At March 31, 2000, commercial paper with an effective interest rate of 5.9% and an aggregate maturity value of $895.4 million was outstanding. During March 2000, the Company also increased the capacity under its unsecured bank credit facility from $1.0 billion to an aggregate value of up to $1.5 billion in borrowings. At March 31, 2000, no amounts were outstanding under this facility.

      Property and equipment, at cost, increased by $150.4 million from June 30, 1999. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain service businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

      Shareholders’ equity increased to $3.8 billion at March 31, 2000 from $3.6 billion at June 30, 1999, primarily due to net earnings of $485.0 million and the investment of $50.5 million by employees of the Company through various stock incentive plans. These increases were offset by treasury share repurchases of $312.3 million, dividends of $21.1 million and a $22.3 million payment related to the repurchase of ALP common shares.

      On March 16, 2000, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $750 million of Common Shares. Through March 31, 2000, approximately 7 million Common Shares, having an aggregate cost of $302.8 million, have been repurchased under an accelerated share repurchase program and placed into treasury shares.

      The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, as well as current and projected debt service requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s Form 10-K for the fiscal year ended June 30, 1999.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

      The following disclosure should be read together with the disclosure set forth in the Company’s Form 10-K for the fiscal year ended June 30, 1999, and to the extent any such statements constitute “forward looking statements” reference is made to Exhibit 99.01 of this Form 10-Q.

      In November 1993, the Company and Whitmire Distribution Corporation (“Whitmire”), one of the Company’s wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. Subsequent to the consolidation, a new consolidated complaint was filed which included allegations that the wholesaler defendants, including the Company and Whitmire, conspired with manufacturers to inflate prices using a chargeback pricing system. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to $1,000,000 or 1% of any judgment against the wholesalers and the manufacturers, whichever is less, and provided for a reimbursement mechanism for legal fees and expenses. The trial of the class action lawsuit began on September 23, 1998. On November 19, 1998, after the close of plaintiffs’ case-in-chief, both the wholesaler defendants and the manufacturer defendants moved for judgment as a matter of law in their favor. On November 30, 1998, the Court granted both of these motions and ordered judgment as a matter of law in favor of both the wholesaler defendants and the manufacturer defendants. On January 25, 1999, the class plaintiffs filed a notice of appeal of the District Court’s decision with the Court of Appeals for the Seventh Circuit. On July 13, 1999, the Court of Appeals for the Seventh Circuit issued its decision, which, in part, affirmed the dismissal of the wholesaler defendants, including the Company and Whitmire. On July 27, 1999, the class plaintiffs filed a Petition for Rehearing with the Court of Appeals for the Seventh Circuit, which was denied. On November 5, 1999, the class plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. The United States Supreme Court denied the petition for writ of certiorari on February 22, 2000. In addition to the federal court cases described above, the Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement mentioned above also covers these litigation matters.

      On September 30, 1996, Baxter International, Inc. (“Baxter”) and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. health-care distribution business, surgical and respiratory therapy business and health-care cost-saving business, as well as certain foreign operations (the “Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation (“BHC”), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of March 31, 2000, there were approximately 515 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Since none of these cases has proceeded to a hearing on the merits, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. The Company believes a substantial portion of any potential liability and defense costs, excluding defense costs already reserved, relating to natural latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

      The Company also becomes involved from time-to-time in other litigation (including environmental matters) incidental to its business. Although the ultimate resolution of the litigation referenced in this Item 1 cannot be forecast with certainty, the Company does not believe that the outcome of these lawsuits would have a material adverse effect on the Company’s consolidated financial statements.

Item 6: Exhibits and Reports on Form 8-K:

(a) Listing of Exhibits:

Exhibit Number	Exhibit Description

10.01	Directors Deferred Compensation Plan of the Registrant (1)*

10.02	Incentive Deferred Compensation Plan, as amended, of the Registrant (2)*

10.03	364-Day Credit Agreement dated as of March 30, 2000 among the Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America NT, as Syndication Agent, Citibank USA, Inc., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent

27.01	Financial Data Schedule – Nine months ended March 31, 2000

27.02	Financial Data Schedule – Nine months ended March 31, 1999

27.03	Financial Data Schedule – Fiscal year ended June 30, 1999

99.01	Statement Regarding Forward-Looking Information (3)

(1)	Included as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-90415) and incorporated herein by reference.

(2)	Included as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 33-90423) and as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-12591) and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-12591) and incorporated herein by reference.

*	Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:
      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: May 12, 2000	By:	/s/ Robert D. Walter

Robert D. Walter

Chairman and Chief Executive Officer

	By:	/s/ Richard J. Miller

Richard J. Miller

Executive Vice President and Chief Financial Officer