Form 10-K
period 2000-06-30
CARDINAL HEALTH INC
filed 2000-09-06
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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
Yes       X      No
     ----------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 1, 2000 was approximately $22,899,156,785.

     The number of Registrant's Common Shares outstanding as of September 1, 2000, was as follows: Common shares, without par value: 277,899,377.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


   ITEM                                                                                            PAGE
   ----                                                                                            ----

          Information Regarding Forward-Looking Statements.....................................      3

                                             PART I

      1.  Business.............................................................................      3

      2.  Properties...........................................................................      7

      3.  Legal Proceedings....................................................................      8

      4.  Submission of Matters to a Vote of Security Holders..................................      8

          Senior Officers of the Company.......................................................      9

                                             PART II

      5.  Market for the Registrant's Common Shares and Related Shareholder Matters............     12

      6.  Selected Financial Data..............................................................     12

      7.  Management's Discussion and Analysis of Financial Condition and Results of Operations     14

      7a. Quantitative and Qualitative Disclosures About Market Risk...........................     19

      8.  Financial Statements and Supplementary Data..........................................     20

      9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      50


                                             PART III

      10. Directors and Executive Officers of the Registrant...................................     50

      11. Executive Compensation...............................................................     50

      12. Security Ownership of Certain Beneficial Owners and Management.......................     50

      13. Certain Relationships and Related Transactions.......................................     51

                                             PART IV

      14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    51


          Signatures............................................................................    56

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


                                     PART I
ITEM 1:    BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is structured as a holding company conducting business through a number of separate operating subsidiaries. As used in this report, the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2000. The Company is a leading provider of products and services to healthcare providers and manufacturers to help them improve the efficiency and quality of healthcare. These services and products include Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services.

BUSINESS SEGMENTS

     A description of the Company's reporting industry segments, which have been expanded from those previously reported, is as follows(1):

     PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES

     Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other healthcare products and provides pharmacy management and related consulting services to hospital, retail and alternate-site pharmacies. Cardinal Distribution, the Company's pharmaceutical distribution business, is one of the country's leading wholesale distributors of pharmaceutical and related healthcare products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. As a full-service wholesale distributor, Cardinal Distribution complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include online procurement, fulfillment and information through cardinal.com, computerized order entry and order confirmation systems, generic sourcing programs, product movement and management reports, consultation on store operation and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs, and monitor their purchases.

     The Company also operates several specialty healthcare distribution businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging and distribution program for both independent and chain drugstore customers. In addition, the Company serves as a distributor of therapeutic plasma products, oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. The Company also operates a third party logistics company that distributes and tracks products for pharmaceutical and bio-technology manufacturers.

     Also within this segment, the Company provides services to healthcare providers through integrated pharmacy management and consulting, as well as operating as a franchisor of apothecary-style retail pharmacies. The Company also provides temporary staffing and related services, in a collaborative relationship with hospital pharmacy and administration.

--------
(1) For additional information concerning the Company's industry segments, see
Note 12 of "Notes to Consolidated Financial Statements".

     MEDICAL-SURGICAL PRODUCTS AND SERVICES

     The Company's subsidiary, Allegiance Corporation ("Allegiance"), is a provider of non-pharmaceutical healthcare products and cost-saving services for hospitals and other healthcare providers. Allegiance offers a broad range of medical and laboratory products, representing more than 2,600 suppliers in addition to its own line of surgical and respiratory therapy products. It also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, medical and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, instrument reprocessing products, special procedure products and other products. Allegiance assists its customers in reducing costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information through cardinal.com, supply-chain management, instrument repair and other professional consulting services.

     PHARMACEUTICAL TECHNOLOGIES AND SERVICES

     Through its Pharmaceutical Technologies and Services segment, the Company provides services to the pharmaceutical manufacturing industry through a broad spectrum of complementary services. The Company provides manufacturers with unique drug delivery systems and related manufacturing capabilities. It is also a leading provider of diversified custom packaging services both in the United States and Europe. The Company is a leading provider of contract manufacturing and packaging of sterile liquid pharmaceuticals and other healthcare products in topical, oral, inhaled and ophthalmic formulations, and also provides contract manufacturing services to pharmaceutical companies. The Company's contract sales organization assists healthcare companies in launching and marketing products by providing strategic planning, product management, vendor evaluation and related services. The Company also operates a reimbursement consulting firm, which helps manufacturers obtain insurance coverage and payment for new drugs.

     AUTOMATION AND INFORMATION SERVICES

     The Company, within its Automation and Information Services segment, operates businesses focusing on meeting customer needs through unique and proprietary automation and information products and services, including Pyxis Corporation ("Pyxis"), which develops, manufactures, leases, sells and services point-of-use pharmacy systems which automate the distribution and management of medications and supplies in hospitals and other healthcare facilities. Through its Cardinal Information group of companies, the Company provides information systems that analyze clinical outcomes and assist pharmacies in obtaining reimbursement from third party payors.

ACQUISITIONS

     Over the last five years, the Company has completed the following business combinations. On November 13, 1995, the Company completed a merger transaction with Medicine Shoppe International, Inc. ("Medicine Shoppe"), a St. Louis, Missouri-based franchisor of independent, apothecary-style retail pharmacies in the United States and abroad. The Company issued approximately 14.4 million(2) Common Shares to Medicine Shoppe shareholders in the transaction. On May 7, 1996, the Company completed a merger transaction with Pyxis, a San Diego, California-based developer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other healthcare facilities. The Company issued approximately 33.9 million Common Shares to Pyxis shareholders in the transaction. On October 11, 1996, the Company completed a merger transaction with PCI Services, Inc. ("PCI"), a Philadelphia, Pennsylvania-based provider of diversified packaging services to the pharmaceutical industry in the United States and abroad. The Company issued approximately 4.7 million Common Shares to PCI shareholders in the transaction. On March 18, 1997, the Company completed a merger transaction with Owen Healthcare, Inc. ("Owen"), a Houston, Texas-based provider of pharmacy management and information services to hospitals. The Company issued approximately 11.6 million Common Shares to Owen shareholders in the transaction. On February 18, 1998, the Company completed a merger transaction with MediQual Systems, Inc. ("MediQual"), a Westborough, Massachusetts-based supplier of clinical information management systems and services to the healthcare industry. On August 7, 1998, the Company completed a merger transaction with R.P. Scherer Corporation ("Scherer"), an international developer and manufacturer of drug delivery systems. On February 3, 1999, the Company completed a merger transaction with Allegiance, a McGaw Park, Illinois-based distributor and manufacturer of medical, surgical and laboratory products and a provider of cost-saving services. On September 10, 1999 the Company completed a merger transaction with Automatic Liquid Packaging, Inc. ("ALP"), a Woodstock, Illinois-based custom manufacturer of sterile liquid pharmaceuticals and other healthcare products. The Company has also completed a number of smaller acquisition transactions during the last five years, including the acquisitions of Comprehensive Reimbursement Consultants, Inc.; Pharmacists: prn, Inc.; The Enright Group, Inc.; Pharmaceutical Packaging Specialties, Inc.; Pacific Surgical Innovations, Inc.; Herd Mundy Richardson Limited; TriMaras Printing Company, Inc.; Helpmate Robotics, Inc.; and Contract Health Professionals, Inc.

------------
(2) All share references in this paragraph are adjusted to reflect all stock splits and stock dividends effected since the time of the applicable acquisition.

     The Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its healthcare operations and services in all reporting industry segments. For additional information concerning the transactions described above, see Notes 1, 2, and 16 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


CUSTOMERS AND SUPPLIERS

     The Company distributes pharmaceuticals, healthcare and beautycare products, and related products and services to hospitals, independent and chain drugstores, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the United States. Through Medicine Shoppe, the Company franchises retail pharmacies in the United States and abroad. Owen provides pharmacy management and information services to hospitals throughout the United States. The Company also provides consulting services and resources to hospitals in the areas of pharmaceutical and clinical operations, and temporary staffing. The Company provides services to pharmaceutical manufacturing customers in the United States and abroad through Scherer, which provides unique drug delivery systems to such customers, and PCI and ALP, which provide integrated packaging services to such customers. The Company markets Pyxis' automated dispensing systems to hospitals and alternate care centers in the United States and abroad. Allegiance distributes non-pharmaceutical healthcare products and provides cost-saving services to hospitals and other healthcare providers in the United States and abroad.

     The Company's largest retail distribution customer in its Pharmaceutical Distribution and Provider Services segment accounted for approximately 8% of the Company's operating revenues (by dollar volume) for fiscal year 2000. This segment could be adversely affected if the business of this customer were lost. The largest retail bulk distribution customer in the Pharmaceutical Distribution and Provider Services segment accounted for approximately 52% of all bulk deliveries. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount would have no significant impact on the segment's earnings. The members of the two largest group purchasing organizations (each, a "GPO") having business arrangements with the Company accounted for approximately 14%, and 12%, respectively, of the Company's operating revenues (by dollar volume) in fiscal 2000 through the Company's Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. Each of these two segments could be adversely affected if the business arrangements with either of such GPO customers were lost, although the loss of the business arrangement with either such GPO would not necessarily mean the loss of sales from all members of the GPO.

     Effective August 10, 2000, the Company renewed and expanded its pharmaceutical distribution relationship with CVS, one of the largest retail pharmacy chains in the United States, by executing a five-year wholesale supply agreement with CVS. The agreement represents a significant expansion of the Company's bulk deliveries and direct-to-store distribution business with CVS.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 2.1% (by dollar volume) of its operating revenue in fiscal 2000. The Company's five largest suppliers accounted for approximately 7.3% (by dollar volume) of its operating revenue during fiscal 2000 and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.


COMPETITION

     The markets in which the Company operates are highly competitive. As a pharmaceutical wholesale distributor, the Company competes directly with numerous other national and regional wholesale distributors, direct selling manufacturers, self-warehousing chains, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon price, benefits offered to both the pharmacist and the customer, access to third party programs, and the reputation of the franchise. Medicine Shoppe also needs to be competitive with a pharmacist's ongoing option to remain self-employed at his or her current position rather than becoming a franchisee. Medicine Shoppe's Managed Pharmacy Benefits subsidiary also faces competition from other pharmacy benefit management companies. With its Owen subsidiary, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of price and services offered, its established base of business, the effective use of information systems, the development of clinical programs, and the quality of the services it provides to its customers. Through Scherer, the Company's drug delivery technologies compete with a growing number of new drug delivery technologies and with continued refinements to existing delivery technologies of both pharmaceutical companies and companies formed to develop new technologies. Through PCI and ALP, the Company competes with companies that provide many types of packaging services and those that provide one or a few types of packaging services, based primarily upon quality, variety of available packaging services, customer service, responsiveness and price. As a marketer of automated pharmaceutical dispensing and supply systems through Pyxis, the Company competes based upon price, its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, and its ability to interface with customer information systems. Actual and potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. Through Allegiance, the Company has substantial competition in all of its non-pharmaceutical healthcare product and service markets, with competition focusing primarily on product performance, service levels and price.

EMPLOYEES

     As of September 1, 2000, the Company had approximately 42,200 employees in the U.S. and abroad, of which approximately 1,300 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

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

     The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medication packaging, medical devices, processes, products, drug delivery systems and sterile liquid packaging. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate.

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

REGULATORY MATTERS

     The Company, as a distributor of prescription pharmaceuticals (including certain controlled substances), a manager of pharmacy operations, a pharmaceutical packager, a contract pharmaceutical manufacturer, and a manufacturer of drug delivery systems and surgical and respiratory care products, is required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy or comparable agencies, as well as foreign agencies depending upon the type of operations and location of product distribution and sale. In addition, the Company is subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987, which requires each state to regulate the purchase and distribution of prescription drugs under prescribed minimum standards. The Company is not currently required to register or submit pre-market notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change. In its capacity as a distributor of prescription pharmaceuticals, the Company is also subject to Medicare, Medicaid and state healthcare fraud and abuse and anti-kickback laws and regulations.

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

     Services and products provided by the Company's information businesses include healthcare data and other drug-related information gathered and assessed for the benefit of healthcare clients. Greater scrutiny is being placed on a federal and state level regarding how such information should be handled and identifying the appropriate parties to do so. Future changes in regulations and/or legislation may affect how some of these information services or products are provided.

     In the United States, products manufactured or sold by the Company's Allegiance, Scherer, PCI, ALP and National PharmPak Services, Inc. operations are subject to regulation by the FDA, as well as by other federal and state agencies, including those governing Medicare and Medicaid issues. The FDA regulates the introduction and advertising of new medical products and related manufacturing procedures, labeling, and record keeping. Product regulatory laws also exist in most other countries where PCI, Allegiance and Scherer conduct business. In addition, the Company's PCI and Scherer operations in the United Kingdom, France, Italy and Germany are subject to state and local certification requirements, including compliance with the Good Manufacturing Practices adopted by the European Community.

     The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its businesses. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies.

ITEM 2:  PROPERTIES

     In the United States, the Company has 25 principal pharmaceutical distribution facilities and two specialty distribution facilities utilized by the Pharmaceutical Distribution and Provider Services segment. In the U.S., the Company has five PCI packaging facilities (one of which is located in Puerto
Rico), four PCI printing facilities (two of which are located in Puerto Rico), three Scherer manufacturing facilities and one ALP manufacturing facility in its Pharmaceutical Technologies and Services segment. In addition, the Company has two Pyxis assembly operations in its Automation and Information Services segment. Domestically, the Company also has 48 medical-surgical distribution facilities and 18 medical-surgical manufacturing facilities utilized by the Medical-Surgical Products and Services segment. The Company's domestic facilities are located in a total of 37 states and Puerto Rico.

     Internationally, the Company owns, leases or operates through its Pharmaceutical Technologies and Services segment, 12 Scherer manufacturing facilities which are located in the United Kingdom, France, Germany, Italy, Australia, Japan, Argentina, Brazil and Canada. Within this segment the Company also has three PCI packaging facilities and one analytical services facility which are located in the United Kingdom and Germany. The Company owns, leases or operates through its Medical-Surgical Products and Services segment 13 medical-surgical distribution facilities located in Canada and the Netherlands, and 12 medical-surgical manufacturing facilities located in the Netherlands, Malaysia, Thailand, Malta, Mexico, the Dominican Republic, Germany and France. The Company's international facilities are located in a total of 16 countries.

     The Company owns 67 of the domestic and international facilities described above, and the balance are leased. The Company's principal executive offices are located in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

     The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements, and consolidations of its properties as the Company's business continues to expand.

     For certain financial information regarding the Company's facilities, see Notes 4 and 8 of "Notes to Consolidated Financial Statements".

ITEM 3:    LEGAL PROCEEDINGS

        The Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits regarding the sale of brand name prescription drugs which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. On November 30, 1998, the Court ordered judgment as a matter of law in favor of the defendants. On February 22, 2000, the United States Supreme Court denied the plaintiffs' final attempt to appeal the ruling, refusing to grant the plaintiffs' Petition for Writ of Certiorari. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to the lesser of $1 million or 1% of any judgment against the wholesalers and the manufacturers and provides for a reimbursement mechanism for legal fees and expenses. The Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement applies to these related cases as well.

     On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of June 30, 2000, there were approximately 533 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of these cases are now beginning to proceed to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of total potential liability, and unable to estimate total potential loss. The Company believes that a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental cleanup costs. Although the ultimate resolution of the litigation referenced in this
Item 3 cannot be forecast with certainty, the Company intends to vigorously defend itself and does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's consolidated financial statements.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal quarter ended June 30, 2000.

                         SENIOR OFFICERS OF THE COMPANY

The following is a list of certain elected senior officers of the Company. The list includes all, but is not limited to, the executive officers of the Company (information provided as of September 6, 2000):

       NAME                            AGE                                POSITION
-------------------                    ---           -----------------------------------------------------

Robert D. Walter                        55           Chairman and Chief Executive Officer

John C. Kane                            60           Vice Chairman, President and Chief Operating Officer

Joseph F. Damico                        46           Executive Vice President; Group President -
                                                       Medical-Surgical Products and Services

George L. Fotiades                      46           Executive Vice President; Group President -
                                                       Pharmaceutical Technologies and Services

James F. Millar                         52           Executive Vice President; Group President -
                                                       Pharmaceutical Distribution and Provider Services

Stephen S. Thomas                       45           Executive Vice President; Group President -
                                                       Automation and Information Services

Steven Alan Bennett                     47           Executive Vice President, Chief Legal Officer and
                                                       Secretary

Brendan A. Ford                         42           Executive Vice President - Corporate Development

Richard J. Miller                       43           Executive Vice President and Chief Financial Officer

Anthony J. Rucci                        49           Executive Vice President and Chief Administrative
                                                       Officer

Kathy Brittain White                    51           Executive Vice President and Chief Information Officer

Michael E. Beaulieu                     42           Senior Vice President, Controller and Principal Accounting
                                                       Officer

Donna Brandin                           43           Senior Vice President and Treasurer

Donald V. Freiert, Jr.                  53           Senior Vice President - Enterprise Services

Gary S. Jensen                          46           Senior Vice President - Audit and Financial Services

Bruce D. McWhinney                      55           Senior Vice President - Quality and Clinical Affairs

James M. Simon                          49           Senior Vice President and Chief Communications Officer

Stephanie A. Wagoner                    41           Senior Vice President; President - Cardinal Health Capital
                                                       Corporation

Carole S. Watkins                       40           Senior Vice President - Human Resources

Connie R. Woodburn                      45           Senior Vice President - Professional and Government Relations

     Unless indicated to the contrary, the business experience summaries provided below for the Company's senior officers describe positions held by the named individuals during the last five years but exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979. Mr. Walter also serves as a director of Bank One Corporation, Infinity Broadcasting Corporation and Viacom, Inc.

     JOHN C. KANE has been a Director of the Company since August 1993 and has been the Company's President and Chief Operating Officer since joining the Company in February 1993. Mr. Kane was elected Vice Chairman of the Company in February 2000. Mr. Kane also serves as a director of Connetics Corporation and Greif Bros. Corporation.

     JOSEPH F. DAMICO has been an Executive Vice President and Group President - Medical-Surgical Products and Services of the Company since September 2000. Prior to that, he was an Executive Vice President and Group President-Allegiance Corporation since February 1999 and President of Allegiance since June 1996. From 1992 to September 1996, he was a Corporate Vice President of Baxter.

     GEORGE L. FOTIADES has been an Executive Vice President and Group President
- Pharmaceutical Technologies and Services of the Company since September 2000. Prior to that, he was an Executive Vice President and Group President - R.P. Scherer Corporation since August 1998 and President of Scherer since January 1998. Previously, Mr. Fotiades served as Group President, Americas and Asia Pacific, of Scherer from June 1996 to January 1998. Prior to that, Mr. Fotiades was employed by Warner-Lambert Company (a pharmaceutical and consumer health products manufacturer), where he served most recently as President, Warner Wellcome Consumer Healthcare division.

     JAMES F. MILLAR has been an Executive Vice President of the Company since February 1994. He was named as Group President of the Company's Cardinal Distribution business in June 1996, and was named as Group President - Pharmaceutical Distribution and Provider Services in February 2000. Prior to 1994, Mr. Millar served in various positions of increasing responsibility within the Company's pharmaceutical distribution business.

     STEPHEN S. THOMAS has been an Executive Vice President and Group President
- Automation and Information Services since September 2000. Prior to that, he was an Executive Vice President and Group President - Pharmacy Automation, Information Systems and International Operations of the Company since July 1999. Mr. Thomas joined the Company in October 1997, as an Executive Vice President and President of Pyxis. Prior to that, Mr. Thomas served as President of Datapro Information Services Group, a provider of global information services, and a division of McGraw-Hill Companies.

     STEVEN ALAN BENNETT joined the Company in January 1999, as Executive Vice President, Chief Legal Officer and Secretary. Previously, Mr. Bennett served as Senior Vice President and General Counsel of Banc One Corporation, since August 1994.

     BRENDAN A. FORD has been the Company's Executive Vice President - Corporate Development since November 1999. Previously, Mr. Ford served as Senior Vice President - Corporate Development from February 1996 to November 1999, and as Vice President - Corporate Development from July 1993 to February 1996.

     RICHARD J. MILLER has been the Company's Chief Financial Officer since March 1999. Mr. Miller served as the Company's Acting Chief Financial Officer from August 1998 to March 1999. Mr. Miller was named an Executive Vice President of the Company in November 1999. Prior to that, he held the title of Corporate Vice President since April 1999. From August 1995 through March 1999, Mr. Miller served as the Company's Vice President and Controller. Upon joining the Company in July 1994, and until August 1995, he served as Vice President, Auditing.

     ANTHONY J. RUCCI joined the Company in November 1999, as Executive Vice President - Human Resources. In January 2000, Mr. Rucci was named Executive Vice President and Chief Administrative Officer of the Company. Prior to joining the Company, Mr. Rucci served as Dean of the University of Illinois at Chicago's College of Business Administration, since 1998. From 1993 to 1998, Mr. Rucci was Executive Vice President for Administration of Sears, Roebuck & Co., a multi-line retailer of merchandise, and Chairman of the Board of Sears de Mexico from 1995 to 1997.

     KATHY BRITTAIN WHITE has been the Company's Executive Vice President and Chief Information Officer since February 1999. Previously, Ms. White served as Executive Vice President and Chief Information Officer for Allegiance Corporation from 1996 until Allegiance merged with the Company in February 1999. From 1995 to 1996, Ms. White served as Chief Information Officer of Baxter.

     MICHAEL E. BEAULIEU has been the Company's Senior Vice President and Controller since April 1999. From August 1996 through April 1999 Mr. Beaulieu served as Senior Vice President - Finance of Cardinal Distribution. Prior to that, Mr. Beaulieu served as Vice President - Accounting of Cardinal Distribution, since August 1994.

     DONNA BRANDIN joined the Company in June 2000 as Senior Vice President and Treasurer. Previously, Ms. Brandin served as Assistant Treasurer of The Campbell Soup Company from November 1997 until May 2000. Prior to that, Ms. Brandin served as Assistant Treasurer of Emerson Electric Company from 1989 until November 1997.

     DONALD V. FREIERT, JR. joined the Company in November 1999 as Senior Vice President - Enterprise Services. From September 1996 until October 1999 Mr. Freiert served as Senior Vice President of Corporate Real Estate Services at Bank One Corporation. From September 1994 through September 1996, Mr. Freiert served as Senior Vice President of National Real Estate Services at Nations Bank.

     GARY S. JENSEN has been the Company's Senior Vice President, Audit and Financial Services, since March 2000. Mr. Jensen previously served as the Company's Vice President of Corporate Audit from February 1999, when Allegiance merged with the Company, until March 2000. Prior to that, Mr. Jensen was Vice President of Corporate Audit at Allegiance Corporation since September 1996. Previously, Mr. Jensen served as Director, Financial Best Practices of Cummins Engine Company from 1988 to September 1996.

     BRUCE D. MCWHINNEY, PHARM. D., has been the Company's Senior Vice President
- Quality and Clinical Affairs since May 1997. From September 1996 to May 1997, he served as President of Allied Healthcare, Inc., a former subsidiary of the Company which is now a part of Owen. From September 1994 to September 1996, Mr. McWhinney served as Director of Pharmacy of The Cleveland Clinic Foundation, a multi-specialty academic medical center.

     JAMES M. SIMON joined the Company in August 2000 as Senior Vice President and Chief Communications Officer. From August 1998 to July 2000, Mr. Simon served as Partner & Executive Director of Communications for KPMG LLP, an accounting and consulting firm. From February 1997 to August 1998 Mr. Simon was self-employed as an investor and public relations consultant. Prior to that, Mr. Simon served as Executive Vice President - External Affairs of National Westminster Bancorp in its Fleet Financial Group, since January 1995.

     STEPHANIE A. WAGONER has been the Company's Senior Vice President and President - Cardinal Health Capital Corporation, since April 1999. From October 1997 to April 1999, Ms. Wagoner served as the Company's Vice President and Treasurer. From January 1995 to October 1997, Ms. Wagoner served as Vice President and Treasurer of Avnet, Inc., a distributor of electronic components.

     CAROLE S. WATKINS was named Senior Vice President - Human Resources of the Company in August 2000. From February 2000 until August 2000, Ms. Watkins served as the Company's Senior Vice President, Human Resources - Pharmaceutical Distribution and Provider Services. Ms. Watkins was Vice President - Human Resources - Cardinal Distribution, from November 1996 to February 2000. Prior to that, since 1989, Ms. Watkins was employed by The Limited, Inc., a retailer of apparel, where she held various human resources positions.

     CONNIE R. WOODBURN has served as the Company's Senior Vice President - Professional and Government Relations, since April 1999. Prior to that, Ms. Woodburn served as Senior Vice President - Corporate Sales since joining the Company in March 1997. Previously, Ms. Woodburn served as Executive Vice President of Premier, Inc. a healthcare provider network, since 1987.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 2000 and 1999. The information in the table has been adjusted to reflect retroactively all prior stock splits.

                                                            HIGH            LOW       DIVIDENDS
                                                        ------------   -----------   -----------
                       Fiscal 1999:
                       Quarter Ended
                         September 30, 1998             $     71.00    $    55.67    $   0.0250
                         December 31, 1998                    75.88         54.83        0.0250
                         March 31, 1999                       80.50         66.00        0.0250
                         June 30, 1999                        71.88         56.88        0.0250

                       Fiscal 2000:
                         Quarter Ended
                         September 30, 1999              $    69.94    $    52.00    $   0.0250
                         December 31, 1999                    56.38         37.50        0.0250
                         March 31, 2000                       59.38         37.19        0.0250
                         June 30, 2000                        74.00         45.88        0.0300

                       Through September 1, 2000         $    84.22    $    67.91    $   0.0300


     As of September 1, 2000, there were approximately 21,800 shareholders of record of the Company's Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.


ITEM 6:    SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Medicine Shoppe International, Inc. on November 13, 1995; Pyxis Corporation on May 7, 1996; PCI Services, Inc. ("PCI") on October 11, 1996; Owen Healthcare, Inc. ("Owen") on March 18, 1997; MediQual Systems, Inc. ("MediQual") on February 18, 1998; R.P. Scherer Corporation ("Scherer") on August 7, 1998; Allegiance Corporation ("Allegiance") on February 3, 1999; Pacific Surgical Innovations, Inc. ("PSI") on May 21, 1999; and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999, all of which were accounted for as pooling-of-interests transactions (see Note 2 of "Notes to Consolidated Financial Statements"). The consolidated financial data includes all purchase transactions that occurred during these periods.

     For the fiscal year ended June 30, 1996, the information presented is derived from consolidated financial statements which combine data from Cardinal for the fiscal year ended June 30, 1996 with data from PCI for the fiscal year ended September 30, 1996, Owen for the fiscal year ended November 30, 1995, MediQual for the fiscal year ended December 31, 1995, Scherer for the fiscal year ended March 31, 1996, Allegiance for the fiscal year ended December 31, 1996, PSI for the fiscal year ended September 30, 1996 and ALP for the fiscal year ended March 31, 1996.

     For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1997 with PCI's financial results for the nine months ended June 30, 1997, Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June 30), MediQual's financial results for the fiscal year ended December 31, 1996, Scherer's financial results for the fiscal year ended March 31, 1997, Allegiance's financial results for the fiscal year ended December 31, 1997, and PSI's financial results for the fiscal year ended September 30, 1997.

     For the fiscal year ended June 30, 1998, the information presented is derived from the consolidated financial statements which combine Cardinal for the fiscal year ended June 30, 1998 with Scherer's financial results for the fiscal year ended March 31, 1998 and PSI's financial results for the fiscal year ended September 30, 1998.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                         At or For the Fiscal Year Ended
                                  June 30, (1)

                               ---------------------------------------------------------------------------
                                    2000           1999 (2)        1998 (2)        1997           1996
                               ---------------------------------------------------------------------------
EARNINGS DATA:
Revenue:
  Operating revenue            $    25,246.9    $   21,558.5     $ 18,084.6   $   15,995.9    $  14,449.6
  Bulk deliveries to
     customer warehouses             4,623.7         3,553.0        2,991.4        2,469.1        2,178.5
                               ---------------------------------------------------------------------------
Total revenue                  $    29,870.6    $   25,111.5     $ 21,076.0   $   18,465.0    $  16,628.1

Net earnings (loss)            $       679.7    $      481.0     $    448.5   $      351.0    $    (310.2)

Earnings (loss) per
   Common Share: (3)
      Basic                    $        2.44    $       1.73     $     1.61   $       1.29    $     (1.17)
      Diluted                  $        2.39    $       1.68     $     1.58   $       1.26    $     (1.17)

Cash dividends declared
   per Common Share (3)        $       0.105    $      0.100     $    0.073   $      0.063    $     0.053

BALANCE SHEET DATA:
Total assets                   $    10,264.9    $    8,404.5     $  7,596.6   $    6,636.9    $   6,555.7
Long-term obligations,
   less current portion        $     1,485.8    $    1,223.9     $  1,330.0   $    1,321.0    $   1,593.3
Shareholders' equity           $     3,981.2    $    3,569.6     $  3,055.1   $    2,717.9    $   2,294.2

(1) Amounts reflect business combinations in all periods presented. Fiscal 2000, 1999, 1998, 1997 and 1996 amounts reflect the impact of merger-related costs and other special charges. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special charges affecting fiscal 2000, 1999, and 1998. Fiscal 1997 amounts reflect the impact of merger-related charges of $50.9 million ($36.6 million, net of tax). Fiscal 1996 amounts reflect the impact of the write-down of goodwill of $550.0 million ($550.0 million, net of tax) due to the change by Allegiance in its method of assessing goodwill. In addition, fiscal 1996 amounts reflect the impact of merger-related charges and facility rationalizations of $178.5 million ($122.8 million, net of tax).

(2) Amounts above do not reflect the impact of pro forma adjustments related to ALP taxes (see Notes 1 and 2 of "Notes to Consolidated Financial Statements"). For the fiscal years ended June 30, 1999 and 1998, the pro forma adjustment for ALP taxes would have reduced net earnings by $9.3 million and $4.6 million, respectively. The pro forma adjustment would have decreased diluted earnings per Common Share by $0.03 to $1.65 for fiscal year 1999 and by $0.02 to $1.56 for fiscal year 1998.

(3) Net earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with MediQual Systems, Inc. ("MediQual") on February 18, 1998, R.P. Scherer Corporation ("Scherer") on August 7, 1998, Allegiance Corporation ("Allegiance") on February 3, 1999, Pacific Surgical Innovations, Inc. ("PSI") on May 21, 1999 and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999.

     The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See "Information Regarding Forward-Looking Statements".

GENERAL
-------

     The Company operates within four operating business segments:
Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services and Automation and Informa-tion Services. See Note 12 of "Notes to Consolidated Financial Statements" for a description of these segments and a discussion of the Company's change in operating segments.

RESULTS OF OPERATIONS
---------------------
OPERATING REVENUE

                                                                                           Percent of Total
                                                                Growth (1)                Operating Revenues
Years ended June 30                                       2000          1999          2000     1999       1998
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services          22%           24%           75%       72%       69%
Medical-Surgical Products and Services                      5%            6%           19%       22%       24%
Pharmaceutical Technologies and Services                   15%            6%            4%        4%        5%
Automation and Information Services                        (2)%          52%            2%        2%        2%

Total Company                                              17%           19%          100%      100%      100%
--------------------------------------------------------------------------------------------------------------------

     (1) The growth rate applies to the respective fiscal year as compared to the prior fiscal year.

     The majority of the Company's overall operating revenue increase of 17% came from existing customers in the form of increased volume and pharmaceutical price increases. The remainder of the growth came from the addition of new customers, some of which was a result of cross selling opportunities amongst the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth in 2000 and 1999 was primarily due to strong sales to pharmacy chain stores and through the Company's specialty distribution businesses. All operating revenue growth for this segment was internal. In addition, several new contracts involving multiple operating segments have boosted revenues. Offsetting the growth in 2000 was the impact of the pharmacy management business continuing to exit unprofitable accounts, an initiative that began in late fiscal 1999.

     The increase in the Medical-Surgical Products and Services segment's operating revenue in 2000 was due to an increase in sales across virtually all product lines. In addition, revenue growth was further enhanced by an increase in international demand over fiscal 1999. The increase in operating revenues for this segment in 1999 was due to strong sales of self-manufactured products and higher margin distributed products.

     The growth in the Pharmaceutical Technologies and Services segment in 2000 and in 1999 was primarily the result of strong sales volume in the pharmaceutical-packaging and liquid fill contract manufacturing businesses within this segment. The pharmaceutical packaging business' growth was attributable to a mix of new customers and increased volume from existing customers. The liquid fill contract manufacturing business' revenue growth was a result of increased volume. An increase in the drug delivery system business' sales volume in North America and the health and nutrition market also contributed to the revenue growth for fiscal 2000. In addition, cross-selling opportunities amongst the businesses within this segment has contributed to an increase in operating revenues.

     The slight decrease in the operating revenues for the Automation and Information Services segment in fiscal 2000 as compared to 1999 was primarily due to timing of customers' purchases related to the Year 2000. Fiscal 1999 operating revenue growth was a result of general increases in customer demand as well as customers purchasing products early in anticipation of the Year 2000.

This segment continues to have strong demand for its new pharmacy automation products from the domestic hospital sector and non-acute care customers.

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

GROSS MARGIN

                                                        ( as a percentage of operating revenue)
Years ended June 30                                          2000         1999            1998
----------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           5.9%          6.0%            6.4%
Medical-Surgical Products and Services                     23.2%          23.4%          21.7%
Pharmaceutical Technologies and Services                   33.1%          33.0%          34.0%
Automation and Information Services                        69.2%          68.5%          69.6%

Total Company                                              11.4%          12.2%          12.5%
----------------------------------------------------------------------------------------------------

     The overall decrease in gross margin in 2000 and 1999 was due primarily to a greater mix of lower margin pharmaceutical distribution in 2000 and 1999 as compared to the prior years. The Pharmaceutical Distribution and Provider Services segment represented 75% of 2000 operating revenues, up from 72% and 69% of 1999 and 1998 operating revenues, respectively.

     The decrease in the gross margin of the Pharmaceutical Distribution and Provider Services segment in 2000 and 1999 was primarily due to the impact of lower selling margins, as a result of a highly competitive market and greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. Offsetting this decrease was an increase in vendor incentives and a positive impact related to the rationalization program for the pharmacy management business (see discussion in "Operating Revenues").

     The decrease in the Medical-Surgical Products and Services segment's gross margin in 2000 was due to increased pricing pressures in certain self-manufactured product lines, including the exam glove business, as well as a slight shift in revenue growth towards lower margin distributed products. In 1999, the improvement in this segment's gross margin was primarily the result of improvements in the segment's product mix, including the growth of self-manufactured products sales in both domestic and international markets, as well as the impact of manufacturing and other cost efficiencies.

     The Pharmaceutical Technologies and Services segment's gross margin increase in 2000 was a result of revenue growth in the higher margin liquid fill contract manufacturing and drug delivery system businesses. The drug delivery system business' shift to higher margin pharmaceutical products from lower margin health and nutrition products has also contributed to the improvement in gross margin. The decrease in gross margin in 1999 was a result of the business mix within this segment.

     The Automation and Information Services segment's gross margin increase in 2000 was mainly a result of price increases during the year and product mix. In 1999, the Automation and Information Services segment experienced a slight decrease in gross margin mainly due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                        ( as a percentage of operating revenue)
Years ended June 30                                          2000         1999            1998
----------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           2.8%           3.0%           3.3%
Medical-Surgical Products and Services                     15.8%          16.9%          16.2%
Pharmaceutical Technologies and Services                   14.5%          15.9%          15.9%
Automation and Information Services                        34.9%          34.2%          39.2%

Total Company                                               6.5%           7.3%           7.8%
----------------------------------------------------------------------------------------------------

     The decline in selling, general and administrative expenses as a percentage of operating revenue for fiscal years 2000 and 1999 reflects economies associated with the Company's revenue growth, in addition to significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities in the Pharmaceutical Distribution and Provider Services and the Pharmaceutical Technologies and Services segments. Offsetting the improvements noted was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Automation and Information Services segment for fiscal year 2000, primarily resulting from a slight decrease in operating revenue from fiscal 1999 to fiscal 2000. In addition, the Medical-Surgical Products and Services segment's selling, general and administrative expenses as a percentage of operating revenues increased in fiscal year 1999 as compared to fiscal year 1998. This increase was primarily due to the acquisition of businesses during fiscal 1999, which were accounted for under the purchase method of accounting. As such the historical financial statements have not been restated for these acquisitions. These acquired businesses have a higher selling, general and administrative expense rate than the Medical-Surgical Products and Services segment's normal rate, resulting in an increase during fiscal 1999 compared to 1998. The 3% and 13% overall growth in selling, general and administrative expenses experienced in fiscal years 2000 and 1999, respectively, was due primarily to increases in personnel costs and depreciation expense, and compares favorably to the 17% and 19% growth in operating revenue for the same periods.

SPECIAL CHARGES
The following is a summary of the special charges for the fiscal years ended June 30, 2000, 1999 and 1998.

                                                              Fiscal Year Ended
                                                                   June 30,
                                                      -----------------------------------
(in millions, except per share amounts)                  2000        1999       1998
-----------------------------------------------------------------------------------------
Transaction and employee-related costs                   $  (3.8)  $  (95.4)    $ (35.7)
ALP transaction bonus                                      (20.3)         -           -
Exit costs                                                 (11.7)      (9.4)       (3.8)
Scherer restructuring costs                                 (9.6)     (26.7)          -
Inventory write-offs                                           -       (4.0)          -
Owen Healthcare, Inc. employee-related costs                   -       (1.1)          -
Canceled merger transaction                                    -        3.7           -
Other integration costs                                    (19.3)     (13.7)       (9.7)
-----------------------------------------------------------------------------------------
Total merger-related costs                               $ (64.7)  $ (146.6)    $ (49.2)
-----------------------------------------------------------------------------------------

Other special charges:
     Facilities closures                                 $     -     $  -       $  (6.1)
     Employee severance                                        -          -        (2.5)
-----------------------------------------------------------------------------------------
Total other special charges                              $     -   $    -       $  (8.6)
-----------------------------------------------------------------------------------------

Total special charges                                    $ (64.7)  $ (146.6)    $ (57.8)
Tax effect of special charges                               14.9       29.0        22.0
Tax benefit for change in tax status                           -          -        11.7
Pro forma ALP taxes                                            -        9.3         4.6
-----------------------------------------------------------------------------------------
Net effect of special charges                            $ (49.8)  $ (108.3)    $ (19.5)
=========================================================================================

Net effect on diluted earnings per share                 $ (0.18)  $  (0.38)    $ (0.06)
=========================================================================================

     Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with ALP, Allegiance and Scherer.

     During the fiscal years presented in the table herein, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

     The Company recorded charges of $9.6 million and $26.7 million during the fiscal years ended June 30, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     Charges of $4.0 million related to the write-down of impaired inventory associated with the merger transaction with Owen Healthcare, Inc. ("Owen") were recorded during the fiscal year ended June 30, 1999. Also, during fiscal 1999, the Company recorded $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for fiscal 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 15 of "Notes to Consolidated Financial Statements"). The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

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

     Pro Forma Impact. Since April 1998, ALP has been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For the fiscal years ended 1999 and 1998, net earnings would have been reduced by $9.3 million and $4.6 million, respectively, if ALP had been subject to federal income taxes.

     The effects of the merger-related costs and other special charges recorded, as well as the pro forma adjustments related to ALP tax treatment was to reduce net earnings by $49.8 million to $679.7 million in fiscal 2000, by $108.3 million to $481.0 million in fiscal 1999, and by $19.5 million to $448.5 million in fiscal 1998. The effect of such charges reduced reported diluted earnings per Common Share by $0.18 to $2.39 in fiscal 2000, by $0.38 to $1.68 in fiscal 1999 and by $0.06 to $1.58 in fiscal 1998.

     The Company estimates that it will incur additional merger-related costs associated with the various merger transactions it has completed to date totaling approximately $69.4 million ($45.1 million, net of tax) in future periods in order to properly integrate operations, of which a portion represents facility rationalizations, and implement efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in expansion into service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher margins as a percentage of operating revenue than pharmaceutical distribution. As the healthcare industry continues to change, the Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its healthcare operations and services in all reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger-related costs.

INTEREST EXPENSE AND OTHER. The increase in interest expense and other of $3.0 million during fiscal 2000 compared to fiscal 1999 is attributable to the combination of higher average interest rates on debt and higher average levels of borrowing during fiscal 2000. Additional borrowings were used to fund working capital needs as well as the Company's stock buyback program during fiscal 2000 (see Note 9 of the "Notes to Consolidated Financial Statements"). The increase in interest expense and other of $5.3 million during fiscal 1999 compared to fiscal 1998 is primarily due to the Company's issuance of $150 million of 6.25% Notes due 2008, in a public offering in July 1998 (see "Liquidity and Capital Resources"). The effect of the issuance of the 6.25% Notes during fiscal 1999 was partially offset by a decrease in other debt instruments with higher interest rates.

PROVISION FOR INCOME TAXES. The provisions for income taxes relative to pretax earnings were 37% of pretax earnings in fiscal 2000 compared with 39% in fiscal 1999 and 35% for fiscal 1998. The fluctuation in the tax rate is primarily due to the impact of recording certain non-deductible merger-related costs during various periods and the change in ALP tax status, as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix for all three fiscal years. In addition, a change in tax status of a 51% owned German subsidiary resulted in a lower tax provision during fiscal 1998. The provisions for income taxes excluding the impact of merger-related charges, the tax status of the German subsidiary and including the pro forma impact of the change in ALP tax status were 36%, 37%, and 38% for fiscal years 2000, 1999, and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital increased to $2.6 billion at June 30, 2000 from $2.3 billion at June 30, 1999. This increase resulted from additional investments in inventories, trade receivables, and cash and equivalents of $925.3 million, $74.9 million and $319.2 million, respectively. Offsetting the increases in current assets was an increase in accounts payable and other accrued liabilities of $667.0 million and $641.0 million, respectively. Increases in inventories reflect the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities, especially in the fourth quarter of fiscal 2000 when operating revenue for this segment grew 24% over the same period in the prior year. The increase in trade receivables is slightly lower than the Company's revenue growth (see "Operating Revenue" above) due to effective asset management resulting in the increase in cash and equivalents. The change in accounts payable is due primarily to the timing of inventory purchases.

     Property and equipment, at cost, increased by $138.9 million from June 30, 1999 to June 30, 2000. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. The Company has several operating lease agreements for the construction of new facilities. See further discussion in
Note 8 of "Notes to Consolidated Financial Statements."

     Shareholders' equity increased to $4.0 billion from $3.6 billion at June 30, 1999, primarily due to net earnings of $679.7 million and the investment of $133.1 million by employees of the Company through various stock incentive plans, offset by treasury share repurchases of $333.9 million and dividends paid of $28.0 million.

     The Company has a commercial paper program, providing for the issuance of up to $1.0 billion in aggregate maturity value of commercial paper. The Company had $509.2 million outstanding under this program at June 30, 2000. The Company also has uncommitted short-term credit facilities with various bank sources aggregating $250.0 million. At June 30, 2000, $54.2 million was outstanding related to these short-term credit facilities. The Company has an unsecured bank credit facility which provides for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 31, 2001 and $750 million expires on March 31, 2004. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remains unused at June 30, 2000. At June 30, 2000, the commercial paper and other short-term borrowings of $563.4 million were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings. The Company also has line-of-credit agreements with various bank sources aggregating $49.3 million, of which $19.1 million is outstanding as of June 30, 2000 (see
Note 4 of "Notes to Consolidated Financial Statements").

     During fiscal 1999, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which were used for working capital needs due to growth in the Company's business. The Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

      See Notes 1 and 5 of the "Notes to Consolidated Financial Statements" for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

OTHER
-----
SUBSEQUENT BUSINESS COMBINATIONS. On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation for approximately $180 million, subject to post-closing adjustments. On July 26, 2000, the Company completed the purchase of a manufacturing facility and the rights to two proprietary, topical drug delivery technologies from Advanced Polymer Systems, Inc. for $25.0 million at closing and contingent future payments totaling potentially an additional $26.5 million. On July 19, 2000, the Company completed the purchase of Rexam Healthcare Packaging's folding-carton manufacturing operations in Guaynabo, Puerto Rico for $32.5 million, subject to post-closing adjustments. All three acquisitions will be accounted for as purchase transactions for financial reporting purposes.

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

RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS. As of July 1, 1999, the Company adopted the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which requires adoption during the fourth quarter of fiscal 2001. At this time, the Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements. The Company will continue to analyze the impact of SAB 101, including any amendments or further interpretation, based upon the relevant facts and circumstances at the time of adoption.

ITEM 7a:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include changes in U.S. interest rates, changes in foreign currency exchange rates as measured against the U.S. dollar and changes in commodity prices.

INTEREST RATES. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

     As of June 30, 2000, the Company had total long-term obligations outstanding of $1,495.1 million of which $895.3 million represented Notes and Debentures with fixed interest rates and maturity dates beginning in fiscal 2004. As of June 30, 1999, the Company had total long-term obligations outstanding of $1,235.5 million of which $1,008.0 million represented Notes and Debentures with fixed interest rates and maturity dates beginning in fiscal 2004. The average interest rate related to these obligations was 6.7% and 6.8% as of June 30, 2000 and 1999, respectively. The majority of the remaining outstanding long-term obligations and credit facilities have variable interest rates that fluctuate with the LIBOR or prime rates. As of June 30, 2000 and 1999, the fair value of the total long-term obligations was $1,455.9 million and $1,233.3 million, respectively. Maturities of long-term obligations for future fiscal years are: 2001 - $9.3 million; 2002 - $568.1 million; 2003 - $2.9 million; 2004 - $201.2 million; 2005 - $1.6 million and 2006 and thereafter - $712.0 million.

     The Company periodically enters into interest rate swap agreements when existing conditions and market situations dictate. The Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of interest rate swaps is not significant. See Note 5 of "Notes to Consolidated Financial Statements".

FOREIGN EXCHANGE. The Company conducts business in several major international currencies. The Company periodically uses financial instruments, principally foreign currency options, to attempt to manage the impact of foreign exchange rate changes on anticipated sales. In addition, the Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. The Company does not enter into forward exchange contracts or foreign currency options for trading or speculative purposes.

     In addition, the Company uses commodity contracts to hedge raw material costs expected to be denominated in foreign currency. These contracts generally cover a one-year period and all gains and losses are deferred and recognized in cost of goods sold with the underlying product costs.

     As of June 30, 2000, the notional amount of the forward exchange contracts outstanding was $17.2 million and the related fair value gain on these contracts was $0.1 million. As of June 30, 1999, the Company did not have any material foreign currency options or forward exchange contracts outstanding. As of June 30, 2000 and 1999, the notional amounts of the commodity hedge contracts were $3.9 million and $9.6 million and the fair value gain/(loss) on these contracts were $0.1 million and $(0.3) million, respectively. The unrealized gains or losses on these options or contracts represent hedges of foreign exchange gains and losses on a portion of the Company's foreign earnings, cash flows and selected transactions. As a result, the Company does not expect future gains and losses on these contracts to have a material impact on the Company's consolidated financial statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Independent Auditors' Reports
           Financial Statements and Schedules
           Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2000, 1999 and 1998
           Consolidated Balance Sheets at June 30, 2000 and 1999
           Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Cardinal Health, Inc.:


We have audited the accompanying consolidated balance sheet of Cardinal Health, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries as of June 30, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


ARTHUR ANDERSEN LLP
Columbus, Ohio
July 21, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheet of Cardinal Health, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999. Our audits also included the consolidated financial statement schedule, as it relates to the years ended June 30, 1999 and 1998, listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Allegiance Corporation ("Allegiance"), a wholly owned subsidiary of Cardinal Health, Inc., as of June 30, 1999, and for the years ended June 30, 1999 and 1998. We also did not audit the financial statements of R.P. Scherer Corporation ("Scherer"), a wholly owned subsidiary of Cardinal Health, Inc., as of June 30, 1999, and for years ended June 30, 1999 and March 31, 1998. The combined financial statements of Allegiance and Scherer represent approximately 44% of consolidated total assets at June 30, 1999, and represent combined revenues and net income of approximately 25% and 28% and 35% and 39%, respectively, of consolidated amounts for each of the two years in the period ended June 30, 1999. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Allegiance and Scherer, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Health, Inc. and subsidiaries at June 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, as it relates to the years ended June 30, 1999 and 1998, when considered in relation to the basic fiscal 1999 and 1998 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Columbus, Ohio
August 10, 1999, except for the first paragraph of Note 2
as to which the date is May 26, 2000 and the fiscal 1999 and 1998 amounts in Note 12 as to which the date is September 5, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware corporation and a wholly-owned subsidiary of Cardinal Health, Inc.) and subsidiaries as of June 30, 1999 and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for the year ended June 30, 1999 and the year ended March 31, 1998 (not presented separately herein). These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year ended June 30, 1999 and for the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements (not presented separately herein). This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Arthur Andersen LLP

Roseland, New Jersey
August 9, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Stockholders of Allegiance Corporation

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of equity of Allegiance Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position of Allegiance Corporation, a wholly-owned subsidiary of Cardinal Health Inc., and its subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Allegiance Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
July 29, 1999

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
        -----------------------------------------------------------------


To the Stockholders of Allegiance Corporation

Our audits of the consolidated financial statements of Allegiance Corporation and its subsidiaries referred to in our report dated July 29, 1999 appearing on page 24 of the Cardinal Health, Inc. Annual Report on Form 10-K for the year ended June 30, 2000 also included an audit of the Financial Statement Schedule II - Valuation and Qualifying Accounts ("Financial Statement Schedule") of Allegiance Corporation and its subsidiaries (not presented separately herein). In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
July 29, 1999

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                           ---------------------------------------
                                                                              2000          1999          1998
                                                                           ---------------------------------------

Revenue:
    Operating revenue                                                      $ 25,246.9    $ 21,558.5    $ 18,084.6
    Bulk deliveries to customer warehouses                                    4,623.7       3,553.0       2,991.4
                                                                           ----------    ----------    ----------

Total revenue                                                                29,870.6      25,111.5      21,076.0

Cost of products sold:
    Operating cost of products sold                                          22,360.1      18,931.5      15,823.5
    Cost of products sold - bulk deliveries                                   4,623.4       3,553.0       2,991.4
    Merger-related costs                                                         --             4.0          --
                                                                           ----------    ----------    ----------

Total cost of products sold                                                  26,983.5      22,488.5      18,814.9

Gross margin                                                                  2,887.1       2,623.0       2,261.1

Selling, general and administrative expenses                                  1,627.4       1,580.9       1,403.0

Special charges:
    Merger-related costs                                                         64.7         142.6          49.2
    Other special charges                                                        --            --             8.6
                                                                           ----------    ----------    ----------
Total special charges                                                            64.7         142.6          57.8

Operating earnings                                                            1,195.0         899.5         800.3

Interest expense and other                                                     (117.2)       (114.2)       (108.9)
                                                                           ----------    ----------    ----------

Earnings before income taxes                                                  1,077.8         785.3         691.4

Provision for income taxes                                                      398.1         304.3         242.9
                                                                           ----------    ----------    ----------

Net earnings                                                               $    679.7    $    481.0    $    448.5
                                                                           ==========    ==========    ==========

Net earnings per Common Share:
    Basic                                                                  $     2.44    $     1.73    $     1.61
    Diluted                                                                $     2.39    $     1.68    $     1.58

Weighted average number of Common Shares outstanding:
    Basic                                                                       279.1         277.7         277.9
    Diluted                                                                     284.4         285.2         284.6


Net earnings                                                               $    679.7    $    481.0    $    448.5
Pro forma adjustment for income taxes (See Note 2)                               --            (9.3)         (4.6)
                                                                           ----------    ----------    ----------
Pro forma net earnings                                                     $    679.7    $    471.7    $    443.9
                                                                           ==========    ==========    ==========

Pro forma net earnings per Common Share:
    Basic                                                                  $     2.44    $     1.70    $     1.60
    Diluted                                                                $     2.39    $     1.65    $     1.56

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                   JUNE 30,     JUNE 30,
                                                                    2000         1999
                                                                  ---------    ---------

ASSETS
    Current assets:
      Cash and equivalents                                        $   504.6    $   185.4
      Trade receivables, net                                        1,677.0      1,602.1
      Current portion of net investment in sales-type leases          187.7        152.5
      Inventories                                                   3,865.3      2,940.0
      Prepaid expenses and other                                      636.0        358.8
                                                                  ---------    ---------

        Total current assets                                        6,870.6      5,238.8
                                                                  ---------    ---------

    Property and equipment, at cost:
      Land, buildings and improvements                                761.0        717.3
      Machinery and equipment                                       2,068.7      1,999.8
      Furniture and fixtures                                          108.1         81.8
                                                                  ---------    ---------
        Total                                                       2,937.8      2,798.9
      Accumulated depreciation and amortization                    (1,310.9)    (1,237.4)
                                                                  ---------    ---------
      Property and equipment, net                                   1,626.9      1,561.5

    Other assets:
      Net investment in sales-type leases, less current portion       578.6        454.3
      Goodwill and other intangibles, net                             961.7        942.1
      Other                                                           227.1        207.8
                                                                  ---------    ---------

        Total                                                     $10,264.9    $ 8,404.5
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                        $    19.1    $    28.6
      Current portion of long-term obligations                          9.3         11.6
      Accounts payable                                              3,030.9      2,363.9
      Other accrued liabilities                                     1,202.2        561.2
                                                                  ---------    ---------

        Total current liabilities                                   4,261.5      2,965.3
                                                                  ---------    ---------

    Long-term obligations, less current portion                     1,485.8      1,223.9
    Deferred income taxes and other liabilities                       536.4        645.7

    Shareholders' equity:
      Common Shares, without par value                              1,227.9      1,091.7
      Retained earnings                                             3,173.4      2,544.0
      Common Shares in treasury, at cost                             (329.1)       (17.2)
      Cumulative foreign currency adjustment                          (81.9)       (44.0)
      Other                                                            (9.1)        (4.9)
                                                                  ---------    ---------
        Total shareholders' equity                                  3,981.2      3,569.6
                                                                  ---------    ---------

        Total                                                     $10,264.9    $ 8,404.5
                                                                  =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)



                                                COMMON SHARES                                  CUMULATIVE
                                               ---------------               TREASURY SHARES    FOREIGN                TOTAL
                                               SHARES             RETAINED   ---------------    CURRENCY            SHAREHOLDERS'
                                               ISSUED   AMOUNT    EARNINGS   SHARES   AMOUNT   ADJUSTMENT   OTHER      EQUITY
                                               ------   ------    --------   ------   ------   ----------   -----   -------------

BALANCE, JUNE 30, 1997                          175.3  $1,026.2   $1,741.1    (0.7)  $ (31.6)    $(12.5)    $(5.3)    $2,717.9
Comprehensive income:
  Net earnings                                                       448.5                                               448.5
  Foreign currency translation adjustments                                                        (16.0)                 (16.0)
                                                                                                                      --------
Total comprehensive income                                                                                               432.5
Employee stock plans activity,
   including tax benefits of $35.2 million        2.0      64.9               (0.3)     29.0                 (0.5)        93.4
Treasury shares acquired and shares retired      (1.3)    (25.7)     (12.7)   (0.8)   (104.9)                           (143.3)
Dividends paid                                                       (35.7)                                              (35.7)
Other adjustments                                                                                            (0.5)        (0.5)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)        (0.1)     (0.8)     (35.0)    0.4      25.2        0.6       0.8         (9.2)
                                                -----  --------   --------    ----   -------     ------     -----     --------

BALANCE, JUNE 30, 1998                          175.9  $1,064.6   $2,106.2    (1.4)  $ (82.3)    $(27.9)    $(5.5)    $3,055.1
Comprehensive income:
  Net earnings                                                       481.0                                               481.0
  Foreign currency translation adjustments                                                        (17.0)                 (17.0)
                                                                                                                      --------
Total comprehensive income                                                                                               464.0
Employee stock plans activity,
  including tax benefits of $55.8 million         2.7     100.5               (0.7)     34.8                 (2.9)       132.4
Treasury shares acquired and shares retired      (1.9)    (73.8)      (2.9)    1.7      30.3                  3.5        (42.9)
Dividends paid                                                       (47.5)                                              (47.5)
Stock split effected as a stock dividend and
    cash paid in lieu of fractional shares      103.1                 (0.3)                                               (0.3)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)         0.1       0.5        8.6                          0.9                   10.0
Stock issued for acquisitions and other           0.2      (0.1)      (1.1)                                               (1.2)
                                                -----  --------   --------    ----   -------     ------     -----     --------

BALANCE,  JUNE 30, 1999                         280.1  $1,091.7   $2,544.0    (0.4)  $ (17.2)    $(44.0)    $(4.9)    $3,569.6
Comprehensive income:
  Net earnings                                                       679.7                                               679.7
  Foreign currency translation adjustments                                                        (37.9)                 (37.9)
                                                                                                                      --------
Total comprehensive income                                                                                               641.8
Employee stock plans activity,
  including tax benefits of $42.4 million         4.0     137.5                         (0.2)                (4.2)       133.1
Treasury shares acquired and shares retired                          (22.2)   (7.2)   (311.7)                           (333.9)
Dividends paid                                                       (28.0)                                              (28.0)
Stock issued for acquisitions and other                    (1.3)      (0.1)                                               (1.4)
                                                -----  --------   --------    ----   -------     ------     -----     --------

BALANCE,  JUNE 30, 2000                         284.1  $1,227.9   $3,173.4    (7.6)  $(329.1)    $(81.9)    $(9.1)    $3,981.2
                                                =====  ========   ========    ====   =======     ======     =====     ========

  The accompanying notes are an integral part of these consolidated statements.

                      CARDINAL HEALTH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                         FISCAL YEAR ENDED JUNE 30,
                                                                          ---------------------------------------------------------
                                                                                 2000                1999               1998
                                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $          679.7    $          481.0    $          448.5
    Adjustments to reconcile net earnings to net cash from
      operating activities:
    Depreciation and amortization                                                    245.9               238.2               218.4
    Provision for deferred income taxes                                              127.6               132.4                90.1
    Provision for bad debts                                                           34.4                29.7                23.4
    Change in operating assets and liabilities,
       net of effects from acquisitions:
      Increase in trade receivables                                                 (110.3)             (214.5)             (211.7)
      Increase in inventories                                                       (926.3)             (317.9)             (474.3)
      Increase in net investment in sales-type leases                               (159.5)             (282.3)             (103.3)
      Increase in accounts payable                                                   678.8               229.7               520.9
      Other operating items, net                                                      67.9                81.3                60.0
                                                                          -----------------  ------------------  ------------------

    Net cash provided by operating activities                                        638.2               377.6               572.0
                                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition/divestiture of subsidiaries, net of cash acquired                    (67.5)             (147.5)              (45.8)
    Proceeds from sale of property and equipment                                      39.7                57.9                10.8
    Additions to property and equipment                                             (307.8)             (326.0)             (286.3)
    Purchase of marketable securities available for sale                              (7.7)              (15.6)              (14.2)
    Proceeds from sale of marketable securities available for sale                    56.0                13.5                10.6
    Other                                                                                -                   -                (4.7)
                                                                          -----------------  ------------------  ------------------

    Net cash used in investing activities                                           (287.3)             (417.7)             (329.6)
                                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                               400.7              (207.4)              (89.2)
    Reduction of long-term obligations                                              (157.9)             (118.5)              (49.1)
    Proceeds from long-term obligations, net of issuance costs                         0.5               223.7               111.4
    Proceeds from issuance of Common Shares                                           87.2                62.1                59.2
    Dividends on common shares, minority interests and
      cash paid in lieu of fractional shares                                         (28.0)              (75.7)              (52.3)
    Purchase of treasury shares and other                                           (334.2)              (47.8)             (155.0)
                                                                          -----------------  ------------------  ------------------

    Net cash used in financing activities                                            (31.7)             (163.6)             (175.0)
                                                                          -----------------  ------------------  ------------------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      319.2              (203.7)               67.4

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                            185.4               389.1               321.7
                                                                          -----------------  ------------------  ------------------

CASH AND EQUIVALENTS AT END OF YEAR                                       $          504.6    $          185.4    $          389.1
                                                                          =================  ==================  ==================

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Cardinal Health, Inc., together with its subsidiaries (collectively the "Company"), is a provider of services to the healthcare industry offering an array of value-added pharmaceutical and other healthcare products distribution services and pharmaceutical-related products and services to a broad base of customers. The Company currently conducts its business within four business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. See Note 12 for discussion related to the Company's operating segments.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the mergers with MediQual Systems, Inc. ("MediQual") on February 18, 1998; R.P. Scherer Corporation ("Scherer") on August 7, 1998; Allegiance Corporation ("Allegiance") on February 3, 1999; Pacific Surgical Innovations, Inc. ("PSI") on May 21, 1999; and Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999 (see Note 2). Such business combinations were accounted for under the pooling-of-interests method.

     The Company's fiscal year end is June 30 and Scherer's and PSI's fiscal year ends were March 31 and September 30, respectively. For the fiscal year ended June 30, 1998, the consolidated financial statements combine the Company's fiscal year ended June 30, 1998 with Scherer's fiscal year ended March 31, 1998 and PSI's fiscal year ended September 30, 1998.

     Due to the change in Scherer's fiscal year end from March 31 to conform with the Company's June 30 fiscal year end, Scherer's results of operations for the three months ended June 30, 1998 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Scherer's net revenue and net earnings for this period were $161.6 million and $8.6 million, respectively. Scherer's cash flows from operating and financing activities for this period were $12.6 million and $32.6 million, respectively, while cash flows used in investing activities were $12.2 million. As a result of changing Allegiance's fiscal year end from December 31 to June 30, the results of operations for the six months ended December 31, 1997 are included in the combined results of operations for both the fiscal years ended June 30, 1997 and 1998 and are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Allegiance's total revenue and net earnings for this period were $2.2 billion and $47.9 million, respectively. Allegiance's cash flows from operating activities for this period were $147.2 million, while cash flows used in investing and financing activities were $63.7 million and $83.8 million, respectively.

     In addition, the Company completed several individually immaterial acquisitions during fiscal 2000, 1999 and 1998, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value. Cash payments for interest were $113.5 million, $105.5 million, and $97.4 million and cash payments for income taxes were $106.4 million, $80.0 million, and $157.9 million for fiscal 2000, 1999, and 1998, respectively. See Notes 2 and 4 for additional information regarding non-cash investing and financing activities.

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare distribution activities and are presented net of an allowance for doubtful accounts of $61.6 million and $53.9 million at June 30, 2000 and 1999, respectively.

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are $24.0 million and $19.8 million at June 30, 2000 and 1999, respectively (the current portions are $9.3 million and $9.2 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.6 million and $4.9 million at June 30, 2000 and 1999, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has formed Medicine Shoppe Capital Corporation ("MSCC"), Pyxis Capital Corporation ("PCC") and Cardinal Health Funding LLC ("CHF") as wholly owned subsidiaries of Medicine Shoppe, Pyxis and Griffin Capital Corporation ("Griffin"), respectively. MSCC, PCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to certain financial institutions or to other investors. They are designed to be special purpose, bankruptcy remote entities. Although consolidated to the extent required by generally accepted accounting principles, MSCC, PCC and CHF are separate legal entities from the Company, Medicine Shoppe, Pyxis and Griffin; they each maintain separate financial statements; and their assets will be available first and foremost to satisfy the claims of their creditors.

INVENTORIES. A majority of inventories (approximately 63% in 2000 and 59% in 1999) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost using the first-in, first-out ("FIFO") method or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2000 and 1999 by $46.0 million and $50.4 million, respectively.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are primarily computed using the straight-line method over the estimated useful lives of the assets which range from one to fifty years, including capital lease assets which are amortized over the terms of their respective leases. Amortization of capital lease assets is included in depreciation and amortization expense. At each balance sheet date, the Company assesses the recoverability of its long-lived property, based on a review of projected undiscounted cash flows associated with these assets.

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives that range from ten to forty years. Accumulated amortization was $637.2 million and $599.9 million at June 30, 2000 and 1999, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based primarily on a review of projected undiscounted operating cash flows for each subsidiary.

REVENUE RECOGNITION. The Company records distribution revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. The Company also acts as an intermediary in the ordering and subsequent delivery of bulk shipments of pharmaceutical products, which are classified as bulk deliveries to customer warehouses and are included in total revenue.

     The Company earns franchise and origination fees from its apothecary-style pharmacy franchisees. Franchise fees represent monthly fees based upon franchisees' sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

       Pharmacy management and other service revenues are recognized as the related services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee, or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

     Packaging and liquid fill contract manufacturing revenues are recognized from services provided upon the completion of such services.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Clinical information system license revenue is recognized upon delivery of the software to the customer and the completion of implementation/set up training necessary to operate the software. The portion of the license fee related to system support is deferred and recognized over the annual license period.

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

DERIVATIVE FINANCIAL INSTRUMENT RISK. The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. The Company also periodically enters into foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount. The Company does not use derivative financial instruments for trading or speculative purposes (see
Note 5 for further discussion).

RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses, net of customer reimbursements, were $48.5 million, $49.7 million, and $45.7 million in fiscal 2000, 1999, and 1998, respectively. Customer reimbursements in the amount of $10.4 million, $11.8 million, and $13.0 million were received for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

INCOME TAXES. No provision is made for U.S. income taxes on earnings of foreign subsidiary companies which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings.

PRO FORMA ADJUSTMENT FOR INCOME TAXES. On September 10, 1999, the Company completed a merger transaction with ALP (the "ALP Merger"). As of April 1998, ALP had elected S-Corporation status for income tax purposes. As a result of the merger, ALP terminated its S-Corporation election. The pro forma adjustment for income taxes presents the pro forma tax expense of ALP as if ALP had been subject to federal income taxes during the periods presented (see Note 2).

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

     Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.100, $0.095, and $0.070 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT. As of July 1, 1999, the Company adopted the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS BUSINESS COMBINATIONS. On September 10, 1999, the Company completed the ALP Merger, which was accounted for as a pooling-of-interests. In the ALP Merger, the Company issued approximately 5.8 million Common Shares to ALP stockholders.

     On May 21, 1999, the Company completed a merger transaction with PSI. The Company issued approximately 233,000 Common Shares to PSI shareholders and has accounted for the merger transaction as a pooling-of-interests in the accompanying financial statements.

     In addition to the merger transactions described above, during fiscal 2000, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's medical-surgical distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $63.5 million. Liabilities of the operations assumed were approximately $7.0 million, including debt of $4.0 million. Had the acquisitions taken place July 1, 1999, consolidated results would not have been materially different from reported results.

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

     In addition to the merger transactions described above, during fiscal 1999, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's medical-surgical distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $160.8 million. Liabilities of the operations assumed were approximately $18.9 million, including debt of $3.2 million. Had the acquisitions taken place July 1, 1998, consolidated results would not have been materially different from reported results.

     On February 18, 1998, the Company completed a merger transaction with MediQual (the "MediQual Merger") which was accounted for as a pooling-of-interests. The Company issued approximately 860,000 Common Shares to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase approximately 36,000 Common Shares of the Company.

     During fiscal 1998, the Company made a number of individually immaterial acquisitions for an aggregate purchase price of $47.8 million and exchanged non-monetary assets with a value of approximately $10.5 million to acquire an interest in Source Medical Corporation, a new venture in Canada. All of these acquisitions were accounted for as purchase transactions. Had the acquisitions taken place July 1, 1997, consolidated results would not have been materially different from reported results.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SPECIAL CHARGES
The following is a summary of the special charges for the fiscal years ended June 30, 2000, 1999 and 1998.

                                                              Fiscal Year Ended
                                                                   June 30,
                                                      -----------------------------------
(in millions, except per share amounts)                  2000        1999       1998
-----------------------------------------------------------------------------------------
Transaction and employee-related costs                   $  (3.8)  $  (95.4)    $ (35.7)
ALP transaction bonus                                      (20.3)         -           -
Exit costs                                                 (11.7)      (9.4)       (3.8)
Scherer restructuring costs                                 (9.6)     (26.7)          -
Inventory write-offs                                           -       (4.0)          -
Owen Healthcare, Inc. employee-related costs                   -       (1.1)          -
Canceled merger transaction                                    -        3.7           -
Other integration costs                                    (19.3)     (13.7)       (9.7)
-----------------------------------------------------------------------------------------
Total merger-related costs                               $ (64.7)  $ (146.6)    $ (49.2)
-----------------------------------------------------------------------------------------

Other special charges:
     Facilities closures                                 $   -     $      -     $  (6.1)
     Employee severance                                        -          -        (2.5)
-----------------------------------------------------------------------------------------
Total other special charges                              $     -   $      -     $  (8.6)
-----------------------------------------------------------------------------------------

Total special charges                                    $ (64.7)  $ (146.6)    $ (57.8)
Tax effect of special charges                               14.9       29.0        22.0
Tax benefit for change in tax status                           -          -        11.7
Pro forma ALP taxes                                            -        9.3         4.6
-----------------------------------------------------------------------------------------
Net effect of special charges                            $ (49.8)  $ (108.3)    $ (19.5)
=========================================================================================

Net effect on diluted earnings per share                 $ (0.18)  $  (0.38)    $ (0.06)
=========================================================================================

       Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with ALP, Allegiance and Scherer.

     During the fiscal years presented in the table herein, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

     The Company recorded charges of $9.6 million and $26.7 million during the fiscal years ended June 30, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

          Charges of $4.0 million related to the write-down of impaired inventory associated with the merger transaction with Owen Healthcare, Inc. ("Owen") were recorded during the fiscal year ended June 30, 1999. Also, during fiscal 1999, the

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recorded $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for fiscal 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation ("Bergen") (see Note 15). The actual billings for services provided by third parties engaged by the Company were less than the estimate, resulting in a reduction of the merger-related costs.

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

     Pro Forma Impact. Since April 1998, ALP has been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For the fiscal years ended 1999 and 1998, net earnings would have been reduced by $9.3 million and $4.6 million, respectively, if ALP had been subject to federal income taxes.

     In fiscal 2000, the net effect of various merger-related charges reduced reported net earnings by $49.8 million to $679.7 million and reduced reported diluted earnings per Common Share by $0.18 per share to $2.39 per share. The net of tax effect of the various merger-related costs recorded and pro forma adjustments related to ALP taxes during fiscal 1999 was to reduce reported net earnings by $108.3 million to $481.0 million and to reduce reported diluted earnings per Common Share by $0.38 per share to $1.68 per share. The fiscal 1998 effect of various merger-related charges and other special items recorded and pro forma adjustments related to ALP taxes during fiscal 1998 was to reduce reported net earnings by $19.5 million to $448.5 million and to reduce reported diluted earnings per Common Share by $0.06 per share to $1.58 per share.

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

3.   LEASES
SALES-TYPE LEASES. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                                            June 30,         June 30,
                                                                              2000             1999
                                                                          -------------   ---------------

              Future minimum lease payments receivable                    $      890.3     $       717.7
              Unguaranteed residual values                                        11.1               1.0
              Unearned income                                                   (120.1)           (100.1)
              Allowance for uncollectible minimum lease payments
                receivable                                                       (15.0)            (11.8)
                                                                          -------------    --------------

              Net investment in sales-type leases                                766.3             606.8
                  Less: current portion                                          187.7             152.5
                                                                          -------------    --------------

              Net investment in sales-type leases, less current
              portion                                                     $      578.6     $       454.3
                                                                          =============    ==============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments to be received pursuant to sales-type leases during the next five years are: 2001 - $219.9 million; 2002 - $214.4 million; 2003 - $200.6 million; 2004 - $157.9 million; 2005 - $85.6 million and 2006 and thereafter - $11.9 million.

LEASE RELATED FINANCING ARRANGEMENTS. Pyxis has previously financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. As of June 30, 2000, $22.5 million of lease receivables were owned by the financing company. The agreement with the financing company was amended to terminate Pyxis' obligation to sell lease receivables to the financing company. Due to Pyxis customers upgrading the Pyxis machines or expanding the number of units being leased under the original lease agreements that have been sold to the financing company, Pyxis has been converting the original lease agreements with customers to updated lease agreements. Pyxis has been maintaining these revised leases and not selling them to the financing company to replace the original lease receivables. As a result, Pyxis entered into an agreement with the financing company to pay the financing company the remaining portion of the original lease receivables outstanding at the time of revision over the original terms. The future minimum payments for these notes at June 30, 2000 are: 2001 - $36.2 million; 2002 - $20.1 million and 2003 - $5.4 million, which are classified as part of other liabilities.

4.       SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS
NOTES PAYABLE, BANKS. The Company has entered into various unsecured, uncommitted line-of-credit arrangements that allow for borrowings up to $49.3 million at June 30, 2000, at various money market rates. At June 30, 2000, $19.1 million, at a weighted average interest rate of 7.4%, was outstanding under such arrangements and $28.6 million, at a weighted average interest rate of 6.4%, was outstanding at June 30, 1999. The total available but unused lines of credit at June 30, 2000 was $30.2 million.

LONG-TERM OBLIGATIONS. Long-term obligations consist of the following (in millions):

                                                                             June 30,        June 30,
                                                                               2000            1999
                                                                           --------------  --------------

              6.0% Notes due 2006                                            $     150.0     $     150.0
              6.25% Notes due 2008                                                 150.0           150.0
              6.5% Notes due 2004                                                  100.0           100.0
              6.75% Notes due 2004                                                  99.7            99.7
              7.3% Notes due 2006                                                  127.9           183.2
              7.8% Debentures due 2016                                              75.7           125.2
              7.0% Debentures due 2026 (7 year put option in 2003)                 192.0           199.9
              Commercial paper                                                     509.2            49.2
              Short-term borrowings, reclassified                                   54.2            35.3
              Borrowings under credit agreement; interest averaging
                  6.8% in 1999                                                         -            96.9
              Other obligations;  interest averaging 4.0% in 2000 and
                 6.7% in 1999, due in varying installments
                 through  2020                                                      36.4            46.1
                                                                             ------------    ------------

              Total                                                              1,495.1         1,235.5
                  Less: current portion                                              9.3            11.6
                                                                             ------------    ------------

              Long-term obligations, less current portion                    $   1,485.8     $   1,223.9
                                                                             ============    ============

     The 6.0%, 6.25% and 6.5% Notes represent unsecured obligations of the Company, and the 6.75% Notes represent unsecured obligations of Scherer, which are guaranteed by the Company. The 7.3% Notes and the 7.8% and 7.0% Debentures represent unsecured obligations of Allegiance, which are guaranteed by the Company. These obligations are not redeemable prior to maturity and are not subject to a sinking fund.

     The Company has a commercial paper program, providing for the issuance of up to $1.0 billion in aggregate maturity value of commercial paper. The Company had $509.2 million outstanding under this program at June 30, 2000 with a market interest rate based upon LIBOR. The Company also maintains other short-term credit facilities that allow for borrowings up to $250.0 million. At June 30, 2000 and 1999, $54.2 million and $35.3 million were outstanding under these

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncommitted facilities. The effective interest rate as of June 30, 2000 and 1999 was 6.3% and 6.0%, respectively. The Company also has an unsecured bank credit facility, which provides for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 31, 2001 and $750 million expires on March 31, 2004. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remains unused at June 30, 2000. At June 30, 2000 and 1999, the commercial paper and other short-term borrowings totaling $563.4 million and $84.5 million, respectively, were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings.

     During fiscal 1999, the Company issued $150 million of 6.25% Notes due 2008, the proceeds of which were used for working capital needs due to growth in the Company's business. At June 30, 2000, the Company currently has the capacity to issue $250 million of additional debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

     Certain long-term obligations are collateralized by property and equipment of the Company with an aggregate book value of approximately $27.5 million at June 30, 2000. Maturities of long-term obligations for future fiscal years are 2001 - $9.3 million; 2002 - $568.1 million; 2003 - $2.9 million; 2004 - $201.2 million; 2005 - $1.6 million and 2006 and thereafter - $712.0 million.

5.   FINANCIAL INSTRUMENTS
INTEREST RATE MANAGEMENT. The Company has entered into an interest rate swap agreement with a notional amount of $20.0 million that matures November 2002 to hedge against variable interest rates. The Company exchanged its variable rate position related to a lease agreement for a fixed rate of 7.08%. The Company recognizes in income the periodic net cash settlements under the swap agreement as it accrues.

FOREIGN EXCHANGE RISK MANAGEMENT. In the normal course of business, operations of the Company are exposed to fluctuations in foreign exchange rates. In order to reduce the uncertainty of the impact of foreign exchange rate movements on operations, the Company periodically enters into foreign currency options and forward contracts (principally European currencies and Japanese yen) to hedge certain anticipated sales and firm commitments denominated in foreign currencies. These option and forward contracts typically mature within one year. The Company's forward contracts do not subject it to material risks due to the exchange rate movements because gains and losses on these contracts offset losses and gains and the assets, liabilities, and transactions being hedged. The risk of loss associated with the foreign currency option contracts is limited to the premium paid for the option contracts. Gains and losses on the forward and option contracts are recognized concurrently with the gains and losses from the underlying transactions. Premiums paid on the option contract are amortized in other income/expense over the life of the underlying hedged transactions.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, trade receivables, accounts payables, notes payable-banks and other accrued liabilities at June 30, 2000 and 1999, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $1,455.9 million and $1,233.3 million as compared to the carrying amounts of $1,495.1 million and $1,235.5 million at June 30, 2000 and 1999, respectively. The fair value of the Company's long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows. The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts at the reporting date. The fair values are based on quoted market prices for the same or similar instruments.

   (in millions)

                                                      2000                         1999
                                            --------------------------  ----------------------------

                                             Notional     Fair Value     Notional      Fair Value
                                              Amount     Gain/(Loss)      Amount       Gain/(Loss)
                                            ------------ -------------  ------------  --------------

      Foreign currency forward contracts         $ 17.2          $0.1        $    -          $   -
      Commodity contracts                        $  3.9          $0.1        $  9.6          $(0.3)
      Interest Rate Swaps                        $ 20.0          $  -        $ 20.0          $(0.7)

6.   INCOME TAXES
     Consolidated U.S. income before taxes (in millions)

                                                              Fiscal Year Ended June 30,
                                                       -----------------------------------------
                                                           2000          1999          1998
                                                       -------------  ------------  ------------

                         U.S. Based Operations         $      952.3   $     710.9   $     582.3
                         Non-U.S. Based Operations            125.5          74.4         109.1
                                                       -------------  ------------  ------------

                                                       $    1,077.8   $     785.3   $     691.4
                                                       =============  ============  ============

     The provision for income taxes consists of the following (in millions):

                                                          Fiscal Year Ended June 30,
                                                ------------------------------------------------
                                                    2000             1999             1998
                                                --------------   --------------   --------------
                       Current:
                         Federal                $       221.1    $       123.9    $       113.9
                         State                           21.1             26.3             23.1
                         Foreign                         28.3             21.7             15.8
                                                --------------   --------------   --------------

                           Total                $       270.5    $       171.9    $       152.8

                       Deferred                         127.6            132.4             90.1
                                                --------------   --------------   --------------
                           Total provision      $       398.1    $       304.3    $       242.9
                                                ==============   ==============   ==============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                           Fiscal Year Ended June 30,
                                                 --------------------------------------------------
                                                      2000             1999              1998
                                                 ---------------   ---------------  ---------------
                 Provision at Federal
                    statutory rate                      35.0%             35.0%            35.0%
                 State income taxes, net of
                    Federal benefit                      3.0               3.9              4.1
                 Foreign tax rates                      (2.2)             (3.0)            (4.8)
                 Nondeductible expenses                  1.4               4.5              1.5
                 Other                                  (0.3)             (1.7)            (0.7)

                                                 ---------------   ---------------  ---------------
                    Effective income tax rate           36.9%            38.7%             35.1%
                                                 ===============   ===============  ===============

     Provision has not been made for U.S. or additional foreign taxes on $303.2 million of undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                                                                          June 30,         June 30,
                                                                            2000             1999
                                                                       ---------------  ---------------
               Deferred income tax assets:
                  Receivable basis difference                           $        37.0   $         27.8
                  Accrued liabilities                                            35.5            101.0
                  Net operating loss carryforwards                                8.3              9.1
                  Foreign tax and other credit carryforwards                     10.5             16.5
                  Other                                                           8.9             35.0
                                                                       ---------------  ---------------

                    Total deferred income tax assets                    $       100.2   $        189.4

                  Valuation allowance for deferred income tax assets             (2.7)            (7.0)
                                                                       ---------------  ---------------

                    Net deferred income tax assets                      $        97.5   $        182.4
                                                                       ---------------  ---------------

               Deferred income tax liabilities:
                  Inventory basis differences                                  (180.4)          (138.9)
                  Property-related                                             (199.7)          (218.9)
                  Revenues on lease contracts                                  (178.7)          (165.9)
                  Other                                                          (4.9)             2.7
                                                                       ---------------  ---------------

                    Total deferred income tax liabilities               $      (563.7)  $       (521.0)
                                                                       ---------------  ---------------

                      Net deferred income tax liabilities               $      (466.2)  $       (338.6)
                                                                       ===============  ===============

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                                                           June 30,         June 30,
                                                                             2000             1999
                                                                       ---------------  ---------------

                  Other current assets/(liabilities)                    $     (124.3)   $         82.5
                  Deferred income taxes and other liabilities                 (341.9)           (421.1)
                                                                       ---------------  ---------------

                    Net deferred income tax liabilities                 $     (466.2)   $       (338.6)
                                                                       ===============  ===============

     The Company had Federal net operating loss carryforwards of $2.3 million and state net operating loss carryforwards of $166.9 million at June 30, 2000. A valuation allowance of $2.7 million at June 30, 2000 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The Company's Federal net operating loss carryforwards and a portion of the state net operating loss carryforwards are subject to a change in ownership limitation calculation under Internal Revenue Code Section 382. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of these assets. The Federal net operating loss carryforward begins expiring in 2005 and the state net operating loss carryforward expires through 2020. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually. At June 30, 2000, the Company did not have any foreign tax credit carryforwards.

     Under a tax-sharing agreement with Baxter International, Inc. ("Baxter"), Allegiance will pay for increases and be reimbursed for decreases to the net deferred tax assets transferred on the date of the Baxter spin-off of Allegiance. Such increases or decreases may result from audit adjustments to Baxter's prior period tax returns.

7.   EMPLOYEE RETIREMENT BENEFIT PLANS
     The Company sponsors various retirement and pension plans, including defined benefit and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans which include features under Section 401(k) of the Internal Revenue Code, and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

     Qualified domestic union employees are covered by multi-employer defined benefit pension plans under the provisions of collective bargaining agreements. Benefits under these plans are generally based on the employee's years of service and average compensation at retirement.

     The total expense for employee retirement benefit plans (excluding defined benefit plans (see below)) was as follows (in millions):

                                                                  Fiscal Year Ended June 30,
                                                       -------------------------------------------------
                                                            2000             1999             1998
                                                       ---------------  ---------------  ---------------

                 Defined contribution plans            $         40.6   $         44.3   $         37.9
                 Multi-employer plans                             0.4              0.5              0.5
                                                       ---------------  ---------------  ---------------
                 Total                                 $         41.0   $         44.8   $         38.4
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

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a measurement date of March 31, in millions):

                                                        June 30,
                                        ----------------------------------------
                                                2000                 1999
                                        ------------------- --------------------
Change in benefit obligation:
     Benefit obligation at
        beginning of year               $             98.7  $              86.7
     Service cost                                      4.6                  6.5
     Interest cost                                     5.7                  6.7
     Plan participant contributions                    0.5                  0.7
     Amendments                                          -                  0.2
     Actuarial  loss                                   6.1                  4.6
     Benefits paid                                    (2.8)                (3.7)
     Translation and other adjustments               (12.5)                (3.0)
     Curtailments                                     (0.3)                   -
                                        ------------------- --------------------
Benefit obligation at end of year       $            100.0  $              98.7
                                        ------------------- --------------------

Change in plan assets:
     Fair value of plan assets at
       beginning of year                $             55.7  $              42.2
     Actual return on plan assets                      6.3                 12.2
     Employer contributions                            3.5                  4.9
     Plan participant contributions                    0.5                  0.7
     Benefits paid                                    (2.3)                (2.6)
     Translation and other adjustment                  1.2                 (1.7)
                                        ------------------- --------------------
Fair value of plan assets
     at end of year                     $             64.9  $              55.7
                                        =================== ====================



Funded status                           $            (35.1) $             (43.0)
Unrecognized net actuarial loss                        8.0                  7.5
Unrecognized net transition
     asset                                            (0.4)                (2.0)
Unrecognized prior service cost                        0.2                  0.2
Translation and other adjustment                       0.5                    -
                                        ------------------- --------------------
Net amount recognized                   $            (26.8) $             (37.3)
                                        =================== ====================

Amounts recognized in the
     Consolidated Balance Sheet:
       Prepaid benefit cost             $                -  $               1.6
       Accrued benefit liability                     (26.8)               (38.9)
                                        ------------------- --------------------
Net amount recognized                   $            (26.8) $             (37.3)
                                        =================== ====================

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $98.7 million, $94.9 million, and $63.5 million, respectively, as of June 30, 2000 and $89.4 million, $85.1 million and $47.8 million, respectively, as of June 30, 1999.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Components of the Company's net periodic benefit costs are as follows (in millions):

                                                         For the Fiscal Year Ended June 30,
                                               --------------------------------------------------------
                                                      2000                 1999               1998
                                               ------------------ -------------------- ----------------
Components of net periodic benefit cost:
         Service cost                          $             4.6    $             6.5   $          4.9
         Interest cost                                       5.7                  6.7              5.4
         Expected return on plan assets                     (6.2)                (6.9)            (5.1)
         Amortization of actuarial loss                      0.1                  1.9              1.0
         Amortization of transition obligation               1.9                    -              0.1
         Amortization of prior service cost                    -                  0.3                -
                                               ------------------ -------------------- ----------------
     Net amount recognized                     $             6.1    $             8.5   $          6.3
                                               ================== ==================== ================

     For fiscal 2000 and 1999, the weighted-average actuarial assumptions used in determining the funded status information and net periodic benefit cost information were: discount rate of 6.5% and 6.4%, expected return on plan assets of 7.4% and 6.2% and rate of compensation increase of 4.0% and 3.7%, respectively.

8.   COMMITMENTS AND CONTINGENT LIABILITIES
     The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2000 are:
2001 - $47.0 million; 2002 - $34.3 million; 2003 - $27.7 million; 2004 - $23.3 million; 2005 - $18.7 million and 2006 and thereafter - $35.9 million.

     In addition, the Company has entered into operating lease agreements with several banks for the construction of various new facilities. The initial terms of the lease agreements extend through May 2005, with optional five-year renewal periods. In the event of termination, the Company is required to either purchase the facility or vacate the property and make reimbursement for a portion of unrecovered property cost. The instruments provide for maximum fundings of $406.2 million, which is the total estimated cost of the construction projects. As of June 30, 2000, the amount expended was $279.9 million. Currently, the Company's minimum annual lease payments under the agreements are approximately $18.8 million. Neither the facilities' cost or the minimum annual lease payments are included in the future minimum rental payments disclosed above.

     Rental expense relating to operating leases was approximately $73.7 million, $69.6 million, and $64.8 million in fiscal 2000, 1999 and 1998, respectively. Sublease rental income was not material for any period presented herein.

     As of June 30, 2000, the Company has capital expenditure commitments related primarily to plant expansions and facility acquisitions of approximately $18.0 million.

     The Company and Whitmire Distribution Corporation ("Whitmire"), one of the Company's wholly-owned subsidiaries, as well as other pharmaceutical wholesalers, were named as defendants in a series of purported class action lawsuits regarding the sale of brand name prescription drugs which were later consolidated and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois. On November 30, 1998, the Court ordered judgment as a matter of law in favor of the defendants. On February 22, 2000, the United States Supreme Court denied the plaintiffs' final attempt to appeal the ruling, refusing to grant the plaintiffs' Petition for Writ of Certiorari. The wholesaler defendants, including the Company and Whitmire, entered into a Judgment Sharing Agreement whereby the total exposure for the Company and its subsidiaries is limited to the lesser of $1 million or 1% of any judgment against the wholesalers and the manufacturers and provides for a reimbursement mechanism for legal fees and expenses. The Company and Whitmire have also been named as defendants in a series of related antitrust lawsuits brought by chain drug stores and independent pharmacies who opted out of the federal class action lawsuits, and in a series of state court cases alleging similar claims under various state laws regarding the sale of brand name prescription drugs. The Judgment Sharing Agreement applies to these related cases as well.

     On September 30, 1996, Baxter International, Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of June 30, 2000, there were approximately 533 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of these cases are now beginning to proceed to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of total potential liability, and unable to estimate total potential loss. The Company believes that a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental cleanup costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.

9.   SHAREHOLDERS' EQUITY
     At June 30, 2000 and 1999, the Company's authorized capital shares consisted of (a) 500,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2000 and 1999.

     On March 16, 2000, the Company's Board of Directors authorized the repurchase of up to an aggregate of $750 million of Common Shares. Through June 30, 2000, approximately 7 million Common Shares, having an aggregate cost of $302.8 million, have been repurchased under an accelerated share repurchase program and placed into treasury shares. The 7 million shares repurchased under the program are subject to a future contingent purchase price adjustment to be settled based upon the difference in the market price of the Company's common stock at the time of settlement compared to the market price as of March 16, 2000. The forward stock purchase contract allows the Company to determine the method of settlement. As of June 30, 2000, the cost to settle the transaction would be approximately $115.1 million; when settled the amount will be charged to common shares in treasury.

10.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
     The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

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

     During fiscal 2000, the Company's two largest customers individually accounted for 12% and 14% of operating revenue, respectively. During fiscal 1999 and fiscal 1998, the same two customers individually accounted for 11% and 13% of operating revenue, respectively. These two customers are serviced primarily through the Pharmaceutical Distribution and

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provider Services and Medical-Surgical Products and Services segments. During fiscal 2000, 1999 and 1998, one customer accounted for 52%, 57% and 62% of bulk deliveries, respectively.

11.  STOCK OPTIONS AND RESTRICTED SHARES
     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over two or three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

     The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per Common Share would have been reduced by $21.6 million and $0.08 per share, respectively, for fiscal 2000, $83.1 million and $0.29 per share, respectively, for fiscal 1999, and $33.6 million and $0.12 per share, respectively, for fiscal 1998. During fiscal 1999, stock option grants under the previous Allegiance and Scherer plans vested immediately on the merger date. These accelerated grants increased the fiscal 1999 pro forma effect on net income and diluted earnings per Common Share by $32.9 million and by $0.12 per share, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following summarizes all stock option transactions for the Company under the plans from July 1, 1997 through June 30, 2000, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per share amounts):

                                                                Weighted
                                                Options          Average
                                              Outstanding    Exercise Price
     ----------------------------------------------------------------------
     Balance at June 30, 1997                      20.1          $   19.25
     Granted                                        6.3              43.70
     Exercised                                     (3.7)             14.62
     Canceled                                      (0.9)             21.46
     Change in fiscal year                         (0.7)             28.26
     ----------------------------------------------------------------------
     Balance at June 30, 1998                      21.1              23.96
     Granted                                        3.4              69.61
     Exercised                                     (3.6)             16.80
     Canceled                                      (0.6)             45.60
     ----------------------------------------------------------------------
     Balance at June 30, 1999                      20.3              34.51
     Granted                                        6.4              47.02
     Exercised                                     (3.9)             22.74
     Canceled                                      (1.0)             55.07
     ----------------------------------------------------------------------
     Balance at June 30, 2000                      21.8          $   39.21
     ======================================================================

      Giving retroactive effect to conversion of stock options related to mergers and stock splits, the weighted average fair value of options granted during fiscal 2000, 1999, and 1998 was $17.64, $22.55, and $14.19, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                                        As of June 30,
                                     ------------------------------------------------------
                                           2000              1999               1998
                                     ----------------- ------------------ -----------------
    Risk-free interest rate                     6.25%              5.72%             5.53%
    Expected life                             4 years            4 years           3 years
    Expected volatility                           37%                30%               27%
    Dividend yield                              0.18%              0.18%             0.16%

Information relative to stock options outstanding as of June 30, 2000:

                                            Outstanding                                    Exercisable
                        -----------------------------------------------------     -------------------------------
                                              Weighted
                                              average
                                             remaining          Weighted                            Weighted
    Range of exercise       Options         contractual         average              Options         average
          prices          (in millions)    life in years     exercise price       (in millions)  exercise price
    ------------------- ----------------- ----------------- -----------------     -------------- ----------------
    $ 0.05 - $26.61                  7.1               5.6            $17.57                7.1           $17.57
    $26.78 - $40.58                  3.9               6.6             38.24                3.9            38.24
    $40.71 - $46.75                  6.3               9.1             46.44                0.3            42.24
    $47.38 - $71.00                  4.4               7.9             64.62                0.1            60.35
    $73.38 - $79.56                  0.1               8.6             74.70                  -                -
                        ----------------- ----------------- -----------------     -------------- ----------------
    $  0.05 - $79.56                21.8               7.2            $39.21               11.4           $25.60
                        ================= ================= =================     ============== ================

     As of June 30, 2000, there remained approximately 4.8 million additional shares available to be issued pursuant to the Plans.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to seven years. As of June 30, 2000, approximately 0.3 million shares remained restricted and subject to forfeiture.

     The Company has an employee stock purchase plan under which the sale of 5.0 million of Cardinal's common stock have been authorized. The purchase price is determined by the lower of 85 percent of the closing market price on the date of subscription or 85 percent of the closing market price on the last day of the offering period. At June 30, 2000, subscriptions of 0.3 million were outstanding, however no shares had been issued to employees under the plan.

12.  SEGMENT INFORMATION
     In the prior year, the Company was comprised of three reportable segments:
Pharmaceutical Distribution, Pharmaceutical Services and Medical-Surgical Products. In September 2000, the Company expanded its management reporting structure from three to four reportable segments by separating the Pharmaceutical Services segment primarily into two segments: Pharmaceutical Technologies and Services and Automation and Information Services. Prior period amounts have been restated for this change.

      The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments:
Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services.

     The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, healthcare and beautycare products, therapeutic plasma and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other healthcare providers. In addition, this segment provides services to the healthcare industry through integrated pharmacy management, temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Medical-Surgical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products to hospitals, physician offices, surgery centers and other healthcare providers.

     The Pharmaceutical Technologies and Services segment provides services to the healthcare manufacturing industry through the design of unique drug delivery systems, liquid fill contract manufacturing, comprehensive packaging services, and reimbursement services.

     The Automation and Information Services segment provides services to hospitals and other healthcare providers through pharmacy automation equipment and clinical information system services.

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

     The following tables include revenue and operating earnings for the fiscal years ended June 30, 2000, 1999 and 1998 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

(in millions)                                                                           Revenue
                                                                   --------------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------------------------------------------
Operating revenue:
   Pharmaceutical Distribution and Provider Services                $     18,838.7  $      15,482.2  $      12,468.6
   Medical-Surgical Products and Services                                  4,960.2          4,726.3          4,456.1
   Pharmaceutical Technologies and Services                                1,079.8            938.0            889.0
   Automation and Information Services                                       402.4            411.6            270.6
   Other                                                                     (34.2)             0.4              0.3
                                                                   --------------------------------------------------
Total operating revenue                                             $     25,246.9  $      21,558.5  $      18,084.6
Bulk deliveries to customer warehouses:
   Pharmaceutical Distribution and Provider Services                       4,623.7          3,553.0          2,991.4
                                                                   --------------------------------------------------
Total revenue                                                       $     29,870.6  $      25,111.5  $      21,076.0
                                                                   ==================================================

                                                                                    Operating Earnings
                                                                   --------------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                $        589.1  $         466.8  $         389.2
   Medical-Surgical Products and Services                                    368.0            303.7            247.0
   Pharmaceutical Technologies and Services                                  200.6            160.4            160.8
   Automation and Information Services                                       138.0            141.0             79.5
   Corporate (1)                                                            (100.7)          (172.4)           (76.2)
                                                                   --------------------------------------------------
Total operating earnings                                            $      1,195.0  $         899.5  $         800.3
                                                                   ==================================================


     The following tables include depreciation and amortization expense as well as capital expenditures for the fiscal years ended June 30, 2000, 1999 and 1998 and assets as of June 30, 2000, 1999 and 1998 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

                                                                         Depreciation and Amortization Expense
                                                                   --------------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                $         41.9  $          37.9  $          32.6
   Medical-Surgical Products and Services                                    120.5            119.9            122.8
   Pharmaceutical Technologies and Services                                   48.9             57.6             42.5
   Automation and Information Services                                        15.8              9.1              7.4
   Corporate (1)                                                              18.8             13.7             13.1
                                                                   --------------------------------------------------
Total depreciation and amortization expense                         $        245.9  $         238.2  $         218.4
                                                                   ==================================================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Capital Expenditures
                                                                   --------------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                $         75.9  $          76.7  $          70.1
   Medical-Surgical Products and Services                                    109.8            108.3             80.2
   Pharmaceutical Technologies and Services                                  105.1            126.2            127.3
   Automation and Information Services                                        17.0             14.8              8.7
                                                                   --------------------------------------------------
Total capital expenditures                                          $        307.8  $         326.0  $         286.3
                                                                   ==================================================

                                                                                        Assets
                                                                   --------------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                $      4,514.1  $       3,457.6  $       2,919.7
   Medical-Surgical Products and Services                                  2,899.5          2,823.7          2,731.0
   Pharmaceutical Technologies and Services                                1,291.7          1,230.4          1,101.5
   Automation and Information Services                                     1,044.5            827.3            444.3
   Corporate (2)                                                             341.6             65.5            400.1
                                                                   --------------------------------------------------
Total assets                                                        $     10,091.4  $       8,404.5  $       7,596.6
                                                                   ==================================================

(1) Corporate-operating earnings primarily consist of special charges of $64.7 million, $146.6 million, and $57.8 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

(2) Corporate-assets include primarily corporate cash and cash equivalents, corporate property, plant and equipment, net, unallocated deferred taxes and the elimination of investment in subsidiaries.

The following table presents revenue and long-lived assets by geographic area (in millions):

                                     Revenue                            Long-Lived Assets
                   ---------------------------------------------  ------------------------------
                        For The Fiscal Year Ended June 30,               As of June 30,
                   ---------------------------------------------  ------------------------------
                          2000           1999           1998             2000          1999
                   ---------------------------------------------  ------------------------------
United States        $    28,889.1  $   24,199.5   $   20,336.3     $    1,112.9  $     1,101.7
International                981.5         912.0          739.7            514.0          459.8
                   ---------------------------------------------  ------------------------------
Total                $    29,870.6  $   25,111.5   $   21,076.0     $    1,626.9  $     1,561.5
                   =============================================  ==============================

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
       The following selected quarterly financial data (in millions, except per share amounts) for fiscal 2000 and 1999 has been restated to reflect the pooling-of-interests business combinations as discussed in Note 2.


                                                First         Second         Third         Fourth
                                               Quarter       Quarter        Quarter       Quarter
                                             ------------- -------------- ------------- -------------
Fiscal 2000
    Revenue:
       Operating revenue                     $    5,829.3   $    6,254.3  $    6,400.6   $   6,762.7
       Bulk deliveries to customer
          warehouses                                954.4        1,145.2       1,072.5       1,451.6
                                             ------------- -------------- ------------- -------------
    Total revenue                            $    6,783.7   $    7,399.5  $    7,473.1   $   8,214.3

    Gross margin                             $      654.8   $      721.9  $      739.5   $     770.9
    Selling, general and administrative
      expenses                               $      391.3   $      415.3  $      394.7   $     426.1

    Net earnings                             $      122.0   $      173.5  $      189.5   $     194.7
    Net earnings per Common Share:
      Basic                                  $       0.44   $       0.62  $       0.68   $      0.71
      Diluted                                $       0.43   $       0.61  $       0.67   $      0.69
-----------------------------------------------------------------------------------------------------

                                                First         Second         Third         Fourth
                                               Quarter       Quarter        Quarter       Quarter
                                             ------------- -------------- ------------- -------------
Fiscal 1999
    Revenue:
       Operating revenue                     $    5,017.4   $    5,289.5  $    5,579.5  $    5,672.1
       Bulk deliveries to customer
          warehouses                                781.7          999.8         874.7         896.8
                                             ------------- -------------- ------------- -------------
    Total revenue                            $    5,799.1   $    6,289.3  $    6,454.2  $    6,568.9

    Gross margin                             $      591.4   $      654.6  $      677.7  $      699.3
    Selling, general and administrative
      expenses                               $      373.9   $      401.4  $      397.1  $      408.5

    Net earnings                             $       94.7   $      141.5  $       89.2  $      155.6
    Net earnings per Common Share:
      Basic                                  $       0.34   $       0.51  $       0.32  $       0.56
      Diluted                                $       0.33   $       0.50  $       0.31  $       0.54
-----------------------------------------------------------------------------------------------------


     As more fully discussed in Note 2, merger-related costs and other special charges were recorded in various quarters in fiscal 2000 and 1999. The following table summarizes the impact of such costs, as well as the impact of the pro forma adjustments related to ALP taxes on net earnings and diluted earnings per share in the quarters in which they were recorded (in millions, except per share amounts):

                                                      First             Second           Third            Fourth
                                                     Quarter           Quarter          Quarter          Quarter
                                                  ---------------  ---------------   ---------------  ---------------
Fiscal 2000
    Net earnings                                  $       (29.7)   $        (3.4)    $        (9.1)   $        (7.6)
    Diluted net earnings per Common Share         $       (0.10)   $       (0.01)    $       (0.03)   $       (0.03)
---------------------------------------------------------------------------------------------------------------------
Fiscal 1999
    Net earnings                                  $       (26.3)   $          0.9    $       (71.5)   $       (11.4)
    Diluted net earnings per Common Share         $       (0.10)   $         0.01    $       (0.25)   $       (0.04)
---------------------------------------------------------------------------------------------------------------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending June 30, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which requires adoption during the fourth quarter of fiscal 2001. At this time, the Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements. The Company will continue to analyze the impact of SAB 101, including any amendments or further interpretation, based upon the relevant facts and circumstances at the time of adoption.

15.  TERMINATED MERGER AGREEMENT
     On August 24, 1997, the Company and Bergen announced that they had entered into a definitive merger agreement (as subsequently amended by the parties on March 16, 1998), pursuant to which a wholly owned subsidiary of the Company would be merged with and into Bergen (the "Bergen Merger Agreement"). On March 9, 1998, the FTC filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and Bergen jointly terminated the Bergen Merger Agreement. In accordance with the terms of the Bergen Merger Agreement, the Company was required to reimburse Bergen for $7.0 million of transaction costs upon termination of the Bergen Merger Agreement. Additionally, the termination of the Bergen Merger Agreement caused the costs incurred by the Company (that would not have been deductible had the merger been consummated) to become tax deductible, resulting in a tax benefit of $12.2 million. The obligation to reimburse Bergen and the additional tax benefit are reflected in the consolidated financial statements in the fourth quarter of the fiscal year ended June 30, 1998.

16.  SUBSEQUENT EVENTS
     On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation for approximately $180 million, subject to post-closing adjustments. On July 26, 2000, the Company completed the purchase of a manufacturing facility and the rights to two proprietary, topical drug delivery technologies from Advanced Polymer Systems, Inc. for $25.0 million at closing and contingent future payments totaling potentially an additional $26.5 million. On July 19, 2000, the Company completed the purchase of Rexam Healthcare Packaging's folding-carton manufacturing operations in Guaynabo, Puerto Rico for $32.5 million, subject to post-closing adjustments. All three acquisitions will be accounted for as purchase transactions for financial reporting purposes.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company provided the following disclosure in its Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The Company is required to include this language again in this Form 10-K:

     Cardinal Health, Inc. ("Cardinal") and R.P. Scherer Corporation ("Scherer") completed a merger on August 7, 1998. Cardinal and Allegiance Corporation ("Allegiance") completed a merger on February 3, 1999. Cardinal has historically engaged Deloitte & Touche LLP ("D&T") as its certifying accountant while Scherer has historically engaged Arthur Andersen LLP ("AA") and Allegiance has historically engaged PricewaterhouseCoopers LLP ("PWC") as their certifying accountants.

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

     In connection with their audits for the two most recent fiscal years and through August 30, 1999, there have been no disagreements with D&T or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T or PWC would have caused them to make reference thereto in their reports on the financial statements for such years. In addition, there were no reportable events (as defined in SEC Regulation S-K, Item 304 (a) (1)
(v)) during the two most recent fiscal years and through August 30, 1999.

     Cardinal has requested that D&T and PWC each furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. A copy of D&T's letter, dated September 2, 1999, is filed as Exhibit
16.01 to this Form 10-K. A copy of PWC's letter, dated September 1, 1999, is filed as Exhibit 16.02 to this Form 10-K.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G (3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's 2000 Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS." Certain information relating to senior officers of the Company, including but not limited to, the executive officers of the Company appears at pages 9 through 11 of this Form 10-K, which is hereby incorporated by reference.

ITEM 11:   EXECUTIVE COMPENSATION

     In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "EXECUTIVE COMPENSATION" (other than information set forth under the captions "Human Resources and Compensation Committee Report" and "Shareholder Performance Graph").

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

 (a)(1) The following financial statements are included in Item 8 of this report:

                                                                                                   PAGE
                                                                                                   ----
         Independent Auditors' Reports............................................................  21
         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 2000, 1999 and 1998...........................................................  26
         Consolidated Balance Sheets at June 30, 2000 and 1999....................................  27
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 2000, 1999 and 1998...............................................  28
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 2000, 1999 and 1998...........................................................  29
         Notes to Consolidated Financial Statements...............................................  30

(a)(2) The following Supplemental Schedule is included in this report:

                                                                                                   PAGE
                                                                                                   ----
         Schedule II - Valuation and Qualifying Accounts..........................................  57

    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3)  Exhibits required by Item 601 of Regulation S-K:

  Exhibit     Exhibit Description
  -------
   Number
  -------
        3.01  Amended and Restated Articles of Incorporation of the Registrant,
              as amended (1)

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

      10.01  Stock Incentive Plan of the Registrant, as amended (7)*

      10.02 Directors' Stock Option Plan of the Registrant, as amended and restated (7)*

      10.03 Amended and Restated Equity Incentive Plan of the Registrant, as amended (17)*

      10.04  Form of Nonqualified Stock Option Agreement, as amended (17)*

      10.05  Form of Restricted Shares Agreement, as amended (17)*

      10.06  Form of Directors' Stock Option Agreement, as amended (17)*

      10.07  Cardinal Health, Inc. Directors Deferred Compensation Plan (18)*

      10.08  Allegiance Corporation 1996 Incentive Compensation Program (8)*

      10.09  Allegiance Corporation 1998 Incentive Compensation Program (8)*

      10.10 Allegiance Corporation 1996 Outside Director Incentive Corporation Plan (8)*

      10.11  R.P. Scherer Corporation 1997 Stock Option Plan (9)*

      10.12 R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option Plans (9)*

      10.13  Cardinal Health, Inc. Performance-Based Incentive Compensation Plan
             (10)*

      10.14 Cardinal Health, Inc. Incentive Deferred Compensation Plan, as amended (11)*

      10.15 Form of Agreement, dated February 9, 2000, between the Registrant and each of Messrs. Bennett, Ford, Miller and Rucci*

      10.16 Agreement, dated February 9, 2000, between the Registrant and George L. Fotiades*

      10.17  Agreement, dated February 9, 2000, between the Registrant and John
             C. Kane*

      10.18  Agreement, dated February 9, 2000, between the Registrant and James
             F. Millar *

      10.19  Agreement, dated July 1, 1999, between the Registrant and Stephen
             S. Thomas, as amended (21, except for the amendment thereto which is included as an exhibit to this Annual Report on Form 10-K)*

      10.20 Change in Control Severance Agreement, by and among the Company, Allegiance Corporation and Joseph F. Damico, as amended (12 and 20, except for the Second Amendment thereto which is included as an exhibit to this Annual Report on Form 10-K)*

      10.21 Form of Indemnification Agreement between the Registrant and individual Directors (13)*

      10.22 Form of Indemnification Agreement between the Registrant and individual Officers. (13)*

  Exhibit     Exhibit Description
  ------
  Number
  ------
      10.23 Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter (7)*

      10.24 Agreement dated as of March 16, 2000 between the Registrant and Credit Suisse Financial Products, as amended

      10.25 364-Day Credit Agreement dated as of March 30, 2000 among the Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America NT, as Syndication Agent, Citibank USA, Inc., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent
             (19)

      10.26 Master Agreement and related documents, dated as of July 19, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta, as amended (14 and
             17)

      10.27 Participation Agreement and related documents, dated as of June 23, 1997, among the Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc. (15 and 17)

      10.28 Vendor Program Agreement dated as of October 10, 1991 by and between General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, June 23, 1997 and June 1, 1998 (5), (14) and (15)

      10.29 Pharmaceutical Services Agreement, dated as of August 1, 1996, as amended, between Kmart Corporation and Cardinal Distribution (16 and 17)

      10.30 Wholesale Supply Agreement dated as of August 10, 2000 between the Registrant and CVS Meridian, Inc.

      10.31 Form of Commercial Paper Dealer Agreement 4(2) Program between The Company, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent (17)

      10.32  Partnership Agreement of R.P. Scherer GMBH & Co. KG (5)

      10.33 Five-year Credit Agreement dated as of March 31, 1999 among the Registrant, certain subsidiaries of the Registrant, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of America NT &SA, as Syndication Agent, Citibank, N.A., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent (17)

      16.01 Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K (17)

      16.02 Letter of PricewaterhouseCoopers LLP required by Item 304 of Regulation S-K (17)

      21.01  List of subsidiaries of the Registrant

 Exhibit     Exhibit Description
 -------
  Number
 -------

      23.01  Consent of Arthur Andersen LLP

      23.02  Consent of Deloitte & Touche LLP

      23.03  Consent of Arthur Andersen LLP

      23.04  Consent of PricewaterhouseCoopers LLP

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

(11) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-90423) and incorporated herein by reference.

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

(17) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 0-12591) and incorporated herein by reference.

(18) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-90415) and incorporated herein by reference.

(19) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-12591) and incorporated herein by reference.

(20) Included as an exhibit to Allegiance Corporation's Form S-1/A filed with the Commission on September 30, 1996 (No. 333-12525) and incorporated herein by reference.

(21) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-12591) and incorporated herein by reference.

*            Management contract or compensation plan or arrangement

(b)      Reports on Form 8-K:

On May 26, 2000, the Registrant filed a Current Report on Form 8-K under Item 5, which included supplemental consolidated financial statements of the Company to give retroactive effect to the merger with ALP, which was accounted for as a pooling-of-interests business combination.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              CARDINAL HEALTH, INC.



                                                              By: /s/ Robert D. Walter
                                                              -------------------------------
                                                              Robert D. Walter, Chairman and
                                                              Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                NAME                                         TITLE                                       DATE
---------------------------------------     ------------------------------------------------     ------------------

/s/ Robert D. Walter                        Chairman, Chief Executive Officer and                September 6, 2000
---------------------------------------     Director (principal executive officer)
Robert D. Walter

/s/ Richard J. Miller                       Executive Vice President and Chief Financial         September 6, 2000
---------------------------------------     Officer (principal financial officer)
Richard J. Miller

/s/ Michael E. Beaulieu                     Senior Vice President, Controller and Principal      September 6, 2000
---------------------------------------     Accounting Officer
Michael E. Beaulieu

/s/ John C. Kane                            Vice Chairman, President, Chief Operating Officer    September 6, 2000
---------------------------------------     and Director
John C. Kane

/s/ Dave Bing                               Director                                             September 6, 2000
---------------------------------------
Dave Bing

/s/ Silas S. Cathcart                       Director                                             September 6, 2000
---------------------------------------
Silas S. Cathcart

/s/ George H. Conrades                      Director                                             September 6, 2000
---------------------------------------
George H. Conrades

/s/ John F. Finn                            Director                                             September 6, 2000
---------------------------------------
John F. Finn

/s/ Robert L. Gerbig                        Director                                             September 6, 2000
---------------------------------------
Robert L. Gerbig

/s/ John F. Havens                          Director                                             September 6, 2000
---------------------------------------
John F. Havens

/s/ Regina E. Herzlinger                    Director                                             September 6, 2000
---------------------------------------
Regina E. Herzlinger

/s/ J. Michael Losh                         Director                                             September 6, 2000
---------------------------------------
J. Michael Losh

/s/ John B. McCoy                           Director                                             September 6, 2000
---------------------------------------
John B. McCoy

/s/ Richard C. Notebaert                    Director                                             September 6, 2000
---------------------------------------
Richard C. Notebaert

/s/ Michael D. O'Halleran                   Director                                             September 6, 2000
---------------------------------------
Michael D. O'Halleran

/s/ Melburn G. Whitmire                     Director                                             September 6, 2000
---------------------------------------
Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)



                                                    BALANCE AT   CHARGED TO    CHARGED TO                   CHANGE       BALANCE AT
                                                    BEGINNING     COSTS AND      OTHER                     IN FISCAL        END
                   DESCRIPTION                      OF PERIOD     EXPENSES    ACCOUNTS (1) DEDUCTIONS (2)   YEAR (3)     OF PERIOD
-------------------------------------------------- ------------ ------------ ------------- -------------- ------------  ------------

Fiscal Year 2000:
      Accounts receivable                          $      53.9  $      30.7  $        1.9  $      (24.9)  $         -   $      61.6
      Finance notes receivable                             4.9          0.5          (0.1)         (0.7)            -           4.6
      Net investment in sales-type leases                 11.8          3.2             -             -             -          15.0
                                                   ------------ ------------ ------------- -------------  ------------  ------------

                                                   $      70.6  $      34.4  $        1.8  $      (25.6)  $         -   $      81.2
                                                   ============ ============ ============= =============  ============  ============

Fiscal Year 1999:
      Accounts receivable                          $      64.8  $      29.2  $        1.3  $      (41.4)   $        -   $      53.9
      Finance notes receivable                             6.4            -             -          (1.5)            -           4.9
      Net investment in sales-type leases                  8.8          0.5           2.7          (0.2)            -          11.8
                                                   ------------ ------------ ------------- -------------  ------------  ------------

                                                   $      80.0  $      29.7  $        4.0  $      (43.1)  $         -   $      70.6
                                                   ============ ============ ============= =============  ============  ============

Fiscal Year 1998:
      Accounts receivable                          $      62.9  $      19.1  $        3.3  $      (20.5)  $         -   $      64.8
      Finance notes receivable                             8.2          0.1           0.1          (2.0)            -           6.4
      Net investment in sales-type leases                  4.7          4.2             -          (3.7)          3.6           8.8
                                                   ------------ ------------ ------------- -------------  ------------  ------------

                                                   $      75.8  $      23.4  $        3.4  $      (26.2)  $       3.6   $      80.0
                                                   ============ ============ ============= =============  ============  ============

(1) During fiscal 2000, 1999, and 1998 recoveries of amounts provided for or written off in prior years were $1.5 million, $4.0 million, and $3.4 million, respectively.


(2)   Write-off of uncollectible accounts.

(3)   Change in fiscal year of acquired subsidiary.