Form 10-Q
period 2000-09-30
CARDINAL HEALTH INC
filed 2000-11-13
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2000         Commission File Number 0-12591



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


         The number of Registrant's Common Shares outstanding at the close of business on October 31, 2000 was as follows:

                Common Shares, without par value: 279,118,513
                                                  --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 2000 and 1999 (unaudited)......................................         3

           Condensed Consolidated Balance Sheets at September 30, 2000 and
           June 30, 2000 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2000 and 1999 (unaudited)............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        14


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        14

Item 6.    Exhibits and Reports on Form 8-K...................................................        14


* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         2000                1999
                                                                      -----------         ----------

Revenue:
    Operating revenue                                                 $  6,983.2          $ 5,829.3
    Bulk deliveries to customer warehouses                               1,751.4              954.4
                                                                      -----------         ----------

Total revenue                                                            8,734.6            6,783.7

Cost of products sold:
    Operating cost of products sold                                      6,246.8            5,174.5
    Cost of products sold - bulk deliveries                              1,751.4              954.4
                                                                      -----------         ----------

Total cost of products sold                                              7,998.2            6,128.9

Gross margin                                                               736.4              654.8

Selling, general and administrative expenses                               426.1              391.3

Merger-related costs                                                        17.3               36.8
                                                                      -----------         ----------

Operating earnings                                                         293.0              226.7

Interest expense and other                                                (27.0)             (24.9)
                                                                      -----------         ----------

Earnings before income taxes                                               266.0              201.8

Provision for income taxes                                                  92.8               79.8
                                                                      -----------         ----------

Net earnings                                                          $    173.2          $   122.0
                                                                      ===========         ==========

Earnings per Common Share:
    Basic                                                             $     0.62          $    0.44
    Diluted                                                           $     0.61          $    0.43

Weighted average number of Common Shares outstanding:

    Basic                                                                  277.6              280.0
    Diluted                                                                284.4              286.2

Cash dividends declared per Common Share                              $    0.030          $   0.025


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                     SEPTEMBER 30,      JUNE 30,
                                                                         2000            2000
                                                                     -----------     -----------
ASSETS
    Current assets:
      Cash and equivalents                                           $     491.1     $     504.6
      Trade receivables, net                                             1,904.2         1,677.0
      Current portion of net investment in sales-type leases               198.5           187.7
      Inventories                                                        4,468.4         3,865.3
      Prepaid expenses and other                                           677.5           636.0
                                                                     -----------     -----------

        Total current assets                                             7,739.7         6,870.6
                                                                     -----------     -----------

      Property and equipment, at cost                                    3,025.1         2,937.8
      Accumulated depreciation and amortization                         (1,370.8)       (1,310.9)
                                                                     -----------     -----------
      Property and equipment, net                                        1,654.3         1,626.9

    Other assets:
      Net investment in sales-type leases, less current portion            579.7           578.6
      Goodwill and other intangibles                                     1,045.4           961.7
      Other                                                                205.5           227.1
                                                                     -----------     -----------

        Total                                                        $  11,224.6     $  10,264.9
                                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                           $      10.5     $      19.1
      Current portion of long-term obligations                              10.6             9.3
      Accounts payable                                                   3,429.4         3,030.9
      Other accrued liabilities                                          1,058.8         1,202.2
                                                                     -----------     -----------

        Total current liabilities                                        4,509.3         4,261.5
                                                                     -----------     -----------

    Long-term obligations, less current portion                          1,973.3         1,485.8
    Deferred income taxes and other liabilities                            511.7           536.4

    Shareholders' equity:
      Common Shares, without par value                                   1,324.5         1,227.9
      Retained earnings                                                  3,337.9         3,173.4
      Common Shares in treasury, at cost                                  (315.8)         (329.1)
      Other comprehensive income                                          (107.8)          (81.9)
      Other                                                                 (8.5)           (9.1)
                                                                     -----------     -----------
        Total shareholders' equity                                       4,230.3         3,981.2
                                                                     -----------     -----------

        Total                                                        $  11,224.6     $  10,264.9
                                                                     ===========     ===========


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                            2000         1999
                                                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                          $  173.2     $  122.0
    Adjustments to reconcile net earnings to net cash from operating activities:
       Depreciation and amortization                                                          64.0         61.7
       Provision for bad debts                                                                 3.4          9.6
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                       (142.2)      (157.8)
        Increase in inventories                                                             (504.3)      (627.9)
        Increase in net investment in sales-type leases                                      (11.9)       (15.5)
        Increase in accounts payable                                                         341.9        442.6
        Other operating items, net                                                          (189.1)       (13.3)
                                                                                          --------     --------

    Net cash used in operating activities                                                   (265.0)      (178.6)
                                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                                       (239.9)       (48.3)
    Proceeds from sale of property and equipment                                               1.8          2.6
    Additions to property and equipment                                                      (47.8)       (81.6)
    Other                                                                                        -         48.4
                                                                                          --------     --------

    Net cash used in investing activities                                                   (285.9)       (78.9)
                                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                       488.0        356.0
    Reduction of long-term obligations                                                       (23.8)       (79.0)
    Proceeds from long-term obligations, net of issuance costs                                15.4            -
    Common Shares issued under employee benefit plans                                         66.3          9.9
    Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                            (8.3)        (7.1)
    Other                                                                                     (0.2)       (22.3)
                                                                                          --------     --------

    Net cash provided by financing activities                                                537.4        257.5
                                                                                          --------     --------

NET DECREASE IN CASH AND EQUIVALENTS                                                         (13.5)           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                  504.6        185.4
                                                                                          --------     --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                     $  491.1     $  185.4
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

         The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K"). Without limiting the generality of the foregoing, Note 1 of the "Notes to Consolidated Financial Statements" from the 2000 Form 10-K is specifically incorporated herein by reference.

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

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized loss on investment and net unrealized loss on derivative instruments as follows:

                                                               For the three months ended
           (in millions)                                             September 30,
                                                              ---------------------------
                                                                   2000             1999
                                                              ---------------------------
           Net earnings                                           $ 173.2       $  122.0
           Foreign currency adjustments                             (20.3)           1.9
           Unrealized loss on investment                             (5.4)             -
           Net unrealized loss on derivative instruments             (0.2)             -
                                                              ------------   -----------
           Total comprehensive income                             $ 147.3       $  123.9
                                                              ============   ===========

Note 4. On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation ("BBMC") for approximately $180 million, subject to post-closing adjustments. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. In addition, the Company also completed several other individually immaterial acquisitions during the quarter ended September 30, 2000. These transactions were accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 1999, results of operations would not have differed materially from reported results.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the merger-related costs for the three-month periods ended September 30, 2000 and 1999.

                                                                     Three Months Ended
                                                                       September 30,
         ----------------------------------------------------------------------------------
         (in millions)                                              2000          1999
         ----------------------------------------------------------------------------------
         Transaction and employee-related costs                $   (7.9)      $  (21.3)
         Exit costs                                                (0.1)          (4.3)
         Restructuring costs                                       (1.6)          (6.9)
         Other integration costs                                   (7.7)          (4.3)
         ---------------------------------------------------------------------------------
         Total merger-related costs                            $  (17.3)      $  (36.8)
         Tax effect of merger-related costs                         6.3            7.1
         ---------------------------------------------------------------------------------
         Net effect of merger-related costs                    $  (11.0)      $  (29.7)
         =================================================================================

         During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the three months ended September 30, 1999 was a $10.3 million credit recorded to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

         The Company recorded charges of $1.6 million and $6.9 million during the three months ended September 30, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

         The net of tax effect of the various merger-related costs recorded during the three months ended September 30, 2000 and 1999 was to reduce net earnings by $11.0 million to $173.2 million and by $29.7 million to $122.0 million, respectively, and to reduce reported diluted earnings per Common Share by $0.04 per share to $0.61 per share and by $0.10 per share to $0.43 per share, respectively.

Note 6. The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in four business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. The Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the Company's 2000 Form 10-K.

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

         The Medical-Surgical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these and other products to hospitals, physician offices, surgery centers and other healthcare providers, as well as providing healthcare consulting services.

         The Pharmaceutical Technologies and Services segment provides services to the pharmaceutical manufacturing industry through the design of unique drug delivery systems, liquid fill contract manufacturing, comprehensive packaging services and reimbursement services.

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

         The following table includes revenue and operating earnings for the three-month periods ended September 30, 2000 and 1999 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
           (in millions)                                                                   Net Revenue
                                                                                ----------------------------------
                                                                                     2000              1999
                                                                                ----------------  ----------------
           Operating revenue:
              Pharmaceutical Distribution and Provider Services                        $5,252.0          $4,289.7
              Medical-Surgical Products and Services                                    1,378.5           1,212.8
              Pharmaceutical Technologies and Services                                    272.1             258.9
              Automation and Information Services                                          90.1              69.8
              Other                                                                       (9.5)             (1.9)
                                                                                ----------------  ----------------
           Total operating revenue                                                      6,983.2           5,829.3

           Bulk deliveries to customer warehouses:
              Pharmaceutical Distribution and Provider Services                         1,751.4             954.4
                                                                                ----------------  ----------------

           Total net revenue                                                           $8,734.6          $6,783.7
           -------------------------------------------------------------------------------------------------------


                                                                                       Operating Earnings
                                                                                ----------------------------------
                                                                                     2000              1999
                                                                                ----------------  ----------------
           Operating earnings:
              Pharmaceutical Distribution and Provider Services                          $151.1            $124.3
              Medical-Surgical Products and Services                                      102.6              86.6
              Pharmaceutical Technologies and Services                                     49.9              45.0
              Automation and Information Services                                          23.1              17.1
              Corporate (1)                                                               (33.7)            (46.3)
                                                                                ----------------  ----------------

           Total operating earnings                                                      $293.0            $226.7
           -------------------------------------------------------------------------------------------------------

         (1) Corporate - operating earnings primarily consist of special charges of $17.3 million and $36.8 million for the three months ended September 30, 2000 and 1999 and unallocated corporate depreciation and amortization and administrative expenses.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of September 30, 2000, there were approximately 563 lawsuits involving
         BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

         The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.

Note 8. As of July 1, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

         In September 2000, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for any activities occurring after March 31, 2001. SFAS 140 replaces SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," therefore revising the disclosure for securitizations and other transfers of financial assets or collateral. The Company does not anticipate that the adoption of SFAS 140 will have a material impact on the consolidated financial statements.

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

Note 9. On November 1, 2000, the shareholders of the Company approved, and the Company's articles of incorporation were amended to effect, an increase in the number of authorized Common Shares, without par value, from 500 million to 750 million.

Note 10. During the first quarter of fiscal year 2001, Cardinal Health Funding LLC ("CHF") sold an undivided interest in a defined pool of trade receivables to a bank at amounts approximating their fair value. CHF obtained proceeds of approximately $85 million related to the transaction and all amounts were repaid early in the second quarter of fiscal year 2001. CHF was organized for the sole purpose of buying receivables and selling those receivables to certain financial institutions or other investors.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 2000 and June 30, 2000, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 2000 and 1999.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

RESULTS OF OPERATIONS

Operating Revenue                                                                          Percent of Total
                                                                                          Operating Revenues
                                                                                   ---------------------------------
Three months ended September 30,                                 Growth (1)              2000               1999
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                   22%                  75%                74%
Medical-Surgical Products and Services                              14%                  20%                20%
Pharmaceutical Technologies and Services                             5%                   4%                 4%
Automation and Information Services                                 29%                   1%                 2%

Total Company                                                       20%                  100%               100%
--------------------------------------------------------------------------------------------------------------------

         (1) The growth rate applies to the three-month period ended September 30, 2000 compared to the corresponding period of the prior year.

     Total operating revenue for the three months ended September 30, 2000 increased 20% compared to the same period of the prior year. The majority of the operating revenue increase came from existing customers in the form of increased volume and price increases. A portion of the growth was a result of acquisitions during the quarter ended September 30, 2000 (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). The remainder of the growth came from the addition of new customers, some of which was a result of cross-selling opportunities among the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth over the quarter ended September 30, 1999 was primarily due to strong sales to all customer segments, especially pharmacy chain stores. All operating revenue growth for this segment was internal and was the result of increased volume to existing customers and new contracts.

     The increase in the Medical-Surgical Products and Services segment's operating revenue during the first quarter of fiscal 2001 was mainly due to an increase in sales of distributed products. Bergen Brunswig Medical Corporation ("BBMC") was acquired in the current quarter and accounted for as a purchase transaction. As prior year revenues for this segment were not restated, the inclusion of BBMC revenues for a portion of the quarter ended September 30, 2000 further increased first quarter 2001 revenues over prior year for distributed products.

     The growth in operating revenue for the Pharmaceutical Technologies and Services segment during the first quarter of fiscal 2001 was the result of strong sales volume for all businesses in the segment, with pharmaceutical packaging and liquid fill contract manufacturing being the largest contributors. The pharmaceutical packaging business' growth was attributable to a mix of new customers and increased volume from existing customers. The liquid fill contract manufacturing business' revenue growth was primarily a result of increased volume from existing customers. In addition, cross-selling opportunities among the businesses within this segment contributed to an increase in operating revenue.

     The increase in operating revenue for the Automation and Information Services segment over the first quarter of the prior year was primarily due to sales of new products and existing automation product sales to acute care customers. In addition, the first quarter of fiscal 2000 had lower than average unit sales due to customer concentration on Y2K.

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


Gross Margin                                                   Three Months Ended
                                                                  September 30,
---------------------------------------------------------------------------------------------
(As a percentage of operating revenue)                        2000               1999
---------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services            5.37%               5.74%
Medical-Surgical Products and Services                      22.50%              23.00%
Pharmaceutical Technologies and Services                    32.44%              31.80%
Automation and Information Services                         64.32%              68.79%

Total Company                                               10.55%              11.23%
---------------------------------------------------------------------------------------------

     The decrease in gross margin as a percentage of operating revenue during the quarter ended September 30, 2000 was due primarily to a greater mix of lower margin pharmaceutical distribution during the first quarter of fiscal 2001, as well as a decrease in margins for the Automation and Information Services segment. The Pharmaceutical Distribution and Provider Services segment's mix increased to 75% of total operating revenues for the three months ended September 30, 2000 from 74% for the comparable period of the prior year.

     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased primarily as a result of lower selling margins due to a greater mix of sales to retail pharmacy chains. Such customers have a relatively lower margin in connection with a lower cost of service (see discussion in selling, general and administrative expenses). This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The decrease in the Medical-Surgical Products segment's gross margin for the three months ended September 30, 2000 over the comparable period of prior year was primarily due to the purchase of BBMC. As expected, this transaction shifted product mix toward lower margin distributed products. Excluding the impact of the BBMC acquisition, segment gross margins increased slightly over the first quarter of the prior year.

     The increase in the Pharmaceutical Technologies and Services segment's gross margin was due primarily to the drug delivery development business' improvement as a result of a shift in mix to higher margin pharmaceutical products from lower margin health and nutrition products. Gross margin was also favorably impacted by an improvement in manufacturing processes as a result of improved productivity and ongoing plant modernization.

     The decrease in gross margin for the Automation and Information Services segment for the three months ended September 30, 2000 was primarily due to product mix.

Selling, General and Administrative Expenses                            Three Months Ended
                                                                           September 30,
--------------------------------------------------------------------------------------------------------
(As a percentage of operating revenue)                                  2000              1999
--------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                      2.49%              2.84%
Medical-Surgical Products and Services                                15.06%             15.86%
Pharmaceutical Technologies and Services                              14.08%             14.41%
Automation and Information Services                                   38.68%             44.28%

Total Company                                                          6.10%              6.71%
--------------------------------------------------------------------------------------------------------

     The improvement in selling, general and administrative expenses as a percentage of operating revenue for the three months ended September 30, 2000 reflects economies of scale associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. The overall increase of 9% in selling, general and administrative expenses experienced in the three months ended September 30, 2000 compared to the respective period a year ago, was due primarily to increases in personnel costs and depreciation expense. The increase in selling, general and administrative expenses compares favorably to the 20% growth in operating revenue for the three months ended September 30, 2000 as compared to the same period of prior year.

Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the merger-related costs for the three-month periods ended September 30, 2000 and 1999.


                                                                     Three Months Ended
                                                                        September 30,
--------------------------------------------------------------------------------------------
(in millions)                                                       2000          1999
--------------------------------------------------------------------------------------------
Transaction and employee-related costs                          $  (7.9)      $  (21.3)
Exit costs                                                         (0.1)          (4.3)
Restructuring costs                                                (1.6)          (6.9)
Other integration costs                                            (7.7)          (4.3)
--------------------------------------------------------------------------------------------
Total merger-related costs                                      $ (17.3)      $  (36.8)
Tax effect of merger-related costs                                  6.3            7.1
--------------------------------------------------------------------------------------------
Net effect of merger-related costs                              $ (11.0)      $  (29.7)
============================================================================================

     During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the three months ended September 30, 1999 was a $10.3 million credit recorded to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

     The Company recorded charges of $1.6 million and $6.9 million during the three months ended September 30, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     The net of tax effect of the various merger-related costs recorded during the three months ended September 30, 2000 and 1999 was to reduce net earnings by $11.0 million to $173.2 million and by $29.7 million to $122.0 million, respectively, and to reduce reported diluted earnings per Common Share by $0.04 per share to $0.61 per share and by $0.10 per share to $0.43 per share, respectively.

     The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Allegiance, ALP and BBMC mergers) of approximately $72.7 million ($47.2 million, net of tax) in future periods (primarily fiscal 2001 and 2002) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 35% and 40% for the first quarters of fiscal 2001 and 2000, respectively. The decrease in the effective tax rate for the quarter ended September 30, 2000 over the comparable period of prior year was primarily the result of two factors. First, the tax rate decreased due to lower nondeductible items associated with the business combinations in the current year as compared to the prior year. The second factor resulting in a decrease in the effective tax rate was the impact of international and domestic business mix. The provision for income taxes excluding the impact of merger-related charges was 35% and 37% for the quarters ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital increased to $3.2 billion at September 30, 2000 from $2.6 billion at June 30, 2000. This increase from June 30, 2000 included additional investments in inventories and trade receivables of $0.6 billion and $0.2 billion, respectively. Offsetting the increases in current assets was an increase in accounts payable of $0.4 billion. The Company's inventory levels have risen due to the higher volume of current and anticipated business in pharmaceutical distribution activities. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. The increase in trade receivables is less than the Company's operating revenue growth (see "Operating Revenue" above) due to the Company's focus on effective asset management. In addition, the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     During the first quarter of fiscal 2001, the Company increased the capacity under its commercial paper program from $1.0 billion to $1.5 billion in aggregate maturity value. At September 30, 2000, commercial paper with an effective interest rate of 6.6% and an aggregate maturity value of $1.0 billion was outstanding. The Company also maintains a $1.5 billion unsecured bank credit facility. This credit facility exists largely to support issuance of commercial paper and other short-term borrowings.

     Property and equipment, at cost, increased by $87.3 million from June 30, 2000. The increase was the result of two main factors. First, the Company is involved in ongoing plant expansion and manufacturing equipment purchases in certain businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. Second, the Company completed several acquisitions in the first quarter of fiscal year 2001 that were accounted for as purchase transactions (see Note 4 of "Notes to Condensed Consolidated Financial Statements").

     Shareholders' equity increased to $4.2 billion at September 30, 2000 from $4.0 billion at June 30, 2000, primarily due to net earnings of $173.2 million and the investment of $66.3 million by employees of the Company through various employee stock benefit plans. These increases were offset by dividends of $8.3 million.

     The Company filed a combination shelf debt and equity registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on September 29, 2000. The registration increases the Company's shelf common shares and debt capacity for general corporate purposes to an aggregate of $1.0 billion. No securities have been sold under this registration statement.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 10-K for the fiscal year ended June 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q.

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of September 30, 2000, there were approximately 563 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

  Exhibit      Exhibit Description
  -------      -------------------
  Number
  ------

        27.01  Financial Data Schedule - Three months ended September 30, 2000

        99.01  Statement Regarding Forward-Looking Information (1)

--------------


         (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (No. 0-12591) and incorporated herein by reference.


(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARDINAL HEALTH, INC.




Date:    November 13, 2000     By: /s/ Robert D. Walter
                                   -------------------------------------------
                                   Robert D. Walter
                                   Chairman and Chief Executive Officer




                               By: /s/ Richard J. Miller
                                   -------------------------------------------
                                   Richard J. Miller
                                   Executive Vice President and Chief Financial
                                   Officer