Form 10-Q
period 2000-12-31
CARDINAL HEALTH INC
filed 2001-02-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended December 31, 2000           Commission File Number 0-12591



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

         The number of Registrant's Common Shares outstanding at the close of business on January 31, 2001 was as follows:

                  Common Shares, without par value: 280,367,358
                                                   -------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 2000 and 1999 (unaudited).......................................         3

           Condensed Consolidated Balance Sheets at December 31, 2000 and
           June 30, 2000 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2000 and 1999 (unaudited).............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        14


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        14

Item 4.    Submission of Matters to a Vote of Security Holders................................        15

Item 6.    Exhibits and Reports on Form 8-K...................................................        15

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                    -----------------------       -------------------------
                                                      2000           1999           2000            1999
                                                    --------       --------       ---------       ---------
Revenue:
   Operating revenue                                $7,745.1       $6,254.3       $14,728.3       $12,083.6

   Bulk deliveries to customer warehouses            1,892.8        1,145.2         3,644.2         2,099.6
                                                    --------       --------       ---------       ---------

Total revenue                                        9,637.9        7,399.5        18,372.5        14,183.2


Cost of products sold:
   Operating cost of products sold                   6,936.1        5,532.7        13,182.9        10,707.2
   Cost of products sold - bulk deliveries           1,892.8        1,144.9         3,644.2         2,099.3
                                                    --------       --------       ---------       ---------

Total cost of products sold                          8,828.9        6,677.6        16,827.1        12,806.5

Gross margin                                           809.0          721.9         1,545.4         1,376.7

Selling, general and administrative expenses           445.4          415.3           871.5           806.6

Merger-related costs                                     7.0            5.5            24.3            42.3
                                                    --------       --------       ---------       ---------

Operating earnings                                     356.6          301.1           649.6           527.8

Interest expense and other                             (30.5)         (26.8)          (57.5)          (51.7)
                                                    --------       --------       ---------       ---------

Earnings before income taxes                           326.1          274.3           592.1           476.1

Provision for income taxes                             116.9          100.8           209.7           180.6
                                                    --------       --------       ---------       ---------

Net earnings                                        $  209.2       $  173.5       $   382.4       $   295.5
                                                    ========       ========       =========       =========

Earnings per Common Share:
   Basic                                            $   0.75       $   0.62       $    1.37       $    1.05
   Diluted                                          $   0.73       $   0.61       $    1.34       $    1.03

Weighted average number of Common Shares outstanding:

   Basic                                               279.3          280.4           278.5           280.2
   Diluted                                             286.4          285.1           285.5           285.8

Cash dividends declared per Common Share            $  0.030       $  0.025       $   0.060       $   0.050

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                    DECEMBER 31,     JUNE 30,
                                                                        2000            2000
                                                                    ------------     ---------
ASSETS
  Current assets:
    Cash and equivalents                                             $   416.2       $   504.6
    Trade receivables, net                                             2,225.3         1,677.0
    Current portion of net investment in sales-type leases               218.4           187.7
    Inventories                                                        5,206.8         3,865.3
    Prepaid expenses and other                                           707.9           636.0
                                                                     ---------       ---------

      Total current assets                                             8,774.6         6,870.6
                                                                     ---------       ---------

    Property and equipment, at cost                                    3,084.0         2,937.8
    Accumulated depreciation and amortization                         (1,395.9)       (1,310.9)
                                                                     ---------       ---------
    Property and equipment, net                                        1,688.1         1,626.9

  Other assets:
    Net investment in sales-type leases, less current portion            600.8           578.6
    Goodwill and other intangibles                                     1,022.2           961.7
    Other                                                                240.7           227.1
                                                                     ---------       ---------

      Total                                                          $12,326.4       $10,264.9
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable, banks                                             $    20.6       $    19.1
    Current portion of long-term obligations                               7.6             9.3
    Accounts payable                                                   4,350.0         3,030.9
    Other accrued liabilities                                            976.9         1,202.2
                                                                     ---------       ---------

      Total current liabilities                                        5,355.1         4,261.5
                                                                     ---------       ---------

  Long-term obligations, less current portion                          1,980.5         1,485.8
  Deferred income taxes and other liabilities                            659.0           536.4

  Shareholders' equity:
    Common Shares, without par value                                   1,363.4         1,227.9
    Retained earnings                                                  3,537.6         3,173.4
    Common Shares in treasury, at cost                                  (453.6)         (329.1)
    Other comprehensive income                                          (108.8)          (81.9)
    Other                                                                 (6.8)           (9.1)
                                                                     ---------       ---------

      Total shareholders' equity                                       4,331.8         3,981.2
                                                                     ---------       ---------

      Total                                                          $12,326.4       $10,264.9
                                                                     =========       =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                              2000             1999
                                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                            $    382.4       $    295.5
   Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation and amortization                                                             130.7            125.3
      Provision for bad debts                                                                     8.0             14.0
      Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                          (458.4)          (301.4)
        Increase in inventories                                                              (1,237.1)        (1,102.3)
        Increase in net investment in sales-type leases                                         (52.9)           (65.8)
        Increase in accounts payable                                                          1,252.3            675.5
        Other operating items, net                                                             (147.5)            76.5
                                                                                           ----------       ----------

   Net cash used in operating activities                                                       (122.5)          (282.7)
                                                                                           ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                           (262.3)           (62.6)
   Proceeds from sale of property and equipment                                                   3.6             14.5
   Additions to property and equipment                                                         (129.0)          (149.3)
   Other                                                                                           --             48.3
                                                                                           ----------       ----------

   Net cash used in investing activities                                                       (387.7)          (149.1)
                                                                                           ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short-term debt                                            96.9            693.8
   Reduction of long-term obligations                                                           (12.1)          (140.8)
   Proceeds from long-term obligations, net of issuance costs                                   409.2               --
   Common shares issued under employee benefit plans                                             84.1             20.6
   Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                              (16.7)           (14.1)
   Purchase of treasury shares                                                                 (138.1)           (22.6)
   Other                                                                                         (1.5)              --
                                                                                           ----------       ----------

   Net cash provided by financing activities                                                    421.8            536.9
                                                                                           ----------       ----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                                 (88.4)           105.1

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                     504.6            185.4
                                                                                           ----------       ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                      $    416.2       $    290.5
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

           In March 2000, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $750 million. Through December 31, 2000, 7 million Common Shares, having an aggregate cost of approximately $440.2 million had been repurchased via an accelerated share repurchase program and placed into treasury shares. In connection with the proposed merger with Bindley Western Industries, Inc. ("Bindley") (see Note 10), the Company's Board of Directors rescinded the remainder of this repurchase program.

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

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized loss on investment and net unrealized loss on derivative instruments as follows:

                                                      For the three months ended          For the six months ended
             (in millions)                                    December 31,                       December 31,
                                                        2000               1999            2000               1999
                                                       ------             ------          ------             ------

             Net earnings                              $209.2             $173.5          $382.4             $295.5
             Foreign currency adjustments                (0.7)              (1.2)          (21.0)               0.7
             Unrealized loss on investment                 --                 --            (5.4)                --
             Net unrealized loss on derivative
                  instruments                            (0.3)                --            (0.5)                --
                                                       ------             ------          ------             ------
             Total comprehensive income                $208.2             $172.3          $355.5             $296.2
                                                       ======             ======          ======             ======

Note 4. On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation ("BBMC") for approximately $180 million, subject to post-closing adjustments. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. In addition, the Company also completed several other individually immaterial acquisitions during the quarter and six months ended December 31, 2000. These transactions were accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 1999, results of operations would not have differed materially from reported results.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the merger-related costs for the three and six-month periods ended December 31, 2000 and 1999.

                                                           Three months ended                Six months ended
                                                               December 31,                    December 31,
             ------------------------------------------------------------------------------------------------------
             (in millions)                                 2000            1999            2000             1999
             ------------------------------------------------------------------------------------------------------
             Transaction and employee-related costs       $(2.8)           $(0.4)         $(10.7)          $(21.7)
             Exit costs                                    (0.1)            (0.5)           (0.2)            (4.8)
             Restructuring costs                             --             (0.1)           (1.6)            (7.0)
             Other integration costs                       (4.1)            (4.5)          (11.8)            (8.8)
             ------------------------------------------------------------------------------------------------------
             Total merger related costs                   $(7.0)           $(5.5)         $(24.3)          $(42.3)
             Tax effect of merger related costs             1.6              2.1             7.9              9.2
             ------------------------------------------------------------------------------------------------------
             Net effect of special charges                 $(5.4)          $(3.4)         $(16.4)          $(33.1)
             ======================================================================================================

           During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the first quarter of fiscal 2000 was a $10.3 million credit recorded to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

           The Company recorded charges of $1.6 million and $7.0 million during the six months ended December 31, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

           The net of tax effect of the various merger-related costs recorded during the three months ended December 31, 2000 and 1999 was to reduce net earnings by $5.4 million to $209.2 million and by $3.4 million to $173.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.73 per share and by $0.01 per share to $0.61 per share, respectively. The net of tax effect of the various merger-related costs recorded during the six months ended December 31, 2000 and 1999 was to reduce net earnings by $16.4 million to $382.4 million and by $33.1 million to $295.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.06 per share to $1.34 per share and by $0.12 per share to $1.03 per share, respectively.

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

           The Pharmaceutical Technologies and Services segment provides services to the pharmaceutical manufacturing industry through the design of unique drug delivery systems, liquid fill contract manufacturing and comprehensive packaging services.

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

           The following table includes revenue and operating earnings for the three and six-month periods ended December 31, 2000 and 1999 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                                For the three months ended     For the six months ended
                                                                       December 31,                   December 31,
                                                                --------------------------     ------------------------
             (in millions)                                             Net Revenue                   Net Revenue
                                                                 -----------------------       ------------------------
                                                                   2000           1999           2000           1999
                                                                 --------       --------       ---------      ---------
             Operating revenue:
                Pharmaceutical Distribution and Provider
                    Services                                     $5,885.3       $4,607.9       $11,137.3      $ 8,897.6
                Medical-Surgical Products and Services            1,473.7        1,279.2         2,852.2        2,492.0
                Pharmaceutical Technologies and Services            286.6          262.7           558.7          521.6
                Automation and Information Services                 119.5          104.1           209.6          173.9
                Other                                               (20.0)           0.4           (29.5)          (1.5)
                                                                 --------       --------       ---------      ---------
             Total operating revenue                              7,745.1        6,254.3        14,728.3       12,083.6

             Bulk deliveries to customer warehouses:
                Pharmaceutical Distribution and Provider
                    Services                                      1,892.8        1,145.2         3,644.2        2,099.6
                                                                 --------       --------       ---------      ---------
             Total net revenue                                   $9,637.9       $7,399.5       $18,372.5      $14,183.2
                                                                 ========       ========       =========      =========

                                                                   Operating Earnings             Operating Earnings
                                                                  ---------------------          ---------------------
                                                                   2000           1999            2000           1999
                                                                  ------         ------          ------         ------
             Operating earnings:
                Pharmaceutical Distribution and Provider
                    Services                                      $174.6         $135.1          $325.7         $259.4
                Medical-Surgical Products and Services             105.0           88.9           207.6          175.5
                Pharmaceutical Technologies and Services            58.9           51.3           108.8           96.3
                Automation and Information Services                 45.4           38.9            68.5           56.0
                Corporate (1)                                      (27.3)         (13.1)          (61.0)         (59.4)
                                                                  ------         ------          ------         ------
             Total operating earnings                             $356.6         $301.1          $649.6         $527.8
                                                                  ======         ======          ======         ======

           (1) Corporate - operating earnings primarily consist of special charges of $7.0 million and $5.5 million for the three months ended December 31, 2000 and 1999, respectively, and $24.3 million and $42.3 million for the six months ended December 31, 2000 and 1999, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, assumed the defense of litigation involving claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of December 31, 2000, there were approximately 571 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

           The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not believe that the outcome of any pending litigation will have a material adverse effect on the Company's condensed consolidated financial statements.

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

           In September 2000, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for any activities occurring after March 31, 2001. SFAS 140 replaces SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", therefore revising the disclosure for securitizations and other transfers of financial assets or collateral. The Company does not anticipate that the adoption of SFAS 140 will have a material impact on the consolidated financial statements.

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

Note 9. The Company periodically sells trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. During the quarter ended December 31, 2000, the SPE, which is consolidated by the Company, issued $400 million in preferred debt securities to parties not affiliated with the Company. Those preferred securities must be retired or redeemed before the Company can have access to the SPE's receivables.

Note 10. On December 4, 2000, the Company announced that it had entered into a definitive merger agreement with Bindley, pursuant to which Bindley will become a wholly owned subsidiary of the Company in a stock-for-stock merger. This merger transaction is expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bindley will receive 0.4275 of a Company common share in exchange for each outstanding common share of Bindley. The Bindley shareholders have approved the merger, which will become effective at 5:00 pm on February 14, 2001.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 2000 and June 30, 2000, and for the condensed consolidated statements of earnings for the three and six-month periods ended December 31, 2000 and 1999.

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

RESULTS OF OPERATIONS

Operating Revenue                                       Three months ended                    Six months ended
                                                         December 31, 2000                    December 31, 2000
                                                 --------------------------------------------------------------------
                                                               Percent of Total                     Percent of Total
                                                 Growth (1)   Operating Revenues      Growth (1)   Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
     Services                                        28%              76%                 25%              76%
Medical-Surgical Products and Services               15%              19%                 14%              19%
Pharmaceutical Technologies and Services              9%               4%                  7%               4%
Automation and Information Services                  15%               1%                 21%               1%

Total Company                                        24%             100%                 22%             100%
--------------------------------------------------------------------------------   ----------------------------------

     (1) The growth rate applies to the applicable three and six-month periods ended December 31, 2000 compared to the corresponding periods of the prior year.

     Total operating revenue for the three and six months ended December 31, 2000 increased 24% and 22%, respectively, compared to the same period of the prior year. The majority of the operating revenue increase came from existing customers in the form of increased volume and price increases. A portion of the growth was a result of acquisitions during the six months ended December 31, 2000 (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). The remainder of the growth came from the addition of new customers.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and six months ended December 31, 2000 was primarily due to strong sales to all customer segments, especially pharmacy chain stores. All operating revenue growth for this segment was internal and was the result of increased volume to existing customers and new contracts.

     The increase in the Medical-Surgical Products and Services segment's operating revenue over the quarter and six months ended December 31, 1999 was mainly due to an increase in sales of distributed products. Bergen Brunswig Medical Corporation ("BBMC") was acquired in the first quarter of fiscal 2001 and accounted for as a purchase transaction. As prior year revenues for this segment were not restated, the inclusion of BBMC revenues for the three and six months ended December 31, 2000 significantly increased revenues over the prior year for distributed products.

     The growth in operating revenue for the Pharmaceutical Technologies and Services segment during the second quarter and first six months of fiscal 2001 was the result of higher sales volume in each of the businesses in the segment, led by liquid fill contract manufacturing. The growth was attributable to a mix of new products and customers and increased volume from existing customers. The liquid fill contract manufacturing business' revenue growth was primarily a result of increased volume from existing customers. In addition, cross-selling opportunities among the businesses within this segment contributed to the increase in operating revenue.

     The increase in operating revenue for the Automation and Information Services segment during the three and six months ended December 31, 2000 was primarily due to sales of new products and further penetration of the market with existing automation products.

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

Gross Margin                                                   Three months ended             Six months ended
                                                                  December 31,                  December 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             5.31%          5.69%          5.33%          5.71%
Medical-Surgical Products and Services                       21.60%         22.97%         22.03%         22.99%
Pharmaceutical Technologies and Services                     35.77%         34.96%         34.15%         33.39%
Automation and Information Services                          68.30%         69.94%         66.59%         69.48%

Total Company                                                10.44%         11.54%         10.49%         11.39%
--------------------------------------------------------------------------------------------------------------------

     The decrease in consolidated gross margin as a percentage of operating revenue during the three and six months ended December 31, 2000 was due primarily to a greater mix of lower margin pharmaceutical distribution during the quarter and six-month periods ended December 31, 2000, as well as a decrease in margins for the Medical-Surgical Products and Services and Automation and Information Services segments. The Pharmaceutical Distribution and Provider Services segment's mix increased to 76% of total operating revenues for both the three and six months ended December 31, 2000 from 74% during each of the comparable periods of the prior year.

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

     The decrease in the Medical-Surgical Products segment's gross margin during the three and six-month periods ended December 31, 2000 over the comparable periods of prior year was primarily due to the purchase of BBMC. As expected, this transaction shifted product mix toward lower margin distributed products. Excluding the impact of the BBMC acquisition, segment gross margin was relatively unchanged from the prior year.

     The increase in the Pharmaceutical Technologies and Services segment's gross margin was due primarily to the continued focus on higher margin pharmaceutical products and services, especially in liquid fill contract manufacturing, which had the strongest growth in this segment. Gross margin was also favorably impacted by better profitability on certain vitamin products, as well as an improvement in manufacturing processes as a result of improved productivity and ongoing plant modernization.

     The decrease in gross margin for the Automation and Information Services segment for the periods ended December 31, 2000 was primarily due to product mix with the "supply" product line (which carries a lower margin, as well as a lower cost to service) growing faster than the "medication" product line.

Selling, General & Administrative Expenses                     Three months ended             Six months ended
                                                                  December 31,                  December 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             2.34%          2.76%          2.41%          2.80%
Medical-Surgical Products and Services                       14.43%         16.02%         14.74%         15.95%
Pharmaceutical Technologies and Services                     15.22%         15.41%         14.67%         14.91%
Automation and Information Services                          30.31%         32.54%         33.91%         37.25%

Total Company                                                 5.75%          6.64%          5.92%          6.67%
--------------------------------------------------------------------------------------------------------------------

     The improvement in selling, general and administrative expenses as a percentage of operating revenue for the three and six-month periods ended December 31, 2000 reflects economies of scale associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. The overall increase of 7% and 8% in selling, general and administrative expenses experienced in the three and six months ended December 31, 2000 compared to the respective periods a year ago, was due primarily to increases in personnel costs and depreciation expense. The increase in selling, general and administrative expenses compares favorably to the 24% and 22% growth in operating revenue for the three and six months ended December 31, 2000.

Merger-Related Costs. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the merger-related costs for the three and six-month periods ended December 31, 2000 and 1999.

                                                         Three months ended                Six months ended
                                                            December 31,                     December 31,
   ------------------------------------------------------------------------------------------------------------
   (in millions)                                       2000             1999            2000             1999
   ------------------------------------------------------------------------------------------------------------
   Transaction and employee-related costs             $(2.8)           $(0.4)         $(10.7)          $(21.7)
   Exit costs                                          (0.1)            (0.5)           (0.2)            (4.8)
   Restructuring costs                                   --             (0.1)           (1.6)            (7.0)
   Other integration costs                             (4.1)            (4.5)          (11.8)            (8.8)
   ------------------------------------------------------------------------------------------------------------
   Total merger related costs                         $(7.0)           $(5.5)         $(24.3)          $(42.3)
   Tax effect of merger related costs                   1.6              2.1             7.9              9.2
   ------------------------------------------------------------------------------------------------------------
   Net effect of special charges                      $(5.4)           $(3.4)         $(16.4)          $(33.1)
   ============================================================================================================

     During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transaction. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the first quarter of fiscal 2000 was a $10.3 million credit recorded to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs. Exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer. Other integration costs include charges related to integrating the operations of previous merger transactions.

     The Company recorded charges of $1.6 million and $7.0 million during the six months ended December 31, 2000 and 1999, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     The net of tax effect of the various merger-related costs recorded during the three months ended December 31, 2000 and 1999 was to reduce net earnings by $5.4 million to $209.2 million and by $3.4 million to $173.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.73 per share and by $0.01 per share to $0.61 per share, respectively. The net of tax effect of the various merger-related costs recorded during the six months ended December 31, 2000 and 1999 was to reduce net earnings by $16.4 million to $382.4 million and by $33.1 million to $295.5 million, respectively, and to reduce reported diluted earnings per Common Share by $0.06 per share to $1.34 per share and by $0.12 per share to $1.03 per share, respectively.

     The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Allegiance, ALP and BBMC mergers) of approximately $65.7 million ($42.7 million, net of tax) in future periods (primarily fiscal 2001 and 2002) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings was 35.8% and 36.8%, respectively for the second quarters of fiscal 2001 and 2000 and 35.4% and 37.9%, respectively for the six-month periods ending December 31, 2000 and 1999. The decrease in the effective tax rate for the periods was primarily the result of two factors. First, the tax rate decreased due to lower nondeductible items associated with the business combinations in the current year as compared to the prior year. The second factor resulting in a decrease in the effective tax rate was the favorable mix of international and domestic business. The provision for income taxes excluding the impact of merger-related charges was 35.5% and 36.8%, respectively, for the quarters ended December 31, 2000 and 1999 and 35.3% and 36.6%, respectively, for the six months ended December 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital increased to $3.4 billion at December 31, 2000 from $2.6 billion at June 30, 2000. This increase from June 30, 2000 included additional investments in inventories and trade receivables of $1.3 billion and $0.5 billion, respectively. Offsetting the increases in current assets was an increase in accounts payable of $1.3 billion. The Company's trade receivable and inventory levels have risen due to the higher volume of current business in pharmaceutical distribution activities. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. In addition, the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     During the first quarter of fiscal 2001, the Company increased the capacity under its commercial paper program from $1.0 billion to $1.5 billion in aggregate maturity value. At December 31, 2000, commercial paper with an aggregate maturity value of $0.6 billion was outstanding with a market interest rate based upon LIBOR. The Company also maintains a $1.5 billion unsecured bank credit facility. This credit facility exists largely to support issuance of commercial paper and other short-term borrowings.

     The Company periodically sells trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. During the quarter ended December 31, 2000, the SPE, which is consolidated by the Company, issued $400 million in preferred debt securities to parties not affiliated with the Company. Those preferred securities must be retired or redeemed before the Company can have access to the SPE's receivables (see Note 9 of "Notes to Condensed Consolidated Financial Statements").

     Property and equipment, at cost, increased by $146.2 million from June 30, 2000. The increase was the result of two main factors. First, the Company is involved in ongoing plant expansion and manufacturing equipment purchases in certain businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. Second, the Company completed several acquisitions in the first six months of fiscal year 2001 that were accounted for as purchase transactions (see Note 4 of "Notes to Condensed Consolidated Financial Statements").

     Shareholders' equity increased to $4.3 billion at December 31, 2000 from $4.0 billion at June 30, 2000, primarily due to net earnings of $382.4 million and the investment of $84.1 million by employees of the Company through various employee stock benefit plans. These increases were offset by an increase in treasury stock due to the settlement of the accelerated share repurchase program in the amount of $137.4 million (see Note 2 of "Notes to Condensed Consolidated Financial Statements"). In addition, shareholders' equity decreased due to dividends paid of $16.7 million.

     The Company filed a combination shelf debt and equity registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on September 29, 2000. The registration increases the Company's shelf common shares and debt capacity for general corporate purposes to an aggregate of $1.0 billion as of December 31, 2000. During February 2001, the Company issued 500,000 Common Shares for aggregate proceeds of $47.7 million which are to be used for general corporate purposes. The common shares were issued in order for the Company to be able to satisfy all the conditions to consummation of the merger recently announced by the Company pursuant to which Bindley Western Industries Inc. ("Bindley") will become a subsidiary of the Company. In addition, during February 2001, the Company issued $500 million of 6.75% Notes due 2011, the proceeds of which are to be used for early redemption of Bindley debt and any remaining proceeds to be used for repayment of a portion of the Company's commercial paper and general corporate purposes, which may include working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions and investments.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements.

OTHER

     On December 4, 2000, the Company announced that it had entered into a definitive merger agreement with Bindley, pursuant to which Bindley will become a wholly owned subsidiary of the Company in a stock-for-stock merger. This merger transaction is expected to be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the proposed merger, shareholders of Bindley will receive 0.4275 of a Company common share in exchange for each outstanding common share of Bindley. The Bindley shareholders have approved the merger, which will become effective at 5:00 pm on February 14, 2001.

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

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify certain claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of December 31, 2000, there were approximately 571 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the

Company intends to vigorously defend itself and does not believe that the outcome of any pending litigation will have a material adverse effect on the Company's condensed consolidated financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)       Registrant's 2000 Annual Meeting of Shareholders was held on
          November 1, 2000.

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

(c)       Matters voted upon at the Annual Meeting were as follows:

     (i)  Election of Dave Bing, John F. Finn, John F. Havens and
          Robert D. Walter. The results of the shareholder vote were as follows:
          Mr. Bing - 236,911,651 for, 0 against, 5,527,121 withheld, and 0 broker non-votes; Mr. Finn - 237, 971,531 for, 0 against, 4,467,241 withheld, and 0 broker non-votes; Mr. Havens - 237,834,077 for, 0 against, 4,604,695 withheld, and 0 broker non-votes; Mr. Walter - 237,966,746 for, 0 against, 4,472,026 withheld, and 0 broker non-votes.

    (ii) Adoption of an Amendment to the Company's Articles of Incorporation to Increase the Number of Authorized Common Shares. The results of the shareholder vote were as follows: 238,305,832 for, 3,364,681 against, 768,259 withheld, and 0 broker non-votes.

   (iii) Re-approval of the Material Terms of the Performance Goals under the Cardinal Health, Inc. Performance-Based Incentive Compensation Plan. The results of the shareholder vote were as follows: 237,831,944 for, 3,593,321 against, 1,103,507 withheld, and 0 broker non-votes.

    (iv) Proposal from Shareholders to Phase Out PVC Use in Manufacture of Medical Supplies. The results of the shareholder vote were as follows:
          6,547,936 for, 205,384,515 against, 7,162,217 withhold, and 23,344,104 broker non-votes.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Listing of Exhibits:

 Exhibit Number   Exhibit Description
 --------------   -------------------
     2.01         Agreement and Plan of Merger, dated as of December 2, 2000, among the Registrant, Brick Merger Corp. and Bindley Western
                  Industries, Inc. (1)

     2.02 Stock Option Agreement, dated as of December 2, 2000, between the Registrant and Bindley Western Industries, Inc. (1)

     2.03 Voting/Support Agreement, dated as of December 2, 2000, between the Registrant and William E. Bindley (1)

     2.04 Voting/Support Agreement, dated as of December 2, 2000, between the Registrant and Thomas J. Salentine (1)

     2.05 Voting/Support Agreement, dated as of December 2, 2000, between the Registrant and Michael D. McCormick (1)

     2.06 Voting/Support Agreement, dated as of December 2, 2000, between the Registrant and Keith W. Burks (1)

     3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended. (1) and (2)

 Exhibit Number   Exhibit Description
 --------------   -------------------
    10.01         Extendible Commercial Notes Dealer Agreement 4(2) Program,
                  dated as of November 1, 2000, between the Registrant, as Issuer, and Goldman, Sachs & Co., as Dealer; and Issuing and
                  Paying Agent Agreement dated as of November 1, 2000, between the Registrant, as Issuer, and Bank One, N.A., as Issuing and
                  Paying Agent.

    10.02 Change in Control Severance Agreement, by and among the Registrant, Allegiance Corporation, and Kathy Brittain White; Agreement, dated February 9, 2000 (the "2000 Agreement"), between the Registrant and Kathy Brittain White.* ((3), except for the 2000 Agreement, which is included as an Exhibit to this Report on Form 10-Q)

    10.03 Change in Control Severance Agreement, by and among the Registrant, Allegiance Corporation and Ronald K. Labrum.* (3)

    27.01         Financial Data Schedule - Six months ended December 31, 2000

    99.01         Statement Regarding Forward-Looking Information

------------

     (1) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-53394) and incorporated herein by reference.

     (2) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 0-12591) and incorporated herein by reference.

     (3) Included as an exhibit to Allegiance Corporation's Form S-1/A filed with the Commission on September 30, 1996 (File No. 333-12525) and incorporated herein by reference.

        * Management contract or compensation plan or arrangement.


(b)      Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARDINAL HEALTH, INC.




Date: February 14, 2001               By:  /s/ Robert D. Walter
                                         --------------------------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer




                                      By:  /s/ Richard J. Miller
                                         --------------------------------------
                                           Richard J. Miller
                                           Executive Vice President and
                                           Chief Financial Officer