Form 10-Q
period 2001-03-31
CARDINAL HEALTH INC
filed 2001-05-10
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2001              Commission File Number 0-12591



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

         The number of Registrant's Common Shares outstanding at the close of business on April 30, 2001 was as follows:

                  Common Shares, without par value: 445,839,803

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *


                                                                                                   Page No.
                                                                                                   --------
Part I.    FINANCIAL INFORMATION:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 2001 and 2000 (unaudited)..........................................         3

           Condensed Consolidated Balance Sheets at March 31, 2001 and
           June 30, 2000 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2001 and 2000 (unaudited)................................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        17


Part II.   OTHER INFORMATION:
           -----------------


Item 1.    Legal Proceedings..................................................................        18

Item 5.    Other Information..................................................................        18

Item 6.    Exhibits and Reports on Form 8-K...................................................        19

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            MARCH 31,                 MARCH 31,
                                                        2001        2000          2001         2000
                                                     ----------- ------------  ------------ -----------
Revenue:
   Operating revenue                                 $ 10,334.2     $7,665.9     $28,405.8   $22,172.1
   Bulk deliveries to customer warehouses               2,245.9      1,945.6       7,140.8     5,642.7
                                                     ----------- ------------  ------------ -----------

Total revenue                                          12,580.1      9,611.5      35,546.6    27,814.8

Cost of products sold:
   Operating cost of products sold                      9,388.1      6,874.9      25,771.1    19,909.7
   Cost of products sold - bulk deliveries              2,245.9      1,945.1       7,139.8     5,641.0
                                                     ----------- ------------  ------------ -----------

Total cost of products sold                            11,634.0      8,820.0      32,910.9    25,550.7

Gross margin                                              946.1        791.5       2,635.7     2,264.1

Selling, general and administrative expenses              509.9        425.9       1,469.0     1,289.0

Special charges                                            86.3         10.7         106.6        53.0
                                                     ----------- ------------  ------------ -----------

Operating earnings                                        349.9        354.9       1,060.1       922.1

Interest expense and other                                 43.7         38.9         116.9       100.3
                                                     ----------- ------------  ------------ -----------

Earnings before income taxes                              306.2        316.0         943.2       821.8

Provision for income taxes                                113.3        117.6         339.1       310.0
                                                     ----------- ------------  ------------ -----------

Net earnings                                             $192.9       $198.4        $604.1      $511.8
                                                     =========== ============  ============ ===========

Earnings per Common Share:
   Basic                                                 $ 0.43        $0.45         $1.37       $1.16
   Diluted                                               $ 0.42        $0.44         $1.33       $1.14

Weighted average number of Common Shares outstanding:

   Basic                                                  444.3        440.5         441.6       440.0
   Diluted                                                456.5        449.2         453.9       449.6

Cash dividends declared per Common Share                 $0.020       $0.017        $0.060      $0.050

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                   MARCH 31,           JUNE 30,
                                                                      2001               2000
                                                                 ---------------    ----------------
ASSETS
    Current assets:
      Cash and equivalents                                               $396.2              $539.5
      Trade receivables, net                                            2,862.3             2,398.8
      Current portion of net investment in sales-type leases              214.3               187.7
      Merchandise inventories                                           6,127.7             4,657.0
      Prepaid expenses and other                                          765.1               663.4
                                                                 ---------------    ----------------

        Total current assets                                           10,365.6             8,446.4
                                                                 ---------------    ----------------

      Property and equipment, at cost                                   3,361.1             3,065.5
      Accumulated depreciation and amortization                       (1,502.1)           (1,337.2)
                                                                 ---------------    ----------------
      Property and equipment, net                                       1,859.0             1,728.3

    Other assets:
      Net investment in sales-type leases, less current portion           631.8               578.6
      Goodwill and other intangibles                                    1,142.2             1,043.7
      Other                                                               231.9               227.1
                                                                 ---------------    ----------------

        Total                                                         $14,230.5           $12,024.1
                                                                 ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Short-term obligations                                              $12.1              $414.1
      Current portion of long-term obligations                             11.0                 9.3
      Accounts payable                                                  5,141.9             3,895.1
      Other accrued liabilities                                         1,185.5             1,228.2
                                                                 ---------------    ----------------

        Total current liabilities                                       6,350.5             5,546.7
                                                                 ---------------    ----------------

    Long-term obligations, less current portion                         2,169.8             1,524.5
    Deferred income taxes and other liabilities                           618.0               552.5

    Shareholders' equity:
      Common Shares, without par value                                  1,766.6             1,509.6
      Retained earnings                                                 3,903.3             3,331.7
      Common Shares in treasury, at cost                                (456.4)             (346.6)
      Other comprehensive income                                        (115.9)              (81.9)
      Other                                                               (5.4)              (12.4)
                                                                 ---------------    ----------------
        Total shareholders' equity                                      5,092.2             4,400.4
                                                                 ---------------    ----------------

        Total                                                         $14,230.5           $12,024.1
                                                                 ===============    ================


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2001            2000
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                        $604.1          $511.8
    Adjustments to reconcile net earnings to net cash from operating activities:
       Depreciation and amortization                                                     209.0           199.5
       Provision for bad debts                                                            16.2            17.0
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                  (460.0)         (440.7)
        Increase in merchandise inventories                                          (1,359.6)       (1,404.8)
        Increase in net investment in sales-type leases                                 (79.8)         (108.6)
        Increase in accounts payable                                                   1,135.7           827.6
        Other operating items, net                                                      (77.3)           135.1
                                                                                 --------------  --------------

    Net cash used in operating activities                                               (11.7)         (263.1)
                                                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiary, net of cash acquired                                    (323.3)          (67.5)
    Proceeds from sale of property and equipment                                          17.8            43.3
    Additions to property and equipment                                                (234.8)         (225.5)
    Purchase of marketable securities available for sale                                     -           (7.7)
    Proceeds from sale of marketable securities available for sale                           -            56.1
                                                                                 --------------  --------------

    Net cash used in investing activities                                              (540.3)         (201.3)
                                                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                 (536.1)         1,072.0
    Reduction of long-term obligations                                                  (40.7)         (158.3)
    Proceeds from long-term obligations, net of issuance costs                           917.7               -
    Proceeds from issuance of Common Shares                                              186.9            55.4
    Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                      (26.5)          (22.6)
    Purchase of treasury shares                                                        (138.8)         (341.4)
    Other                                                                                (1.4)           (0.1)
                                                                                 --------------  --------------

    Net cash provided by financing activities                                            361.1           605.0
                                                                                 --------------  --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        (190.9)           140.6

CHANGE IN BINDLEY WESTERN INDUSTRIES' FISCAL YEAR (SEE NOTE 4)                            47.6               -
                                                                                 --------------  --------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              539.5           228.4
                                                                                 --------------  --------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                   $396.2          $369.0
                                                                                 ==============  ==============

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger transaction with Bindley Western Industries, Inc. ("Bindley") on February 14, 2001, which was accounted for as a pooling of interests business combination (see Note 4).

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

         In March 2000, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $750 million. Through March 31, 2001, 7 million Common Shares, having an aggregate cost of approximately $440.2 million had been repurchased via an accelerated share repurchase program and placed into treasury shares. In November 2000, the Company's Board of Directors rescinded the remainder of this repurchase program.

         During the quarter ended March 31, 2001, the Company issued 750,000 Common Shares for aggregate proceeds of $47.7 million, which are to be used for general corporate purposes. The common shares were issued in order for the Company to be able to satisfy all the conditions to consummation of the merger with Bindley (See Note 4).

         On November 1, 2000, the shareholders of the Company approved, and the Company's articles of incorporation were amended to effect an increase in the number of authorized Common Shares, without par value, from 500 million to 750 million.

         On February 27, 2001, the Company declared a three-for-two stock split which was distributed on April 20, 2001 to shareholders of record on April 5, 2001. All share and per share amounts included in the condensed consolidated financial statements have been adjusted to retroactively reflect the stock split.

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized loss on investment and net unrealized loss on derivative instruments as follows:


                                                   For the three months ended          For the nine months ended
             (in millions)                                  March 31,                          March 31,
                                                     2001              2000             2001              2000
                                                 --------------   ---------------   --------------   ---------------
             Net earnings                        $       192.9             198.4    $       604.1             511.8
             Foreign currency adjustments                 (1.5)            (12.5)           (22.6)            (11.8)
             Unrealized loss on investment                   -                 -            (5.4)                 -
             Net unrealized loss on derivative
                  instruments                             (5.5)                -            (6.0)                 -
                                                 -------------    ---------------   --------------   ---------------
             Total comprehensive income          $       185.9     $       185.9    $       570.1     $       500.0
                                                 ==============   ===============   ==============   ===============

Note 4. On February 14, 2001, the Company completed a merger transaction with Bindley ("Bindley Merger") which was accounted for as a pooling of interests. In the Bindley Merger, the Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase approximately 5.1 million Common Shares.

         Bindley's fiscal year end was December 31. As a result of changing Bindley's fiscal year end from December 31 to June 30 during the fiscal year ended June 30, 2001, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operations but are reflected as an adjustment to shareholders' equity. Bindley's net revenue and net earnings excluding special charges were $4.9 billion and $22.9 million, respectively. Including special charges for the same period, Bindley's net loss was $2.8 million. Cash flows from operating activities were $166.7 million, while cash flows used in investing and financing activities were $5.7 million and $113.4 million, respectively.

         The table below presents a reconciliation of total revenue and net earnings available for Common Shares as reported in the accompanying condensed consolidated financial statements with those previously reported by the Company. The term "Cardinal Health" as used in the table below refers to Cardinal Health, Inc. and subsidiaries prior to the Bindley Merger.


                                                           Cardinal
            (in millions)                                   Health          Bindley         Combined
                                                          -----------      ----------     -------------
          Three months ended March 31, 2000
              Total revenue                             $    7,473.1     $   2,138.4     $   9,611.5
              Net earnings                              $      189.5     $       8.9     $     198.4
          Nine months ended March 31, 2000
            Total revenue                               $   21,656.3     $   6,158.5     $  27,814.8
            Net earnings                                $      485.0     $      26.8     $     511.8

         Adjustments affecting net earnings and shareholders' equity as a result of Bindley adopting the Company's accounting practices related solely to the impact of accounting for Bindley's inventory under the LIFO method, which was previously accounted for under the FIFO method. The beginning balance sheet cumulative adjustment was $9.7 million. There were no material intercompany transactions.

         On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation ("BBMC") for approximately $180 million, subject to post-closing adjustments. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. In addition, the Company also completed several other individually immaterial acquisitions during the quarter and nine months ended March 31, 2001 for approximately $61 million and $143 million, respectively. These transactions were accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 1999, results of operations would not have differed materially from reported results.

Note 5. During the three and nine months ended March 31, 2001 and 2000, the Company recorded costs of effecting mergers and subsequently integrating the operations of the various merged companies. These costs are classified as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with Bindley, Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and nine-month periods ended March 31, 2001 and 2000.


         Special Charges                                                 Three Months Ended     Nine Months Ended
                                                                             March 31,              March 31,
         -----------------------------------------------------------------------------------------------------------
         (in millions)                                                      2001       2000      2001        2000
         -----------------------------------------------------------------------------------------------------------
         Merger-Related Costs:
           Transaction costs                                                $ (20.8)  $    -    $ (20.8)   $  (1.8)
           Employee-related costs                                             (29.0)    (1.4)     (39.7)     (21.3)
           Exit costs - distribution center consolidation                     (15.0)       -      (15.0)         -
           Other exit costs                                                       -     (3.6)      (0.2)      (8.4)
           Restructuring costs                                                    -     (0.5)      (1.6)      (7.5)
           Other integration costs                                             (9.7)    (5.2)     (22.5)     (14.0)
         -----------------------------------------------------------------------------------------------------------

         Total merger-related costs                                         $ (74.5)  $(10.7)   $ (99.8)   $ (53.0)

         Other Special Charges:
           Distribution center closures                                       $(4.4)  $    -    $  (4.4)   $     -
           Manufacturing facility closures                                     (2.2)       -       (2.2)         -
           Employee-related costs                                              (5.2)       -       (5.2)         -
           Litigation settlement                                                  -        -        5.0          -
         -----------------------------------------------------------------------------------------------------------

         Total other special charges                                        $ (11.8)  $    -    $  (6.8)   $     -
         -----------------------------------------------------------------------------------------------------------

         Total special charges                                              $ (86.3)  $(10.7)   $(106.6)   $ (53.0)
         Tax effect of special charges                                         24.5      1.6       32.8       10.8
         -----------------------------------------------------------------------------------------------------------
         Net effect of special charges                                      $ (61.8)  $( 9.1)   $ (73.8)   $ (42.2)
         ===========================================================================================================


         Merger-Related Costs
         During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the Bindley and ALP merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the Bindley, ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the nine months ended March 31, 2000 was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

         The Company recorded a charge of $15.0 million during the three months ended March 31, 2001 associated with the Company's plans to consolidate distribution centers as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company has incurred employee-related costs and exit costs related to the termination of contracts and lease agreements during the quarter.

         Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer.

         The Company recorded charges of $1.6 million and $7.5 million during the nine months ended March 31, 2001 and 2000, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

         Other integration costs include charges related to integrating the operations of previous merger transactions.

         Other Special Charges
         During the three months ended March 31, 2001, the Company recorded a special charge of $5.0 million related to the rationalization of its pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate distribution centers and relocate to a more modern distribution center. The remaining amount related to employee severance costs.

         In addition, during the three months ended March 31, 2001, the Company recorded a special charge of $6.8 million related to the rationalization of its health and nutrition manufacturing facilities. Approximately, $2.2 million related to lease exit costs. The remaining amount related to employee severance costs associated with the rationalization.

         During the nine months ended March 31, 2001, Bindley recorded a benefit of approximately $5 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

         The net of tax effect of the various special charges recorded during the three months ended March 31, 2001 and 2000 was to reduce net earnings by $61.8 million to $192.9 million and by $9.1 million to $198.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.14 per share to $0.42 per share and by $0.02 per share to $0.44 per share, respectively. The net of tax effect of the various special charges recorded during the nine months ended March 31, 2001 and 2000 was to reduce net earnings by $73.8 million to $604.1 million and by $42.2 million to $511.8 million, respectively, and to reduce reported diluted earnings per Common Share by $0.16 per share to $1.33 per share and by $0.09 per share to $1.14 per share, respectively.

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

         The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, healthcare and beautycare products, radiopharmaceuticals, therapeutic plasma and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other healthcare providers. In addition, this segment provides services to the healthcare industry through integrated pharmacy management, temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

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

              The following table includes revenue and operating earnings for the three and nine-month periods ended March 31, 2001 and 2000 for each segment and reconciling items necessary to equal amounts reported in the consolidated financial statements:


                                                           For the three months ended    For the nine months ended
                                                                   March 31,                     March 31,
                                                          ----------------------------  -----------------------------
           (in millions)                                         Net Revenue                    Net Revenue
                                                         -----------------------------  ----------------------------
                                                             2001           2000            2001           2000
                                                         -------------- --------------  -------------  -------------
           Operating revenue:
              Pharmaceutical Distribution and Provider
                  Services                               $     8,447.9  $     6,097.8   $   22,928.5   $   17,418.0
              Medical-Surgical Products and Services           1,498.2        1,204.3        4,350.4        3,696.3
              Pharmaceutical Technologies and Services           301.2          283.5          859.9          805.1
              Automation and Information Services                112.3          102.3          321.9          276.2
              Other                                              (25.4)         (22.0)         (54.9)         (23.5)
                                                         -------------- --------------  -------------  -------------
           Total operating revenue                            10,334.2        7,665.9       28,405.8       22,172.1

           Bulk deliveries to customer warehouses:
              Pharmaceutical Distribution and Provider
                  Services                                     2,245.9        1,945.6        7,140.8        5,642.7
                                                         -------------- --------------  -------------  -------------
           Total net revenue                             $    12,580.1  $     9,611.5   $   35,546.6   $   27,814.8


           =========================================================================================================

                                                              Operating Earnings             Operating Earnings
                                                         -----------------------------  ----------------------------
                                                             2001           2000            2001           2000
                                                         -------------- --------------  -------------  -------------
           Operating earnings:
              Pharmaceutical Distribution and Provider
                  Services                               $       257.7  $       187.5   $      640.0   $      486.6
              Medical-Surgical Products and Services             112.0           93.2          320.2          268.6
              Pharmaceutical Technologies and Services            50.0           52.5          158.8          148.9
              Automation and Information Services                 41.1           35.1          109.6           91.1
              Corporate (1)                                     (110.9)         (13.4)        (168.5)         (73.1)
                                                         -------------- --------------  -------------  -------------
           Total operating earnings                      $       349.9  $       354.9   $    1,060.1   $      922.1
           =========================================================================================================

           (1) Corporate operating earnings primarily consist of special charges of $86.3 million and $10.7 million for the three months ended March 31, 2001 and 2000, respectively, and $106.6 million and $53.0 million for the nine months ended March 31, 2001 and 2000, respectively, and unallocated corporate depreciation and amortization and administrative expenses.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify certain claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of March 31, 2001, there were approximately 600 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

         The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's condensed consolidated financial statements.

Note 8. The Company periodically sells trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. During the nine months ended March 31, 2001, the SPE, which is consolidated by the Company, issued $400 million in preferred variable rate debt securities to parties not affiliated with the Company. Those preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables.

         During the nine months ended March 31, 2001, the Company entered into two interest rate swap agreements with a total notional amount of $250 million that mature through January 2003 to hedge interest rate exposures related to a portion of the preferred debt securities.

Note 9. During the quarter ended March 31, 2001, the Company issued $500 million of 6.75% Notes due 2011, the proceeds of which were used primarily for early redemption of Bindley debt. After such issuance, the Company has the capacity to issue approximately $450 million of additional equity or debt securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

         During the nine months ended, March 31, 2001, the Company entered into two interest rate swap agreements with a total notional amount of $250 million that mature through February 2011 to hedge a portion of the change in fair value of the 6.75% Notes related to changes in interest rates.

Note 10. As of July 1, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

         In September 2000, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for any activities occurring after March 31, 2001. SFAS 140 replaces SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", therefore revising the disclosure for securitizations and other transfers of financial assets or collateral. The Company does not anticipate that the adoption of SFAS 140 will have a material impact on the Company's consolidated financial statements.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which requires adoption during the fourth quarter of fiscal 2001. The Company does not anticipate that the adoption of SAB 101 will have a material impact on the Company's consolidated financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis presented below has been prepared to give retroactive effect to the pooling of interests business combination with Bindley Western Industries, Inc. ("Bindley") on February 14, 2001. The discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 2001 and June 30, 2000, and for the condensed consolidated statements of earnings for the three and nine-month periods ended March 31, 2001 and 2000.

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

RESULTS OF OPERATIONS


Operating Revenue                                       Three months ended                 Nine months ended
                                                          March 31, 2001                    March 31, 2001
                                                 --------------------------------------------------------------------
                                                               Percent of Total                  Percent of Total
                                                 Growth (1)   Operating Revenues   Growth (1)   Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
     Services                                        39%              82%              32%              81%
Medical-Surgical Products and Services               24%              14%              18%              15%
Pharmaceutical Technologies and Services             6%               3%               7%               3%
Automation and Information Services                  10%              1%               17%              1%

Total Company                                        35%             100%              28%             100%
---------------------------------------------------------------------------------------------------------------------

(1) The growth rate applies to the applicable three and nine-month periods ended March 31, 2001 compared to the corresponding periods of the prior year.

     Total operating revenue for the three and nine months ended March 31, 2001 increased 35% and 28%, respectively, compared to the same period of the prior year. The majority of the operating revenue increase came from existing customers in the form of increased volume and price increases. A portion of the growth was a result of acquisitions during the nine months ended March 31, 2001 (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). The remainder of the growth came from the addition of new customers.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and nine months ended March 31, 2001 was primarily due to strong sales to all customer segments, especially pharmacy chain stores. All operating revenue growth for this segment was internal and was the result of increased volume to existing customers and new contracts.

     The increase in the Medical-Surgical Products and Services segment's operating revenue over the quarter and nine months ended March 31, 2001 was mainly due to an increase in sales of distributed products. Bergen Brunswig Medical Corporation ("BBMC") was acquired in the first quarter of fiscal 2001 and accounted for as a purchase transaction. As prior year revenues for this segment were not restated, the inclusion of BBMC revenues for the three and nine months ended March 31, 2001 significantly increased revenues over the prior year for distributed products.

     The growth in operating revenue for the Pharmaceutical Technologies and Services segment during the third quarter and first nine months of fiscal 2001 was the result of higher sales volume primarily from strong sales of the Zydis(R) rapid-dissolving drug-delivery technology and sterile-liquid pharmaceutical products. The growth was attributable to a mix of new products and customers and increased volume from existing customers. A decline in the overall market for health and nutrition supplements offset a portion of this segment's growth.

     The increase in operating revenue for the Automation and Information Services segment during the three and nine months ended March 31, 2001 was primarily due to sales of new products and further penetration of the market with existing automation products.

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


Gross Margin                                                   Three months ended            Nine months ended
                                                                   March 31,                     March 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             5.41%          5.73%          5.21%          5.47%
Medical-Surgical Products and Services                       21.97%         23.44%         22.01%         23.13%
Pharmaceutical Technologies and Services                     31.98%         32.58%         33.39%         33.10%
Automation and Information Services                          68.81%         70.05%         67.36%         69.69%

Total Company                                                 9.15%         10.33%          9.28%         10.21%
--------------------------------------------------------------------------------------------------------------------

     The decrease in consolidated gross margin as a percentage of operating revenue during the three and nine months ended March 31, 2001 as compared to the prior year was due primarily to a greater mix of lower margin pharmaceutical distribution, as well as a decrease in margins for the Medical-Surgical Products and Services and Automation and Information Services segments. The Pharmaceutical Distribution and Provider Services segment's mix increased to 82% and 81% of total operating revenues for the three and nine months ended March 31, 2001, respectively, from 79% and 78% for the comparable periods of the prior year.

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

     The decrease in the Medical-Surgical Products segment's gross margin during the three and nine-month periods ended March 31, 2001 over the comparable periods of prior year was primarily due to the purchase of BBMC. As expected, this transaction shifted product mix toward lower margin distributed products.

     The decrease in the Pharmaceutical Technologies and Services segment's gross margin during the quarter ended March 31, 2001 was due primarily to surplus manufacturing capacity as a result of the decline in the overall health and nutrition markets. The Company during the quarter recorded a special charge related to the costs to restructure the manufacturing facilities associated with this market (See Note 4 of the "Notes to Condensed Consolidated Statements"). Offsetting this decrease was an increase in margin primarily associated with the continued focus on higher margin pharmaceutical products and services, especially in liquid fill contract manufacturing, which had the strongest growth in this segment. Gross margin during the nine months ended March 31, 2001 was also favorably impacted by better profitability on certain vitamin products, as well as an improvement in manufacturing processes as a result of improved productivity and ongoing plant modernization.

     The decrease in gross margin for the Automation and Information Services segment for the periods ended March 31, 2001 was primarily due to product mix.


Selling, General & Administrative Expenses                     Three months ended            Nine months ended
                                                                   March 31,                     March 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             2.36%          2.66%          2.42%          2.68%
Medical-Surgical Products and Services                       14.49%         15.69%         14.65%         15.86%
Pharmaceutical Technologies and Services                     15.39%         14.06%         14.92%         14.61%
Automation and Information Services                          32.20%         35.74%         33.31%         36.69%

Total Company                                                 4.93%          5.56%          5.17%          5.81%
--------------------------------------------------------------------------------------------------------------------

     The overall improvement in selling, general and administrative expenses as a percentage of operating revenue for the three and nine months ended March 31, 2001 reflects economies of scale associated with the Company's revenue growth, as well as significant productivity gains resulting from continued cost control efforts and the consolidation and selective automation of operating facilities. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenues. Partially offsetting the improvement was an increase in selling, general and administrative expenses as a percentage of revenue for the Pharmaceutical Technologies and Services segment. The unfavorable change is primarily a result of surplus capacity in the health and nutritional manufacturing facilities for this segment (See discussion in the operating revenue section).

The selling, general and administrative expenses increased overall during the three and nine months ended March 31, 2001, 20% and 14% compared to the respective periods a year ago, due primarily to increases in personnel costs and depreciation expense. This overall increase in selling, general and administrative expenses compares favorably to the 35% and 28% growth in operating revenue for the same periods.

Special Charges. During the three and nine months ended March 31, 2001 and 2000, the Company recorded costs of effecting mergers and subsequently integrating the operations of the various merged companies. These costs are classified as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with Bindley, Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and nine-month periods ended March 31, 2001 and 2000.


         Special Charges                                                 Three Months Ended     Nine Months Ended
                                                                             March 31,              March 31,
         -----------------------------------------------------------------------------------------------------------
         (in millions)                                                      2001       2000      2001        2000
         -----------------------------------------------------------------------------------------------------------
         Merger-Related Costs:
           Transaction costs                                                $ (20.8)  $     -   $ (20.8)   $  (1.8)
           Employee-related costs                                             (29.0)    (1.4)     (39.7)     (21.3)
           Exit costs - distribution center consolidation                     (15.0)        -     (15.0)         -
           Other exit costs                                                        -    (3.6)      (0.2)      (8.4)
           Restructuring costs                                                     -    (0.5)      (1.6)      (7.5)
           Other integration costs                                             (9.7)    (5.2)     (22.5)     (14.0)
         -----------------------------------------------------------------------------------------------------------

         Total merger-related costs                                         $ (74.5)  $(10.7)   $ (99.8)   $ (53.0)

         Other Special Charges:
           Distribution center closures                                       $(4.4)  $    -    $  (4.4)   $     -
           Manufacturing facility closures                                     (2.2)       -       (2.2)         -
           Employee-related costs                                              (5.2)       -       (5.2)         -
           Litigation settlement                                                  -        -        5.0          -
         -----------------------------------------------------------------------------------------------------------
         Total other special charges                                        $ (11.8)  $    -    $  (6.8)   $     -
         -----------------------------------------------------------------------------------------------------------
         Total special charges                                              $ (86.3)  $(10.7)   $(106.6)   $ (53.0)
         Tax effect of special charges                                         24.5      1.6       32.8       10.8
         -----------------------------------------------------------------------------------------------------------
         Net effect of special charges                                      $ (61.8)  $( 9.1)   $ (73.8)   $ (42.2)
         ===========================================================================================================


Merger-Related Costs
During the above stated periods, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the Bindley and ALP merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the Bindley, ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the nine months ended March 31, 2000 was a $10.3 million credit recorded in the first quarter of fiscal 2000 to adjust the estimated employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billings and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

The Company recorded a charge of $15.0 million during the three months ended March 31, 2001 associated with the Company's plans to consolidate distribution centers as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company has incurred employee-related costs and exit costs related to the termination of contracts and lease agreements during the quarter.

Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer.

The Company recorded charges of $1.6 million and $7.5 million during the nine months ended March 31, 2001 and 2000, respectively, associated with the business restructuring as a result of the Company's merger transaction with Scherer. As part of the business restructuring, the Company is closing certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

Other integration costs include charges related to integrating the operations of previous merger transactions.

Other Special Charges
During the three months ended March 31, 2001, the Company recorded a special charge of $5.0 million related to the rationalization of its pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate distribution centers and relocate to a more modern distribution center. The remaining amount related to employee severance costs.

In addition, during the three months ended March 31, 2001, the Company recorded a special charge of $6.8 million related to the rationalization of its health and nutrition manufacturing facilities. Approximately, $2.2 million related to lease exit costs. The remaining amount related to employee severance costs associated with the rationalization.

During the nine months ended March 31, 2001, Bindley recorded a benefit of approximately $5 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

The net of tax effect of the various special charges recorded during the three months ended March 31, 2001 and 2000 was to reduce net earnings by $61.8 million to $192.9 million and by $9.1 million to $198.4 million, respectively, and to reduce reported diluted earnings per Common Share by $0.14 per share to $0.42 per share and by $0.02 per share to $0.44 per share, respectively. The net of tax effect of the various special charges recorded during the nine months ended March 31, 2001 and 2000 was to reduce net earnings by $73.8 million to $604.1 million and by $42.2 million to $511.8 million, respectively, and to reduce reported diluted earnings per Common Share by $0.16 per share to $1.33 per share and by $0.09 per share to $1.14 per share, respectively.

The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Bindley, BBMC, ALP and Allegiance mergers) of approximately $160.5 million ($101.1 million, net of tax) in future periods (primarily through fiscal 2003), related to facility consolidations, the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes as a percentage of pre-tax earnings was 37.0% and 37.2% for the third quarters of fiscal 2001 and 2000, respectively. For the nine-month periods ended March 31, 2001 and 2000, the Company's income tax provision as a percentage of pre-tax earnings was 36.0% and 37.7%, respectively. The decrease in the effective tax rate for the periods was primarily the result of two factors. First, the tax rate decreased due to lower nondeductible items associated with the business combinations in the current year as compared to the prior year. The second factor resulting in a decrease in the effective tax rate was the favorable mix of international and domestic business. The provision for income taxes excluding the impact of special charges was 35.1% and 36.5%, respectively, for the quarters ended March 31, 2001 and 2000 and 35.4% and 36.7%, respectively, for the nine months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $4.0 billion at March 31, 2001 from $2.9 billion at June 30, 2000. This increase from June 30, 2000 included additional investments in inventories and trade receivables of $1.5 billion and $0.5 billion, respectively. In addition, the Company paid down its securitized borrowings during the current quarter resulting in a decrease in short term obligations of approximately $0.4 billion. Offsetting the increases in current assets was an increase in accounts payable of $1.2 billion. The Company's inventory levels have risen due to the higher volume of current and anticipated business in pharmaceutical distribution activities. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. In addition, the change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     During the first quarter of fiscal 2001, the Company increased the capacity under its commercial paper program from $1.0 billion to $1.5 billion in aggregate maturity value. At March 31, 2001, commercial paper with an aggregate maturity value of $173.6 million was outstanding with a market interest rate based upon LIBOR. The

Company also maintains a $1.5 billion unsecured bank credit facility. This credit facility exists to support issuance of commercial paper and other short-term borrowings.

     The Company periodically sells trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. During the nine months ended March 31, 2001, the SPE, which is consolidated by the Company, issued $400 million in preferred debt securities to parties not affiliated with the Company. Those preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables (see Note 8 of "Notes to Condensed Consolidated Financial Statements").

     The Company filed a combination shelf debt and equity registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on September 29, 2000. During the quarter ended March 31, 2001, the Company issued 750,000 Common Shares for aggregate proceeds of $47.7 million, which are to be used for general corporate purposes. The common shares were issued in order for the Company to be able to satisfy all the conditions to consummation of the merger with Bindley (See Note 2 of the "Notes to Condensed Consolidated Financial Statements"). In addition, the Company issued $500 million of 6.75% Notes due 2011, the proceeds of which were used for early redemption of Bindley debt and for repayment of a portion of the Company's commercial paper and general corporate purposes, which include working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions and investments. After such issuances, the Company has the capacity to issue approximately $450 million of additional equity or debt securities pursuant to the shelf registration statement.

     Property and equipment, at cost, increased by $295.6 million from June 30, 2000. The increase was the result of two main factors. First, the Company is involved in ongoing plant expansion and manufacturing equipment purchases in certain businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. Second, the Company completed several acquisitions in the first nine months of fiscal year 2001 that were accounted for as purchase transactions (see Note 4 of "Notes to Condensed Consolidated Financial Statements").

     Shareholders' equity increased to $5.1 billion at March 31, 2001 from $4.4 billion at June 30, 2000, primarily due to net earnings of $604.1 million and the investment of $186.9 million by employees of the Company through various stock incentive plans. These increases were offset by an increase in treasury stock due to the settlement of the accelerated share repurchase program in the amount of $137.4 million (see Note 2 of "Notes to Condensed Consolidated Financial Statements"). In addition, shareholders' equity decreased due to dividends paid of $26.5 million.

      On March 16, 2000, the Company's Board of Directors authorized the repurchase of up to an aggregate of $750 million of Common Shares. Through November 2000, approximately 7 million Common Shares, having an aggregate cost of $440.2 million, had been repurchased under an accelerated share repurchase program and placed into treasury shares. In November 2000, the Company's Board of Directors rescinded the remainder of this repurchase program.

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, Form 10-Q for the quarter ended September 30, 2000 and Form 10-Q for the quarter ended December 31, 2000. To the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q.

On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify certain claims related to the Allegiance Business from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of March 31, 2001, there were approximately 600 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the defense of cases involving natural rubber latex gloves. At this time, the Company is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's condensed consolidated financial statements.

ITEM 5: OTHER INFORMATION

On February 28, 2001, John C. Kane retired from the Board of Directors of the Company. The size of the Board has been reduced from 14 to 13 as a result.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

Listing of Exhibits:

Exhibit        Exhibit Description
Number

3.01           Amended and Restated Articles of Incorporation, as amended (1)

3.02           Restated Code of Regulations, as amended (2)

4.01 364-Day Credit Agreement dated as of March 29, 2001 among the Company, certain subsidiaries of the Company, certain lenders, Bank One, NA, as Administrative Agent, Bank of America N.A., as Syndication Agent, Citicorp USA, Inc., as Co-Documentation Agent, Credit Suisse First Boston, as Co-Documentation Agent, and Deutsche Banc Alex. Brown Inc., as Co-Documentation Agent

10.01          Bindley Western Industries, Inc. 1993 Stock Option and Incentive
               Plan (3) *

10.02          Bindley Western Industries, Inc. 2000 Stock Option and Incentive
               Plan (3) *

10.03 Executive Agreement among William E. Bindley ("Mr. Bindley"), Bindley Western Industries, Inc. ("Bindley") and the Company dated as of December 2, 2000 (Termination Benefits Agreement between Mr. Bindley and Bindley referenced in the Executive Agreement is incorporated by reference as indicated in footnote 4 below)*

99.01          Statement Regarding Forward-Looking Information (5)
----------------

(1) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 0-12591) and the Registrant's Registration Statement on Form S-4 (No. 333-53394) and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 0-12591) and incorporated herein by reference.

(3) Included as an exhibit to the Company's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-53394-01) and incorporated herein by reference.

(4) Included as an exhibit to Bindley Western Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-11355) and incorporated herein by reference.

(5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-12591) and incorporated herein by reference.

               * Management contract or compensation plan or arrangement


Reports on Form 8-K:

     On February 2, 2001, the Company filed a Current Report on Form 8-K under
Item 7 which filed as an exhibit a Placement Agency Agreement between the Company and Banc of America Securities LLC dated as of February 2, 2001.

     On February 8, 2001, the Company filed a Current Report on Form 8-K under
Item 7 which filed as exhibits a Form of Underwriting Agreement between the Company and certain underwriters relating to the offering of 6.75% Notes due 2001 by the Company and a Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

     On February 15, 2001, the Company filed a Current Report on Form 8-K under
Item 5 which reported the closing of the Bindley Merger, pursuant to which Bindley became a wholly owned subsidiary of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARDINAL HEALTH, INC.




Date:    May 10, 2001                By:  /s/ Robert D. Walter
                                          ----------------------------
                                          Robert D. Walter
                                          Chairman and Chief Executive Officer

                                     By:  /s/ Richard J. Miller
                                          ----------------------------
                                          Richard J. Miller
                                          Executive Vice President and Chief
                                          Financial Officer