Form 10-K405
period 2001-06-30
CARDINAL HEALTH INC
filed 2001-08-24
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       or

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-11373

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
Yes     X      No
     ------      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 17, 2001 was approximately $32,241,458,796.
                                                    --------------
         The number of Registrant's Common Shares outstanding as of August 17, 2001, was as follows: Common shares, without par value: 449,444,140.
                                                        -----------


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


 ITEM                                                                               PAGE
 ----                                                                               ----

         Important Information Regarding Forward-Looking Statements.................  3

                                   PART I

    1.   Business...................................................................  3

    2.   Properties.................................................................  7

    3.   Legal Proceedings..........................................................  8

    4.   Submission of Matters to a Vote of Security Holders........................  8

                                   PART II

    5.   Market for the Registrant's Common Shares and Related Shareholder Matters..  9

    6.   Selected Financial Data....................................................  9

    7.   Management's Discussion and Analysis of Financial Condition and Results
         of Operations..............................................................  11

    7a.  Quantitative and Qualitative Disclosures About Market Risk.................  17

    8.   Financial Statements and Supplementary Data................................  17

    9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.......................................................  51


                                  PART III

    10.  Directors and Executive Officers of the Registrant.........................  51

    11.  Executive Compensation.....................................................  53

    12.  Security Ownership of Certain Beneficial Owners and Management.............  53

    13.  Certain Relationships and Related Transactions.............................  53

                                   PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  53


         Signatures.................................................................  58


IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in this Form 10-K and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


                                     PART I
ITEM 1:    BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company conducting business through a number of separate operating subsidiaries. The Company is a leading provider of products and services to healthcare providers and manufacturers, helping them improve the efficiency and quality of healthcare. As used in this report, the terms the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2001.

BUSINESS SEGMENTS

     The Company has four reporting segments. They are: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services.

     PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES

     Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other healthcare products and provides pharmacy management and related consulting services to hospital, retail and alternate-site pharmacies. Cardinal Distribution, the Company's pharmaceutical distribution business, is one of the country's leading wholesale distributors of pharmaceutical and related healthcare products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. As a full-service wholesale distributor, Cardinal Distribution complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include online procurement, fulfillment and information provided through cardinal.com, computerized order entry and order confirmation systems, generic sourcing programs, product movement and management reports, consultation on store operations and merchandising, and customer training. The Company's proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs, and monitor their purchases.

     The Company also operates several specialty healthcare distribution businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates through its subsidiary National PharmPak Services, Inc. ("NPPS"), a pharmaceutical repackaging and distribution program for both independent and chain drugstore customers. In addition, the Company through National Specialty Services, Inc. ("NSS"), serves as a distributor of therapeutic plasma products, oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. The Company also operates, through CORD Logistics, Inc. ("CORD"), a third party logistics company that distributes and tracks products for pharmaceutical and biotechnology manufacturers.

     Also within this segment, the Company, through various operating companies provides services to healthcare providers through integrated pharmacy management, consulting, temporary staffing and related services, and operates Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of apothecary-style retail pharmacies. The Company, through Central Pharmacy Services, Inc. ("Central Pharmacy"), operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics.

     MEDICAL-SURGICAL PRODUCTS AND SERVICES

     Allegiance Corporation ("Allegiance"), a subsidiary, is a provider of non-pharmaceutical healthcare products and cost-saving services for hospitals and other healthcare providers. Allegiance offers a broad range of medical and laboratory products, representing more than 2,700 suppliers in addition to its own line of surgical and respiratory therapy products. It also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, medical and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, instrument reprocessing products, special procedure products and other products. Allegiance assists its customers in reducing costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com, supply-chain management, instrument repair and other professional consulting services.

     PHARMACEUTICAL TECHNOLOGIES AND SERVICES

     Through its Pharmaceutical Technologies and Services segment, the Company provides services to the pharmaceutical manufacturing industry through a broad spectrum of complementary services. The Company's R.P. Scherer Corporation ("Scherer") subsidiary provides manufacturers with unique drug delivery systems and related manufacturing capabilities. The Company's PCI Services, Inc. ("PCI") subsidiary is a leading provider of diversified custom packaging services both in the United States and Europe. The Company's Automatic Liquid Packaging, Inc. ("ALP") subsidiary is a leading provider of contract manufacturing and packaging of sterile liquid pharmaceuticals and other healthcare products in topical, oral, inhaled and ophthalmic formulations. The Company also operates a separate contract sales organization, which assists healthcare companies in launching and marketing products by providing strategic planning, product management, vendor evaluation and related services.

     AUTOMATION AND INFORMATION SERVICES

     The Company, through its Automation and Information Services segment, operates businesses focusing on meeting customer needs through unique and proprietary automation and information products and services, including Pyxis Corporation ("Pyxis"), which develops, manufactures, leases, sells and services point-of-use systems which automate the distribution and management of medications and supplies in hospitals and other healthcare facilities and Vistant Corporation ("Vistant"), which markets point of use supply systems in the non-healthcare market. This segment also includes a subsidiary which provides information systems that analyze clinical outcomes and clinical pharmaceutical utilization information.

ACQUISITIONS

     Over the last five years, the Company has completed the following business combinations. On May 7, 1996, the Company completed a merger transaction with Pyxis, a San Diego, California-based developer, manufacturer, marketer and servicer of unique point-of-use systems which automate the distribution, management and control of medications and supplies in hospitals and other healthcare facilities. The Company issued approximately 50.9 million Common Shares(1) to Pyxis shareholders and Pyxis' outstanding stock options were converted into options to purchase approximately 5.2 million Common Shares. On October 11, 1996, the Company completed a merger transaction with PCI, a Philadelphia, Pennsylvania-based provider of diversified packaging services to the pharmaceutical industry in the United States and abroad. The Company issued approximately 7.0 million Common Shares to PCI shareholders and PCI's outstanding stock options were converted into options to purchase approximately
0.5 million Common Shares. On March 18, 1997, the Company completed a merger transaction with Owen, a Houston, Texas-based provider of pharmacy management and information services to hospitals. The Company issued approximately 17.4 million Common Shares to Owen shareholders and Owen's outstanding stock options were converted into options to purchase approximately 1.6 million Common Shares. On February 18, 1998, the Company completed a merger transaction with MediQual Systems, Inc. ("MediQual"), a Westborough, Massachusetts-based supplier of clinical information management systems and services to the healthcare industry. The Company issued approximately 1.3 million Common Shares to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase approximately 0.1 million Common Shares of the Company. On August 7, 1998, the Company completed a merger transaction with Scherer, a New Jersey-based international developer and manufacturer of drug delivery systems. The Company issued approximately 51.3 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 5.3 million Common Shares. On February 3, 1999, the Company completed a merger transaction with Allegiance, a McGaw Park, Illinois-based distributor and manufacturer of medical, surgical and laboratory products and a provider of cost-saving services. The Company issued approximately 106.1 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were

---------------------------
(1) All share references in this paragraph are adjusted to reflect all stock splits and stock dividends effected since the time of the applicable acquisition.

converted into options to purchase approximately 15.5 million Common Shares. On September 10, 1999 the Company completed a merger transaction with ALP, a Woodstock, Illinois-based custom manufacturer of sterile liquid pharmaceuticals and other healthcare products. The Company issued approximately 8.7 million Common Shares to ALP stockholders. On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation ("BBMC") for approximately $180 million, subject to post-closing adjustments. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. On February 14, 2001, the Company completed a merger transaction with Bindley Western Industries, Inc. ("Bindley"), an Indianapolis, Indiana-based wholesale distributor of pharmaceuticals and provider of nuclear pharmacy services. The Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase approximately
5.1 million Common Shares. The Company has also completed a number of smaller acquisition transactions (asset purchases, stock purchases and mergers) during the last five years, including transactions involving MedSurg Industries, Inc.; Rexam Cartons Inc.; International Processing Corporation; American Threshold Industries, Inc., and SP Pharmaceuticals, L.L.C.

     The Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its healthcare operations and services across all reporting industry segments. For additional information concerning the transactions described above, see Notes 1 and 2 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company's largest retail distribution customer in its Pharmaceutical Distribution and Provider Services segment accounted for approximately 12% of the Company's operating revenues (by dollar volume) for fiscal year 2001. This segment could be adversely affected if the business of this customer was lost. The two largest retail bulk distribution customers in the Pharmaceutical Distribution and Provider Services segment accounted for approximately 46% and 22% of all bulk deliveries. Due to the lack of margin generated through bulk deliveries, fluctuations in their purchases would have no significant impact on the segment's earnings. The members of the two largest group purchasing organizations (each, a "GPO") having business arrangements with the Company accounted for approximately 10.0% and 9.7%, respectively, of the Company's operating revenues (by dollar volume) in fiscal 2001 through the Company's Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. Each of these two segments could be adversely affected if the business arrangements with either of such GPO customers were lost, although the loss of the business arrangement with either such GPO would not necessarily mean the loss of sales from all members of the GPO.

     During fiscal year 2001, the Company renewed and expanded its pharmaceutical distribution relationship with CVS, one of the largest retail pharmacy chains in the United States, by executing a five-year wholesale supply agreement with CVS. The agreement represents a significant expansion of the Company's bulk deliveries and direct-to-store distribution business with CVS.

     The Company obtains its products from many different suppliers, the largest of which accounted for approximately 5.1% (by dollar volume) of its operating revenue in fiscal 2001. The Company's five largest suppliers accounted for approximately 22% (by dollar volume) of its operating revenue during fiscal 2001 and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     While certain of the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

     The markets in which the Company operates are highly competitive. In the pharmaceutical wholesale distribution business, the Company competes directly with numerous other national and regional wholesale distributors, direct selling manufacturers, self-warehousing chains, and specialty distributors on the basis of price, breadth of product lines, marketing programs, and support services. The Company's pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. Several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon price, benefits offered to both the pharmacist and the customer, access to third party programs, and the reputation of the franchise. Medicine Shoppe also needs to be competitive with a pharmacist's ongoing option to remain self-employed at his or her current position rather than becoming a franchisee. Medicine Shoppe's Managed Pharmacy Benefits subsidiary also faces competition from other pharmacy benefit management companies. With its Owen subsidiary, the

Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of price and services offered, its established base of business, the effective use of information systems, the development of clinical programs, and the quality of the services it provides to its customers. Through Scherer, the Company's drug delivery technologies compete with a growing number of new drug delivery technologies and with continued refinements to existing delivery technologies of both pharmaceutical companies and companies formed to develop new technologies. Through PCI and ALP, the Company competes with companies that provide many types of packaging services and those that provide one or a few types of packaging services, based primarily upon quality, variety of available packaging services, customer service, responsiveness and price. As a marketer of automated pharmaceutical dispensing and supply systems through Pyxis, the Company competes based upon price, its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, and its ability to interface with customer information systems. Actual and potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. Through Allegiance, the Company has substantial competition in all of its non-pharmaceutical healthcare product and service markets, with competition focusing primarily on product performance, service levels and price. Through Central Pharmacy, the Company competes with other nuclear pharmacy service companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Such competitors include national and regional operators of radiopharmacies, numerous independent radiopharmacies, and manufacturers and universities that have established their own radiopharmacies.

EMPLOYEES

     As of August 17, 2001, the Company had approximately 48,900 employees in the U.S. and abroad, of which approximately 1,350 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be generally very good.

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

     The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its business. No assurances can be given that any intellectual property rights of the Company will provide meaningful protection against competitive products or otherwise be commercially valuable or that the Company will be successful in obtaining additional patents or enforcing its proprietary rights against others.

REGULATORY MATTERS

     The Company's subsidiaries which distribute prescription pharmaceuticals (including certain controlled substances) or medical devices, manage or own pharmacy operations, engage in or operate retail pharmacies, purchase pharmaceuticals, manage pharmaceuticals, engage in logistics and/or manufacture drug delivery systems or surgical and respiratory care products, are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA") and various state boards of pharmacy and/or comparable state agencies as well as foreign agencies, depending upon the type of operations and location of product distribution and sale. In addition, certain of the Company's subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs under prescribed minimum standards. Laws regulating the manufacture and distribution of products also exist in most other countries wherein certain of the Company's subsidiaries conduct business. In addition, the Company's packaging and manufacturing subsidiary operations in the United Kingdom, France, Italy and Germany are subject to local certification requirements, including compliance with good manufacturing practices adopted by the European Community. The Company's Pyxis subsidiary is not currently required to register or submit pre-market notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change.

     The Company's franchising operations, through Medicine Shoppe, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, certain states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. From time to time similar legislation has been proposed or is pending in additional states.

     Central Pharmacy operates nuclear pharmacies in a regulated industry which requires licenses or permits from the Federal Nuclear Regulatory Commission, the radiologic health agency and/or department of health of each state in which it operates, and the applicable state board of pharmacy.

     Certain of the Company's subsidiaries are subject to federal and state healthcare fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company's subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relative to government contractors.

     Services and products provided by certain of the Company's subsidiaries include access to healthcare data and other drug-related information gathered and assessed for the benefit of healthcare clients. Greater scrutiny is being placed on a federal and state level regarding how such information should be handled and in identifying the appropriate parties to do so. Future changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may affect how some of these information services or products are provided.

     The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices, and the use, transportation and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its subsidiaries. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies.

RESEARCH AND DEVELOPMENT

     For information on Company-sponsored research and development costs in the last three fiscal years, see Note 1 of "Notes to Consolidated Financial Statements".

REVENUE AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA

     For information on revenue and long-lived assets by geographic area, see
Note 12 of "Notes to Consolidated Financial Statements".

ITEM 2:  PROPERTIES

     In the United States, the Company has 50 principal pharmaceutical distribution facilities and four specialty distribution facilities utilized by the Pharmaceutical Distribution and Provider Services segment. The Company also has 12 PCI packaging facilities (five of which are located in Puerto Rico), nine Scherer manufacturing facilities and one ALP manufacturing facility utilized by its Pharmaceutical Technologies and Services segment. In addition, the Company has one Pyxis assembly operation in its Automation and Information Services segment. The Company also has 78 medical-surgical distribution facilities and 24 medical-surgical manufacturing facilities utilized by the Medical-Surgical Products and Services segment. The Company's domestic facilities are located in a total of 41 states and Puerto Rico.

     Internationally, the Company owns, leases or operates through its Pharmaceutical Technologies and Services segment, 17 Scherer manufacturing facilities which are located in the United Kingdom, France, Germany, Italy, Australia, Japan, Argentina, Brazil and Canada. Within this segment, the Company also has four PCI packaging facilities which are located in the United Kingdom and Germany. The Company owns, leases or operates through its Medical-Surgical Products and Services segment 13 medical-surgical distribution facilities located in Canada and the Netherlands, and 20 medical-surgical manufacturing facilities located in the Netherlands, Malaysia, Thailand, Malta, Mexico, the Dominican Republic, Germany and France. The Company's international facilities are located in a total of 19 countries.

     The Company owns 113 of the domestic and international facilities described above, and the balance are leased. The Company's principal executive offices are located in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

     The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company continuously evaluates its operating properties and may make further additions, improvements, and consolidations as it continues to seek opportunities to expand its role as a provider of services to the healthcare industry.

         For certain financial information regarding the Company's facilities, see Notes 3 and 8 of "Notes to Consolidated Financial Statements".


ITEM 3:  LEGAL PROCEEDINGS

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of June 30, 2001, there were approximately 610 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal quarter ended June 30, 2001.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 2001 and 2000. The information in the table has been adjusted to reflect retroactively all prior stock splits.

                                                           HIGH            LOW       DIVIDENDS
                                                        ------------   -----------   -----------
                       Fiscal 2000:
                       Quarter Ended
                         September 30, 1999              $    46.63    $    34.67    $   0.0167
                         December 31, 1999                    37.58         25.00        0.0167
                         March 31, 2000                       39.58         24.79        0.0167
                         June 30, 2000                        49.33         30.58        0.0200

                       Fiscal 2001:
                       Quarter Ended
                         September 30, 2000              $    63.38    $    45.27    $   0.0200
                         December 31, 2000                    69.25         59.04        0.0200
                         March 31, 2001                       68.35         58.67        0.0200
                         June 30, 2001                        77.00         61.78        0.0250

                       Through August 17, 2001           $    74.93    $    67.28    $   0.0250


     As of August 17, 2001, there were approximately 22,000 shareholders of record of the Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.


ITEM 6:    SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company were prepared giving retroactive effect to the business combinations with PCI on October 11, 1996; Owen on March 18, 1997; MediQual on February 18, 1998; Scherer on August 7, 1998; Allegiance on February 3, 1999; Pacific Surgical Innovations, Inc. ("PSI") on May 21, 1999; ALP on September 10, 1999, and Bindley on February 14, 2001, all of which were accounted for as pooling-of-interests transactions. Additional disclosure related to these transactions is included in Note 2 of "Notes to Consolidated Financial Statements". The consolidated financial data includes all purchase transactions that occurred during these periods.

     For the fiscal year ended June 30, 1997, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 1997 with PCI's financial results for the nine months ended June 30, 1997, Owen's financial results for the period of June 1, 1996 to June 30, 1997 (excluding Owen's financial results for December 1996 in order to change Owen's November 30 fiscal year end to June
30), MediQual's financial results for the fiscal year ended December 31, 1996, Scherer's financial results for the fiscal year ended March 31, 1997, Allegiance's financial results for the fiscal year ended December 31, 1997, PSI's financial results for the fiscal year ended September 30, 1997, and Bindley's financial results for the fiscal year ended December 31, 1996.

     For the fiscal year ended June 30, 1998, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 1998 with Scherer's financial results for the fiscal year ended March 31, 1998, PSI's financial results for the fiscal year ended September 30, 1998 and Bindley's financial results for the fiscal year ended December 31, 1997.

     For the fiscal year ended June 30,1999, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 1999 with Bindley's financial results for the fiscal year ended December 31, 1998.

     For the fiscal year ended June 30, 2000, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 2000 with Bindley's financial results for the fiscal year ended December 31, 1999.

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


                                                    CARDINAL HEALTH, INC. AND SUBSIDIARIES
                                                     SELECTED CONSOLIDATED FINANCIAL DATA
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       At or For the Fiscal Year Ended
                                                                 June 30, (1)
                               -------------------------------------------------------------------------------------
                                      2001             2000            1999 (2)          1998 (2)          1997
                               -------------------------------------------------------------------------------------
EARNINGS DATA:
Revenue:
  Operating revenue              $  38,660.1       $  30,257.8       $  25,682.5       $  20,844.8       $  18,123.2
  Bulk deliveries to
     Customer warehouses             9,287.5           8,092.1           7,050.4           7,541.1           5,659.3
                               -------------------------------------------------------------------------------------
Total revenue                    $  47,947.6       $  38,349.9       $  32,732.9       $  28,385.9       $  23,782.5

Net earnings                     $     857.4       $     717.8       $     499.3       $     474.3       $     369.0


Earnings per
   Common Share: (3)
      Basic                      $      1.93       $      1.64       $      1.14       $      1.10       $      0.87
      Diluted                    $      1.88       $      1.60       $      1.12       $      1.07       $      0.85

Cash dividends declared
   Per Common Share (3) (4)      $     0.085       $     0.070       $     0.067       $     0.049       $     0.042

BALANCE SHEET DATA:
Total assets                     $  14,642.4       $  12,024.1       $   9,682.7       $   8,876.8       $   7,578.1
Long-term obligations,
   less current portion          $   1,871.0       $   1,524.5       $   1,224.5       $   1,362.2       $   1,420.7

Shareholders' equity             $   5,437.1       $   4,400.4       $   3,894.6       $   3,389.9       $   2,940.0

(1) Amounts reflect business combinations and the impact of merger-related costs and other special charges in all periods presented. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special charges affecting fiscal 2001, 2000, and 1999. Fiscal 1998 amounts reflect the impact of merger-related charges and other special charges of $57.8 million ($19.5 million, net of tax). Fiscal 1997 amounts reflect the impact of merger-related charges of $50.9 million ($36.6 million, net of tax).

(2) Amounts above do not reflect the impact of pro forma adjustments related to ALP taxes (see Notes 1 and 2 of "Notes to Consolidated Financial Statements"). For the fiscal years ended June 30, 1999 and 1998, the pro forma adjustment for ALP taxes would have reduced net earnings by $9.3 million and $4.6 million, respectively. The pro forma adjustment would have decreased diluted earnings per Common Share by $0.02 to $1.10 for fiscal year 1999 and by $0.01 to $1.06 for fiscal year 1998.

(3) Net earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2001.

(4) Cash dividends per Common Share exclude dividends paid by all entities with which the Company has merged.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with Scherer on August 7, 1998, Allegiance on February 3, 1999, PSI on May 21, 1999, ALP on September 10, 1999 and Bindley on February 14, 2001.

     The discussion and analysis presented below refer to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Portions of this management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are described in this Form 10-K and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL
-------
     The Company operates within four operating business segments:
Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. See Note 12 of "Notes to Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS
---------------------
OPERATING REVENUE

                                                                                         Percent of Total
                                                              Growth (1)                Operating Revenues
Years ended June 30                                       2001          2000         2001     2000       1999
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services          31%           22%          81%       79%       76%
Medical-Surgical Products and Services                     19%            5%          15%       16%       18%
Pharmaceutical Technologies and Services                    9%           15%           3%        4%        4%
Automation and Information Services                        17%          (2)%           1%        1%        2%

Total Company                                              28%           18%         100%      100%      100%
--------------------------------------------------------------------------------------------------------------------

     (1) The growth rate applies to the respective fiscal year as compared to the prior fiscal year.

     Total operating revenue increased 28% during fiscal 2001 as compared to fiscal 2000. The increase in operating revenue resulted from a higher sales volume to existing customers; pharmaceutical price increases; acquisitions; and addition of new customers, some of which was a result of cross-selling opportunities among the various businesses. For further discussion of acquisitions, see Note 2 of "Notes to Consolidated Financial Statements".

     The increase in operating revenue of 18% for fiscal 2000 over fiscal 1999 resulted from a higher sales volume to existing customers; pharmaceutical price increases; and addition of new customers, some of which was a result of cross-selling opportunities among the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth in fiscal 2001 resulted from strong sales to all customer segments, especially chain pharmacies; an increase in sales volume to existing customers; and the addition of new contracts. The increase in this segment's operating revenue in fiscal 2000 resulted from strong sales to chain pharmacies; strong sales within the segment's specialty distribution businesses; and the addition of several new contracts involving multiple operating business segments. Offsetting the growth in fiscal 2000 was the impact of pharmacy management business continuing to exit unprofitable accounts, an initiative that began in late fiscal 1999.

     The Medical-Surgical Products and Services segment's operating revenue growth in fiscal 2001 primarily reflects an increase in sales of distributed products. The Company acquired Bergen Brunswig Medical Corporation ("BBMC") in the first quarter of fiscal 2001 and accounted for the acquisition as a purchase transaction. As prior year revenues for this segment were not restated, the inclusion of BBMC revenues for fiscal 2001 significantly increased revenues over the prior year for distributed products. The increase in this segment's operating revenue in fiscal 2000 resulted from an increase in sales across virtually all product lines and an increase in international demand over fiscal 1999.

     The Pharmaceutical Technologies and Services segment's growth in fiscal 2001 resulted from higher sales volume particularly involving the Zydis(R) rapid-dissolving drug-delivery technology and the sterile-liquid pharmaceutical products. Slowing sales in the protease inhibitor and health and nutritional product lines partially offset the growth in this segment. The increase in this segment's operating revenue in fiscal 2000 was primarily the result of strong sales volume in the pharmaceutical-packaging business, liquid-fill contract manufacturing business, drug delivery system business in North America, and within the health and nutrition market. Cross selling opportunities among the businesses within this segment contributed to the overall growth.

     The Automation and Information Services segment's operating revenue growth in fiscal 2001 primarily reflects sales of new products, such as the MedSTATION(R) SN, which was introduced in late fiscal 2000 and further penetration of the market with existing automation products. The slight decrease in this segment's operating revenue growth in fiscal 2000 was primarily due to timing of customers' purchases related to the Year 2000 date change.

BULK DELIVERIES TO CUSTOMER WAREHOUSES. The Company reports bulk deliveries made to customers' warehouses as revenue. These sales involve the Company acting as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that the Company cannot control, including consolidation within the customers' industries, decisions by customers to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's earnings.

GROSS MARGIN
                                                         (as a percentage of operating revenue)
Years ended June 30                                          2001          2000           1999
----------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           5.2%           5.5%           5.7%
Medical-Surgical Products and Services                     22.1%          23.2%          23.4%
Pharmaceutical Technologies and Services                   33.3%          33.1%          33.0%
Automation and Information Services                        68.6%          69.2%          68.5%

Total Company                                               9.3%          10.2%          11.0%
----------------------------------------------------------------------------------------------------

     The overall gross margin as a percentage of operating revenue decreased in fiscal 2001 and fiscal 2000. This decrease resulted from a greater mix of lower margin pharmaceutical distribution operating revenues in fiscal 2001 and fiscal 2000 as compared to the prior years. The Pharmaceutical Distribution and Provider Services segment represented 81% of operating revenues in fiscal 2001, up from 79% and 76% of operating revenues in fiscal 2000 and fiscal 1999, respectively. The decline in the margins in the Medical-Surgical Products and Services and Automation and Information Services segments also contributed to the overall decline in the Company's gross margin in fiscal 2001.

     The gross margin as a percentage of operating revenue in the Pharmaceutical Distribution and Provider Services segment decreased in fiscal 2001 and fiscal 2000, primarily due to the impact of lower selling margins. The decline in selling margins is attributed to a highly competitive market and greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The gross margin as a percentage of operating revenue in the Medical-Surgical Products and Services segment decreased in fiscal 2001, primarily due to the acquisition of BBMC. This acquisition shifted product mix toward lower margin distributed products. In fiscal 2000, increased pricing pressures in certain self-manufactured product lines, including the exam glove business, as well as a slight shift in revenue growth towards lower margin distributed products contributed to the decrease in gross margin in this segment.

      The gross margin as a percentage of operating revenue in the Pharmaceutical Technologies and Services segment increased in fiscal 2001 and fiscal 2000 due to an increase in sales volume in the higher margin liquid fill contract manufacturing and drug delivery system businesses. The drug delivery system business' shift to higher margin pharmaceutical products from lower margin health and nutrition products also contributed to the improvement in gross margin.

     The gross margin as a percentage of operating revenue in the Automation and Information Services segment decreased in fiscal 2001, primarily due to changes in its product mix. Price increases during the year and changes in its product mix increased this segment's gross margin as a percentage of revenue in fiscal 2000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                         (as a percentage of operating revenue)
Years ended June 30                                          2001          2000           1999
----------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           2.4%           2.7%           3.0%
Medical-Surgical Products and Services                     14.6%          15.8%          16.9%
Pharmaceutical Technologies and Services                   14.7%          14.5%          15.9%
Automation and Information Services                        32.9%          34.9%          34.2%

Total Company                                               5.2%           5.8%           6.6%
----------------------------------------------------------------------------------------------------

     Selling, general and administrative expenses as a percentage of operating revenue declined in fiscal years 2001 and 2000. This decline reflects economies associated with the Company's revenue growth. Significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities contributed to the improvement. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. Partially offsetting the improvement in fiscal 2001 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This change was primarily a result of surplus capacity in the health and nutritional manufacturing facilities for this segment (see discussion in the operating revenue section). Partially offsetting the improvements in fiscal 2000 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Automation and Information Services segment. This change was primarily a result of a slight decrease in this segment's operating revenue from fiscal 1999 to fiscal 2000.

     The selling, general and administrative expenses grew 14% and 3% in fiscal years 2001 and 2000, respectively. The increases are primarily attributed to increases in personnel costs and depreciation expense. The overall increase compares favorably to the 28% and 18% growth in operating revenue for the same periods.

SPECIAL CHARGES
The following is a summary of the special charges for the fiscal years ended June 30, 2001, 2000 and 1999.

                                                             Fiscal Year Ended June 30,
                                                      ---------------------------------------
(in millions, except per share amounts)                  2001           2000           1999
---------------------------------------------------------------------------------------------
Merger-related costs:
   Direct transaction costs                            $ (20.8)       $   1.2        $ (56.6)
   Employee-related costs                                (38.3)          (5.0)         (38.8)
   ALP transaction bonus                                  --            (20.3)          --
   Exit costs - distribution center consolidation        (15.8)          --             --
   Other exit costs                                       (1.6)         (11.7)          (9.4)
   Scherer restructuring costs                            (1.6)          (9.6)         (26.7)
   Inventory write-offs                                   --             --             (4.0)
   Owen Healthcare, Inc. employee-related costs           --             --             (1.1)
   Canceled merger transaction                            --             --              3.7
   Other integration costs                               (40.0)         (19.3)         (13.7)
---------------------------------------------------------------------------------------------
Total merger-related costs                             $(118.1)       $ (64.7)       $(146.6)
---------------------------------------------------------------------------------------------

Other special charges:
    Distribution center closures                       $  (4.4)       $  --          $  --
    Manufacturing facility closures                       (2.2)          --             --
    Employee-related costs                                (5.2)          --             --
    Litigation settlement                                  5.0           --             --
    Priority  spin-off                                    --             --            (18.8)
---------------------------------------------------------------------------------------------
Total other special charges                            $  (6.8)       $  --          $ (18.8)
---------------------------------------------------------------------------------------------

Total special charges                                  $(124.9)       $ (64.7)       $(165.4)
Tax effect of special charges
                                                          39.6           14.9           33.8
Pro forma ALP taxes
                                                          --             --              9.3
---------------------------------------------------------------------------------------------
Net effect of special charges                          $ (85.3)       $ (49.8)       $(122.3)
=============================================================================================

Net effect on diluted earnings per share               $ (0.19)       $ (0.11)       $ (0.27)
=============================================================================================

Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with Bindley, ALP, Allegiance and Scherer.

     During the fiscal years presented in the preceding table, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the Bindley, ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billing and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

     The Company recorded a charge of $15.8 million during fiscal 2001 associated with the Company's plans to consolidate distribution centers as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company has incurred employee-related costs and exit costs related to termination of contracts and lease agreements during the year.

     Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer.

     The Company recorded charges of $1.6 million, $9.6 million and $26.7 million during fiscal years 2001, 2000 and 1999, respectively. These charges were business restructuring costs relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     The Company recorded charges of $4.0 million in fiscal 1999. This charge related to the write-down of impaired inventory associated with the merger transaction with Owen. Also, during fiscal 1999, the Company recorded charges of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for fiscal 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. Also, the actual amount billed for services provided by third parties engaged by the Company was less than the estimate, resulting in a reduction of the merger-related costs.

     Other integration costs include charges related to integration of the operations of previous merger transactions, primarily the merger transactions with Bindley, ALP, and Allegiance.

Other Special Charges. During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount related to employee severance costs.

     In addition, during fiscal 2001, the Company recorded a special charge of $6.8 million related to the rationalization of certain health and nutritional manufacturing facilities. Approximately, $2.2 million related to lease exit costs and the remaining amount related to employee severance costs.

     During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

     During fiscal 1999, Bindley recorded a special charge of $18.8 million. Approximately $11.0 million related to a non-cash charge for the acceleration of the amortization of compensation related to restricted stock grants in connection with the spin-off of Priority Healthcare Corporation ("Priority") (see Note 1 of the "Notes to Consolidated Financial Statements). Approximately $7.0 million related to write-off of goodwill from an acquisition prior to 1996 and the remaining $0.8 million represented a legal settlement.

Pro Forma Impact. Since April 1998, ALP was organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For fiscal 1999, net earnings would have been reduced by $9.3 million if ALP had been subject to federal income taxes.

Summary. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share. In fiscal 2000, the net effect of various special charges reduced reported net earnings by $49.8 million to $717.8 million and reduced reported diluted earnings per Common Share by $0.11 per share to $1.60 per share. The net of tax effect of the various special charges recorded and pro forma adjustments related to ALP taxes during fiscal 1999 was to reduce reported net earnings by $122.3 million to $499.3 million and to reduce reported diluted earnings per Common Share by $0.27 per share to $1.12 per share.

     Certain merger-related costs are based upon estimates, and actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed as incurred.

     The Company estimates that it will incur additional merger-related costs associated with the various merger transactions completed to date totaling approximately $142.3 million ($91.6 million net of tax) in future periods. Additional discussion related to the Company's merger transactions is included in Note 2 of "Notes to Consolidated Financial Statements". The Company believes that it will incur these costs in order to properly integrate operations - a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

     The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in expansion into service areas which (a) complement the Company's core pharmaceutical distribution business; (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business; and (c) generally generate higher margins as a percentage of operating revenue than pharmaceutical distribution. As the healthcare industry continues to change, the Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the healthcare industry through all its reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger-related costs.

INTEREST EXPENSE AND OTHER. The increase in interest expense and other of $16.2 million during fiscal 2001 compared to fiscal 2000 was a result of higher average levels of borrowing during the year. The increase in interest expense and other of $5.8 million during fiscal 2000 compared to fiscal 1999 was a result of the combination of higher average interest rates on debt and higher average levels of borrowing during fiscal 2000. Additional borrowings were used to fund working capital needs as well as the Company's stock repurchase program during fiscal 2000 (see Note 9 of the "Notes to Consolidated Financial Statements").

PROVISION FOR INCOME TAXES. The provisions for income taxes relative to pretax earnings were 35.6% of pretax earnings in fiscal 2001 compared with 37.1% in fiscal 2000 and 39.2% for fiscal 1999. The fluctuation in the tax is primarily due to the impact of recording certain non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix for all three fiscal years. The provisions for income taxes excluding the impact of merger-related charges were 35.3%, 36.4%, and 37.0% for fiscal years 2001, 2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital increased to $4.1 billion at June 30, 2001 from $2.9 billion at June 30, 2000. This increase resulted from additional investments in inventories and effective asset management during fiscal 2001. Inventories increased by $1.6 billion from year to year, which reflects the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities. The timing of inventory purchases primarily accounts for the change in accounts payable of $1.4 billion. In addition, as a result of effective asset management, the Company reduced the number of days sales outstanding in trade receivables resulting in an increase in cash and equivalents of $394.6 million. Also, during the fiscal year, the Company repaid approximately $350.0 million of short-term borrowings related to Bindley's securitization facility contributing to the reduction of other short-term borrowings of $405.8 million (see further discussion in Note 4 of "Notes to Consolidated Financial Statements.")

     Property and equipment, at cost, increased by $280.4 million from June 30, 2000 to June 30, 2001. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. The Company has several operating lease agreements for the construction of new facilities (see further discussion in Note 8 of "Notes to Consolidated Financial Statements.")

     Shareholders' equity increased to $5.4 billion at June 30, 2001 from $4.4 billion at June 30, 2000. The increase was primarily due to net earnings of $857.4 million and the investment of $370.5 million by employees of the Company through various stock incentive plans. This increase was offset by dividends paid of $35.4 million and by an increase in treasury stock due to the settlement of the accelerated share repurchase program in the amount of $137.4 million (see further discussion in Note 9 of "Notes to the Consolidated Financial Statements"). In February 2001, the Company issued approximately 0.8 million Common Shares and received aggregate proceeds of $47.7 million, which were used for general corporate purposes.

     The Company operates a commercial paper program. At June 30, 2001, the commercial paper program provided for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company did not have any borrowings outstanding under its commercial paper program at June 30, 2001. The Company also has uncommitted short-term credit facilities with various bank sources aggregating $121.0 million. At June 30, 2001, $26.3 million was outstanding related to these short-term credit facilities. The Company has an unsecured bank credit facility providing for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 28, 2002 and $750 million expires on March 31, 2004. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2001. At June 30, 2001, the borrowings under the short-term credit facility of $26.3 million were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings. The Company also has line-of-credit agreements with various bank sources aggregating $23.1 million, of which $8.3 million was outstanding at June 30, 2001 (see Note 4 of "Notes to Consolidated Financial Statements").

     Bindley had a receivables securitization facility through which all Bindley receivables from the sale of goods or rendering of services were sold to Bindley Western Funding Corporation ("BWFC") (see Notes 1 and 4 of "Notes to Consolidated Financial Statements"). BWFC entered into a third party agreement to sell interests in receivables of up to $350 million. During fiscal 2001, the Company repaid all outstanding borrowings and terminated this facility.

     During fiscal 2001, the Company entered into an agreement to sell trade receivables to a special purpose accounts receivable and financing entity ("SPE"). The SPE exclusively engages in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred debt securities to parties not affiliated with the Company. Those preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables.

     During fiscal 2001, the Company issued approximately 0.8 million Common Shares and received aggregate proceeds of $47.7 million, which were used for general corporate purposes. In addition, the Company issued $500 million of 6.75% Notes due 2011. The proceeds of the debt issuance were used for early redemption of Bindley debt and for repayment of a portion of the Company's commercial paper and general corporate purposes, including working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions and investments. After such issuance, the Company has the capacity to issue approximately $1.0 billion of additional equity or debt securities pursuant to the shelf registration statements filed with the Securities and Exchange Commission.

     During the fiscal quarter ended June 30, 2001, the Company filed a shelf registration statement on Form S-4 increasing the number of shares available for issuance in connection with future business combinations to 15.0 million Common Shares.

     The Company currently believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

     See Notes 1 and 5 of the "Notes to Consolidated Financial Statements" for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

OTHER
-----
RECENT FINANCIAL ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company will not amortize goodwill beginning in fiscal 2002. The goodwill amortization expense during fiscal 2001 was approximately $48.9 million. The Company will complete its initial impairment assessment as required by SFAS No. 142 by December 31, 2001. The Company does not anticipate this assessment will result in a material write down during fiscal 2002.

     In September 2000, the FASB issued the SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for any activities occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", therefore revising the disclosure for securitizations and other transfers of financial assets or collateral. Adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure such instruments at fair value. The provisions of SFAS No. 133 were effective at the beginning of the Company's fiscal year ended June 30, 2001. Adoption of this standard in July 2000 did not have a material impact on the Company's consolidated financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which required adoption during the fourth quarter of fiscal 2001. Adoption of SAB 101 did not have a material impact on the consolidated financial statements.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" addressing the classification of shipping and handling revenue. The amount of revenue received for shipping and handling is immaterial for all periods presented. Additional disclosure related to the costs of shipping and handling is provided in Note 1 of "Notes to Consolidated Financial Statements".


ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 5 of the "Notes to Consolidated Financial Statements."


ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Independent Auditors' Reports
           Consolidated Financial Statements and Schedule
           Consolidated Statements of Earnings for the Fiscal Years Ended June
            30, 2001, 2000 and 1999
           Consolidated Balance Sheets at June 30, 2001 and 2000
           Consolidated Statements of Shareholders' Equity for the Fiscal Years
            Ended June 30, 2001, 2000 and 1999
           Consolidated Statements of Cash Flows for the Fiscal Years Ended
            June 30, 2001, 2000 and 1999
           Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. (an Ohio corporation) and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the historical consolidated financial statements of Bindley Western Industries, Inc. (Bindley), a wholly owned subsidiary of Cardinal Health, Inc., as of December 31, 1999 and for the year then ended. The historical consolidated financial statements of Bindley represent approximately 15% of consolidated total assets at June 30, 2000, and represent total revenues and net income of approximately 22% and 5%, respectively, of consolidated amounts for the year then ended. These consolidated financial statements were audited by another auditor whose report, presented herein, and our opinion, insofar as it relates to the amounts included for Bindley, is based solely on the report of such auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries as of June 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements of Cardinal Health, Inc. and subsidiaries for the year ended June 30, 1999, prior to restatement for pooling of interests, and the separate financial statements of Bindley for the year ended December 31, 1998 that have been included in the June 30, 1999 restated consolidated financial statements of Cardinal Health, Inc., were audited and reported on separately by other auditors and whose reports, presented herein a) dated August 10, 1999, except for the first sentence of the third paragraph of
Note 2 as to which the date is May 26, 2000 and the fiscal 1999 amounts in Note 12 as to which the date is September 5, 2000 and b) dated March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000, respectively expressed unqualified opinions on those statements. We audited the combination of the accompanying consolidated statements of earnings, shareholders' equity and cash flows for the year ended June 30, 1999, after restatement for the fiscal 2001 pooling of interests. In our opinion, such consolidated statements have been properly combined on the basis described in
Note 1 of the notes to consolidated financial statements.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Directors of Cardinal Health, Inc.:

Our audit of the consolidated financial statements referred to in our report dated July 27, 2001 appearing on page 18 of this Form 10-K also included an audit of the information as of and for the two-year period ended June 30, 2001 in the Financial Statement Schedule - Valuation and Qualifying Accounts. We did not audit the historical Financial Statement Schedule of Bindley Western Industries, Inc. (Bindley), a wholly owned subsidiary of Cardinal Health, Inc., as of December 31, 1999 and for the year then ended. This Financial Statement Schedule was audited by another auditor whose report, presented herein, and our opinion, insofar as it relates to the amounts included for Bindley, is based solely on the report of such auditor.

The Financial Statement Schedule of Cardinal Health, Inc. for the year ended June 30, 1999, prior to the restatement for pooling of interests, and the separate Financial Statement Schedule of Bindley for the years ended December 31, 1998, that have been included in the June 30, 1999 restated consolidated Financial Statement Schedule, were audited and reported on separately by other auditors whose reports, presented herein a) dated August 10, 1999, except for the first sentence of the third paragraph of Note 2 as to which the date is May 26, 2000 and the fiscal 1999 amounts in Note 12 as to which the date is September 5, 2000 and b) dated March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000, respectively expressed unqualified opinions on that schedule. We audited the combination of the information for the year ended June 30, 1999, after restatement for the 2001 pooling of interests.

In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein as of and for the two-year period ended June 30, 2001 when read in conjunction with the related consolidated financial statements, and, in our opinion, the information for the year ended June 30, 1999, has been properly combined on the basis described in
Note 1 of the Notes to Consolidated Financial Statements.

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

/s/ Arthur Andersen LLP


ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Cardinal Health, Inc.:

We have audited the consolidated statements of earnings, shareholders' equity, and cash flows of Cardinal Health, Inc. and subsidiaries for the year ended June 30, 1999. Our audit also included the consolidated financial statement schedule, as it relates to the year ended June 30, 1999, listed in the Index at Item 14. The consolidated financial statements and financial statement schedule audited by us were prior to the restatement for the 2001 pooling of interests with Bindley Western Industries Inc. ("Bindley") as described in Note 2 to the consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. We did not audit the financial statements of Allegiance Corporation ("Allegiance"), a wholly owned subsidiary of Cardinal Health, Inc., for the year ended June 30, 1999. We also did not audit the financial statements of R.P. Scherer Corporation ("Scherer"), a wholly owned subsidiary of Cardinal Health, Inc., for the year ended June 30, 1999. The combined financial statements of Allegiance and Scherer represent combined revenues and net income of approximately 25% and 35% of consolidated amounts for the year ended June 30, 1999. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Allegiance and Scherer, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cardinal Health, Inc. and subsidiaries, for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, as it relates to the year ended June 30, 1999, when considered in relation to the basic fiscal 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Columbus, Ohio
August 10, 1999, except for the first sentence of the third paragraph of Note 2 as to which the date is May 26, 2000 and the fiscal 1999 amounts in Note 12 as to which the date is September 5, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------



To R.P. Scherer Corporation:

We have audited the consolidated statements of income, comprehensive income, cash flows and shareholders' equity for the year ended June 30, 1999 (not presented separately herein) of R.P. SCHERER CORPORATION (a Delaware corporation and a wholly-owned subsidiary of Cardinal Health, Inc.) and subsidiaries. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of R.P. Scherer Corporation's and subsidiaries operations and their cash flows for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

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


/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Roseland, New Jersey,
August 9, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Stockholders of Allegiance Corporation

In our opinion, the consolidated statements of operations, of cash flows and of equity of Allegiance Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Allegiance Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Allegiance Corporation for any period subsequent to June 30, 1999.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
July 29, 1999

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
        -----------------------------------------------------------------


To the Stockholders of Allegiance Corporation

Our audit of the consolidated financial statements of Allegiance Corporation and its subsidiaries referred to in our report dated July 29, 1999 appearing in the Cardinal Health, Inc. Annual Report on Form 10-K for the year ended June 30, 2001 also included an audit of the Financial Statement Schedule II - Valuation and Qualifying Accounts ("financial statement schedule") of Allegiance Corporation and its subsidiaries for the year ended June 30, 1999 (not presented separately herein). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements and financial statement schedule of Allegiance Corporation for any period subsequent to June 30, 1999.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
July 29, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:


In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of earnings, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 of Bindley Western Industries, Inc. and its subsidiaries (the "Company") (not presented separately herein) present fairly, in all material respects, their financial position, results of operations and cash flows at December 31, 1999, and for each of the two years in the period ended December 31, 1999, prior to adjustments related to the 2001 pooling of interests with Cardinal Health, Inc., in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Bindley Western Industries, Inc. for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000, appearing in the Cardinal Health, Inc. Annual Report on Form 10-K for the year ended June 30, 2001 also included an audit of the Financial Statement Schedule II - Valuation and Qualifying Accounts ("financial statement schedule") of Bindley Western Industries, Inc. and its subsidiaries for the year ended December 31, 1999 (not presented separately herein). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements and financial statement schedule of Bindley Western Industries, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (In millions, except per share amounts)


                                                                         FISCAL YEAR ENDED JUNE 30,
                                                         ----------------------------------------------------
                                                                 2001             2000             1999
                                                         ----------------------------------------------------


Revenue:
    Operating revenue                                        $   38,660.1     $   30,257.8     $   25,682.5
    Bulk deliveries to customer warehouses                        9,287.5          8,092.1          7,050.4
                                                             ------------     ------------     ------------

Total revenue                                                    47,947.6         38,349.9         32,732.9

Cost of products sold:
    Operating cost of products sold                              35,050.2         27,163.8         22,867.6
    Cost of products sold - bulk deliveries                       9,285.8          8,089.9          7,048.1
    Special charges                                                  --               --                4.0
                                                             ------------     ------------     ------------

Total cost of products sold                                      44,336.0         35,253.7         29,919.7
                                                             ------------     ------------     ------------

Gross margin                                                      3,611.6          3,096.2          2,813.2

Selling, general and administrative expenses                      1,999.6          1,751.0          1,697.2

Special charges                                                     124.9             64.7            161.4
                                                             ------------     ------------     ------------

Operating earnings                                                1,487.1          1,280.5            954.6

Interest expense and other                                          154.9            138.7            132.9
                                                             ------------     ------------     ------------

Earnings before income tax                                        1,332.2          1,141.8            821.7

Provision for income taxes                                          474.8            424.0            322.4
                                                             ------------     ------------     ------------

Net earnings                                                 $      857.4     $      717.8     $      499.3
                                                             ============     ============     ============

Net earnings per Common Share:
    Basic                                                    $       1.93     $       1.64     $       1.14
    Diluted                                                  $       1.88     $       1.60     $       1.12

Weighted average number of Common Shares outstanding:
    Basic                                                           443.2            438.8            434.9
    Diluted                                                         455.5            448.7            447.2

-----------------------------------------------------------------------------------------------------------

Net earnings                                                 $      857.4     $      717.8     $      499.3
Pro forma adjustment for income taxes (See Note 2)                   --               --               (9.3)
                                                             ------------     ------------     ------------
Pro forma net earnings                                       $      857.4     $      717.8     $      490.0
                                                             ============     ============     ============

Pro forma net earnings per Common Share:
    Basic                                                    $       1.93     $       1.64     $       1.13
    Diluted                                                  $       1.88     $       1.60     $       1.10

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                   JUNE 30,            JUNE 30,
                                                                                    2001                 2000
                                                                             ------------------    ------------------

ASSETS
    Current assets:
      Cash and equivalents                                                       $      934.1      $      539.5
      Trade receivables, net                                                          2,408.7           2,398.8
      Current portion of net investment in sales-type leases                            236.3             187.7
      Inventories                                                                     6,286.1           4,657.0
      Prepaid expenses and other                                                        851.1             663.4
                                                                                 ------------      ------------

        Total current assets                                                         10,716.3           8,446.4
                                                                                 ------------      ------------

    Property and equipment, at cost:
      Land, buildings and improvements                                                  978.0             806.1
      Machinery and equipment                                                         2,167.5           2,115.4
      Furniture and fixtures                                                            200.4             144.0
                                                                                 ------------      ------------
        Total                                                                         3,345.9           3,065.5
      Accumulated depreciation and amortization                                      (1,507.6)         (1,337.2)
                                                                                 ------------      ------------
      Property and equipment, net                                                     1,838.3           1,728.3

    Other assets:
      Net investment in sales-type leases, less current portion                         671.7             578.6
      Goodwill and other intangibles, net                                             1,175.4           1,043.7
      Other                                                                             240.7             227.1
                                                                                 ------------      ------------

        Total                                                                    $   14,642.4      $   12,024.1
                                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable & other short term borrowings                                $        8.3      $      414.1
      Current portion of long-term obligations                                            5.9               9.3
      Accounts payable                                                                5,319.9           3,895.1
      Other accrued liabilities                                                       1,240.7           1,228.2
                                                                                 ------------      ------------

        Total current liabilities                                                     6,574.8           5,546.7
                                                                                 ------------      ------------

    Long-term obligations, less current portion                                       1,871.0           1,524.5
    Deferred income taxes and other liabilities                                         759.5             552.5

    Shareholders' equity:
      Common Shares, without par value                                                1,893.1           1,509.6
      Retained earnings                                                               4,146.0           3,331.6
      Common Shares in treasury, at cost                                               (457.2)           (346.6)
      Other comprehensive income                                                       (140.3)            (81.9)
      Other                                                                              (4.5)            (12.3)
                                                                                 ------------      ------------
        Total shareholders' equity                                                    5,437.1           4,400.4
                                                                                 ------------      ------------

        Total                                                                    $   14,642.4      $   12,024.1
                                                                                 ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)




                                                         COMMON SHARES
                                                   -------------------------                      TREASURY SHARES        OTHER
                                                    SHARES                        RETAINED      -------------------- COMPREHENSIVE
                                                    ISSUED           AMOUNT       EARNINGS       SHARES      AMOUNT      INCOME
                                                   --------         --------      --------      --------    --------    --------

BALANCE, JUNE 30, 1998                                183.0         $1,266.7      $2,246.0          (1.6)   $  (86.2)   $  (27.9)
Comprehensive income:
  Net earnings                                                                       499.3
  Foreign currency translation adjustments                                                                                 (17.0)

Total comprehensive income
Employee stock plans activity,
  including tax benefits of $65.4 million               3.4            139.6                        (0.7)       34.8
Treasury shares acquired and shares retired            (1.9)           (73.8)         (2.9)          1.7        23.5
Dividends paid                                                                       (49.1)
Stock split effected as a stock dividend and
      cash paid in lieu of fractional shares          105.6                           (0.3)         (0.1)        --
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)               0.1              0.5           8.6                                   0.9
Stock issued for acquisitions and other                 0.2             (0.1)         (1.0)
Distribution of Priority Healthcare Corporation                        (24.4)        (34.5)
                                                   --------         --------      --------      --------    --------    --------

BALANCE, JUNE 30, 1999                                290.4         $1,308.5      $2,666.1          (0.7)   $  (27.9)   $  (44.0)
Comprehensive income:
  Net earnings                                                                       717.8
  Foreign currency translation adjustments                                                                                 (37.9)

Total comprehensive income
Employee stock plans activity,
  including tax benefits of $46.9 million               4.4            147.8                         --         (0.2)
Treasury shares acquired                                                             (22.2)         (7.3)     (318.5)
Dividends paid                                                                       (30.0)
Stock issued for acquisitions and other                 4.6             53.3          (0.1)         (0.1)        --
                                                   --------         --------      --------      --------    --------    --------

BALANCE, JUNE 30, 2000                                299.4         $1,509.6      $3,331.6          (8.1)   $ (346.6)   $  (81.9)
Comprehensive income:
  Net earnings                                                                       857.4
  Foreign currency translation adjustments                                                                                 (46.4)
  Unrealized loss on derivatives                                                                                            (6.7)
  Unrealized loss on investment                                                                                             (5.3)

Total comprehensive income
Employee stock plans activity,
  including tax benefits of $159.2 million              7.2            332.7                         0.6        28.1
Treasury shares acquired                                                                             --       (139.0)
Dividends paid                                                                       (35.4)
Stock split effected as a stock dividend and
   cash paid in lieu of fractional shares             148.5             (1.2)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)               0.3              4.5          (4.1)          --          0.3
Stock issued for acquisitions and other                 0.8             47.5          (3.5)
                                                   --------         --------      --------      --------    --------    --------

BALANCE, JUNE 30, 2001                                456.2         $1,893.1      $4,146.0          (7.5)   $ (457.2)   $ (140.3)
                                                   ========         ========      ========      ========    ========    ========



                                                                TOTAL
                                                             SHAREHOLDERS'
                                                    OTHER       EQUITY
                                                   --------    --------

BALANCE, JUNE 30, 1998                             $   (8.7)   $3,389.9
Comprehensive income:
  Net earnings                                                    499.3
  Foreign currency translation adjustments                        (17.0)
                                                               --------
Total comprehensive income                                        482.3
Employee stock plans activity,
  including tax benefits of $65.4 million              (2.9)      171.5
Treasury shares acquired and shares retired             3.5       (49.7)
Dividends paid                                                    (49.1)
Stock split effected as a stock dividend and
      cash paid in lieu of fractional shares                       (0.3)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)                          10.0
Stock issued for acquisitions and other                            (1.1)
Distribution of Priority Healthcare Corporation                   (58.9)
                                                   --------    --------

BALANCE,  JUNE 30, 1999                            $   (8.1)   $3,894.6
Comprehensive income:
  Net earnings                                                    717.8
  Foreign currency translation adjustments                        (37.9)
                                                               --------
Total comprehensive income                                        679.9
Employee stock plans activity,
  including tax benefits of $46.9 million              (4.2)      143.4
Treasury shares acquired                                         (340.7)
Dividends paid                                                    (30.0)
Stock issued for acquisitions and other                            53.2
                                                   --------    --------

BALANCE,  JUNE 30, 2000                            $  (12.3)   $4,400.4
Comprehensive income:
  Net earnings                                                    857.4
  Foreign currency translation adjustments                        (46.4)
  Unrealized loss on derivatives                                   (6.7)
  Unrealized loss on investment                                    (5.3)
                                                               --------
Total comprehensive income                                        799.0
Employee stock plans activity,
  including tax benefits of  $159.2 million             4.7       365.5
Treasury shares acquired                                         (139.0)
Dividends paid                                                    (35.4)
Stock split effected as a stock dividend and
      cash paid in lieu of fractional shares                       (1.2)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)              (0.1)        0.6
Stock issued for acquisitions and other                 3.2        47.2
                                                   --------    --------

BALANCE, JUNE 30, 2001                             $   (4.5)   $5,437.1
                                                   ========    ========

The accompanying notes are an integral part of these consolidated statements.

                      CARDINAL HEALTH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                                       ---------------------------------------------
                                                                                           2001            2000             1999
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                     $      857.4    $      717.8    $      499.3
      Adjustments to reconcile net earnings to net cash from
           operating activities:
      Depreciation and amortization                                                           280.6           257.0           248.2
      Provision for deferred income taxes                                                     149.1           128.5           128.3
      Provision for bad debts                                                                  41.4            37.5            33.1
      Change in operating assets and liabilities,
            net of effects from acquisitions:
           Increase in trade receivables                                                      (31.4)         (377.3)         (122.5)
           Increase in inventories                                                         (1,517.8)       (1,071.6)         (479.6)
           Increase in net investment in sales-type leases                                   (141.8)         (159.5)         (282.3)
           Increase in accounts payable                                                     1,313.8           899.4           169.5
           Other operating items, net                                                         (79.6)           72.2           102.4
                                                                                       ------------    ------------    ------------

      Net cash provided by operating activities                                               871.7           504.0           296.4
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition/divestiture of subsidiaries, net of cash acquired                          (364.3)          (69.6)         (147.5)
      Proceeds from sale of property and equipment                                             72.1            60.2            58.0
      Additions to property and equipment                                                    (341.2)         (331.1)         (359.5)
      Purchase of marketable securities available for sale                                     --              (7.7)          (15.6)
      Proceeds from sale of marketable securities available for sale                           --              56.1            13.5
                                                                                       ------------    ------------    ------------

      Net cash used in investing activities                                                  (633.4)         (292.1)         (451.1)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in commercial paper and short-term debt                                     (824.9)          426.2          (334.9)
      Reduction of long-term obligations                                                      (53.8)         (179.8)         (118.8)
      Proceeds from long-term obligations, net of issuance costs                              911.3             0.5           223.7
      Proceeds from securitized borrowings                                                     --             125.8           224.2
      Proceeds from issuance of Common Shares                                                 252.1            97.5            88.9
      Dividends on common shares, minority interests and
           cash paid in lieu of fractional shares                                             (36.6)          (30.0)          (77.3)
      Purchase of treasury shares                                                            (139.4)         (341.4)          (49.8)
      Other                                                                                    --               0.4            (4.8)
                                                                                       ------------    ------------    ------------

      Net cash provided by/(used in) financing activities                                     108.7            99.2           (48.8)
                                                                                       ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                               347.0           311.1          (203.5)

CHANGE IN FISCAL YEAR (SEE NOTE 1)                                                             47.6            --              --

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                     539.5           228.4           431.9
                                                                                       ------------    ------------    ------------

CASH AND EQUIVALENTS AT END OF YEAR                                                    $      934.1    $      539.5    $      228.4
                                                                                       ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cardinal Health, Inc., together with its subsidiaries (collectively the "Company"), is a provider of services to the healthcare industry offering an array of value-added pharmaceutical and other healthcare products distribution services and pharmaceutical-related products and services to a broad base of customers. The Company currently conducts its business within four business segments: Pharmaceutical Distribution and Provider Services; Medical-Surgical Products and Services; Pharmaceutical Technologies and Services; and Automation and Information Services. See Note 12 for information related to the Company's operating segments.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the merger transactions with R.P. Scherer Corporation ("Scherer") on August 7, 1998; Allegiance Corporation ("Allegiance") on February 3, 1999; Pacific Surgical Innovations, Inc. ("PSI") on May 21, 1999; Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999 and Bindley Western Industries, Inc. ("Bindley") on February 14, 2001 (see Note 2). Such business combinations were accounted for under the pooling-of-interests method.

     Scherer's fiscal year end was March 31. In order to conform with the Company's June 30 fiscal year end, Scherer's results of operations for the three months ended June 30, 1998 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Scherer's net revenue and net earnings for this period were $161.6 million and $8.6 million, respectively. Scherer's cash flows from operating and financing activities for this period were $12.6 million and $32.6 million, respectively, while cash flows used in investing activities were $12.2 million.

     The Company's fiscal year end is June 30 and Bindley's fiscal year end was December 31. For the fiscal years ended June 30, 1999 and 2000, the consolidated financial statements combine the Company's fiscal years ended June 30, 1999 and 2000, with Bindley's fiscal years ended December 31, 1998 and 1999, respectively.

     As a result of changing Bindley's fiscal year end from December 31 to June 30, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statements of Shareholders' Equity. Bindley's net revenue and net earnings excluding special charges were $4.9 billion and $22.9 million, respectively. Including special charges for the same period, Bindley's net loss was $2.8 million. Cash flows from operating activities were $166.7 million, while cash flows used in investing and financing activities were $5.7 million and $113.4 million, respectively.

     During fiscal 2001, 2000 and 1999, the Company completed several acquisitions, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company's acquisitions is provided in Note 2.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates their fair value. Cash payments for interest were $144.8 million, $133.8 million, and $125.1 million and cash payments for income taxes were $213.6 million, $125.5 million and $94.9 million for fiscal 2001, 2000, and 1999, respectively. See Notes 2 and 4 for additional information regarding non-cash investing and financing activities.

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare distribution activities and are presented net of an allowance for doubtful accounts of $106.8 million and $71.1 million at June 30, 2001 and 2000, respectively.

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are $27.8 million and $24.0 million at June 30, 2001 and 2000, respectively (the current portions are $13.3 million and $9.3 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.8 million and $4.6 million at June 30, 2001 and 2000, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has formed Medicine Shoppe Capital Corporation ("MSCC") and Cardinal Health Funding LLC ("CHF") as wholly owned subsidiaries of Medicine Shoppe and Griffin Capital Corporation ("Griffin"), respectively. MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to certain financial institutions or to other investors. They are designed to be special purpose, bankruptcy remote entities. Although consolidated to the extent required by generally accepted accounting principles, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe and Griffin; they each maintain separate financial statements; and their assets will be available first and foremost to satisfy the claims of their creditors.

     The Company has formed Bindley Western Funding Corporation ("BWFC") as a wholly owned subsidiary of Bindley. BWFC was organized for the sole purpose of buying receivables and selling those receivables to certain financial institutions or to other investors. Although consolidated to the extent required by generally accepted accounting principles, BWFC is a separate legal entity from the Company and Bindley; it maintains separate financial statements; and its assets will be available first and foremost to satisfy the claims of its creditors. See Note 4 for additional information on BWFC.

     During fiscal 2001, the Company entered into an agreement to sell trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued preferred variable debt securities to parties not affiliated with the Company. Those preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables. See Note 4 for additional information.

INVENTORIES. A majority of inventories (approximately 66% in 2001 and 69% in 2000) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost using the first-in, first-out ("FIFO") method or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2001 and 2000 by $52.8 million and $57.3 million, respectively.

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

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles primarily represent intangible assets related to the excess of cost over net assets of subsidiaries acquired. Intangible assets are being amortized using the straight-line method over lives that range from five to forty years. Accumulated amortization was $680.5 million and $646.2 million at June 30, 2001 and 2000, respectively. At each balance sheet date, a determination is made by management to ascertain whether there is an indication that the intangible assets may have been impaired based primarily on a review of projected undiscounted operating cash flows for each segment.

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

     Pharmacy management and other service revenues are recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee, or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Packaging and liquid fill contract manufacturing revenues are recognized from services provided upon the completion of such services.

     Drug delivery system revenue is recognized upon shipment of products to the customer. Non-product revenue related to option, milestone and exclusivity fees are recognized when earned and all obligations of performance have been completed.

     Revenue is recognized from sales-type leases of point-of-use systems when the systems are delivered, the customer accepts the system, and the lease becomes noncancellable. Unearned income on sales-type leases is recognized using the interest method. Sales of point-of-use systems are recognized upon delivery and customer acceptance. Revenue for systems installed under operating lease arrangements is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

     Clinical information system license revenue is recognized upon delivery of the software to the customer and the completion of implementation/set-up training necessary to operate the software. The portion of the license fee related to system support is deferred and recognized over the annual license period.

SHIPPING AND HANDLING. The Company records shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling revenue received was immaterial for all periods presented.

TRANSLATION OF FOREIGN CURRENCIES. Financial statements of the Company's subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are accumulated in a separate component of shareholders' equity. Transactional exchange gains and losses are reflected in earnings.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. At the beginning of fiscal 2001, the Company adopted Financial Accounting Standard ("SFAS") No. 133, as amended, "Accounting for Derivatives and Hedging Activity". Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income. The adoption of this standard did not have a material impact on the Company's consolidated financial statements taken as a whole.

     The Company uses forward currency exchange contracts, currency options and interest rate swaps to manage its exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.

     The Company also uses interest rate swaps to hedge the changes in the value of fixed rate debt due to variations in interest rates and forward foreign currency exchange contracts to protect the value of existing foreign currency assets and liabilities. These contracts are designated as fair value hedges.

     The Company does not use derivative instruments for trading or speculative purposes.

     All of the Company's derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS 133. The periodic gains and losses of the contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, the resulting gains or losses are recognized in earnings offsetting the exposures of the underlying transactions. The carrying values of all contracts are included in other assets or liabilities.

     The Company's policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract's fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company's hedging contracts is provided in Note 5.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $53.8 million, $48.5 million, and $49.7 million in fiscal 2001, 2000, and 1999, respectively.

INCOME TAXES. No provision is made for U.S. income taxes on earnings of foreign subsidiary companies which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings.

PRO FORMA ADJUSTMENT FOR INCOME TAXES. On September 10, 1999, the Company completed a merger transaction with ALP. As of April 1998, ALP had elected S-Corporation status for income tax purposes. As a result of the merger, ALP terminated its S-Corporation election. The pro forma adjustment for income taxes presents the pro forma tax expense of ALP as if ALP had been subject to federal income taxes during the periods presented (see Note 2).

EARNINGS PER COMMON SHARE. Basic earnings per Common Share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options, computed using the treasury stock method.

DIVIDENDS. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.080, $0.067, and $0.063, for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

STOCK SPLITS. On August 12, 1998, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on October 30, 1998 to shareholders of record on October 9, 1998. In addition, on February 27, 2001, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on April 20, 2001 to shareholders of record on April 5, 2001. All share and per share amounts included in the consolidated financial statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to retroactively reflect these stock splits.

DISTRIBUTION OF PRIORITY HEALTHCARE CORPORATION. On December 31, 1998, Bindley distributed to the holders of its common stock all of the 10.2 million shares of Priority Healthcare Corporation ("Priority") owned by Bindley. As a result of the distribution, Priority ceased to be a subsidiary of Bindley at the end of fiscal 1999. The dividend distribution of $58.9 million represents Bindley's ownership interest in the net assets of Priority.

RECLASSIFICATIONS. Certain reclassifications have been made to conform prior periods' amounts to the current presentation.

RECENT FINANCIAL ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company will not amortize goodwill beginning in fiscal 2002. The goodwill amortization expense during fiscal 2001 was approximately $48.9 million. The Company will complete its initial impairment assessment as required by SFAS No. 142 by December 31, 2001. The Company does not anticipate this assessment will result in a material write down during fiscal 2002.

     In September 2000, the FASB issued the SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for any activities occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", therefore revising the disclosure for securitizations and other transfers of financial assets or collateral. Adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which required adoption during the fourth quarter of fiscal 2001. Adoption of SAB 101 did not have a material impact on the consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  BUSINESS COMBINATIONS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS
BUSINESS COMBINATIONS.
Fiscal 2001. On February 14, 2001, the Company completed a merger transaction with Bindley, which was accounted for as a pooling-of-interests. In the merger transaction with Bindley, the Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase approximately 5.1 million Common Shares. In fiscal 2001, the Company recorded a merger-related charge to reflect transaction and other costs incurred as a result of the merger transaction with Bindley.

     On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical Corporation ("BBMC") for approximately $180 million, subject to post-closing adjustments. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. In addition, the Company also completed several other individually immaterial acquisitions during fiscal 2001 for approximately $193.9 million, including future contingent payments. Liabilities of the operations assumed were approximately $147.8 million, including debt of $25.0 million. These transactions were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 2000, results of operations would not have differed materially from reported results.

Fiscal 2000. On September 10, 1999, the Company completed a merger transaction with ALP, which was accounted for as a pooling-of-interests. The Company issued approximately 8.7 million Common Shares to ALP stockholders. During fiscal 2000, the Company recorded a merger-related charge to reflect transaction and other costs incurred as a result of the merger transaction with ALP.

     On August 31, 1999, Bindley completed a merger transaction with Central Pharmacy Services, Inc. ("Central Pharmacy") that was accounted for under the purchase method of accounting. The aggregate purchase price was approximately $56.7 million, including fees and expenses, which was primarily paid in Bindley common stock. Liabilities assumed were approximately $16.1 million. Had the acquisition taken place on July 1, 1999, consolidated results would not have been materially different from reported results.

     In addition to the merger transactions described above, during fiscal 2000, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's medical-surgical distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $63.5 million. Liabilities of the operations assumed were approximately $7.0 million, including debt of $4.0 million. Had the acquisitions taken place on July 1, 1999, consolidated results would not have been materially different from reported results.

Fiscal 1999. On May 21, 1999, the Company completed a merger transaction with PSI. The Company issued approximately 0.3 million Common Shares to PSI shareholders and has accounted for the merger transaction as a pooling-of-interests.

     On February 3, 1999, the Company completed a merger transaction with Allegiance that was accounted for as a pooling-of-interests. The Company issued approximately 106.1 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase approximately 15.5 million Common Shares. In addition, on August 7, 1998, the Company completed a merger transaction with Scherer that was accounted for as a pooling-of-interests. The Company issued approximately 51.3 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase approximately 5.3 million Common Shares. The Company recorded a merger-related charge to reflect transaction and other costs incurred as a result of these merger transactions in fiscal 1999.

      In addition to the merger transactions described above, during fiscal 1999, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's medical-surgical distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $160.8 million. Liabilities of the operations assumed were approximately $18.9 million, including debt of $3.2 million. Had the acquisitions taken place on July 1, 1998, consolidated results would not have been materially different from reported results.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Additional merger-related costs associated with integrating the various acquired companies and instituting efficiencies relating to them will be charged to expense in subsequent periods when incurred.

SPECIAL CHARGES
The following is a summary of the special charges for the fiscal years ended June 30, 2001, 2000 and 1999.

                                                              Fiscal Year Ended June 30,
                                                      -----------------------------------------
(in millions, except per share amounts)                  2001            2000           1999
-----------------------------------------------------------------------------------------------
Merger-related costs:
   Direct transaction costs                           $  (20.8)      $    1.2        $  (56.6)
   Employee-related costs                                (38.3)          (5.0)          (38.8)
   ALP transaction bonus                                  --            (20.3)           --
   Exit costs - distribution center consolidation        (15.8)          --              --
   Other exit costs                                       (1.6)         (11.7)           (9.4)
   Scherer restructuring costs                            (1.6)          (9.6)          (26.7)
   Inventory write-offs                                   --             --              (4.0)
   Owen Healthcare, Inc. employee-related costs           --             --              (1.1)
   Canceled merger transaction                            --             --               3.7
   Other integration costs                               (40.0)         (19.3)          (13.7)
---------------------------------------------------------------------------------------------
Total merger-related costs                            $ (118.1)      $  (64.7)       $ (146.6)
---------------------------------------------------------------------------------------------

Other special charges:
    Distribution center closures                      $   (4.4)      $   --          $   --
    Manufacturing facility closures                       (2.2)          --              --
    Employee-related costs                                (5.2)          --              --
    Litigation settlement                                  5.0           --              --
    Priority  spin-off                                    --             --             (18.8)
---------------------------------------------------------------------------------------------
Total other special charges                           $   (6.8)      $   --          $  (18.8)
---------------------------------------------------------------------------------------------

Total special charges                                 $ (124.9)      $  (64.7)       $ (165.4)
Tax effect of special charges                             39.6           14.9            33.8
Pro forma ALP taxes                                       --             --               9.3
---------------------------------------------------------------------------------------------
Net effect of special charges                         $  (85.3)      $  (49.8)       $ (122.3)
=============================================================================================

Net effect on diluted earnings per share              $  (0.19)      $  (0.11)       $  (0.27)
=============================================================================================

Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger transactions with Bindley, ALP, Allegiance and Scherer.

     During the fiscal years presented in the table above, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, the Company incurred employee-related costs, which consist primarily of severance and transaction/stay bonuses as a result of the Bindley, ALP, Allegiance and Scherer merger transactions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billing and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

     The Company recorded a charge of $15.8 million during fiscal 2001 associated with the Company's plans to consolidate distribution centers as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company has incurred employee-related costs and exit costs related to termination of contracts and lease agreements during the year.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger transactions with ALP, Allegiance and Scherer.

     The Company recorded charges of $1.6 million, $9.6 million and $26.7 million during fiscal years 2001, 2000 and 1999, respectively. These charges were business restructuring costs relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     The Company recorded charges of $4.0 million in fiscal 1999. This charge related to the write-down of impaired inventory associated with the merger transaction with Owen Healthcare, Inc. ("Owen"). Also, during fiscal 1999, the Company recorded charges of $1.1 million related to severance costs for a restructuring associated with the change in management that resulted from the merger transaction with Owen. Partially offsetting the total merger-related charges for fiscal 1999 was a credit recorded to adjust the estimated transaction and termination costs previously recorded in connection with the canceled merger transaction with Bergen Brunswig Corporation. Also, the actual amount billed for services provided by third parties engaged by the Company was less than the estimate, resulting in a reduction of the merger-related costs.

     Other integration costs include charges related to integration of the operations of previous merger transactions.

Other Special Charges. During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount related to employee severance costs.

     In addition, during fiscal 2001, the Company recorded a special charge of $6.8 million related to the rationalization of certain health and nutritional manufacturing facilities. Approximately, $2.2 million related to lease exit costs and the remaining amount related to employee severance costs.

     During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

     During fiscal 1999, Bindley recorded a special charge of $18.8 million. Approximately $11.0 million related to a non-cash charge for the acceleration of the amortization of compensation related to restricted stock grants in connection with the spin-off of Priority Healthcare Corporation ("Priority") (See Note 1 of the "Notes to Consolidated Financial Statements). Approximately $7.0 million related to write-off of goodwill from an acquisition prior to 1996 and the remaining $0.8 million represented a legal settlement.

Pro Forma Impact. Since April 1998, ALP had been organized as an S-Corporation for tax purposes. Accordingly, ALP was not subject to federal income tax from April 1998 up to the date of the merger transaction. For fiscal 1999, net earnings would have been reduced by $9.3 million if ALP had been subject to federal income taxes.

Summary. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share. In fiscal 2000, the net effect of various special charges reduced reported net earnings by $49.8 million to $717.8 million and reduced reported diluted earnings per Common Share by $0.11 per share to $1.60 per share. The net of tax effect of the various special charges recorded and pro forma adjustments related to ALP taxes during fiscal 1999 was to reduce reported net earnings by $122.3 million to $499.3 million and to reduce reported diluted earnings per Common Share by $0.27 per share to $1.12 per share.

     Certain merger-related costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, such items will be expensed as incurred.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.  LEASES
SALES-TYPE LEASES. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                                            June 30,          June 30,
                                                                              2001              2000
                                                                          -----------       -----------

           Future minimum lease payments receivable                        $1,066.3          $  890.3
           Unguaranteed residual values                                        13.1              11.1
           Unearned income                                                   (155.3)           (120.1)
           Allowance for uncollectible minimum lease payments
             receivable                                                       (16.1)            (15.0)
                                                                           --------          --------

           Net investment in sales-type leases                                908.0             766.3
               Less: current portion                                          236.3             187.7
                                                                           --------          --------

           Net investment in sales-type leases, less current portion       $  671.7          $  578.6
                                                                           ========          ========

     Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are: 2002 - $259.6 million; 2003 - $265.6 million; 2004 - $237.1 million; 2005 - $186.8 million; 2006 -
$103.7 million and 2007 and thereafter - $13.5 million.

LEASE RELATED FINANCING ARRANGEMENTS. Pyxis has previously financed its working capital needs through the sale of certain lease receivables to a non-bank financing company. As of June 30, 2001, $5.4 million of lease receivables were owned by the financing company. The agreement with the financing company was amended to terminate Pyxis' obligation to sell lease receivables to the financing company. Due to Pyxis customers upgrading the Pyxis machines or expanding the number of units being leased under the original lease agreements that have been sold to the financing company, Pyxis has been converting the original lease agreements with customers to updated lease agreements. Pyxis has been maintaining these revised leases and not selling them to the financing company to replace the original lease receivables. As a result, Pyxis entered into an agreement with the financing company to pay the financing company the remaining portion of the original lease receivables outstanding at the time of each revision. The future minimum payments for these notes at June 30, 2001 are: fiscal 2002 - $23.8 million and fiscal 2003 - $6.6 million, which are classified as part of other liabilities.

4.  SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS
NOTES PAYABLE, BANKS. The Company has entered into various unsecured, uncommitted line-of-credit arrangements that allow for borrowings up to $23.1 million at June 30, 2001, at various money market rates. At June 30, 2001, $8.3 million, at a weighted average interest rate of 6.50%, was outstanding under such arrangements and $64.1 million, at a weighted average interest rate of 6.20%, was outstanding at June 30, 2000. The total available but unused lines of credit at June 30, 2001 was $14.8 million.

OTHER SHORT-TERM BORROWINGS. Bindley had a receivables securitization facility (the "Receivables Facility") pursuant to which Bindley sold substantially all of its receivables arising in connection with the sale of goods or the rendering of services ("Receivables") to BWFC, a wholly owned special purpose corporation subsidiary (See Note 1). At fiscal year end 2000, there were $350.0 million of receivables interests outstanding bearing a Discount Rate of 6.10% per annum. During fiscal 2001, the Company repaid all outstanding borrowings and terminated this facility.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LONG-TERM OBLIGATIONS. Long-term obligations consist of the following (in millions):

                                                                               June 30,        June 30,
                                                                                 2001            2000
                                                                           ------------    -------------

              6.00% Notes due 2006                                         $       150.0   $       150.0
              6.25% Notes due 2008                                                 150.0           150.0
              6.50% Notes due 2004                                                 100.0           100.0
              6.75% Notes due 2011                                                 494.3             --
              6.75% Notes due 2004                                                  99.8            99.7
              7.93% Notes due 2004                                                   --             25.0
              7.30% Notes due 2006                                                 127.9           127.9
              7.80% Debentures due 2016                                             75.7            75.7

              7.00% Debentures due 2026 (7 year put option in 2003)                192.0           192.0
              Preferred debt securities                                            400.0             --

              Commercial paper                                                       --            509.2
              Short-term borrowings, reclassified                                   26.3            54.2
              Other obligations;  interest averaging 4.45% in 2001 and
                 4.60% in 2000, due in varying installments
                 through  2015                                                      60.9            50.1
                                                                           --------------  --------------

              Total                                                              1,876.9         1,533.8
                  Less: current portion                                              5.9             9.3
                                                                           --------------  --------------

              Long-term obligations, less current portion                  $     1,871.0   $     1,524.5
                                                                           ==============  ==============

     The 6.00%, 6.25% and 6.50% Notes and the 6.75% Notes due 2011 represent unsecured obligations of the Company, and the 6.75% Notes due 2004 represent unsecured obligations of Scherer, which are guaranteed by the Company. The 7.93% Notes represent a private placement of unsecured obligations of Bindley, which was paid off in fiscal 2001. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance, which are guaranteed by the Company. These obligations are not redeemable prior to maturity and are not subject to a sinking fund.

     During fiscal 2001, the Company entered into an agreement to sell trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred variable debt securities to parties not affiliated with the Company. These preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables. At June 30, 2001, the SPE owned approximately $497.2 million of receivables that are included in the Company's consolidated balance sheet.

     The Company has a commercial paper program, providing on June 30, 2001 for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company did not have any borrowing outstanding under this program at June 30, 2001. At June 30, 2000, the Company had $509.2 million outstanding under this program with a market interest rate based upon LIBOR.

     The Company also maintains other short-term credit facilities that allow for borrowings up to $121.0 million. At June 30, 2001 and 2000, $26.3 million and $54.2 million were outstanding under these uncommitted facilities. The effective interest rate as of June 30, 2001 and 2000 was 4.30% and 6.30%, respectively.

     The Company also has an unsecured bank credit facility, which provides for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 28, 2002 and $750 million expires on March 31, 2004. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2001. At June 30, 2001 and 2000, the commercial paper and other short-term borrowings totaling $26.3 million and $563.4 million, respectively, were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings.

     During fiscal 2001, the Company issued $500 million of 6.75% notes due 2011. The proceeds of this debt issuance were used for early redemption of Bindley debt and for repayment of a portion of the Company's commercial paper and general corporate

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes, including working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions and investments. After such issuance, the Company has the capacity to issue approximately $1.0 billion of additional equity or debt securities pursuant to the shelf registration statements filed with the Securities and Exchange Commission.

     Certain long-term obligations are collateralized with property and equipment of the Company with an aggregate book value of approximately $12.8 million at June 30, 2001. Maturities of long-term obligations for future fiscal years are: 2002 - $5.9 million; 2003 - $32.0 million; 2004 - $218.9 million;
2005 - $3.4 million; 2006 - $153.2 million and 2007 and thereafter - $1,463.5 million.


5.  FINANCIAL INSTRUMENTS
INTEREST RATE RISK MANAGEMENT. The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company maintains a fixed rate debt as a percentage of its net debt within a certain range.

     The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage its changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs.

     At June 30, 2001, the Company held pay-fixed interest rate swaps to hedge the variability of cash flows related to changes in interest rates on borrowing costs of variable rate debt. These contracts are classified as cash flow hedges and mature through January 2004. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts are effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in other comprehensive income will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

     The Company also held pay-floating interest rate swaps to hedge the change in fair value of the fixed rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through February 2011. The hedged fixed rate debt and the pay-floating interest rate swaps are adjusted to current market values through other income/expense. During fiscal 2001, the market value adjustments for the debt hedged and pay-floating interest rate swaps directly offset one another.

     The following represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2001 included in other liabilities and the amount of loss either deferred through other comprehensive income or recognized through other income/expense during fiscal 2001.

(in millions)                        Notional Amount      Liabilities   Loss    Classification of Loss
------------------------------------ -------------------- ------------ -------- --------------------------
Pay-fixed interest rate swaps              $270.0            $6.9       $6.9    Other Comprehensive Income
Pay-floating interest rate swaps           $250.0            $5.7       $5.7    Other Income/expense

     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

CURRENCY RISK MANAGEMENT. The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur.

     At June 30, 2001, the Company held forward contracts expiring through June 2002 to hedge probable, but not firmly committed, revenues and expenses. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, Japanese yen, British pound, Canadian dollar and the Thai bhat.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also held forward contracts expiring in July 2001 to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through other income/expense directly offsetting the adjustment of the foreign currency asset or liability.

     The following represents the notional amount hedged, value of the forward contracts outstanding at June 30, 2001 included in other assets or liabilities and the amount of net gain/loss either deferred through other comprehensive income or recognized through other income/expense during fiscal 2001.

                            Notional
(in millions)                Amount      Assets   Liabilities    Net Gain/(Loss)   Classification of Gain/(Loss)
-------------------------- ------------ --------- ------------- ------------------ ---------------------------------
Forward Contracts -
Cash Flow Hedge               $16.7       $0.7        $0.5           $ 0.2         Other Comprehensive Income
Forward Contracts -
 Fair Value Hedge             $44.1       $0.1        $0.2           $(0.1)        Other Income/expense

     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2001 and 2000, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $1,905.9 million and $1,494.6 million as compared to the carrying amounts of $1,876.9 million and $1,533.8 million at June 30, 2001 and 2000, respectively. The fair value of the Company's long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

     The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)                          2001                        2000
---------------------------- -------------------------- ---------------------------
                              Notional    Fair Value     Notional     Fair Value
                               Amount     Gain/(Loss)     Amount      Gain/(Loss)
                             ----------- -------------- ------------ --------------
Foreign currency forward
contracts                        $ 60.8        $  0.1         $17.2           $0.1
Interest Rate Swaps              $520.0        $(12.6)        $20.0           $  -


6.  INCOME TAXES
Consolidated earnings before income taxes (in millions):

                                                              Fiscal Year Ended June 30,
                                                       -----------------------------------------
                                                            2001          2000          1999
                                                       -------------  ------------  ------------

                         U.S. Based Operations         $    1,125.6   $   1,016.3   $     747.3
                         Non-U.S. Based Operations            206.6         125.5          74.4
                                                       -------------  ------------  ------------
                                                       $    1,332.2   $   1,141.8   $     821.7
                                                       =============  ============  ============


                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The provision for income taxes consists of the following (in millions):

                                                          Fiscal Year Ended June 30,
                                                ------------------------------------------------
                                                    2001             2000             1999
                                                --------------   --------------   --------------
                       Current:
                         Federal                $       268.9    $       242.0    $       143.0
                         State                           26.8             25.2             29.4
                         Foreign                         30.0             28.3             21.7
                                                --------------   --------------   --------------

                           Total                $       325.7    $       295.5    $       194.1

                       Deferred                         149.1            128.5            128.3
                                                --------------   --------------   --------------
                           Total provision      $       474.8    $       424.0    $       322.4
                                                ==============   ==============   ==============

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                           Fiscal Year Ended June 30,
                                                 ------------------------------------------------
                                                      2001             2000              1999
                                                 ---------------   -------------    -------------
                 Provision at Federal
                    Statutory rate                  35.0 %            35.0 %           35.0 %
                 State income taxes, net of
                    Federal benefit                  3.0               3.1              4.0
                 Foreign tax rates                  (3.9)             (2.1)            (2.9)
                 Nondeductible expenses              1.7               1.3              4.6
                 Other                              (0.2)             (0.2)            (1.5)
                                                 ---------------   ---------------  ---------------
                    Effective income tax rate       35.6 %            37.1%            39.2 %
                                                 ===============   ===============  ===============

     Provision has not been made for U.S. or additional foreign taxes on $410.4 million of undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                                                                          June 30,        June 30,
                                                                            2001            2000
                                                                       -------------    ------------
                Deferred income tax assets:
                   Receivable basis difference                           $     66.1      $     45.1
                   Accrued liabilities                                         59.3            39.0
                   Net operating loss carryforwards                            13.7             8.6
                   Foreign tax and other credit carryforwards                  --              10.5
                   Other                                                       18.6             9.5
                                                                         ----------      ----------

                    Total deferred income tax assets                     $    157.7      $    112.7

                   Valuation allowance for deferred income tax assets          (8.3)           (2.7)
                                                                         ----------      ----------

                    Net deferred income tax assets                       $    149.4      $    110.0
                                                                         ----------      ----------
                Deferred income tax liabilities:
                   Inventory basis differences                               (234.7)         (175.1)
                   Property-related                                          (231.2)         (207.1)
                   Revenues on lease contracts                               (185.3)         (178.7)
                   Other                                                     (112.1)          (13.9)
                                                                         ----------      ----------

                    Total deferred income tax liabilities                $   (763.3)     $   (574.8)
                                                                         ----------      ----------

                    Net deferred income tax liabilities                  $   (613.9)     $   (464.8)
                                                                         ==========      ==========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                                                           June 30,         June 30,
                                                                             2001             2000
                                                                       ---------------  ---------------

                  Other current liabilities                             $       (8.5)   $      (106.7)
                  Deferred income taxes and other liabilities                 (605.4)          (358.1)
                                                                       ---------------  ---------------

                    Net deferred income tax liabilities                 $     (613.9)   $      (464.8)
                                                                       ===============  ===============

     The Company had state net operating loss carryforwards of $274.3 million at June 30, 2001. A valuation allowance of $8.3 million at June 30, 2001 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The state net operating loss carryforward expires through 2021. Expiring state net operating loss carryforwards and the required valuation allowances are adjusted annually. At June 30, 2001, the Company did not have any foreign tax credit carryforwards. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

     Under a tax-sharing agreement with Baxter International, Inc. ("Baxter"), Allegiance will pay for increases and be reimbursed for decreases to the net deferred tax assets transferred on the date of the Baxter spin-off of Allegiance. Such increases or decreases may result from audit adjustments to Baxter's prior period tax returns.

7.  EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement and pension plans, including defined benefit and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code, and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

     The total expense for employee retirement benefit plans (excluding defined benefit plans (see below) was $47.8 million, $47.2 million and $46.6 million as of June 30, 2001, 2000 and 1999, respectively.

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

     The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a measurement date of March 31, in millions):

                                                         June 30,
                                        ----------------------------------------
                                                2001                 2000
                                        ------------------- --------------------
Change in benefit obligation:
     Benefit obligation at
        beginning of year                 $    100.0              $     98.7
     Service cost                                4.0                     4.6
     Interest cost                               6.3                     5.7
     Plan participant contributions              0.7                     0.5
     Actuarial loss                              0.6                     6.1
     Benefits paid                              (1.7)                   (2.8)
     Translation                                (5.4)                  (12.5)
     Curtailments                               --                      (0.3)
                                          -------------           --------------
Benefit obligation at end of year         $    104.5              $    100.0
                                          -------------           --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                         June 30,
                                        ----------------------------------------
                                                2001                 2000
                                        ------------------- --------------------
Change in plan assets:
     Fair value of plan assets at
       beginning of year                   $     64.9                $     55.7
     Actual return on plan assets                (7.5)                      6.3
     Employer contributions                       5.2                       3.5
     Plan participant contributions               0.7                       0.5
     Benefits paid                               (1.8)                     (2.3)
     Translation                                 (3.5)                      1.2
                                           ----------                ----------
Fair value of plan assets
     at end of year                        $     58.0                $     64.9
                                           ==========                ==========




                                                         June 30,
                                        ----------------------------------------
                                                2001                   2000
                                        ------------------- --------------------

Funded status                             $    (46.5)               $    (35.1)
Unrecognized net actuarial loss                 20.6                       8.0
Unrecognized net transition
     asset                                      (0.4)                     (0.4)
Unrecognized prior service cost                  0.2                       0.2
Translation                                      0.1                       0.5
                                          ----------                ----------
Net amount recognized                     $    (26.0)               $    (26.8)
                                          ==========                ==========

Amounts recognized in the
     Consolidated Balance Sheets:
       Accrued benefit liability          $    (26.0)               $    (26.8)
                                          ----------                ----------
Net amount recognized                     $    (26.0)               $    (26.8)
                                          ==========                ==========

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $103.4 million, $95.6 million and $56.8 million, respectively, as of June 30, 2001 and $98.7 million, $91.9 million, and $63.5 million, respectively, as of June 30, 2000.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Components of the Company's net periodic benefit costs are as follows (in millions):


                                                                  For the Fiscal Year Ended June 30,
                                                         -----------------------------------------------
                                                             2001              2000               1999
                                                         -----------        -----------        ---------
Components of net periodic
  Benefit cost:
    Service cost                                           $    4.0          $    4.6          $    6.5
    Interest cost                                               6.3               5.7               6.7
    Expected return on plan assets                              5.4              (6.2)             (6.9)
    Net amortization(1)                                        (9.6)              2.0               2.2
                                                           --------          --------          --------
  Net periodic benefit expense                             $    6.1          $    6.1          $    8.5
                                                           ========          ========          ========

(1) Amount represents primarily the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

     For fiscal 2001 and 2000, the weighted-average actuarial assumptions used in determining the funded status information and net periodic benefit cost information were: discount rate of 6.4% and 6.5%, expected return on plan assets of 7.3% and 7.4% and rate of compensation increase of 3.9% and 4.0%, respectively.

8.  COMMITMENTS AND CONTINGENT LIABILITIES
    The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2001 are: fiscal 2002 - $47.9 million; fiscal 2003 - $40.2 million; fiscal 2004 - $31.4 million; fiscal 2005 - $23.0 million; fiscal 2006 - $15.7 million and fiscal 2007 and thereafter - $28.6 million.

     In addition, the Company has entered into operating lease agreements with several banks for the construction of various new facilities and equipment. The initial terms of the lease agreements extend through September 2005, with optional five-year renewal periods. In the event of termination, the Company is required to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The instruments provide for maximum fundings of $501.2 million, which is the total estimated cost of the construction projects. As of June 30, 2001, the amount expended was $368.0 million. As of June 30 2001, the Company's minimum annual lease payments under the agreements are approximately $19.1 million. Neither the facility's cost nor the minimum annual lease payments are included in the future minimum rental payments disclosed above.

     Rental expense relating to operating leases was approximately $78.4 million, $76.1 million, and $71.9 million in fiscal 2001, 2000 and 1999, respectively. Sublease rental income was not material for any period presented herein.

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of June 30, 2001, there were approximately 610 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, has advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company also becomes involved from time-to-time in other litigation incidental to its business, including without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.

9. SHAREHOLDERS' EQUITY
     At June 30, 2001, the Company's authorized capital shares consisted of (a) 750,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. At June 30, 2000, the Company's authorized capital shares consisted of (a) 500,000,000 Class A common shares, without par value; (b) 5,000,000 Class B common shares, without par value; and (c) 500,000 non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2001 and 2000.

     In March 2000, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $750.0 million. Approximately 7.0 million Common Shares, having an aggregate cost of approximately $440.2 million had been repurchased via an accelerated share repurchase program and placed into treasury shares. In November 2000, the Company's Board of Directors rescinded the remainder of this repurchase program.

     During fiscal 2001, the Company issued approximately 0.8 million Common Shares for which it received aggregate proceeds of $47.7 million, which were used for general corporate purposes.

     During the fiscal quarter ended June 30, 2001, the Company filed a shelf registration statement on Form S-4 increasing the number of common shares available for issuance in connection with future business combinations to 15.0 million Common Shares.

10.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
     The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

     The Company's trade receivables, finance notes and accrued interest receivable, and lease receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. However, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

     During fiscal 2001, the Company's two largest customers individually accounted for 12% and 10% of operating revenue, respectively. During fiscal 2000 and 1999, the Company's two largest customers individually accounted for 10% and 11% of operating revenue, respectively. These customers are serviced primarily through the Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. During fiscal 2001, two customers individually accounted for 46% and 22% of bulk deliveries. These same two customers accounted for 42% and 30% of bulk deliveries, respectively, during fiscal 2000 and 19% and 29% of bulk deliveries, respectively, during fiscal 1999. Additionally, a third customer accounted for 16% and 18% of bulk deliveries during fiscal 2000 and 1999.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  STOCK OPTIONS AND RESTRICTED SHARES
     The Company maintains stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over two or three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

     The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per Common Share would have been reduced by $80.3 million and $0.17 per share, respectively, for fiscal 2001, $24.7 million and $0.06 per share, respectively, for fiscal 2000, and $86.4 million and $0.19 per share, respectively, for fiscal 1999.

     During fiscal 2001, stock option grants under the previous Bindley plans vested immediately on the merger date. These accelerated grants increased the fiscal 2001 pro forma effect on net income and diluted earnings per Common Share by $31.9 million and $0.07 per share, respectively. During fiscal 1999, stock option grants under the previous Allegiance and Scherer plans vested immediately on the merger date. These accelerated grants increased the fiscal 1999 pro forma effect on net income and diluted earnings per Common Share by $32.9 million and by $0.07 per share, respectively.

     The following summarizes all stock option transactions for the Company under the plans from July 1, 1998 through June 30, 2001, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per share amounts):

                                         Options           Weighted Average
                                      Outstanding          Exercise Price
      ---------------------------------------------------------------------
       Balance at June 30, 1998          35.3                $  16.07
       Granted                            5.1                   46.33
       Exercised                         (6.6)                  11.67
       Canceled                          (1.1)                  28.85
       Spin-off of Priority               2.1                    --
      ---------------------------------------------------------------------
       Balance at June 30, 1999          34.8                   21.37
       Granted                           10.4                   31.24
       Exercised                         (6.5)                  14.49
       Canceled                          (1.5)                  36.30
       Other                              0.2                    3.55
      ---------------------------------------------------------------------
       Balance at June 30, 2000          37.4                   24.53
       Granted                            7.0                   64.76
       Exercised                        (10.3)                  17.35
       Canceled                          (1.3)                  41.99
       Change in Fiscal Year              0.5                   34.12
      ---------------------------------------------------------------------
       Balance at June 30, 2001          33.3                $  34.83
      =====================================================================

     Giving retroactive effect to conversion of stock options related to mergers and stock splits, the weighted average fair value of options granted during fiscal 2001, 2000, and 1999 was $23.42, $11.68, and $15.03, respectively.

     The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                                As of June 30,
                                 ----------------------------------------------
                                      2001           2000            1999
                                 -------------- -------------  ----------------
    Risk-free interest rate              4.66%         6.25%             5.72%
    Expected life                      4 years       4 years           4 years
    Expected volatility                    38%           37%               30%
    Dividend yield                       0.15%         0.18%             0.18%

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Information relative to stock options outstanding as of June 30, 2001:

                                            Outstanding                                    Exercisable
                        -----------------------------------------------------     -------------------------------
                                              Weighted
                                              average
                                             remaining          Weighted                            Weighted
    Range of exercise       Options         contractual         average              Options         average
          prices          (in millions)    life in years     exercise price       (in millions)  exercise price
    ------------------- ----------------- ----------------- -----------------     -------------- ----------------
    $ 0.92 - $14.59                  6.3               4.9            $10.65                6.3           $10.65
    $14.67 - $30.34                  6.3               6.2             23.86                6.3            23.82
    $30.41 - $31.17                  8.2               8.4             31.17                0.5            31.17
    $31.59 - $47.33                  5.7               7.1             43.31                1.7            37.64
    $48.42 - $65.06                  1.1               9.3             57.85                0.7            58.14
    $66.08 - $72.10                  5.7               9.4             66.10                0.0            66.08
                        ----------------- ----------------- -----------------     -------------- ----------------
    $ 0.92 - $72.10                 33.3               7.3            $34.83               15.5           $21.93
                        ================= ================= =================     ============== ================

     As of June 30, 2001, there remained approximately 16.3 million additional shares available to be issued pursuant to the Plans.

     The market value of restricted shares awarded by the Company is recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The compensation awards are amortized to expense over the period in which participants perform services, generally one to seven years. As of June 30, 2001, approximately 0.5 million shares remained restricted and subject to forfeiture.

     The Company has employee stock purchase plans under which the sale of 12.0 million of the Company's Common Shares has been authorized. The purchase price is determined by the lower of 85 percent of the closing market price on the date of subscription or 85 percent of the closing market price on the last day of the offering period. At June 30, 2001, subscriptions of 0.3 million were outstanding. Through June 30, 2001, 0.5 million shares had been issued to employees under the plans.

12.  SEGMENT INFORMATION
     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following tables include revenue and operating earnings for the fiscal years ended June 30, 2001, 2000 and 1999 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

(in millions)                                                                           Revenue
                                                                   --------------------------------------------------
                                                                          2001             2000             1999
                                                                   --------------------------------------------------
Operating revenue:
   Pharmaceutical Distribution and Provider Services                 $    31,185.8    $    23,849.6   $     19,606.2
   Medical-Surgical Products and Services                                  5,902.6          4,960.2          4,726.3
   Pharmaceutical Technologies and Services                                1,177.8          1,079.8            938.0
   Automation and Information Services                                       472.2            402.4            411.6
   Other                                                                     (78.3)           (34.2)             0.4
                                                                   --------------------------------------------------
Total operating revenue                                              $    38,660.1    $    30,257.8   $     25,682.5
Bulk deliveries to customer warehouses:
   Pharmaceutical Distribution and Provider Services                       9,287.5          8,092.1          7,050.4
                                                                   --------------------------------------------------
Total revenue                                                        $    47,947.6    $    38,349.9   $     32,732.9
                                                                   ==================================================


                                                                                  Operating Earnings
                                                                   --------------------------------------------------
                                                                          2001             2000             1999
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                 $       883.7    $       674.6   $        540.7
   Medical-Surgical Products and Services                                    442.4            368.0            303.7
   Pharmaceutical Technologies and Services                                  219.0            200.6            160.4
   Automation and Information Services                                       168.4            138.0            141.0
   Corporate (1)                                                            (226.4)          (100.7)          (191.2)
                                                                   --------------------------------------------------
Total operating earnings                                             $     1,487.1    $     1,280.5   $        954.6
                                                                   ==================================================


     The following tables include depreciation and amortization expense as well as capital expenditures for the fiscal years ended June 30, 2001, 2000 and 1999 and assets as of June 30, 2001, 2000 and 1999 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

                                                                         Depreciation and Amortization Expense
                                                                   --------------------------------------------------
                                                                          2001             2000             1999
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                 $        63.3    $        53.0   $         47.9
   Medical-Surgical Products and Services                                    120.4            120.5            119.9
   Pharmaceutical Technologies and Services                                   60.6             48.9             57.6
   Automation and Information Services                                        11.2             15.8              9.1
   Corporate (1)                                                              25.1             18.8             13.7
                                                                   --------------------------------------------------
Total depreciation and amortization expense                          $       280.6    $       257.0   $        248.2
                                                                   ==================================================


                                                                                 Capital Expenditures
                                                                   --------------------------------------------------
                                                                          2001             2000             1999
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                 $        87.2    $        99.2   $        110.2
   Medical-Surgical Products and Services                                     89.7            109.8            108.3
   Pharmaceutical Technologies and Services                                  157.2            105.1            126.2
   Automation and Information Services                                         7.1             17.0             14.8
                                                                   --------------------------------------------------
Total capital expenditures                                           $       341.2    $       331.1   $        359.5
                                                                   ==================================================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Assets
                                                                   --------------------------------------------------
                                                                          2001             2000             1999
                                                                   --------------------------------------------------
   Pharmaceutical Distribution and Provider Services                 $     7,699.5    $     6,273.3   $      4,735.8
   Medical-Surgical Products and Services                                  3,208.3          2,899.5          2,823.7
   Pharmaceutical Technologies and Services                                1,496.1          1,291.7          1,230.4
   Automation and Information Services                                     1,212.5          1,044.5            827.3
   Corporate (2)                                                           1,026.0            515.1             65.5
                                                                   --------------------------------------------------
Total assets                                                         $    14,642.4    $    12,024.1   $      9,682.7
                                                                   ==================================================


(1) Corporate-operating earnings primarily consist of special charges of $124.9 million, $64.7 million, and $165.4 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, and unallocated corporate administrative expenses and investment spending.

(2) Corporate-assets include primarily corporate cash and cash equivalents, corporate property and equipment, net and unallocated deferred taxes.

The following table presents revenue and long-lived assets by geographic area (in millions):

                                     Revenue                            Long-Lived Assets
                   ---------------------------------------------  ------------------------------
                        For The Fiscal Year Ended June 30,               As of June 30,
                   ---------------------------------------------  ------------------------------
                          2001           2000           1999             2001          2000
                   ---------------------------------------------  ------------------------------
United States        $    46,957.2  $   37,368.4   $   31,820.9     $    1,387.0  $     1,308.2
International                990.4         981.5          912.0            451.3          420.1
                   ---------------------------------------------  ------------------------------
Total                $    47,947.6  $   38,349.9   $   32,732.9     $    1,838.3  $     1,728.3
                   =============================================  ==============================

Long-lived assets include property and equipment, net of accumulated depreciation.


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
       The following selected quarterly financial data (in millions, except per share amounts) for fiscal 2001 and 2000 have been restated to reflect the pooling-of-interests business combinations as discussed in Note 2.

                                                   First         Second         Third        Fourth
                                                  Quarter       Quarter        Quarter       Quarter
                                                ------------- -------------  ------------- ------------
Fiscal 2001
    Revenue:
      Operating revenue                         $    8,510.9   $   9,560.7   $   10,334.2   $ 10,254.3
      Bulk deliveries to customer warehouses         2,529.0       2,365.9        2,245.9      2,146.7
                                                ------------- -------------  ------------- ------------
    Total revenue                               $   11,039.9   $  11,926.6   $   12,580.1   $ 12,401.0

    Gross margin                                $      804.2   $     885.4   $      946.1   $    975.9
    Selling, general and administrative
      expenses                                  $      467.4   $     491.7   $      509.9   $    530.6

    Net                                         $      190.0   $     221.2   $      192.9   $    253.3
    earnings
    Net earnings per Common Share:
      Basic                                     $       0.43   $      0.50   $       0.43   $     0.57
      Diluted                                   $       0.42   $      0.49   $       0.42   $     0.55
-------------------------------------------------------------------------------------------------------

                                                 First         Second         Third          Fourth
                                                Quarter       Quarter        Quarter        Quarter
                                              ------------- -------------- -------------  -------------
Fiscal 2000
    Revenue:
      Operating revenue                       $    7,045.9   $    7,460.3  $    7,665.9   $    8,085.7
      Bulk deliveries to customer warehouses       1,712.8        1,984.4       1,945.6        2,449.4
                                              ------------- -------------- -------------  -------------
    Total revenue                             $    8,758.6   $    9,444.7  $    9,611.5   $   10,535.1

    Gross margin                              $      702.0   $      770.6  $      791.5   $      832.1
    Selling, general and administrative
      expenses                                $      418.6   $      444.5  $      425.9   $      462.0

    Net earnings                              $      131.0   $      182.4  $      198.4   $      206.0
    Net earnings per Common Share:
      Basic                                   $       0.30   $       0.41  $       0.45   $       0.47
      Diluted                                 $       0.29   $       0.41  $       0.44   $       0.46
-------------------------------------------------------------------------------------------------------


     As discussed in Note 2, merger-related costs and other special charges were recorded in various quarters in fiscal 2001 and 2000. The following table summarizes the impact of such costs on net earnings and diluted earnings per share in the quarters in which they were recorded (in millions, except per share amounts):

                                                      First            Second            Third          Fourth
                                                     Quarter           Quarter           Quarter        Quarter
                                                  ---------------  ---------------   ---------------  -----------
Fiscal 2001
    Net earnings                                   $       (6.0)    $       (6.0)     $      (61.8)    $  (11.5)
    Diluted net earnings per Common Share          $      (0.01)    $      (0.01)     $      (0.14)    $  (0.03)
-----------------------------------------------------------------------------------------------------------------
Fiscal 2000
    Net earnings                                   $      (29.7)    $       (3.4)     $       (9.1)    $   (7.6)
    Diluted net earnings per Common Share          $      (0.07)    $           -     $      (0.02)    $  (0.02)
-----------------------------------------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of its former accountants on August 30, 1999, there have been no disagreements with such former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of such former accountants would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, there were no reportable events (as defined in SEC Regulation S-K, Item 304 (a) (1) (v)) during such periods.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G (3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's 2001 Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the executive officers of the Company (information provided as of August 17, 2001):

             NAME                       AGE                               POSITION
----------------------                  ---          ----------------------------------------------------
Robert D. Walter                        56           Chairman and Chief Executive Officer

George L. Fotiades                      47           Executive Vice President; President and
                                                     Chief Operating Officer -
                                                     Pharmaceutical Technologies and Services

James F. Millar                         53           Executive Vice President; President and
                                                     Chief Operating Officer -
                                                       Pharmaceutical Distribution and Medical Products

Stephen S. Thomas                       46           Executive Vice President; Group President -
                                                       Automation and Information Services

Ronald K. Labrum                        45           Executive Vice President; Group President -
                                                       Medical-Surgical Products & Services

Gordon A. Troup                         45           Executive Vice President; Group President -
                                                       Pharmaceutical Distribution

Brendan A. Ford                         43           Executive Vice President - Corporate Development

Richard J. Miller                       44           Executive Vice President, Chief Financial Officer &
                                                       Principal Accounting Officer

Anthony J. Rucci                        50           Executive Vice President and Chief Administrative
                                                       Officer

Kathy Brittain White                    52           Executive Vice President and Chief Information Officer

Carole S. Watkins                       41           Executive Vice President - Human Resources

Paul S. Williams                        41           Executive Vice President, Chief Legal Officer and
                                                       Secretary

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979. Mr. Walter also serves as a director of Bank One Corporation and Viacom Inc.

     GEORGE L. FOTIADES has been an Executive Vice President, President and Chief Operating Officer - Pharmaceutical Technologies and Services of the Company since November 2000. Prior to that he was an Executive Vice President and Group President - Pharmaceutical Technologies and Services since September 2000, an Executive Vice President and Group President - R.P. Scherer Corporation since August 1998 and President of Scherer since January 1998. Previously, Mr. Fotiades served as Group President, Americas and Asia Pacific, of Scherer from June 1996 to January 1998.

     JAMES F. MILLAR has been an Executive Vice President of the Company since February 1994. He was named Executive Vice President, President and Chief Operating Officer - Pharmaceutical Distribution and Medical Products in November 2000. He was named as Group President of the Company's Cardinal Distribution business in June 1996, and was named as Group President - Pharmaceutical Distribution and Provider Services in February 2000.

     STEPHEN S. THOMAS has been an Executive Vice President and Group President
- Automation and Information Services since September 2000. Prior to that he was an Executive Vice President and Group President - Pharmacy Automation, Information Systems and International Operations of the Company since July 1999. Mr. Thomas joined the Company in October 1997, as an Executive Vice President and President of Pyxis. Prior to that, Mr. Thomas served as President of Datapro Information Services Group, a provider of global information services, and a division of McGraw-Hill Companies.

     RONALD K. LABRUM is Executive Vice President; Group President - Medical-Surgical Products & Services. He assumed his current responsibilities in November 2000. Prior to that, Mr. Labrum served as President, Manufacturing & Distribution of Allegiance since October 2000. From January 1997 through October 2000, Mr. Labrum served as Corporate Vice President, Regional Companies/Health Systems of Allegiance, From October 1996 through January 1997, he served as Corporate Vice President, Supply Chain Economics at Allegiance; From December 1993 through October 1996, he served as a Regional President of Allegiance.

     GORDON A. TROUP has been Executive Vice President; Group President - Pharmaceutical Distribution since July 2001. Prior to that, Mr. Troup served as President, Cardinal Distribution since September 1999. From September 1999 through February 2000, he served as Executive Vice President, Operations - Distribution. From January 1996 through September 1999, Mr. Troup served in various positions of increasing responsibility within the Company's pharmaceutical distribution business.

     BRENDAN A. FORD has been the Company's Executive Vice President - Corporate Development since November 1999. Previously, Mr. Ford served as Senior Vice President - Corporate Development from February 1996 to November 1999.

     RICHARD J. MILLER has been an Executive Vice President of the Company since November 1999. He was named the Chief Financial Officer in March 1999. Mr. Miller served as the Company's Acting Chief Financial Officer from August 1998 to March 1999. Prior to that, he held the title of Corporate Vice President since April 1999. From August 1995 through March 1999, Mr. Miller served as the Company's Vice President and Controller.

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

     CAROLE S. WATKINS is Executive Vice President - Human Resources of the Company. She assumed her current responsibilities in August 2000. From February 2000 until August 2000, Ms. Watkins served as the Company's Senior Vice President, Human Resources - Pharmaceutical Distribution and Provider Services. Ms. Watkins was Vice President - Human Resources - Cardinal Distribution, from November 1996 to February 2000.

     PAUL S. WILLIAMS is Executive Vice President, the Chief Legal Officer and Secretary. He assumed his current responsibilities in April 2001. Prior to that, Mr. Williams served as Senior Vice President, Deputy General Counsel and Assistant Secretary since January 2001. From July 1999 through January 2001, Mr. Williams served as Vice President, Deputy General Counsel and Assistant Secretary. From June 1998 through July 1999, Mr. Williams served as Vice President, Assistant General Counsel and Assistant Secretary. Upon joining the Company in June 1995, and until June 1998, he served as Assistant General Counsel.

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


                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                                   PAGE
                                                                                                   ----
         Independent Auditors' Reports...........................................................   17
         Financial Statements:
         Consolidated Statements of Earnings for the Fiscal Years Ended
           June 30, 2001, 2000 and 1999..........................................................   26
         Consolidated Balance Sheets at June 30, 2001 and 2000...................................   27
         Consolidated Statements of Shareholders' Equity for the Fiscal
           Years Ended June 30, 2001, 2000 and 1999..............................................   28
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 30, 2001, 2000 and 1999..........................................................   29
         Notes to Consolidated Financial Statements..............................................   30

(a)(2) The following Supplemental Schedule is included in this report:
                                                                                                   PAGE
                                                                                                   ----
         Schedule II - Valuation and Qualifying Accounts.........................................   59

    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3)  Exhibits required by Item 601 of Regulation S-K:

  Exhibit     Exhibit Description
  -------
  Number
  ------

    3.01 Amended and Restated Articles of Incorporation of the Registrant, as amended (1) and (20)

    3.02      Restated Code of Regulations, as amended (1)

    4.01      Specimen Certificate for the Registrant's Class A common shares

    4.02 Indenture dated as of May 1, 1993 between the Registrant and Bank One, Indianapolis, NA, Trustee, relating to the Registrant's
              6 1/2% Notes Due 2004 and 6% Notes Due 2006 (2)

    4.03 Indenture dated as of April 18, 1997 between the Registrant and Bank One, Columbus, NA, Trustee, relating to the Registrant's
              6 1/4 % Notes Due 2008 and 6.75% Notes Due 2011 (3)

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

   10.01      Stock Incentive Plan of the Registrant, as amended (7)*

   10.02      Outside Directors Equity Incentive Plan (21)*

   10.03 Directors' Stock Option Plan of the Registrant, as amended and restated (7)*

   10.04 Amended and Restated Equity Incentive Plan of the Registrant, as amended ((16), except for the First Amendment which is included as an exhibit to this Annual Report on Form 10-K)*

   10.05      Form of Nonqualified Stock Option Agreement, as amended (16)*

   10.06      Form of Restricted Shares Agreement, as amended (16)*

   10.07      Form of Directors' Stock Option Agreement, as amended (16)*

   10.08      Cardinal Health, Inc. Directors Deferred Compensation Plan (17)*

   10.09      Allegiance Corporation 1996 Incentive Compensation Program (8)*

   10.10      Allegiance Corporation 1998 Incentive Compensation Program (8)*

   10.11 Allegiance Corporation 1996 Outside Director Incentive Corporation Plan (8)*

   10.12      R.P. Scherer Corporation 1997 Stock Option Plan (9)*

   10.13 R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option Plans (9)*

   10.14 Cardinal Health, Inc. Performance-Based Incentive Compensation Plan, as amended (10) and (28)*

    Exhibit  EXHIBIT DESCRIPTION
    ------
    Number
    ------

     10.15 Cardinal Health, Inc. Incentive Deferred Compensation Plan, as amended (11)*

     10.16 Form of Agreement, dated February 9, 2000, between the Registrant and each of Messrs. Ford, Miller and Rucci (23)*

     10.17 Agreement, dated February 9, 2000, between the Registrant and George L. Fotiades (23)*

     10.19   Agreement, dated February 9, 2000, between the Registrant and James
             F. Millar (23)*

     10.20   Agreement, dated July 1, 1999, between the Registrant and Stephen
             S. Thomas, as amended (19) and (23)*

     10.21 Form of Indemnification Agreement between the Registrant and individual Directors (12)*

     10.22 Form of Indemnification Agreement between the Registrant and individual Officers. (12)*

     10.23 Split Dollar Agreement dated April 16, 1993, among the Registrant, Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter (7)*

     10.24 Agreement dated as of March 16, 2000 between the Registrant and Credit Suisse Financial Products (23)

     10.25 364-Day Credit Agreement dated as of March 30, 2000 among the Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America NT, as Syndication Agent, Citibank USA, Inc., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent
             (18)

     10.26 Master Agreement and related documents, dated as of July 19, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc., PNC Leasing Corp. and SunTrust Bank, Atlanta, as amended (13) and
             (16)

     10.27 Participation Agreement and related documents, dated as of June 23, 1997, among the Registrant and certain of its subsidiaries, Bank of Montreal and BMO Leasing (U.S.), Inc., as amended (14) and (16)

     10.28 Vendor Program Agreement dated as of October 10, 1991 by and between General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, June 23, 1997 and June 1, 1998 (5), (13) and (14)

     10.29 Pharmaceutical Services Agreement, dated as of August 1, 1996, as amended, between Kmart Corporation and Cardinal Distribution (15) and (16)

     10.30 Wholesale Supply Agreement dated as of August 10, 2000 between the Registrant and CVS Meridian, Inc. (23)

     10.31 Form of Commercial Paper Dealer Agreement 4(2) Program between the Company, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent (16)

     10.32   Partnership Agreement of R.P. Scherer GMBH & Co. KG (5)

     10.33 Five-year Credit Agreement dated as of March 31, 1999 among the Registrant, certain subsidiaries of the Registrant, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of America NT &SA, as Syndication Agent, Citibank, N.A., as Co-Documentation Agent, and Credit Suisse First Boston, as Co-Documentation Agent (16)

     10.34 Bindley Western Industries, Inc. 1993 Stock Option and Incentive Plan (22) *

    Exhibit  EXHIBIT DESCRIPTION
    -------
    Number
    ------
     10.35 Bindley Western Industries, Inc. 2000 Stock Option and Incentive Plan (22) *

     10.36 Executive Agreement among William E. Bindley, Bindley Western Industries, Inc. and the Company dated as of December 2, 2000
             (25) *

     10.37 Form of Termination Benefits Agreement between William E. Bindley and Bindley Western Industries, Inc. dated April 1, 1996 (24) *

     10.38 Change in Control Severance Agreement between Allegiance Corporation and Kathy Brittain White (and Agreement between the Company and Kathy Brittain White dated as of February 9, 2000 (26) and (27)) *

     10.39 Agreement, dated February 9, 2000, between the Company and John C. Kane (23) *

     16.01 Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K (16)

     16.02 Letter of PricewaterhouseCoopers LLP required by Item 304 of Regulation S-K (16)

     21.01   List of subsidiaries of the Registrant

     23.01   Consent of Arthur Andersen LLP

     23.02   Consent of Deloitte & Touche LLP

     23.03   Consent of Arthur Andersen LLP

     23.04   Consent of PricewaterhouseCoopers LLP

     23.05   Consent of PricewaterhouseCoopers LLP

     99.01   Statement Regarding Forward-Looking Information

------------------
(1) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 1-11373) and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-11373) and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Current Report on Form 8-K filed April 21, 1997 (File No. 1-11373) and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

(5) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-11373) and incorporated herein by reference.

(6) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(7) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (File No. 1-11373) and incorporated herein by reference.

(8) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819) and incorporated herein by reference.

(9) Included as an exhibit to the Registrant's Post-effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-56655) and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-11373) and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-90423) and incorporated herein by reference.

(12) Included as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997 (File No. 1-11373) and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal ended June 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-11373) and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(16) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-11373) and incorporated herein by reference.

(17) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-90415) and incorporated herein by reference.

(18) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-11373) and incorporated herein by reference.

(19) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 1-11373) and incorporated herein by reference.

(20) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-53394) and incorporated herein by reference.

(21) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-38192) and incorporated herein by reference.

(22) Included as an exhibit to the Company's Post-Effective Amendment No. 1 of Form S-8 to Form S-4 Registration Statement
              (No. 333-53394) and incorporated herein by reference.

(23) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-11373) and incorporated herein by reference.

(24) Included as an exhibit to Bindley Western Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-11355) and incorporated herein by reference.

(25) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(26) Included as an exhibit to Allegiance Corporation's Form S-1/A filed with the Commission on September 30, 1996 (File No. 333-12525) and incorporated herein by reference.

(27) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 1-11373) and incorporated herein by reference.

(28) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 (File No. 1-11373) and incorporated herein by reference.

*             Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

On June 7, 2001, the Registrant filed a Current Report on Form 8-K/A under Item 5, which included restated consolidated financial statements of the Company giving effect to the merger with Bindley, which was accounted for as a pooling-of-interests business combination.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2001.


                                                              CARDINAL HEALTH, INC.


                                                              By: /s/ Robert D. Walter
                                                                  ------------------------------
                                                              Robert D. Walter, Chairman and
                                                                Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 24, 2001.

              SIGNATURE                                        TITLE
---------------------------------------     ------------------------------------------

/s/ Robert D. Walter                        Chairman, Chief Executive Officer and
---------------------------------------     Director (principal executive officer)
Robert D. Walter

/s/ Richard J. Miller                       Executive Vice President, Chief Financial
---------------------------------------     Officer (principal financial officer) and
Richard J. Miller                           Principal Accounting Officer


/s/ William E. Bindley                      Director
---------------------------------------
William E. Bindley

/s/ Dave Bing                               Director
---------------------------------------
Dave Bing

/s/ George H. Conrades                      Director
---------------------------------------
George H. Conrades

/s/ John F. Finn                            Director
---------------------------------------
John F. Finn

/s/ Robert L. Gerbig                        Director
---------------------------------------
Robert L. Gerbig

/s/ John F. Havens                          Director
---------------------------------------
John F. Havens

/s/ Regina E. Herzlinger                    Director
---------------------------------------
Regina E. Herzlinger

/s/ J. Michael Losh                         Director
---------------------------------------
J. Michael Losh

/s/ John B. McCoy                           Director
---------------------------------------
John B. McCoy

/s/ Richard C. Notebaert                    Director
---------------------------------------
Richard C. Notebaert

/s/ Michael D. O'Halleran                   Director
---------------------------------------
Michael D. O'Halleran

/s/ Melburn G. Whitmire                     Director
---------------------------------------
Melburn G. Whitmire

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)



                                              BALANCE AT        CHARGED TO       CHARGED TO                           BALANCE AT
                                              BEGINNING         COSTS AND          OTHER                                  END
              DESCRIPTION                     OF PERIOD         EXPENSES      ACCOUNTS (1) (2)   DEDUCTIONS (3)        OF PERIOD
----------------------------------------  ----------------  ----------------  ----------------  ----------------   ----------------

Fiscal Year 2001:
     Accounts receivable                  $           71.1  $           38.1  $           14.8  $          (17.2)  $          106.8
     Finance notes receivable                          4.6               1.3               0.2              (1.3)               4.8
     Net investment in sales-type leases              15.0               2.0              --                (0.9)              16.1
                                          ----------------  ----------------  ----------------  ----------------   ----------------

                                          $           90.7  $           41.4  $           15.0  $          (19.4)  $          127.7
                                          ================  ================  ================  ================   ================

Fiscal Year 2000:
     Accounts receivable                  $           61.5  $           33.8  $            1.9  $          (26.1)  $           71.1
     Finance notes receivable                          4.9               0.5              (0.1)             (0.7)               4.6
     Net investment in sales-type leases              11.8               3.2              --                --                 15.0
                                          ----------------  ----------------  ----------------  ----------------   ----------------

                                          $           78.2  $           37.5  $            1.8  $          (26.8)  $           90.7
                                          ================  ================  ================  ================   ================

Fiscal Year 1999:
     Accounts receivable                  $           70.4  $           32.6  $            1.3  $          (42.8)  $           61.5
     Finance notes receivable                          6.4              --                --                (1.5)               4.9
     Net investment in sales-type leases               8.8               0.5               2.7              (0.2)              11.8
                                          ----------------  ----------------  ----------------  ----------------   ----------------

                                          $           85.6  $           33.1  $            4.0  $          (44.5)  $           78.2
                                          ================  ================  ================  ================   ================


(1) During fiscal 2001, 2000 and 1999 recoveries of amounts provided for or written off in prior years were $1.0 million, $1.5 million and $4.0 million, respectively.

(2) In fiscal 2001, $11.4 million relates to the beginning balance for acquisitions accounted for as a purchase transaction.

(3)  Write-off of uncollectible accounts.