Form 10-Q
period 2001-09-30
CARDINAL HEALTH INC
filed 2001-11-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2001         Commission File Number 0-11373



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


         The number of Registrant's Common Shares outstanding at the close of business on October 31, 2001 was as follows:

                 Common Shares, without par value: 450,889,276
                                                   --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                   Page No.
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 2001 and 2000 (unaudited)......................................         3

           Condensed Consolidated Balance Sheets at September 30, 2001 and
           June 30, 2001 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2001 and 2000 (unaudited)............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        16


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        16

Item 6.    Exhibits and Reports on Form 8-K...................................................        16

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2001           2000
                                                        -----------    -----------

Revenue:
    Operating revenue                                   $   9,865.4    $   8,510.9
    Bulk deliveries to customer warehouses                  1,908.0        2,529.0
                                                        -----------    -----------
Total revenue                                              11,773.4       11,039.9

Cost of products sold:
    Operating cost of products sold                         8,950.7        7,707.2
    Cost of products sold - bulk deliveries                 1,908.0        2,528.5
                                                        -----------    -----------
Total cost of products sold                                10,858.7       10,235.7

Gross margin                                                  914.7          804.2

Selling, general and administrative expenses                  502.4          455.3

Goodwill amortization                                             -           12.1

Special charges                                                12.3           12.3
                                                        -----------    -----------

Operating earnings                                            400.0          324.5

Interest expense and other                                     28.6           33.7
                                                        -----------    -----------

Earnings before income taxes                                  371.4          290.8

Provision for income taxes                                    125.0          100.8
                                                        -----------    -----------

Net earnings before cumulative effect of
    change in accounting principle                            246.4          190.0

Cumulative effect on prior years of change in
    accounting principle, net of tax (See Note 8)              70.1              -
                                                        -----------    -----------

Net earnings                                            $     176.3    $     190.0
                                                        ===========    ===========

Basic earnings per Common Share:
    Before cumulative effect of change in
       accounting principle                             $      0.55    $      0.43
    Cumulative effect of change in
       accounting principle                                   (0.16)             -
                                                        -----------    -----------

    Net basic earnings per Common Share                 $      0.39    $      0.43
                                                        ===========    ===========

Diluted earnings per Common Share:
    Before cumulative effect of change in
       accounting  principle                            $      0.53    $      0.42
    Cumulative effect of change in
       accounting principle                                   (0.15)             -
                                                        -----------    -----------

    Net diluted earnings per Common Share               $      0.38    $      0.42
                                                        ===========    ===========


Weighted average number of Common Shares outstanding:
    Basic                                                     449.6          438.9
    Diluted                                                   460.6          450.9

Cash dividends declared per Common Share                $     0.025    $     0.020


           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                 SEPTEMBER 30, JUNE 30,
                                                                     2001        2001
                                                                  ---------    ---------
ASSETS
    Current assets:
      Cash and equivalents                                        $   872.0    $   934.1
      Trade receivables, net                                        2,251.6      2,408.7
      Current portion of net investment in sales-type leases          182.3        236.3
      Inventories                                                   7,704.7      6,286.1
      Prepaid expenses and other                                      939.1        851.1
                                                                  ---------    ---------

        Total current assets                                       11,949.7     10,716.3
                                                                  ---------    ---------

      Property and equipment, at cost                               3,380.2      3,345.9
      Accumulated depreciation and amortization                    (1,532.3)    (1,507.6)
                                                                  ---------    ---------
      Property and equipment, net                                   1,847.9      1,838.3

    Other assets:
      Net investment in sales-type leases, less current portion       539.6        671.7
      Goodwill and other intangibles                                1,166.9      1,175.4
      Other                                                           217.4        240.7
                                                                  ---------    ---------

        Total                                                     $15,721.5    $14,642.4
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                        $    13.4    $     8.3
      Current portion of long-term obligations                         12.5          5.9
      Accounts payable                                              5,663.8      5,319.9
      Other accrued liabilities                                     1,368.2      1,240.7
                                                                  ---------    ---------

        Total current liabilities                                   7,057.9      6,574.8
                                                                  ---------    ---------

    Long-term obligations, less current portion                     2,288.6      1,871.0
    Deferred income taxes and other liabilities                       704.9        759.5

    Shareholders' equity:
      Common Shares, without par value                              1,931.4      1,893.1
      Retained earnings                                             4,313.7      4,146.0
      Common Shares in treasury, at cost                             (444.0)      (457.2)
      Other comprehensive income                                     (127.1)      (140.3)
      Other                                                            (3.9)        (4.5)
                                                                  ---------    ---------
        Total shareholders' equity                                  5,670.1      5,437.1
                                                                  ---------    ---------

        Total                                                     $15,721.5    $14,642.4
                                                                  =========    =========


           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           2001        2000
                                                                                       --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings before cumulative effect of change in accounting principle            $  246.4    $  190.0
    Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash from operating activities:
       Depreciation and amortization                                                       61.2        68.0
       Provision for bad debts                                                              9.3         3.4
       Change in operating assets and liabilities, net of effects from acquisitions:
        (Increase)/decrease in trade receivables                                          151.7      (133.0)
        Increase in inventories                                                        (1,411.0)     (779.8)
        (Increase)/decrease in net investment in sales-type leases                        186.0       (11.9)
        Increase in accounts payable                                                      342.9       491.7
        Other operating items, net                                                        (67.2)     (210.8)
                                                                                       --------    --------

    Net cash used in operating activities                                                (480.7)     (382.4)
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                                         -      (239.9)
    Proceeds from sale of property and equipment                                            9.6         3.4
    Additions to property and equipment                                                   (58.3)      (53.4)
                                                                                       --------    --------

    Net cash used in investing activities                                                 (48.7)     (289.9)
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                    405.1       608.0
    Reduction of long-term obligations                                                    (13.4)      (23.9)
    Proceeds from long-term obligations, net of issuance costs                             36.2        15.4
    Common Shares issued under employee benefit plans                                      53.3        70.4
    Dividends on Common Shares and cash paid in lieu of fractional shares                 (11.2)       (9.0)
    Other                                                                                  (2.7)       (2.4)
                                                                                       --------    --------

    Net cash provided by financing activities                                             467.3       658.5
                                                                                       --------    --------

NET DECREASE IN CASH AND EQUIVALENTS                                                      (62.1)      (13.8)

CHANGE IN BINDLEY'S FISCAL YEAR                                                               -        47.6

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               934.1       539.5
                                                                                       --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                  $  872.0    $  573.3
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

         The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 Form 10-K"). Without limiting the generality of the foregoing, Note 1 of the "Notes to Consolidated Financial Statements" from the 2001 Form 10-K is specifically incorporated herein by reference.

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

         In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. The repurchased shares will be held as treasury shares and used for general corporate purposes. As of September 30, 2001, no shares had been repurchased through this program.

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized (loss)/gain on investment, reclassification adjustment for investment losses included in net income, and net unrealized loss on derivative instruments as follows:


                                                      For the Three Months Ended
         (in millions)                                       September 30,
                                                      --------------------------
                                                         2001            2000
                                                      --------------------------
         Net earnings                                 $   176.3       $   190.0
         Foreign currency translation adjustments          14.3           (20.3)
         Unrealized (loss)/gain on investment               2.2            (5.4)
         Reclassification adjustment for investment
           losses included in net income                    3.2              --
         Net unrealized loss on derivative
           instruments                                     (6.5)           (0.2)
                                                      ----------      ---------
         Total comprehensive income                   $   189.5       $   164.1
                                                      ==========      =========


Note 4. Pyxis Funding LLC ("Pyxis Funding") was organized during the first quarter of fiscal year 2002 for the sole purpose of buying receivables and selling them to certain investors. Pyxis Funding is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis Corporation ("Pyxis"). During the first quarter of fiscal year 2002, Pyxis Funding acquired a pool of sales-type leases from Pyxis, and sold an undivided interest in those leases to an investor for approximately $150 million, which approximated the fair value of the sold interest. This was accounted for as a sale by the Company and Pyxis under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Although Pyxis Funding is consolidated by the Company and Pyxis as required by generally accepted accounting principles, it is a separate legal entity and maintains separate financial statements. The assets of Pyxis Funding are available, first and foremost, to satisfy claims of its creditors.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three-month periods ended September 30, 2001 and 2000.

         Special Charges                              Three Months Ended
                                                        September 30,
         ----------------------------------------------------------------------
          (in millions)                               2001          2000
         ----------------------------------------------------------------------
          Merger-Related Costs:
            Employee-related costs               $    (4.1)    $    (7.9)
            Exit costs and asset impairment           (2.6)         (0.1)
            Restructuring costs                          -          (1.6)
            Other integration costs                   (5.6)         (7.7)
         ----------------------------------------------------------------------
          Total merger-related costs             $   (12.3)    $   (17.3)
         ----------------------------------------------------------------------

          Other Special Charges:
            Litigation settlement                $       -     $     5.0
         ----------------------------------------------------------------------
          Total other special charges            $       -     $     5.0
         ----------------------------------------------------------------------

          Total special charges                  $   (12.3)    $   (12.3)
          Tax effect of special charges                4.7           6.3
         ----------------------------------------------------------------------
          Net effect of special charges          $    (7.6)    $    (6.0)
         ======================================================================

         Merger-Related Costs
         During the above stated periods, the Company incurred employee-related costs associated with certain of its merger transactions. These expenses primarily consist of severance, noncompete agreements, and transaction/stay bonuses as a result of the Bindley, BBMC, ALP, Allegiance and Scherer merger transactions. Exit costs relate primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with Bindley, BBMC, ALP, Allegiance and Scherer. Other integration costs include charges primarily related to integrating the operations of the above mentioned merger transactions.

         The Company incurred a restructuring charge of $1.6 million during the three months ended September 30, 2000 relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

         Other Special Charges
         During the first quarter of fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

         Summary
         The net effect of the various special charges recorded during the three months ended September 30, 2001 and 2000 was to reduce net earnings before cumulative effect of change in accounting principle by $7.6 million to $246.4 million and by $6.0 million to $190.0 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.02 per share to $0.53 per share and by $0.01 per share to $0.42 per share, respectively.

Note 6. The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in four business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. With the exception noted in Note 8 for the Automation and Information

         Services segment, the Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the Company's 2001 Form 10-K.

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

         The Pharmaceutical Technologies and Services segment provides services to the healthcare manufacturing industry through the design of unique drug delivery systems, liquid fill contract manufacturing, comprehensive packaging services, and sales and marketing services.

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

         The following table includes revenue and operating earnings for the three-month periods ended September 30, 2001 and 2000 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
           (in millions)                                                                   Net Revenue
                                                                                ----------------------------------
                                                                                     2001              2000
                                                                                ----------------  ----------------
           Operating revenue:
              Pharmaceutical Distribution and Provider Services                        $7,960.7          $6,779.7
              Medical-Surgical Products and Services                                    1,509.5           1,378.5
              Pharmaceutical Technologies and Services                                    300.7             272.1
              Automation and Information Services                                         108.3              90.1
              Other                                                                       (13.8)             (9.5)
                                                                                ----------------  ----------------
           Total operating revenue                                                      9,865.4           8,510.9

           Bulk deliveries to customer warehouses:
              Pharmaceutical Distribution and Provider Services                         1,908.0           2,529.0
                                                                                ----------------  ----------------
           Total net revenue                                                          $11,773.4         $11,039.9
           -------------------------------------------------------------------------------------------------------


                                                                                       Operating Earnings
                                                                                ----------------------------------
                                                                                     2001              2000
                                                                                ----------------  ----------------
           Operating earnings:
              Pharmaceutical Distribution and Provider Services                          $221.8            $177.7
              Medical-Surgical Products and Services                                      126.5             102.6
              Pharmaceutical Technologies and Services                                     57.7              49.9
              Automation and Information Services                                          29.8              23.1
              Corporate (1)                                                               (35.8)            (28.8)
                                                                                ----------------  ----------------

           Total operating earnings                                                      $400.0            $324.5
           -------------------------------------------------------------------------------------------------------


         (1) Corporate - operating earnings primarily consist of special charges of $12.3 million in each of the three month periods ended September 30, 2001 and 2000 and unallocated corporate depreciation and amortization and administrative expenses.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of September 30, 2001, there were approximately 609 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, previously advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. On October 22, 2001, BHC, Allegiance and AEIA reached a settlement agreement resolving all issues related to the Company's recovery of reimbursable expenses under the AEIA insurance policy, the terms of which are confidential. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

Note 8. In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting method will provide for a more objectively determinable method of revenue recognition. In addition, the Company has implemented other changes to better service its customers and leverage operational efficiencies. The Company has recorded a cumulative effect of change in accounting principle of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during the first quarter of fiscal 2002. The after tax dilutive impact of the cumulative effect is $0.15 per diluted share. The estimated effect of the change for the three months ended September 30, 2001, is to reduce net earnings before the cumulative effect by $4.2 million (or $0.01 per share). The pro-forma effect of this accounting change on prior periods has not been presented as the required information is not available.

Note 9. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 "Goodwill and Other Intangible Asssets" which revises the accounting for purchased goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has elected to adopt SFAS 142 beginning with the first quarter of fiscal 2002. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company has ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. During the quarter ended September 30, 2001, there have been no material changes to goodwill as a result of acquisitions, impairment losses, or disposals.

         SFAS 142 requires a two step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. The Company is required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement is adopted. This transitional impairment test requires that the Company complete step one of the goodwill impairment test within six months from the date of initial adoption, or December 31, 2001. The Company has not completed the transitional impairment test but does not anticipate any material impairment charges upon completion of the test.

         The following table compares the Company's net earnings and per share amounts before the cumulative effect of change in accounting principle for the three months ended September 30, 2001, to net earnings and per share amounts for the three months ended September 30, 2000, adjusted for the amortization of intangible assets and goodwill.

                                                                       For the Three Months Ended
            (in millions, except per share amounts)                           September 30,
                                                                   ------------------------------------
                                                                         2001              2000
                                                                   ------------------------------------

            Earnings before cumulative effect
                of change in accounting principle                       $246.4            $201.0

            Basic earnings per share                                     $0.55             $0.46

            Diluted earnings per share                                   $0.53             $0.44


Note 10. In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 2001 and June 30, 2001, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 2001 and 2000.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

RESULTS OF OPERATIONS

Operating Revenue                                                                          Percent of Total
                                                                                          Operating Revenues
                                                                                   ---------------------------------
Three months ended September 30,                                 Growth (1)              2001               2000
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                   17%                  81%                80%
Medical-Surgical Products and Services                              10%                  15%                16%
Pharmaceutical Technologies and Services                            11%                   3%                 3%
Automation and Information Services                                 20%                   1%                 1%

Total Company                                                       16%                  100%               100%
--------------------------------------------------------------------------------------------------------------------

     (1) The growth rate applies to the three-month period ended September 30, 2001 compared to the corresponding period of the prior year.

     Total operating revenue for the three months ended September 30, 2001 increased 16% compared to the same period of the prior year. The increase in operating revenue resulted from a higher sales volume to existing customers; pharmaceutical price increases; acquisitions; and addition of new customers, some of which was a result of cross-selling opportunities among the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the first quarter of fiscal 2002 resulted from strong sales to all customer segments, especially chain pharmacies and health systems. All operating revenue growth for this segment was internal and was primarily the result of increased volume to existing customers.

     The Medical-Surgical Products and Services segment's operating revenue growth during the first quarter of fiscal 2002 resulted from an increase in sales of self-manufactured products and distributed products. Bergen Brunswig Medical Corporation ("BBMC") was acquired in August of fiscal 2001 and accounted for as a purchase transaction. As prior period revenues for this segment were not restated, this resulted in one month of incremental revenues for distributed products in fiscal 2002, which contributed to the operating revenue growth.

     The Pharmaceutical Technologies and Services segment's operating revenue growth during the first quarter of fiscal 2002 resulted from higher sales volume particularly involving sterile-liquid and controlled-release pharmaceutical technologies, as well as its proprietary packaging offerings. The pharmaceutical technologies business benefited from strong demand for several sterile-liquid technologies. The pharmaceutical packaging business' growth was attributable to the addition of several new customers and increased volume from existing customers.

     The Automation and Information Services segment's operating revenue growth during the first quarter of fiscal 2002 resulted from strong sales of new products, such as MEDSTATION SN(R) and SUPPLYSTATION(R) System 30, and further penetration of the market with existing automation products.

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

Gross Margin                                                   Three Months Ended
                                                                  September 30,
------------------------------------------------------------------------------------------------
(As a percentage of operating revenue)                        2001               2000
------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services            5.21%               5.16%
Medical-Surgical Products and Services                      21.42%              22.50%
Pharmaceutical Technologies and Services                    33.82%              32.44%
Automation and Information Services                         66.92%              64.32%

Total Company                                                9.27%               9.45%
------------------------------------------------------------------------------------------------

     The overall gross margin as a percentage of operating revenue decreased during the first quarter of fiscal 2002. This decrease resulted primarily from a greater mix of lower margin distributed products, especially within the Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs as well as improved product mix.

     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue increased as a result of vendor margin opportunities from favorable price increases and manufacturer marketing programs. This increase was partially offset by the continuing impact of lower selling margins within the highly competitive distribution market.

     The Medical-Surgical Products and Services segment's gross margin as a percentage of operating revenue decreased due to the purchase of BBMC. This acquisition has temporarily shifted product mix toward lower margin distributed products.

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue increased primarily from stronger sales volume in the higher margin liquid fill contract manufacturing and drug delivery system businesses. The drug delivery system business' shift to higher margin pharmaceutical products from lower margin health and nutrition products also contributed to the improvement in gross margin. The gross margin in this segment was negatively impacted by certain items that occurred in fiscal year 2001 that did not recur in fiscal year 2002, namely a milestone payment related to the use of the Company's proprietary technology and a decline in business related to the decision to reduce the Company's participation in the domestic health and nutritional market. These declines were largely offset by the recording of the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overbilled in prior years. This pricing adjustment was recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge.

     The Automation and Information Services segment's gross margin as a percentage of operating revenue increased primarily from changes in its product mix and improved productivity.

Selling, General and Administrative Expenses                            Three Months Ended
                                                                           September 30,
--------------------------------------------------------------------------------------------------------
(As a percentage of operating revenue)                                  2001              2000
--------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                      2.42%              2.54%
Medical-Surgical Products and Services                                13.03%             15.06%
Pharmaceutical Technologies and Services                              14.62%             14.08%
Automation and Information Services                                   39.43%             38.68%

Total Company                                                          5.09%              5.49%
--------------------------------------------------------------------------------------------------------

     Selling, general and administrative expenses as a percentage of operating revenue decreased during the first quarter of fiscal 2002 as compared to the same period of fiscal 2001. This decrease reflects economies of scale associated with the Company's revenue growth. Significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities contributed to the improvement. The Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. In addition, the Company ceased amortizing goodwill during the first quarter of fiscal 2002 due to the adoption of Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (see Note 9 in the "Notes to Condensed Consolidated Financial Statements" for further discussion), which also contributed to the improvement. Partially offsetting the improvements in fiscal 2002 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This change was primarily a result of surplus capacity in the manufacturing facilities for this segment as investments have been made in advance of expected future growth.

     Selling, general and administrative expenses, including goodwill amortization, grew 7% during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. This increase is primarily attributed to increases in personnel costs and depreciation expense, partially offset by the fact that no goodwill amortization was recorded in fiscal 2002. The overall increase compares favorably to the 16% growth in operating revenue for the same period.

Special Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three-month periods ended September 30, 2001 and 2000.

Special Charges                                                    Three Months Ended
                                                                      September 30,
------------------------------------------------------------------------------------------------
(in millions)                                                       2001          2000
------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                                        $  (4.1)      $   (7.9)
  Exit costs and asset impairment                                  (2.6)          (0.1)
  Restructuring costs                                                -            (1.6)
  Other integration costs                                          (5.6)          (7.7)
------------------------------------------------------------------------------------------------
Total merger-related costs                                      $ (12.3)      $  (17.3)
------------------------------------------------------------------------------------------------

Other Special Charges:
  Litigation settlement                                         $    -        $    5.0
------------------------------------------------------------------------------------------------
Total other special charges                                     $    -        $    5.0
------------------------------------------------------------------------------------------------

Total special charges                                           $ (12.3)      $  (12.3)
Tax effect of special charges                                       4.7            6.3
------------------------------------------------------------------------------------------------
Net effect of special charges                                   $  (7.6)      $   (6.0)
================================================================================================

     Merger-Related Costs. During the above stated periods, the Company incurred employee-related costs associated with certain of its merger transactions. These expenses primarily consist of severance, noncompete agreements, and transaction/stay bonuses as a result of the Bindley, BBMC, ALP, Allegiance and Scherer merger transactions. Exit costs relate primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with Bindley, BBMC, ALP, Allegiance and Scherer. Other integration costs include charges primarily related to integrating the operations of the above mentioned merger transactions.

     The Company incurred a restructuring charge of $1.6 million during the three months ended September 30, 2000 relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     Other Special Charges. During the first quarter of fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

     Summary. The net effect of the various special charges recorded during the three months ended September 30, 2001 and 2000 was to reduce net earnings before cumulative effect of change in accounting principle by $7.6 million to $246.4 million and by $6.0 million to $190.0 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.02 per share to $0.53 per share and by $0.01 per share to $0.42 per share, respectively.

     The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Allegiance, ALP, BBMC, and Bindley mergers) of approximately $130.0 million ($80.6 million, net of tax) in future periods (primarily fiscal 2002 and 2003) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings, excluding the impact of goodwill amortization, was 33.7% and 33.6% for the first quarters of fiscal 2002 and 2001, respectively. Fluctuations in the effective tax rate are primarily due to the impact of recording non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix. The provision for income taxes excluding the impact of merger-related charges and goodwill amortization was 33.8% and 34.3% for the quarters ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital increased to $4.9 billion at September 30, 2001 from $4.1 billion at June 30, 2001. This increase resulted from additional investment in inventories partially offset by effective asset management. Inventories increased by $1.4 billion during the first quarter of fiscal 2002. This reflects the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities, as well as initiatives to augment inventories in support of the Company's commitment to emergency-response readiness. A portion of the inventory increase can also be attributed to the Company investing in inventories in conjunction with various vendor-margin programs. Partially offsetting the increase in inventories was a decrease in trade receivables of $157.1 million and an increase in accounts payable of $343.9 million. The decrease in trade receivables was a result of effective asset management and focus on reducing the number of days sales outstanding. The change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $34.3 million from June 30, 2001. The increase was primarily the result of ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     Net investment in sales-type leases, less current portion decreased $132.1 million during the first quarter of fiscal 2002. This decrease was primarily the result of the sale by Pyxis Funding LLC ("Pyxis Funding") of an undivided interest in a defined pool of sales-type leases to an investor at amounts approximating their fair value. Pyxis Funding obtained proceeds of approximately $150 million related to the transaction (see Note 4 in the "Notes to Condensed Consolidated Financial Statements" for further discussion).

     Shareholders' equity increased to $5.7 billion at September 30, 2001 from $5.4 billion at June 30, 2001, primarily due to net earnings of $176.3 million and the investment of $53.3 million by employees of the Company through various employee stock benefit plans. These increases were offset by dividends of $11.2 million.

      In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. The repurchased shares will be held as treasury shares and used for general corporate purposes. As of September 30, 2001, no shares had been repurchased through this program.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's Form 10-K for the fiscal year ended June 30, 2001.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The following disclosure should be read together with the disclosure set forth in the Company's Form 10-K for the fiscal year ended June 30, 2001, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q.

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of September 30, 2001, there were approximately 609 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, previously advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. On October 22, 2001, BHC, Allegiance and AEIA reached a settlement agreement resolving all issues related to the Company's recovery of reimbursable expenses under the AEIA insurance policy, the terms of which are confidential. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

  Exhibit      Exhibit Description
  -------      -------------------
  Number
  ------

     3.01 Amended and Restated Code of Regulations of the Registrant, as amended

    18.01      Letter Regarding Change in Accounting Principle

    99.01      Statement Regarding Forward-Looking Information (1)

--------------

    (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K filed August 24, 2001 (File No. 0-11373) and incorporated herein by reference.

(b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CARDINAL HEALTH, INC.




Date: November 14, 2001     By: /s/ Robert D. Walter
                                ------------------------------------------
                                  Robert D. Walter
                                  Chairman and Chief Executive Officer




                            By: /s/ Richard J. Miller
                                ------------------------------------------
                                  Richard J. Miller
                                  Executive Vice President and Chief Financial
                                  Officer