Form 10-Q
period 2001-12-31
CARDINAL HEALTH INC
filed 2002-02-13
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended December 31, 2001         Commission File Number 0-11373



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


                       Yes     X            No
                           -------------       ------------

         The number of Registrant's Common Shares outstanding at the close of business on January 31, 2002 was as follows:

                  Common Shares, without par value: 449,507,368
                                                    --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *

                                                                                                    Page No.
                                                                                                    --------
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 2001 and 2000 (unaudited).......................................         3

           Condensed Consolidated Balance Sheets at December 31, 2001 and
           June 30, 2001 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2001 and 2000 (unaudited).............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        15


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        16

Item 4.    Submission of Matters to a Vote of Security Holders................................        16

Item 5.    Other Information..................................................................        17

Item 6.    Exhibits and Reports on Form 8-K...................................................        17

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                               2001            2000            2001              2000
                                                           -----------     -----------     -----------       -----------

Operating revenue                                          $  11,221.7     $   9,560.7     $  21,087.1       $  18,071.6
Operating cost of products sold                               10,221.2         8,675.8        19,171.9          16,383.0
                                                           -----------     -----------     -----------       -----------

Operating gross margin                                         1,000.5           884.9         1,915.2           1,688.6

Bulk deliveries to customer warehouses                         1,870.4         2,365.9         3,778.4           4,894.9
Cost of products sold - bulk deliveries                        1,870.4         2,365.4         3,778.4           4,893.9
                                                           -----------     -----------     -----------       -----------

Bulk gross margin                                                    -             0.5               -               1.0

Selling, general and administrative expenses                     514.0           479.3         1,016.4             934.6

Goodwill amortization                                                -            12.4               -              24.5

Special charges                                                   16.8             8.0            29.1              20.3
                                                           -----------     -----------     -----------       -----------

Operating earnings                                               469.7           385.7           869.7             710.2

Interest expense and other                                        38.8            39.5            67.4              73.2
                                                           -----------     -----------     -----------       -----------

Earnings before income taxes                                     430.9           346.2           802.3             637.0

Provision for income taxes                                       147.6           125.0           272.6             225.8
                                                           -----------     -----------     -----------       -----------

Net earnings before cumulative effect of
   change in accounting principle                                283.3           221.2           529.7             411.2

Cumulative effect on prior years of change in
   accounting principle, net of tax (See Note 8)                     -               -            70.1                 -
                                                           -----------     -----------     -----------       -----------

Net earnings                                               $     283.3     $     221.2     $     459.6       $     411.2
                                                           ===========     ===========     ===========       ===========

Basic earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                                  $      0.63     $      0.50     $      1.18       $      0.93
   Cumulative effect of change in
     accounting principle                                            -               -           (0.16)                -
                                                           -----------     -----------     -----------       -----------

   Net basic earnings per Common Share                     $      0.63     $      0.50     $      1.02       $      0.93
                                                           ===========     ===========     ===========       ===========

Diluted earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                                  $      0.62     $      0.49     $      1.15       $      0.91
   Cumulative effect of change in
     accounting principle                                            -               -           (0.15)                -
                                                           -----------     -----------     -----------       -----------

   Net diluted earnings per Common Share                   $      0.62     $      0.49     $      1.00       $      0.91
                                                           ===========     ===========     ===========       ===========

Weighted average number of Common Shares outstanding:
   Basic                                                         449.9           441.8           449.7             440.3
   Diluted                                                       459.7           454.2           460.2             452.6

Cash dividends declared per Common Share                   $     0.025     $     0.020     $     0.050       $     0.040

           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                  DECEMBER 31,       JUNE 30,
                                                                      2001            2001
                                                                   ---------       ---------

ASSETS
  Current assets:
    Cash and equivalents                                           $   398.9       $   934.1
    Trade receivables, net                                           2,568.3         2,408.7
    Current portion of net investment in sales-type leases             199.5           236.3
    Inventories                                                      8,255.2         6,286.1
    Prepaid expenses and other                                         811.5           851.1
                                                                   ---------       ---------

      Total current assets                                          12,233.4        10,716.3
                                                                   ---------       ---------

    Property and equipment, at cost                                  3,407.9         3,345.9
    Accumulated depreciation and amortization                       (1,569.4)       (1,507.6)
                                                                   ---------       ---------
    Property and equipment, net                                      1,838.5         1,838.3

  Other assets:
    Net investment in sales-type leases, less current portion          547.1           671.7
    Goodwill and other intangibles                                   1,166.7         1,175.4
    Other                                                              260.9           240.7
                                                                   ---------       ---------

      Total                                                        $16,046.6       $14,642.4
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable, banks                                           $     4.9       $     8.3
    Current portion of long-term obligations                            15.2             5.9
    Accounts payable                                                 5,612.9         5,319.9
    Other accrued liabilities                                        1,392.2         1,240.7
                                                                   ---------       ---------

      Total current liabilities                                      7,025.2         6,574.8
                                                                   ---------       ---------

  Long-term obligations, less current portion                        2,459.4         1,871.0
  Deferred income taxes and other liabilities                          698.8           759.5

  Shareholders' equity:
    Common Shares, without par value                                 1,989.4         1,893.1
    Retained earnings                                                4,581.9         4,146.0
    Common Shares in treasury, at cost                                (560.1)         (457.2)
    Accumulated other comprehensive loss, net of tax                  (135.2)         (140.3)
    Other                                                              (12.8)           (4.5)
                                                                   ---------       ---------

      Total shareholders' equity                                     5,863.2         5,437.1
                                                                   ---------       ---------

      Total                                                        $16,046.6       $14,642.4
                                                                   =========       =========

           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                             2001           2000
                                                                                         --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings before cumulative effect of change in accounting principle               $  529.7       $  411.2
   Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash from operating activities:
      Depreciation and amortization                                                         123.1          138.9
      Provision for bad debts                                                                14.8            8.0
      Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                      (169.7)        (383.4)
        Increase in inventories                                                          (1,962.4)      (1,454.6)
        (Increase)/decrease in net investment in sales-type leases                          161.5          (52.9)
        Increase in accounts payable                                                        291.3        1,249.6
        Other operating items, net                                                           64.7         (179.2)
                                                                                         --------       --------

   Net cash used in operating activities                                                   (947.0)        (262.4)
                                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                         (2.8)        (262.3)
   Proceeds from sale of property and equipment                                              16.9            5.2
   Additions to property and equipment                                                     (121.3)        (141.2)
                                                                                         --------       --------

   Net cash used in investing activities                                                   (107.2)        (398.3)
                                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short-term debt                                       576.6          205.1
   Reduction of long-term obligations                                                       (27.7)         (12.4)
   Proceeds from long-term obligations, net of issuance costs                                46.4          479.2
   Proceeds from issuance of Common Shares                                                   65.1           98.6
   Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                          (22.5)         (18.1)
   Purchase of treasury shares                                                             (115.7)        (136.4)
   Other                                                                                     (3.2)          (1.9)
                                                                                         --------       --------

   Net cash provided by financing activities                                                519.0          614.1
                                                                                         --------       --------

NET DECREASE IN CASH AND EQUIVALENTS                                                       (535.2)         (46.6)

CHANGE IN BINDLEY'S FISCAL YEAR                                                                 -           47.6

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                 934.1          539.5
                                                                                         --------       --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                    $  398.9       $  540.5
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

           In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of December 31, 2001, 1.8 million Common Shares having an aggregate cost of approximately $115.7 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized (loss)/gain on investment, reclassification adjustment for investment losses included in net income, and net unrealized (loss)/gain on derivative instruments, all net of tax, as follows:

                                               For the Three Months Ended   For the Six Months Ended
           (in millions)                               December 31,              December 31,
                                                   2001          2000          2001          2000
                                                  -------       -------       -------       -------

           Net earnings                           $ 283.3       $ 221.2       $ 459.6       $ 411.2
           Foreign currency translation
               adjustments                          (10.3)         (0.7)          4.0         (21.0)
           Unrealized (loss)/gain on
               investment                               -             -           2.2          (5.4)
           Reclassification adjustment for
               investment losses included in
               net income                               -             -           3.2             -
           Net unrealized (loss)/gain on
               derivative instruments                 2.2          (0.3)         (4.3)         (0.5)
                                                  -------       -------       -------       -------
           Total comprehensive income             $ 275.2       $ 220.2       $ 464.7       $ 384.3
                                                  =======       =======       =======       =======

Note 4. Pyxis Funding LLC ("Pyxis Funding") was organized during the first quarter of fiscal year 2002 for the sole purpose of buying receivables and selling them to certain investors. Pyxis Funding is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis Corporation ("Pyxis"). During the first quarter of fiscal year 2002, Pyxis Funding acquired a pool of sales-type leases from Pyxis, and sold an undivided interest in those leases to an investor for approximately $150 million, which approximated the fair value of the sold interest. This was accounted for as a sale by the Company and Pyxis under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Although Pyxis Funding is consolidated by the Company and Pyxis as required by U.S. generally accepted accounting principles, it is a separate legal entity and maintains separate financial statements. The assets of Pyxis Funding are available, first and foremost, to satisfy claims of its creditors.

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and six-month periods ended December 31, 2001 and 2000.

           Special Charges                              Three Months Ended          Six Months Ended
                                                           December 31,               December 31,
           ------------------------------------------------------------------------------------------------------
           (in millions)                                 2001          2000          2001          2000
           ------------------------------------------------------------------------------------------------------
           Merger-Related Costs:
             Employee-related costs                   $  (5.9)      $  (2.8)      $ (10.0)      $ (10.7)
             Net exit costs and asset impairment         (1.1)         (0.1)         (3.7)         (0.2)
             Restructuring costs                            -             -             -          (1.6)
             Other integration costs                     (9.8)         (5.1)        (15.4)        (12.8)
           ------------------------------------------------------------------------------------------------------
           Total merger-related costs                 $ (16.8)      $  (8.0)      $ (29.1)      $ (25.3)
           ------------------------------------------------------------------------------------------------------

           Other Special Charges:
             Litigation settlement                    $     -      $      -      $      -       $   5.0
           ------------------------------------------------------------------------------------------------------
           Total other special charges                $     -      $      -      $      -       $   5.0
           ------------------------------------------------------------------------------------------------------

           Total special charges                      $ (16.8)      $  (8.0)      $ (29.1)      $ (20.3)
           Tax effect of special charges                  6.5           2.0          11.2           8.3
           ------------------------------------------------------------------------------------------------------
           Net effect of special charges              $ (10.3)      $  (6.0)      $ (17.9)      $ (12.0)
           =======================================================================================================

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

           The Company incurred a restructuring charge of $1.6 million during the first quarter of fiscal 2001 relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

           Other Special Charges
           During the first quarter of fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

           Summary
           The net effect of the various special charges recorded during the three months ended December 31, 2001 and 2000 was to reduce net earnings by $10.3 million to $283.3 million and by $6.0 million to $221.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.62 per share and by $0.01 per share to $0.49 per share, respectively. The net effect of the various special charges recorded during the six months ended December 31, 2001 and 2000 was to reduce net earnings before cumulative effect of change in accounting principle by $17.9 million to $529.7 million and by $12.0 million to $411.2 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.04 per share to $1.15 per share and by $0.03 per share to $0.91 per share, respectively.

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

           The following tables include revenue and operating earnings for the three and six-month periods ended December 31, 2001 and 2000 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                               For the Three Months Ended     For the Six Months Ended
                                                                     December 31,                   December 31,
                                                             -----------------------------  -----------------------------
             (in millions)                                            Revenue                        Revenue
                                                            -----------------------------  -----------------------------
                                                              2001            2000            2001            2000
                                                            ---------       ---------       ---------       ---------
           Operating revenue:
              Pharmaceutical Distribution and Provider
                  Services                                  $ 9,214.5       $ 7,700.9       $17,175.2       $14,480.6
              Medical-Surgical Products and Services          1,554.6         1,473.7         3,064.1         2,852.2
              Pharmaceutical Technologies and Services          330.2           286.6           630.9           558.7
              Automation and Information Services               139.7           119.5           248.0           209.6
              Other                                             (17.3)          (20.0)          (31.1)          (29.5)
                                                            ---------       ---------       ---------       ---------
           Total operating revenue                           11,221.7         9,560.7        21,087.1        18,071.6

           Bulk deliveries to customer warehouses:
              Pharmaceutical Distribution and Provider
                  Services                                    1,870.4         2,365.9         3,778.4         4,894.9
                                                            ---------       ---------       ---------       ---------
           Total revenue                                    $13,092.1       $11,926.6       $24,865.5       $22,966.5
                                                            =========================================================

                                                         For the Three Months Ended     For the Six Months Ended
                                                                 December 31,                 December 31,
                                                         --------------------------     ------------------------
             (in millions)                                   Operating Earnings           Operating Earnings
                                                            --------------------        ---------------------
                                                             2001          2000          2001          2000
                                                            -------       -------       -------       -------
           Operating earnings:
              Pharmaceutical Distribution and Provider
                  Services                                  $ 256.2       $ 204.6       $ 478.0       $ 382.3
              Medical-Surgical Products and Services          130.5         105.6         257.0         208.2
              Pharmaceutical Technologies and Services         69.5          58.9         127.2         108.8
              Automation and Information Services              55.1          45.4          84.9          68.5
              Corporate (1)                                   (41.6)        (28.8)        (77.4)        (57.6)
                                                            -------       -------       -------       -------
           Total operating earnings                         $ 469.7       $ 385.7       $ 869.7       $ 710.2
           --------------------------------------------------------------------------------------------------

           (1) Corporate - operating earnings primarily consist of special charges of $16.8 million and $8.0 million for the three months ended December 31, 2001 and 2000, respectively, and $29.1 million and $20.3 million for the six months ended December 31, 2001 and 2000, respectively, and unallocated corporate administrative expenses and investment spending.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of December 31, 2001, there were approximately 562 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, previously advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. On October 22, 2001, BHC, Allegiance and AEIA reached a settlement agreement resolving all issues related to the Company's recovery of reimbursable expenses under the AEIA insurance policy, the terms of which are confidential. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

Note 8. In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting method will provide for a more objectively determinable method of revenue recognition. In addition, the Company has implemented other changes to better service its customers and leverage operational efficiencies. The Company has recorded a cumulative effect of change in accounting principle of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during the first quarter of fiscal 2002. The after tax dilutive impact of the cumulative effect is $0.15 per diluted share. The estimated effect of the change for the three and six months ended December 31, 2001, is to reduce net earnings before the cumulative effect by $1.7 million and $5.9 million, respectively. This change resulted in no impact to diluted earnings per share for the three months ended December 31, 2001, but did reduce diluted earnings per share by $0.01 for the six months ended December 31, 2001. The pro-forma effect of this accounting change on prior periods has not been presented as the required information is not available.

Note 9. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 "Goodwill and Other Intangible Asssets" which revises the accounting for purchased goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS 142 beginning with the first quarter of fiscal 2002. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company has ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. During the three and six month periods ended December 31, 2001, there were no material changes to goodwill as a result of acquisitions, impairment losses, or disposals.

           SFAS 142 requires a two step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. The Company was required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement is adopted. This transitional impairment test required that the Company complete step one of the goodwill impairment test within six months from the date of initial adoption, or December 31, 2001. The Company completed the transitional impairment test and did not incur any impairment charges.

           The following table compares the Company's net earnings and per share amounts before the cumulative effect of change in accounting principle for the three and six months ended December 31, 2001, to net earnings and per share amounts for the three and six months ended December 31, 2000, adjusted for the amortization of intangible assets and goodwill.

                                                     For the Three Months Ended       For the Six Months Ended
            (in millions, except per share amounts)          December 31,                    December 31,
                                                   ---------------------------------------------------------------
                                                        2001            2000            2001            2000
                                                   ---------------------------------------------------------------

            Earnings before cumulative effect
                of change in accounting principle      $283.3          $232.5          $529.7          $433.5

            Basic earnings per share                    $0.63           $0.53           $1.18          $ 0.98

            Diluted earnings per share                  $0.62           $0.52           $1.15          $ 0.96

Note 10.   In June 2001, the FASB issued SFAS No. 141, "Business
           Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 2001 and June 30, 2001, and for the condensed consolidated statements of earnings for the three and six-month periods ended December 31, 2001 and 2000.

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

RESULTS OF OPERATIONS

Operating Revenue                                    Three Months Ended                Six Months Ended
                                                      December 31, 2001                December 31, 2001
                                                 --------------------------------------------------------------------
                                                               Percent of Total                  Percent of Total
                                                 Growth(1)    Operating Revenues    Growth(1)   Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
     Services                                        20%              82%              19%              81%
Medical-Surgical Products and Services                5%              14%               7%              15%
Pharmaceutical Technologies and Services             15%               3%              13%               3%
Automation and Information Services                  17%               1%              18%               1%

Total Company                                        17%             100%              17%             100%
---------------------------------------------------------------------------------------------------------------------

     (1) The growth rate applies to the applicable three and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year.

     Total operating revenue increased 17% for the three and six months ended December 31, 2001 compared to the same periods of the prior year. The increase in operating revenue resulted from a higher sales volume to existing customers; pharmaceutical price increases; and the addition of new customers, some of which was a result of cross-selling opportunities among the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and six months ended December 31, 2001 resulted from strong sales to all customer segments, especially retail chain customers. The growth for this segment was organic, resulting from increased volume to existing customers and new contracts. A portion of the growth can be attributed to pharmaceutical price increases during the period.

     The Medical-Surgical Products and Services segment's operating revenue growth during the quarter and six months ended December 31, 2001 resulted from organic growth, led by strong sales of self-manufactured products, particularly sales of medical gloves, surgical instruments and custom kits. Virtually all self-manufactured product categories have experienced an accelerated growth rate during the six-month period ended December 31, 2001. In addition, several new long-term contracts were signed during the quarter within the segment's distribution business.

     The Pharmaceutical Technologies and Services segment's operating revenue growth during the three and six months ended December 31, 2001 resulted from higher sales volume particularly involving sterile-liquid and controlled-release pharmaceutical technologies, as well as its proprietary packaging offerings. Accelerating demand for sterile-liquid and controlled-release technologies was a significant contributor to the growth within the pharmaceutical technologies business. The pharmaceutical packaging business' growth was attributable to the addition of several new customers and increased volume from existing customers.

     The Automation and Information Services segment's operating revenue growth during the quarter and six months ended December 31, 2001, resulted from strong sales of new products, such as MEDSTATION SN(R) and SUPPLYSTATION(R) System 30, and further penetration of the market with existing automation products.

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

Gross Margin                                                   Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             4.87%          5.05%          5.03%          5.10%
Medical-Surgical Products and Services                       22.11%         21.60%         21.77%         22.03%
Pharmaceutical Technologies and Services                     33.97%         35.77%         33.90%         34.15%
Automation and Information Services                          67.93%         68.30%         67.49%         66.59%

Total Company                                                 8.92%          9.26%          9.08%          9.35%
--------------------------------------------------------------------------------------------------------------------

     The overall gross margin as a percentage of operating revenue decreased during the three and six months ended December 31, 2001, compared to the same periods of the prior year. This decrease resulted primarily from a greater mix of lower margin pharmaceutical distribution business as well as a decrease in margins for the Pharmaceutical Technologies and Services segment. The Pharmaceutical Distribution and Provider Services segment has a gross margin rate that is significantly below the other segments due to the high volume, low margin nature of the pharmaceutical distribution business. This segment's mix increased to 82% and 81% of total operating revenues for the three and six months ended December 31, 2001, as compared to 80% for each of the comparable periods a year ago.

     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased during the three and six months ended December 31, 2001, as compared to the same periods of the prior year. This decrease was primarily due to a highly competitive market within the pharmaceutical distribution industry and a greater mix of sales to retail chain customers. Such customers have a relatively lower margin in connection with a lower cost of service. This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The Medical-Surgical Products and Services segment's gross margin as a percentage of operating revenue increased for the three months ended December 31, 2001, primarily from a higher sales volume of self-manufactured products that carry significantly higher gross margins than other portions of this segment's business. For the six months ended December 31, 2001, this segment's gross margin as a percentage of operating revenue decreased primarily due to the purchase of Bergen Brunswig Medical Corporation ("BBMC") during the first quarter of fiscal 2001. This purchase temporarily shifted product mix away from self-manufactured products toward lower margin distributed products.

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue decreased during the quarter and six months ended December 31, 2001. The gross margin in this segment was negatively impacted by certain items that occurred in fiscal year 2001 that did not recur in fiscal year 2002, namely milestone payments related to the use of the Company's proprietary technology and a decline in business resulting from the Company's decision to reduce participation in the domestic health and nutritional market. A greater mix of lower margin pharmaceutical packaging business within this segment also contributed to the gross margin decline. These declines were somewhat offset in the six-month period by the recording in the first quarter of fiscal 2002 of the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overbilled in prior years. This pricing adjustment was recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge.

     Fluctuations in gross margin as a percentage of operating revenue for the Automation and Information Services segment generally relate to changes in product mix within the various offerings provided to its customers.

Selling, General & Administrative Expenses                     Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             2.09%          2.39%          2.25%          2.46%
Medical-Surgical Products and Services                       13.72%         14.43%         13.38%         14.74%
Pharmaceutical Technologies and Services                     12.92%         15.22%         13.73%         14.67%
Automation and Information Services                          28.50%         30.31%         33.27%         33.91%

Total Company                                                 4.58%          5.14%          4.82%          5.31%
--------------------------------------------------------------------------------------------------------------------

     Selling, general and administrative expenses as a percentage of operating revenue decreased during the three and six months ended December 31, 2001, as compared to the same periods of the prior year. This decrease reflects economies of scale associated with the Company's revenue growth, significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities. The Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. In addition, the Company ceased amortizing goodwill during the first quarter of fiscal 2002 due to the adoption of Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (see Note 9 in the "Notes to Condensed Consolidated Financial Statements" for further discussion), which also contributed to the improvement.

     Selling, general and administrative expenses, including goodwill amortization in fiscal 2001, increased 5% and 6% during the three and six months ended December 31, 2001, compared to the respective periods in the prior fiscal year. This increase is primarily attributed to increases in personnel costs and depreciation expense, partially offset by the fact that no goodwill amortization was recorded in fiscal 2002. The overall increase compares favorably to the 17% growth in operating revenue for the three and six months ended December 31, 2001.

Special Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), BBMC, Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and six-month periods ended December 31, 2001 and 2000.

Special Charges                               Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
-------------------------------------------------------------------------------------------------------
(in millions)                                2001            2000            2001             2000
-------------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                  $   (5.9)      $   (2.8)       $    (10.0)      $   (10.7)
  Net exit costs and asset impairment         (1.1)          (0.1)             (3.7)           (0.2)
  Restructuring costs                            -              -                 -            (1.6)
  Other integration costs                     (9.8)          (5.1)            (15.4)          (12.8)
-------------------------------------------------------------------------------------------------------
Total merger-related costs                $  (16.8)      $   (8.0)       $    (29.1)      $   (25.3)
-------------------------------------------------------------------------------------------------------

Other Special Charges:
  Litigation settlement                   $      -       $      -        $        -       $     5.0
-------------------------------------------------------------------------------------------------------
Total other special charges               $      -       $      -        $        -       $     5.0
-------------------------------------------------------------------------------------------------------

Total special charges                     $  (16.8)      $   (8.0)       $    (29.1)      $   (20.3)
Tax effect of special charges                  6.5            2.0              11.2             8.3
-------------------------------------------------------------------------------------------------------
Net effect of special charges             $  (10.3)      $   (6.0)       $    (17.9)      $   (12.0)
=======================================================================================================

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

     The Company incurred a restructuring charge of $1.6 million during the first quarter of fiscal 2001 relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company has closed certain facilities. In connection with such closings, the Company has incurred employee-related costs, asset impairment charges and exit costs related to the termination of contracts and lease agreements.

     Other Special Charges. During the first quarter of fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

     Summary. The net effect of the various special charges recorded during the three months ended December 31, 2001 and 2000 was to reduce net earnings by $10.3 million to $283.3 million and by $6.0 million to $221.2 million, respectively, and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.62 per share and by $0.01 per share to $0.49 per share, respectively. The net effect of the various special charges recorded during the six months ended December 31, 2001 and 2000 was to reduce net earnings before cumulative effect of change in accounting principle by $17.9 million to $529.7 million and by $12.0 million to $411.2 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.04 per share to $1.15 per share and by $0.03 per share to $0.91 per share, respectively.

     The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Allegiance, BBMC, and Bindley mergers) of approximately $118.3 million ($73.4 million, net of tax) in future periods (primarily fiscal 2002 and 2003) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings, excluding the impact of goodwill amortization, was 34.3% and 35.2%, respectively, for the second quarters of fiscal 2002 and 2001 and 34.0% and 34.5%, respectively, for the six-month periods ended December 31, 2001 and 2000. Fluctuations in the effective tax rate are primarily due to the impact of recording non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix. The provision for income taxes excluding the impact of merger-related charges and goodwill amortization was 34.4% and 34.9%, respectively, for the second quarters of fiscal 2002 and 2001 and 34.1% and 34.6%, respectively, for the six month-periods ended December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $5.2 billion at December 31, 2001 from $4.1 billion at June 30, 2001. This increase resulted from additional investments in inventories of $2.0 billion and an increase in trade receivables of $0.2 billion. Partially offsetting the increases in current assets was an increase in accounts payable of $0.3 billion. The inventory increase reflects the Company's investment in conjunction with various vendor-margin programs, as well as the general buildup for seasonality within the pharmaceutical distribution business. The increase also reflects the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities. The change in accounts payable resulted primarily from the timing of inventory purchases and related payments.

     Property and equipment, at cost, increased by $62.0 million from June 30, 2001. The increase was primarily the result of ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     The investment in sales-type leases decreased $161.4 million during the first six months of fiscal 2002. This decrease was primarily the result of the sale by Pyxis Funding LLC ("Pyxis Funding") of an undivided interest in a defined pool of sales-type leases to an investor at amounts approximating their fair value. Pyxis Funding obtained proceeds of approximately $150 million related to the transaction (see Note 4 in the "Notes to Condensed Consolidated Financial Statements" for further discussion).

     Shareholders' equity increased to $5.9 billion at December 31, 2001 from $5.4 billion at June 30, 2001, primarily due to net earnings of $459.6 million and the investment of $65.1 million by employees of the Company through various employee stock benefit plans. These increases were partially offset by the purchase of treasury shares of $115.7 million and dividends paid of $22.5 million.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of December 31, 2001, 1.8 million Common Shares having an aggregate cost of approximately $115.7 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

SUBSEQUENT EVENT

     On January 22, 2002, Kmart Corporation ("Kmart") announced its filing for Chapter 11 bankruptcy protection. Cardinal Distribution, the most significant business within the Pharmaceutical Distribution and Provider Services segment, has serviced Kmart for more than ten years and currently services approximately 1,600 of its stores nationwide. Sales to Kmart represent approximately 5% of the Company's total volume, but earnings from these sales are an even smaller percentage of the Company's total operating earnings. Due to a unique consignment structure in which the Company still owns the related pharmaceutical inventories, it has significantly limited its credit exposure to Kmart. The Company does not anticipate any material impact on the consolidated financial statements due to this bankruptcy filing.


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

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of December 31, 2001, there were approximately 562 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. AEIA, one of the insurers for the latex glove litigation, previously advised the Company of its intent to resolve through arbitration the extent of its obligation to reimburse the Company for certain defense costs and loss expenses incurred in connection with the litigation. On October 22, 2001, BHC, Allegiance and AEIA reached a settlement agreement resolving all issues related to the Company's recovery of reimbursable expenses under the AEIA insurance policy, the terms of which are confidential. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

(a)      Registrant's 2001 Annual Meeting of Shareholders was held on November
         7, 2001.

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

(c)      Matters voted upon at the Annual Meeting were as follows:

   (i) Election of William E. Bindley, George H. Conrades, Robert L. Gerbig, Richard C. Notebaert and Melburn G. Whitmire. The results of the shareholder vote were as follows: Mr. Bindley - 383,345,272 for, 0 against, 4,129,965 withheld, and 0 broker non-votes; Mr. Conrades - 383,354,795 for, 0 against, 4,120,442 withheld, and 0 broker non-votes; Mr. Gerbig - 383,384,911 for, 0 against, 4,090,326 withheld, and 0 broker non-votes; Mr. Notebaert - 383,377,968 for, 0 against, 4,097,269 withheld, and 0 broker non-votes; and Mr. Whitmire - 377,062,576 for, 0 against, 10,412,661 withheld, and 0 broker non-votes.

   (ii) Adoption of an Amendment to the Company's Code of Regulations relating to delivery of notice, as permitted under Ohio law, of shareholders and directors meetings. The results of the shareholder vote were as follows: 384,824,790 for, 902,249 against, 1,748,198 withheld, and 0 broker non-votes.

   (iii) Proposal from Shareholders to Phase Out PVC Use in Manufacture of Medical Supplies. The results of the shareholder vote were as follows:
         12,331,452 for, 307,818,751 against, 26,628,937 withheld, and
         40,696,097 broker non-votes.

ITEM 5: OTHER INFORMATION:

The Company entered into an employment agreement with Robert D. Walter, dated as of November 20, 2001. Mr. Walter will vest in certain benefits provided to him under the agreement if he stays with the Company through June 30, 2004. The agreement provides for him to remain as the Company's Chairman and Chief Executive Officer indefinitely after that date, unless either party provides one year's prior notice otherwise. The agreement provides that Mr. Walter will be paid a minimum annual base salary of $1,000,000 along with an annual bonus and equity incentives, including a grant of 150,000 restricted share units. Under the agreement, Mr. Walter has agreed to comply with certain non-compete and non-solicitation covenants during the term of the agreement and generally for two years thereafter.

Regina E. Herzlinger resigned from the Board of Directors of the Company, effective January 15, 2002, thereby reducing the number of Directors from 13 to 12.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Listing of Exhibits:

  Exhibit
  -------
   Number      Exhibit Description
   ------      -------------------

   10.01       Form of Nonqualified Stock Option Agreement, as amended*

   10.02       Form of Directors' Stock Option Agreement, as amended*

   10.03       Form of Outside Directors' Stock Option Agreement, as amended*

   10.04 Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and Robert D. Walter*

   10.05 Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2002*

   10.06 Form of Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and each of Messrs. Ford, Miller and Rucci*

   10.07 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and George L. Fotiades*

   10.08 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and James F. Millar*

   10.09 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Stephen S. Thomas*

   10.10 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Kathy Brittain White*

   10.11 Employment Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter*

   10.12 Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter*

   99.01       Statement Regarding Forward-Looking Information (1)

----------------

       (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 0-11373) and incorporated herein by reference.

        *      Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARDINAL HEALTH, INC.




Date: February 13, 2002        By:  /s/ Robert D. Walter
                                  ------------------------------------------
                                    Robert D. Walter
                                    Chairman and Chief Executive Officer




                               By:  /s/ Richard J. Miller
                                  ------------------------------------------
                                    Richard J. Miller
                                    Executive Vice President and Chief Financial
                                    Officer