Form 10-Q
period 2002-03-31
CARDINAL HEALTH INC
filed 2002-05-08
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2002              Commission File Number 1-11373



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


                            Yes [X]          No [ ]


         The number of Registrant's Common Shares outstanding at the close of business on April 30, 2002 was as follows:

                  Common Shares, without par value: 451,678,817
                                                    -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *


                                                                                                   Page No.
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 2002 and 2001 (unaudited)..........................................         3

           Condensed Consolidated Balance Sheets at March 31, 2002 and
           June 30, 2001 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2002 and 2001 (unaudited)................................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        17


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        18

Item 5.    Other Information..................................................................        18

Item 6.    Exhibits and Reports on Form 8-K...................................................        18

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          MARCH 31,                      MARCH 31,
                                                                     2002           2001           2002            2001
                                                                 -----------    -----------    -----------     -----------

Operating revenue                                                $  11,541.3    $  10,334.2    $  32,628.4     $  28,405.8
Operating cost of products sold                                     10,472.8        9,388.1       29,644.7        25,771.1
                                                                 -----------    -----------    -----------     -----------

Operating gross margin                                               1,068.5          946.1        2,983.7         2,634.7

Bulk deliveries to customer warehouses                               1,700.7        2,245.9        5,479.1         7,140.8
Cost of products sold - bulk deliveries                              1,700.7        2,245.9        5,479.1         7,139.8

                                                                 -----------    -----------    -----------     -----------

Bulk gross margin                                                       --             --             --               1.0


Selling, general and administrative expenses                           536.0          497.3        1,552.4         1,431.9

Goodwill amortization                                                   --             12.6           --              37.1

Special charges                                                         39.1           86.3           68.2           106.6
                                                                 -----------    -----------    -----------     -----------

Operating earnings                                                     493.4          349.9        1,363.1         1,060.1

Interest expense and other                                              39.6           43.7          107.0           116.9
                                                                 -----------    -----------    -----------     -----------

Earnings before income taxes                                           453.8          306.2        1,256.1           943.2

Provision for income taxes                                             153.5          113.3          426.1           339.1
                                                                 -----------    -----------    -----------     -----------

Net earnings before cumulative effect of
   change in accounting principle                                      300.3          192.9          830.0           604.1


Cumulative effect on prior years of change in
   accounting principle, net of tax (See Note 8)                        --             --             70.1            --
                                                                 -----------    -----------    -----------     -----------

Net earnings                                                     $     300.3    $     192.9    $     759.9     $     604.1
                                                                 ===========    ===========    ===========     ===========

Basic earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                                        $      0.67    $      0.43    $      1.85     $      1.37
   Cumulative effect of change in
     accounting principle                                               --             --            (0.16)           --
                                                                 -----------    -----------    -----------     -----------

   Net basic earnings per Common Share                           $      0.67    $      0.43    $      1.69     $      1.37
                                                                 ===========    ===========    ===========     ===========

Diluted earnings per Common Share:
   Before cumulative effect of change in
     accounting principle                                        $      0.66    $      0.42    $      1.81     $      1.33
   Cumulative effect of change in
     accounting principle                                               --             --            (0.15)           --
                                                                 -----------    -----------    -----------     -----------

   Net diluted earnings per Common Share                         $      0.66    $      0.42    $      1.66     $      1.33
                                                                 ===========    ===========    ===========     ===========

Weighted average number of Common Shares outstanding:
   Basic                                                               449.9          444.3          449.8           441.6
   Diluted                                                             459.1          456.5          459.8           453.9

Cash dividends declared per Common Share                         $     0.025    $     0.020    $     0.075     $     0.060

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                           MARCH 31,         JUNE 30,
                                                                              2002             2001
                                                                         ------------      ------------

ASSETS
  Current assets:
    Cash and equivalents                                                 $      869.2      $      934.1
    Trade receivables, net                                                    2,536.0           2,408.7
    Current portion of net investment in sales-type leases                      204.6             236.3
    Inventories                                                               7,902.0           6,286.1
    Prepaid expenses and other                                                  870.8             851.1
                                                                         ------------      ------------

      Total current assets                                                   12,382.6          10,716.3
                                                                         ------------      ------------

    Property and equipment, at cost                                           3,411.7           3,345.9
    Accumulated depreciation and amortization                                (1,587.9)         (1,507.6)
                                                                         ------------      ------------
    Property and equipment, net                                               1,823.8           1,838.3

  Other assets:
    Net investment in sales-type leases, less current portion                   569.6             671.7
    Goodwill and other intangibles                                            1,178.3           1,175.4
    Other                                                                       302.2             240.7
                                                                         ------------      ------------

      Total                                                              $   16,256.5      $   14,642.4
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable, banks                                                 $        3.7      $        8.3
    Current portion of long-term obligations                                     13.5               5.9
    Accounts payable                                                          5,266.9           5,319.9
    Other accrued liabilities                                                 1,486.6           1,240.7
                                                                         ------------      ------------

      Total current liabilities                                               6,770.7           6,574.8
                                                                         ------------      ------------

  Long-term obligations, less current portion                                 2,464.0           1,871.0
  Deferred income taxes and other liabilities                                   812.8             759.5

  Shareholders' equity:
    Common Shares, without par value                                          2,038.6           1,893.1
    Retained earnings                                                         4,870.3           4,146.0
    Common Shares in treasury, at cost                                         (544.1)           (457.2)
    Accumulated other comprehensive loss, net of tax                           (144.2)           (140.3)
    Other                                                                       (11.6)             (4.5)
                                                                         ------------      ------------

      Total shareholders' equity                                              6,209.0           5,437.1
                                                                         ------------      ------------

      Total                                                              $   16,256.5      $   14,642.4
                                                                         ============      ============

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               2002             2001
                                                                                           ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings before cumulative effect of change in accounting principle                 $      830.0     $      604.1
   Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash from operating activities:
      Depreciation and amortization                                                               181.5            209.0
      Provision for bad debts                                                                      36.9             16.2
      Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                            (164.4)          (460.0)
        Increase in inventories                                                                (1,609.2)        (1,359.6)
        (Increase)/decrease in net investment in sales-type leases                                133.9            (79.8)
        Increase/(decrease) in accounts payable                                                   (54.7)         1,135.7
        Other operating items, net                                                                203.2            (77.3)
                                                                                           ------------     ------------

   Net cash used in operating activities                                                         (442.8)           (11.7)
                                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                              (10.9)          (323.3)
   Proceeds from sale of property and equipment                                                    17.6             17.8
   Additions to property and equipment                                                           (186.1)          (234.8)
                                                                                           ------------     ------------

   Net cash used in investing activities                                                         (179.4)          (540.3)
                                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short-term debt                                             290.3           (536.1)
   Reduction of long-term obligations                                                              (9.7)           (40.7)
   Proceeds from long-term obligations, net of issuance costs                                     318.4            917.7
   Proceeds from issuance of Common Shares                                                        112.2            186.9
   Dividends on Common Shares and cash paid
      in lieu of fractional shares                                                                (33.7)           (26.5)
   Purchase of treasury shares                                                                   (115.7)          (138.8)
   Other                                                                                           (4.5)            (1.4)
                                                                                           ------------     ------------

   Net cash provided by financing activities                                                      557.3            361.1
                                                                                           ------------     ------------

NET DECREASE IN CASH AND EQUIVALENTS                                                              (64.9)          (190.9)

CHANGE IN BINDLEY'S FISCAL YEAR                                                                    --               47.6

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                       934.1            539.5
                                                                                           ------------     ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                      $      869.2     $      396.2
                                                                                           ============     ============

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

           In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of March 31, 2002, 1.8 million Common Shares having an aggregate cost of approximately $115.7 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

Note 3. The Company's comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized (loss)/gain on investment, reclassification adjustment for investment losses included in net income, and net unrealized (loss)/gain on derivative instruments, all net of tax, as follows:

                                                For the Three Months Ended    For the Nine Months Ended
             (in millions)                                March 31,                   March 31,
                                                     2002          2001          2002          2001
                                                  ---------     ---------     ---------     ---------

             Net earnings                         $   300.3     $   192.9     $   759.9     $   604.1
             Foreign currency translation
                 adjustments                          (12.6)         (1.5)         (8.6)        (22.6)
             Unrealized (loss)/gain on
                 investment                            --            --             2.2          (5.4)
             Reclassification adjustment for
                 investment losses included in
                 net income                            --            --             3.2          --
             Net unrealized (loss)/gain on
                 derivative instruments                 3.6          (5.5)         (0.7)         (6.0)
                                                  ---------     ---------     ---------     ---------
             Total comprehensive income           $   291.3     $   185.9     $   756.0     $   570.1
                                                  =========     =========     =========     =========

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

Note 5. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and nine-month periods ended March 31, 2002 and 2001.

             Special Charges                                   Three Months Ended          Nine Months Ended
                                                                    March 31,                  March 31,
             ------------------------------------------------------------------------------------------------------
             (in millions)                                     2002          2001          2002          2001
             ------------------------------------------------------------------------------------------------------
             Merger-Related Costs:
                 Transaction costs                         $    --       $   (20.8)    $    --       $   (20.8)
                 Employee-related costs                        (12.3)        (29.0)        (22.3)        (39.7)
                 Net exit costs and asset impairment           (12.4)        (15.0)        (16.1)        (15.2)
                 Restructuring costs                            --            --            --            (1.6)
                 Other integration costs                       (14.4)         (9.7)        (29.8)        (22.5)
             ------------------------------------------------------------------------------------------------------
               Total merger-related costs                  $   (39.1)    $   (74.5)    $   (68.2)    $   (99.8)
             ------------------------------------------------------------------------------------------------------

               Other Special Charges:
                 Distribution center closures              $    --       $    (4.4)    $    --       $    (4.4)
                 Manufacturing facility closures                --            (2.2)         --            (2.2)
                 Employee-related costs                         --            (5.2)         --            (5.2)
                 Litigation settlement                          --            --            --             5.0
             ------------------------------------------------------------------------------------------------------
               Total other special charges                 $    --       $   (11.8)    $    --       $    (6.8)
             ------------------------------------------------------------------------------------------------------

               Total special charges                       $   (39.1)    $   (86.3)    $   (68.2)    $  (106.6)
               Tax effect of special charges                    14.4          24.5          25.6          32.8
             ------------------------------------------------------------------------------------------------------
               Net effect of special charges               $   (24.7)    $   (61.8)    $   (42.6)    $   (73.8)
             ======================================================================================================

           Merger-Related Costs
           During the prior fiscal year, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily included investment banking, legal, accounting and other professional fees associated with the Bindley merger transaction. In addition, during the periods shown above, the Company incurred employee-related costs, primarily consisting of severance, non-compete agreements, and transaction/stay bonuses as a result of certain acquisitions. Exit costs relate primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with Bindley, BBMC, ALP, Allegiance and Scherer. Other integration costs include charges primarily related to integrating the operations of the above-mentioned merger transactions.

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

           Other Special Charges
           During the three months ended March 31, 2001, the Company recorded a special charge of $5.0 million related to the rationalization of its pharmaceutical distribution centers. Approximately $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate distribution centers and relocate to a more modern distribution center. The remaining amount related to employee severance costs.

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

           Summary
           The net effect of the various special charges recorded during the three months ended March 31, 2002 and 2001 was to reduce net earnings by $24.7 million to $300.3 million and by $61.8 million to $192.9 million, respectively, and to reduce reported diluted earnings per Common Share by $0.05 per share to $0.66 per share and by $0.14 per share to $0.42 per share, respectively. The net effect of the various special charges recorded during the nine months ended March 31, 2002 and 2001 was to reduce net earnings before cumulative effect of change in accounting principle by $42.6 million to $830.0 million and by $73.8 million to $604.1 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.09 per share to $1.81 per share and by $0.16 per share to $1.33 per share, respectively.

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

           The Pharmaceutical Technologies and Services segment provides services to the healthcare manufacturing industry through the design of unique drug delivery systems, liquid fill contract manufacturing, comprehensive packaging services, analytical services, and sales and marketing services.

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

           The following tables include revenue and operating earnings for the three and nine-month periods ended March 31, 2002 and 2001 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                                      For the Three Months Ended      For the Nine Months Ended
                                                                                March 31,                      March 31,
                                                                     ----------------------------    ----------------------------
             (in millions)                                                      Revenue                        Revenue
                                                                     ----------------------------    ----------------------------
                                                                          2002           2001            2002            2001
                                                                     ------------    ------------    ------------    ------------
             Operating revenue:
                 Pharmaceutical Distribution and Provider
                     Services                                        $    9,542.5    $    8,447.9    $   26,717.7    $   22,928.5
                 Medical-Surgical Products and Services                   1,560.8         1,498.2         4,624.9         4,350.4
                 Pharmaceutical Technologies and Services                   316.4           301.2           947.3           859.9
                 Automation and Information Services                        142.3           112.3           390.3           321.9
                 Other                                                      (20.7)          (25.4)          (51.8)          (54.9)
                                                                     ------------    ------------    ------------    ------------
              Total operating revenue                                    11,541.3        10,334.2        32,628.4        28,405.8

              Bulk deliveries to customer warehouses:
                 Pharmaceutical Distribution and Provider
                     Services                                             1,700.7         2,245.9         5,479.1         7,140.8
                                                                     ------------    ------------    ------------    ------------
              Total revenue                                          $   13,242.0    $   12,580.1    $   38,107.5    $   35,546.6
                                                                     ============================================================


             (in millions)                                                Operating Earnings               Operating Earnings
                                                                    -----------------------------    ----------------------------
                                                                          2002           2001             2002            2001
                                                                     ------------    ------------    ------------    ------------
             Operating earnings:
                 Pharmaceutical Distribution and Provider
                     Services                                        $      314.8    $      257.7    $      792.8    $      640.0
                 Medical-Surgical Products and Services                     138.6           112.0           395.6           320.2
                 Pharmaceutical Technologies and Services                    60.9            50.0           188.1           158.8
                 Automation and Information Services                         53.4            41.1           138.3           109.6
                 Corporate (1)                                              (74.3)         (110.9)         (151.7)         (168.5)
                                                                     ------------    ------------    ------------    ------------
              Total operating earnings                               $      493.4    $      349.9    $    1,363.1    $    1,060.1
            =====================================================================================================================

           (1) Corporate - operating earnings primarily consist of special charges of $39.1 million and $86.3 million for the three months ended March 31, 2002 and 2001, respectively, and $68.2 million and $106.6 million for the nine months ended March 31, 2002 and 2001, respectively, and unallocated corporate administrative expenses and investment spending.

Note 7. On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of March 31, 2002, there were approximately 415 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

Note 8. In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting method will provide for a more objectively determinable method of revenue recognition. In addition, the Company has implemented other changes to better service its customers and leverage operational efficiencies. The Company has recorded a cumulative effect of change in accounting principle of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during the first quarter of fiscal 2002. The after tax dilutive impact of the cumulative effect is $0.15 per diluted share. The estimated effect of the change for the three and nine months ended March 31, 2002, is to reduce net earnings before the cumulative effect by $0.8 million and $6.7 million, respectively. This change resulted in no impact to diluted earnings per share for the three months ended March 31, 2002, but did reduce diluted earnings per share by $0.01 for the nine months ended March 31, 2002. The pro-forma effect of this accounting change on prior periods has not been presented as the required information is not available.

Note 9. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 "Goodwill and Other Intangible Assets" which revises the accounting for purchased goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS 142 beginning with the first quarter of fiscal 2002. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company has ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives. During the three and nine month periods ended March 31, 2002, there were no material changes to goodwill as a result of acquisitions, impairment losses, or disposals.

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

           The following table compares the Company's net earnings and per share amounts before the cumulative effect of change in accounting principle for the three and nine months ended March 31, 2002, to net earnings and per share amounts for the three and nine months ended March 31, 2001, adjusted for the amortization of intangible assets and goodwill.

                                                     For the Three Months Ended      For the Nine Months Ended
            (in millions, except per share                    March 31,                      March 31,
            amounts)
                                                   ---------------------------------------------------------------
                                                            2002           2001         2002          2001
                                                   ---------------------------------------------------------------

            Earnings before cumulative effect
                   of change in accounting principle       $ 300.3       $ 204.4       $ 830.0       $ 637.9

            Basic earnings per share                       $  0.67       $  0.46       $  1.85       $  1.44

            Diluted earnings per share                     $  0.66       $  0.45       $  1.81       $  1.41

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

Note 11. Subsequent to the quarter ended March 31, 2002, the Company completed an acquisition of Magellan Laboratories, Inc., a leading full-service contract pharmaceutical development organization with facilities located in Research Triangle Park, North Carolina and San Diego, California. Magellan Laboratories will be integrated into the Company's Pharmaceutical Technologies and Services segment to expand and enhance the broad range of services currently offered.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 2002 and June 30, 2001, and for the condensed consolidated statements of earnings for the three and nine-month periods ended March 31, 2002 and 2001.

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

RESULTS OF OPERATIONS

Operating Revenue                                       Three Months Ended                 Nine Months Ended
                                                          March 31, 2002                    March 31, 2002
                                                 --------------------------------------------------------------------
                                                               Percent of Total                  Percent of Total
                                                 Growth (1)   Operating Revenues   Growth (1)   Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
     Services                                        13%              83%              17%              82%
Medical-Surgical Products and Services                4%              13%               6%              14%
Pharmaceutical Technologies and Services              5%               3%              10%               3%
Automation and Information Services                  27%               1%              21%               1%

Total Company                                        12%             100%              15%             100%
---------------------------------------------------------------------------------------------------------------------

(1) The growth rate applies to the applicable three and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year.

     Total operating revenue for the three and nine months ended March 31, 2002 increased 12% and 15%, respectively, compared to the same periods of the prior year. The increase in operating revenue resulted from a higher sales volume to existing customers; pharmaceutical price increases; and the addition of new customers, some of which was a result of cross-selling opportunities among the various businesses.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and nine months ended March 31, 2002 resulted from strong sales to all customer segments, especially mail order, government, and retail chain customers. The specialty distribution business generated strong results within the third quarter as well. The growth for this segment was organic, resulting from increased volume to existing customers and new contracts. A portion of the growth can be attributed to pharmaceutical price increases during the period.

     The Medical-Surgical Products and Services segment's operating revenue growth during the quarter and nine months ended March 31, 2002 resulted from organic growth, led by strong sales of self-manufactured products, particularly sales of surgical instruments and custom kits. Virtually all self-manufactured product categories have experienced an accelerated growth rate during the nine-month period ended March 31, 2002. In addition, several new long-term contracts have been signed during the nine-month period within the segment's distribution business.

     The Pharmaceutical Technologies and Services segment's operating revenue growth during the three and nine months ended March 31, 2002 resulted from higher sales volume particularly involving development and analytical services, pharmaceutical technologies, and its proprietary packaging offerings. Accelerating demand for sterile-liquid and controlled-release technologies was a significant contributor to the growth within the pharmaceutical technologies business. The pharmaceutical packaging business' growth was attributable to the addition of several new customers and increased volume from existing customers.

     The Automation and Information Services segment's operating revenue growth during the quarter and nine months ended March 31, 2002, resulted from strong sales of the patient safety and supply management product lines, such as MEDSTATION SN(R) and SUPPLYSTATION(R) System 30.

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

Gross Margin                                                   Three Months Ended            Nine Months Ended
                                                                   March 31,                     March 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2002           2001           2002           2001
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             5.45%          5.41%          5.18%          5.21%
Medical-Surgical Products and Services                       22.39%         21.97%         21.98%         22.01%
Pharmaceutical Technologies and Services                     32.83%         31.98%         33.54%         33.39%
Automation and Information Services                          69.06%         68.81%         68.06%         67.36%

Total Company                                                 9.26%          9.15%          9.14%          9.28%
--------------------------------------------------------------------------------------------------------------------

     The overall gross margin as a percentage of operating revenue increased during the three months ended March 31, 2002, compared to the same period of the prior year. This increase resulted primarily from improved product mix within each of the segments, seasonal vendor margin opportunities and slowing sell-side margin declines in the Pharmaceutical Distribution and Provider Services segment. The overall gross margin as a percentage of operating revenue decreased during the nine months ended March 31, 2002, compared to the same period of the prior year. This decrease resulted primarily from a greater mix of lower margin pharmaceutical distribution business. The Pharmaceutical Distribution and Provider Services segment has a gross margin rate that is significantly below the other segments due to the high volume, low margin nature of the pharmaceutical distribution business.

     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue increased during the three months ended March 31, 2002, as compared to the same period of the prior year. This increase was primarily due to seasonal vendor margin opportunities and increased buying potential realized from recent acquisitions. This segment is also beginning to benefit from some abatement of sell-side margin declines that have occurred within the industry over the last several years. The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased during the nine months ended March 31, 2002. This decrease was primarily due to the highly competitive market within the pharmaceutical distribution industry and a greater mix of sales to retail chain customers. Such customers have a relatively lower margin in connection with a lower cost of service, as compared to some other customer classes.

     The Medical-Surgical Products and Services segment's gross margin as a percentage of operating revenue increased for the three months ended March 31, 2002, primarily from manufacturing productivity improvements and a higher sales volume of self-manufactured products that carry significantly higher gross margins than other portions of this segment's business. For the nine months ended March 31, 2002, this segment's gross margin as a percentage of operating revenue decreased primarily due to the purchase of Bergen Brunswig Medical Corporation ("BBMC") during the first quarter of fiscal 2001. This purchase temporarily shifted product mix away from self-manufactured products toward lower margin distributed products.

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue increased during the quarter and nine months ended March 31, 2002. This increase was primarily due to a larger mix of higher margin pharmaceutical products versus health and nutritional products, as well as cost efficiencies due to recent infrastructure investments at manufacturing facilities. For the nine months ended March 31, 2002, the gross margin in this segment was negatively impacted by certain items that occurred in fiscal year 2001 that did not recur in fiscal year 2002, namely milestone payments related to the use of certain of the Company's proprietary technology. These declines were somewhat offset in the nine-month period by the recording in the first quarter of fiscal 2002 of the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overbilled in prior years. This pricing adjustment was recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge.

     The Automation and Information Services segment's gross margin as a percentage of operating revenue increased during the quarter and nine months ended March 31, 2002. This increase was primarily due to an improved product mix within the various offerings provided to its customers as well as productivity efficiencies realized from the operational improvements implemented within the segment.

Selling, General & Administrative Expenses                     Three Months Ended            Nine Months Ended
                                                                   March 31,                     March 31,
--------------------------------------------------------------------------------------------------------------------
(as a percentage of operating revenue)                        2002           2001           2002           2001
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services             2.15%          2.36%          2.21%          2.42%
Medical-Surgical Products and Services                       13.51%         14.49%         13.43%         14.65%
Pharmaceutical Technologies and Services                     13.57%         15.39%         13.68%         14.92%
Automation and Information Services                          31.57%         32.20%         32.65%         33.31%

Total Company                                                 4.64%          4.93%          4.76%          5.17%
--------------------------------------------------------------------------------------------------------------------

     Selling, general and administrative expenses as a percentage of operating revenue decreased during the three and nine months ended March 31, 2002, as compared to the same periods of the prior year. This decrease reflects economies of scale associated with the Company's revenue growth, significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities. The Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. In addition, the Company ceased amortizing goodwill during the first quarter of fiscal 2002 due to the adoption of Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (see Note 9 in the "Notes to Condensed Consolidated Financial Statements" for further discussion), which also contributed to the improvement.

     Selling, general and administrative expenses, including goodwill amortization in fiscal 2001, increased 5% and 6% during the three and nine months ended March 31, 2002, compared to the respective periods in the prior fiscal year. This increase is primarily attributed to increases in personnel costs and depreciation expense, partially offset by the fact that no goodwill amortization was recorded in fiscal 2002. The overall increase compares favorably to the 12% and 15% growth in operating revenue for the three and nine months ended March 31, 2002, respectively.

Special Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Automatic Liquid Packaging, Inc. ("ALP"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer"). The following is a summary of the special charges for the three and nine-month periods ended March 31, 2002 and 2001.

Special Charges                                 Three Months Ended             Nine Months Ended
                                                     March 31,                     March 31,
-------------------------------------------------------------------------------------------------------
(in millions)                                2002            2001            2002             2001
-------------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Transaction costs                      $    --          $   (20.8)       $    --          $   (20.8)
  Employee-related costs                     (12.3)           (29.0)           (22.3)           (39.7)
  Net exit costs and asset impairment        (12.4)           (15.0)           (16.1)           (15.2)
  Restructuring costs                         --               --               --               (1.6)
  Other integration costs                    (14.4)            (9.7)           (29.8)           (22.5)
-------------------------------------------------------------------------------------------------------
Total merger-related costs               $   (39.1)       $   (74.5)       $   (68.2)       $   (99.8)
-------------------------------------------------------------------------------------------------------

Other Special Charges:
  Distribution center closures           $    --          $    (4.4)       $    --          $    (4.4)
  Manufacturing facility closures             --               (2.2)            --               (2.2)
  Employee-related costs                      --               (5.2)            --               (5.2)
  Litigation settlement                       --               --               --                5.0
-------------------------------------------------------------------------------------------------------
Total other special charges              $    --          $   (11.8)       $    --          $    (6.8)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total special charges                    $   (39.1)       $   (86.3)       $   (68.2)       $  (106.6)
Tax effect of special charges                 14.4             24.5             25.6             32.8
-------------------------------------------------------------------------------------------------------
Net effect of special charges            $   (24.7)       $   (61.8)       $   (42.6)       $   (73.8)
-------------------------------------------------------------------------------------------------------


Merger-Related Costs. During the prior fiscal year, the Company incurred direct transaction costs related to its merger transactions. These expenses primarily included investment banking, legal, accounting and other professional fees associated with the Bindley merger transaction. In addition, during the periods shown above, the Company incurred employee-related costs, primarily consisting of severance, non-compete agreements, and transaction/stay bonuses as a result of certain acquisitions. Exit costs relate primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with Bindley, BBMC, ALP, Allegiance and Scherer. Other integration costs include charges primarily related to integrating the operations of the above-mentioned merger transactions.

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

In addition, during the three months ended March 31, 2001, the Company recorded a special charge of $6.8 million related to the rationalization of its health and nutrition manufacturing facilities. Approximately $2.2 million related to lease exit costs. The remaining amount related to employee severance costs associated with the rationalization.

During the first quarter of fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

Summary. The net effect of the various special charges recorded during the three months ended March 31, 2002 and 2001 was to reduce net earnings by $24.7 million to $300.3 million and by $61.8 million to $192.9 million, respectively, and to reduce reported diluted earnings per Common Share by $0.05 per share to $0.66 per share and by $0.14 per share to $0.42 per share, respectively. The net effect of the various special charges recorded during the nine months ended March 31, 2002 and 2001 was to reduce net earnings before cumulative effect of change in accounting principle by $42.6 million to $830.0 million and by $73.8 million to $604.1 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting principle by $0.09 per share to $1.81 per share and by $0.16 per share to $1.33 per share, respectively.

The Company estimates that it will incur additional merger-related costs and integration expenses associated with the various mergers it has completed to date (primarily related to the Bindley merger) of approximately $ 132.2 million ($82.3 million, net of tax) in future periods (primarily fiscal 2002 and 2003) related to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

Provision for Income Taxes. The Company's provision for income taxes relative to pre-tax earnings, excluding the impact of goodwill amortization, was 33.8% and 35.9%, respectively, for the third quarters of fiscal 2002 and 2001 and 33.9% and 34.9%, respectively, for the nine-month periods ended March 31, 2002 and 2001. Fluctuations in the effective tax rate are primarily due to the impact of recording non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix. The provision for income taxes excluding the impact of merger-related charges and goodwill amortization was 34.1% and 34.3%, respectively, for the third quarters of fiscal 2002 and 2001 and 34.1% and 34.5%, respectively, for the nine month-periods ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $5.6 billion at March 31, 2002 from $4.1 billion at June 30, 2001. This increase resulted primarily from additional investments in inventories of $1.6 billion. The inventory increase reflects the Company's investment in conjunction with various vendor-margin programs. The increase also reflects the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities. Also, an increase in trade receivables of $100 million and a decrease in accounts payable of $100 million helped drive the increase in working capital. Partially offsetting the increases in current assets was an increase in other accrued liabilities of $200 million.

     Property and equipment, at cost, increased by $65.8 million from June 30, 2001. The increase was primarily the result of ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities.

     The investment in sales-type leases decreased $133.8 million during the first nine months of fiscal 2002. This decrease was primarily the result of the sale by Pyxis Funding LLC ("Pyxis Funding") of an undivided interest in a defined pool of sales-type leases to an investor at amounts approximating their fair value. Pyxis Funding obtained proceeds of approximately $150 million related to the transaction (see Note 4 in the "Notes to Condensed Consolidated Financial Statements" for further discussion).

     During the quarter ended March 31, 2002, the Company issued $300 million of 4.45% Notes due 2005, the proceeds of which were used for general corporate purposes, which included working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions, and investments. After such issuance, the Company has the capacity to issue approximately $700 million of additional equity or debt securities pursuant to the shelf registration statements filed with the Securities and Exchange Commission.

     Shareholders' equity increased to $6.2 billion at March 31, 2002 from $5.4 billion at June 30, 2001, primarily due to net earnings of $759.9 million and the investment of $112.2 million by employees of the Company through various employee stock benefit plans. These increases were partially offset by the purchase of treasury shares of $115.7 million and dividends paid of $33.7 million.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of March 31, 2002, 1.8 million Common Shares having an aggregate cost of approximately $115.7 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

SUBSEQUENT EVENT

     On April 15, 2002, the Company completed an acquisition of Magellan Laboratories, Inc., a leading full-service contract pharmaceutical development organization with facilities located in Research Triangle Park, North Carolina and San Diego, California. Magellan Laboratories will be integrated into the Company's Pharmaceutical Technologies and Services segment to expand and enhance the broad range of services currently offered.


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

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. Healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which was acquired by the Company on February 3, 1999, agreed to indemnify Baxter Healthcare Corporation ("BHC") from certain claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to the litigation assumed by Allegiance. As of March 31, 2002, there were approximately 415 lawsuits involving BHC and/or Allegiance containing allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. Because of the number of claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that it will continue to incur significant expenses related to the resolution of cases involving natural rubber latex gloves. The Company believes a substantial portion of any liability will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

ITEM 5:  OTHER INFORMATION

     The Board of Directors of the Company has appointed three new directors to the Board, bringing to 15 the total number of Cardinal Board members. David W. Raisbeck is vice chairman of Cargill Inc., an international marketer, processor and distributor of agricultural, food, financial and industrial products and services. Jean G. Spaulding is a trustee of The Duke Endowment and maintains a private practice in psychiatry for children, adolescents and adults. Matthew D. Walter is chief executive officer of Bound Tree Medical, LLC, the largest provider of medical equipment and supplies to the emergency medical market in the U.S. Mr. Walter is also founding and managing partner of Talisman Capital, a private equity partnership focused on making control-type investments in middle-market companies.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Listing of Exhibits:

  Exhibit
   Number      Exhibit Description
   ------      -------------------

    10.01 364-Day Credit Agreement dated as of March 28, 2002, among the Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America N.A., as Syndication Agent, Credit Suisse First Boston, as Documentation Agent, Duetsche Banc Alex. Brown Inc., as Documentation Agent, First Union National Bank, as Documentation Agent and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager.

    99.01     Statement Regarding Forward-Looking Information (1)

----------------

          (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(b) Reports on Form 8-K:

         On March 11, 2002, the Company filed a Current Report on Form 8-K under
Item 7 which filed as exhibits a Form of Underwriting Agreement between the Company and certain underwriters relating to the offering of 4.45% Notes due 2005 by the Company and a Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARDINAL HEALTH, INC.




Date:    May 8, 2002           By:  /s/ Robert D. Walter
                                    --------------------------------------------
                                    Robert D. Walter
                                    Chairman and Chief Executive Officer




                               By:  /s/ Richard J. Miller
                                    --------------------------------------------
                                    Richard J. Miller
                                    Executive Vice President and Chief Financial
                                    Officer