Form 10-K
period 2002-06-30
CARDINAL HEALTH INC
filed 2002-09-30
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

Yes __X__  No ____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 9, 2002 was approximately $28,197,042,547.

         The number of Registrant's Common Shares outstanding as of September 9, 2002, was as follows: Common shares, without par value: 444,638,825.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

      Important Information Regarding Forward-Looking Statements...........    3

                                     PART I

  1.  Business.............................................................    3

  2.  Properties...........................................................    9

  3.  Legal Proceedings....................................................    9

  4.  Submission of Matters to a Vote of Security Holders..................   12

                                     PART II

  5.  Market for the Registrant's Common Shares and Related
      Shareholder Matters..................................................   14

  6.  Selected Financial Data..............................................   14

  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................   17

  7a. Quantitative and Qualitative Disclosures About Market Risk...........   26

  8.  Financial Statements and Supplementary Data..........................   27

  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.................................................   65

                                    PART III

  10. Directors and Executive Officers of the Registrant...................   65

  11. Executive Compensation...............................................   65

  12. Security Ownership of Certain Beneficial Owners and Management.......   65

  13. Certain Relationships and Related Transactions.......................   65

                                     PART IV

  14. Exhibits, Financial Statement Schedules, Reports on Form 8-K and
      Controls and Procedures..............................................   66

      Signatures...........................................................   71

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 as amended. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, identify "forward looking statements," which speak only as of the date the statement was made. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks, uncertainties and other factors are described in this Form 10-K and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company conducting business through a number of separate operating subsidiaries. The Company is a leading provider of products and services to healthcare providers and manufacturers, helping them improve the efficiency and quality of healthcare. As used in this report, the terms the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2002 (the end of the Company's fiscal year).

     This description of the Company's business should be read in conjunction with the financial statements and supplementary data included in this Form 10-K.

BUSINESS SEGMENTS

     The Company has four reporting segments. They are: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services.

     PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES

     Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other healthcare products and provides pharmacy management and related consulting services to hospital, retail and alternate-site pharmacies. Cardinal Distribution, the Company's pharmaceutical distribution business, is one of the country's leading wholesale distributors of pharmaceutical and related healthcare products to independent and chain drugstores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the continental United States. As a full-service wholesale distributor, Cardinal Distribution complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving their sales volumes. These support services include: online procurement, fulfillment and information provided through cardinal.com; computerized order entry and order confirmation systems; generic sourcing programs; product movement and management reports; consultation on store operations and merchandising; and customer training. The Company's proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs, and monitor their purchases.

     The Company also operates several specialty healthcare distribution businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates, through its subsidiary National PharmPak Services, Inc. ("NPPS"), a pharmaceutical repackaging and distribution program for both independent and chain drugstore customers. In addition, the Company, through National Specialty Services, Inc. ("NSS"), serves as a distributor of oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs. The Company also operates, through CORD Logistics, Inc. ("CORD"), a third party logistics company that distributes and tracks products for pharmaceutical and biotechnology manufacturers.

     Also within this segment, the Company, through Cardinal Health Provider Pharmacy Services, Inc. ("CHPPS"), provides services that enhance performance in hospital pharmacies through integrated pharmacy management, consulting, temporary staffing and related services. In addition, the Company operates Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of apothecary-style retail pharmacies. The Company, through Central Pharmacy Services, Inc. ("Central Pharmacy"), operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics.

     MEDICAL-SURGICAL PRODUCTS AND SERVICES

     Through its Medical-Surgical Products and Services segment, the Company provides medical products and services and cost-saving services to hospitals and other healthcare providers. The Company's Allegiance Corporation ("Allegiance") subsidiary offers a broad range of medical and laboratory products, representing approximately 2,200 suppliers in addition to its own line of surgical and respiratory therapy products to hospitals and other healthcare providers. It also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, medical and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, instrument reprocessing products, special procedure products and other products. Allegiance assists its customers in reducing costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com, supply-chain management, instrument repair and other professional consulting services.

     PHARMACEUTICAL TECHNOLOGIES AND SERVICES

     Through its Pharmaceutical Technologies and Services segment, the Company provides a broad range of technologies and services to the pharmaceutical, biotechnology and consumer health industry. This segment's Oral Technologies group provides proprietary drug delivery technologies, including softgel capsules, controlled release forms, and Zydis(R) fast dissolving wafers, and manufacturing for nearly all traditional oral dose forms. This segment's Sterile Technologies group provides advanced aseptic blow-fill-seal technology, drug lyophilization and advanced sterile delivery technologies, and manufacturing for nearly all traditional sterile dose forms. This segment's Packaging Services group provides pharmaceutical packaging services, including clinical and commercial packaging, folding cartons and inserts and labels, with proprietary expertise in child-resistant and unit dose/compliance package design. This segment's Pharmaceutical Development group provides drug discovery, development, and analytical science expertise, and supplies clinical manufacturing and packaging. Finally, this segment's Sales and Marketing Services group provides medical education, marketing and contract sales services to accelerate product launches, along with other services to maximize the sales of approved products.

     AUTOMATION AND INFORMATION SERVICES

     The Company, through its Automation and Information Services segment, operates businesses focusing on meeting customer needs through unique and proprietary automation and information products and services. This segment includes Pyxis Corporation ("Pyxis"), which develops, manufactures, leases, sells and services bedside clinical and patient entertainment systems as well as point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other healthcare facilities and Vistant Corporation ("Vistant"), which markets point-of-use supply systems in the non-healthcare market. This segment also provides information systems that analyze clinical outcomes and clinical pharmaceutical utilization information.

ACQUISITIONS(1)

     Over the last five years, the Company has completed the following business combinations. On February 18, 1998, the Company completed a merger transaction with MediQual Systems, Inc. ("MediQual"), a Westborough, Massachusetts-based supplier of clinical information management systems and services to the healthcare industry. The Company issued approximately 1.3 million common shares, without par value ("Common Shares"), to MediQual shareholders and MediQual's outstanding stock options were converted into options to purchase a total of approximately 0.1 million Common Shares of the Company. On August 7, 1998, the Company completed a merger transaction with R.P. Scherer Corporation ("Scherer"), a New Jersey-based international developer and manufacturer of drug delivery systems. The Company issued approximately 51.3 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase a total of approximately 5.3 million Common Shares. On February 3, 1999, the Company completed a merger transaction with Allegiance, a McGaw Park, Illinois-based distributor and manufacturer of medical, surgical and laboratory products and a provider of cost-saving services. The Company issued approximately 106.1 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase a total of approximately 15.5 million Common Shares. On September 10, 1999 the Company completed a merger transaction with Automatic Liquid Packaging, Inc. ("ALP"), a Woodstock, Illinois-based custom manufacturer of sterile liquid pharmaceuticals and other healthcare products. The Company issued approximately
8.7 million Common Shares to ALP stockholders. On August 16, 2000, the Company completed the purchase of Bergen Brunswig Medical

--------
(1) All share references in this paragraph are adjusted to reflect all stock splits and stock dividends since the time of the applicable acquisitions.

Corporation ("BBMC") for approximately $181 million. BBMC distributes medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care. On February 14, 2001, the Company completed a merger transaction with Bindley Western Industries, Inc. ("Bindley"), an Indianapolis, Indiana-based wholesale distributor of pharmaceuticals and provider of nuclear pharmacy services. The Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase a total of approximately 5.1 million Common Shares. On April 15, 2002, the Company completed a merger transaction with Magellan Laboratories Incorporated ("Magellan"), a Research Triangle Park, North Carolina-based pharmaceutical contract development organization that provides a wide range of analytical and development services to pharmaceutical and biotechnological industries. The aggregate consideration for the transaction was approximately $221 million before consideration of any tax benefits associated with the transaction. On June 26, 2002, the Company completed the acquisition of Boron, LePore & Associates, Inc. ("BLP"), a Wayne, New Jersey-based full-service provider of strategic medical education solutions to the healthcare industry. The Company paid approximately $189 million and converted BLP's outstanding stock options into options to purchase a total of approximately 1.0 million Common Shares. On June 14, 2002, the Company announced it had entered into a definitive agreement to acquire Syncor International Corporation ("Syncor"), a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. The acquisition of Syncor is a stock-for-stock merger transaction and is expected to be completed by the end of 2002 subject to customary conditions, including Syncor stockholder approval. At the completion of the acquisition, each Syncor share will be converted to 0.52 of a Common Share. Based on the closing sale price of a Common Share as of September 27, 2002, the value of the Common Shares to be received by all of the Syncor stockholders in connection with the merger is approximately $900 million. The Company has also completed a number of smaller acquisition transactions (asset purchases, stock purchases and mergers) during the last five years, including transactions involving Pacific Surgical Innovations, Inc. ("PSI"); Rexam Cartons Inc.; International Processing Corporation; Med Surg Industries, Inc; American Threshold Industries, Inc., and SP Pharmaceuticals, L.L.C. ("SP Pharmaceuticals").

     The Company regularly evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its healthcare operations and services across all reporting industry segments. For additional information concerning the transactions described above, see Notes 1 and 2 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

     The Company's largest retail distribution customer in its Pharmaceutical Distribution and Provider Services segment, CVS Meridian, Inc. ("CVS"), accounted for approximately 13% of the Company's operating revenues (by dollar volume) for fiscal year 2002. This segment could be adversely affected if the business of this customer were lost. The two largest retail bulk distribution customers in the Pharmaceutical Distribution and Provider Services segment are CVS and Walgreens Co. ("Walgreens"), accounting for approximately 60% and 20%, respectively, of all bulk deliveries. Due to the lack of margin generated through bulk deliveries, fluctuations in their purchases would have no significant impact on the segment's earnings. Novation, LLC ("Novation") and Premier Purchasing Partners, L.P ("Premier") are the two largest group purchasing organizations (each, a "GPO") having business arrangements with the Company that account for approximately 11% and 9%, respectively, of the Company's operating revenues (by dollar volume) in fiscal 2002 through the Company's Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. Each of these two segments could be adversely affected if the business arrangements with either GPO customer were lost, although the loss of the business arrangement with either GPO would not mean the loss of sales from all members of the GPO.

     The Company obtains its products from many different suppliers, the largest of which, Pfizer, Inc., accounted for approximately 8% (by dollar volume) of the Company's total revenue in fiscal 2002. The Company's five largest suppliers combined accounted for approximately 31% (by dollar volume) of the Company's total revenue during fiscal 2002 and the Company's relationships with its suppliers are generally very good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable.

     Cardinal Distribution generates operating margin in many ways from its vendors, including inventory investment buying opportunities, rebates, vendor program arrangements, agreements, and offerings. In the future, vendors may not continue to offer such programs in the same form or at the current levels.

     While certain of the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

     The markets in which the Company operates are highly competitive. In the pharmaceutical wholesale distribution business, the Company competes directly with numerous other national and regional wholesale distributors, direct selling manufacturers, self-warehousing chains, and specialty distributors on the basis of a value proposition that includes breadth of product lines, marketing programs, support services and pricing. The Company's pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. With respect to pharmacy franchising operations, several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon benefits offered to both the pharmacist and the customer, access to third party programs, the reputation of the franchise and pricing. Medicine Shoppe also needs to be competitive with a pharmacist's ongoing option to remain self-employed at his or her current position rather than becoming a franchisee. Through Central Pharmacy, the Company competes with other nuclear pharmacy service companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Such competitors include national and regional operators of radiopharmacies, numerous independent radiopharmacies, and manufacturers and universities that have established their own radiopharmacies. With its CHPPS subsidiary, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of services offered, its established base of business, the effective use of information systems, the development of clinical programs, the quality of the services it provides to its customers and price. The Company's Allegiance subsidiary faces substantial competition in all of its product and service markets, with competition focusing primarily on product performance, service levels and price.

     In the Pharmaceutical Technologies and Services segment, the Company competes on several fronts: the Oral Technologies group competes with a growing number of new drug delivery technologies and continued refinement to existing delivery technologies; the Sterile Technologies group competes with other companies that provide sterile manufacturing in glass or plastic, liquid or lyophilization; the Pharmaceutical Development group competes with other companies that provide contract laboratory services, analytical and development for specialty delivery techniques; the Packaging Services group competes with companies that provide packaging services and clinical and analytical packaging services; and the Sales and Marketing group competes with other companies, as well as pharmaceutical companies, that provide medical education, marketing/product launch services, and contract sales services. All of the foregoing groups compete on quality, responsiveness, proprietary offerings, customer service, and price.

     As a marketer of automated pharmaceutical dispensing and supply systems through Pyxis, the Company competes based upon quality, its installed base of systems, relationships with customers, customer service and support capabilities, patents and other intellectual property, its ability to interface with customer information systems and price. Actual and potential competitors to the Pyxis system include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers.

EMPLOYEES

     As of September 9, 2002, the Company had approximately 50,000 employees in the U.S. and abroad, of which approximately 1,500 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be generally very good.

INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights to its services and products. These proprietary rights are important to the Company's ongoing operations.

     The Company has applied in the United States and certain foreign countries for registration of a number of trademarks and service marks, some of which have been registered, and also holds common law rights in various trademarks and service marks. It is possible that in some cases the Company may be unable to obtain the registrations for trademarks and service marks for which it has applied.

     The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medication packaging, medical devices, processes, products, formulations, drug delivery systems and sterile manufacturing. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. Although the Company believes that its patents do not infringe upon the proprietary rights of third parties, from time to time, third parties have asserted infringement claims against the Company and it is possible that third parties will assert infringement claims against the Company in the future. In addition, it may become necessary for the Company to pursue litigation to protect trade secrets and other proprietary rights, to enforce patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others.

     The Company also owns certain software, including software used for pharmaceutical purchasing and inventory control, which is copyrighted and subject to the protection of applicable copyright laws.

     The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its business. No assurances can be given that any intellectual property rights of the Company will provide meaningful protection against competitive products or otherwise be commercially valuable or that the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users.

REGULATORY MATTERS

     The Company's subsidiaries that: distribute prescription pharmaceuticals (including certain controlled substances) and/or medical devices; manage or own pharmacy operations; engage in or operate retail pharmacies or nuclear pharmacies; purchase pharmaceuticals; manage pharmaceuticals; engage in logistics and/or manufacture drug delivery systems or surgical and respiratory care products; package pharmaceutical products and devices; provide analytical development services; or, develop, create, present or distribute accredited and unaccredited educational or promotional programs or materials, may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA"), the United States Nuclear Regulatory Commission (the "NRC") and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution and sale. In addition, certain of the Company's subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Laws regulating the manufacture and distribution of products also exist in most other countries where certain of the Company's subsidiaries conduct business. In addition, the Company's packaging and manufacturing subsidiary operations in the United Kingdom, France, Italy and Germany are subject to local certification requirements, including compliance with good manufacturing practices adopted by the European Community. The Company's Pyxis subsidiary is not currently required to register or submit pre-market notifications to the FDA for its automated pharmaceutical dispensing systems. There can be no assurance, however, that FDA policy in this regard will not change.

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

     Central Pharmacy and its related entities operate nuclear pharmacies in a regulated industry which requires licenses or permits from the NRC, the radiologic health agency and/or department of health of each state in which it operates, and the applicable state board of pharmacy.

     Certain of the Company's subsidiaries are subject to federal and state healthcare fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company's subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relative to government contractors.

     Services and products provided by certain of the Company's subsidiaries include access to healthcare information gathered and assessed for the benefit of healthcare clients. Greater scrutiny on a federal and state level is being placed on how patient identifiable healthcare information should be handled and in identifying the appropriate parties and means to do so. Future changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its accompanying federal regulations, such as those pertaining to privacy, may affect how some of these information services or products are provided. In addition, certain of the Company's operations, depending upon their location, may be subject to additional state or foreign regulations affecting how information services or products are provided. Failure to comply with HIPAA and other such laws may subject the Company to civil and/or criminal penalties, which could be significant. The costs associated with complying with HIPAA, its accompanying federal regulations, and similar state and foreign regulations could be significant and the failure to comply with all such legal requirements could have a significant impact on the Company's results of operations and financial condition.

     The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices, and the use, transportation and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its subsidiaries. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information.

WORKING CAPITAL

     The Company maintains a high level of inventory in order to be able to take advantage of price changes and to be able to satisfy daily delivery requirements, but is not generally required by its customers to maintain particular inventory levels. Certain supply contracts with U.S. Government entities require the Company to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels. The Company generally permits customers to return products only where the products can be resold at full value or returned to vendors for credit. The Company is not aware of any material differences between its inventory policies and those of other industry participants. The Company's practice is to offer market payment terms to its customers. The Company is not aware of any material differences between its practice and those of other industry participants.

RESEARCH AND DEVELOPMENT

     For information on Company-sponsored research and development costs in the last three fiscal years, see Note 1 of "Notes to Consolidated Financial Statements."

REVENUE AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA

     For information on revenue and long-lived assets by geographic area, see
Note 16 of "Notes to Consolidated Financial Statements."

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

CHANGING UNITED STATES HEALTHCARE ENVIRONMENT MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs. These efforts include, but are not limited to, potential national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of competitors, suppliers and customers, and the development of large, sophisticated purchasing groups. This industry is expected to continue to undergo significant changes for the foreseeable future. Other factors related to the healthcare industry that could negatively impact the Company's results of operations include, but are not limited to:

- changes in governmental support of, and reimbursement for, healthcare services;

-        changes in the method by which healthcare services are delivered;

-        changes in the prices for healthcare services;

- other legislation or regulations governing healthcare services or mandated benefits; and

- changes in pharmaceutical and medical-surgical manufacturers' pricing or distribution policies.

ADDITIONAL REGULATORY RISKS MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. The healthcare industry is highly regulated. Consequently, the Company is subject to the risk of changes in various local, state, federal and foreign laws, which include the operating and security standards of the United States Drug Enforcement Administration, the FDA, various state boards of pharmacy and comparable agencies. If changes were to occur, they could affect many of the Company's regulated operations, which include distributing prescription pharmaceuticals (including certain controlled substances), operating pharmacy operations (including nuclear pharmacies), manufacturing medical/surgical products, manufacturing pharmaceuticals using proprietary drug delivery systems, and packaging pharmaceuticals. Also, the healthcare regulatory environment may change in a manner that could restrict the Company's existing operations, limit the expansion of the Company's business or otherwise affect the Company adversely.

RISKS GENERALLY ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND INTERNAL GROWTH MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. An important element of the Company's growth strategy has been and is expected to continue to be the pursuit of acquisitions of other businesses which either expand or complement the Company's existing businesses. Over the past several years, the Company has expanded beyond its core pharmaceutical distribution business into areas such as medical-surgical manufacturing and distribution and drug delivery systems. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining the employees of the Company or the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, challenges in retaining customers of the acquired company or of the Company following the acquisition, and potential adverse short term effects on operating results through increased costs or otherwise. While the Company has not experienced any material integration problems in recent years, the possibility of integration issues increases when the Company ventures outside its normal core businesses. In addition, the Company may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of current and future shareholders of the Company. In addition to the risks associated with acquisition related growth, the Company's business has grown in size and complexity over the past few years as a result of internal growth. This has placed significant demands on the Company's management, systems, internal controls, and financial and physical resources. To meet such demands, the Company intends to continue to hire new employees, invest in new technology, and make other capital expenditures. If the Company is unable to successfully and timely complete and integrate strategic acquisitions or fails to efficiently manage operations in a way that accommodates continued internal growth, the Company's business, financial conditions, and results of operations could be adversely impacted.

ITEM 2: PROPERTIES

     In the United States, the Company has 26 principal pharmaceutical distribution facilities and three specialty distribution facilities utilized by the Pharmaceutical Distribution and Provider Services segment. The Company also has 15 Packaging Services packaging and printed components facilities (three of which are located in Puerto Rico), 16 Oral Technologies manufacturing facilities, three Pharmaceutical Development facilities, and four Sterile Technologies manufacturing facilities (one of which is located in Puerto Rico) each of which is utilized in its Pharmaceutical Technologies and Services segment. In addition, the Company has one Pyxis assembly operation in its Automation and Information Services segment. The Company also has 55 medical-surgical distribution facilities and 15 medical-surgical manufacturing facilities (one of which is located in Puerto Rico) utilized by the Medical-Surgical Products and Services segment. The Company's domestic facilities are located in a total of 43 states and Puerto Rico.

     Internationally, the Company owns, leases or operates through its Pharmaceutical Technologies and Services segment, 11 Oral Technologies manufacturing facilities which are located in the United Kingdom, France, Germany, Italy, Australia, Japan, Argentina, Brazil and Canada. Within this segment, the Company also has four Packaging Services facilities which are located in the United Kingdom and Germany. The Company owns, leases or operates through its Medical-Surgical Products and Services segment 12 medical-surgical distribution facilities located in Canada, and 16 medical-surgical manufacturing facilities located in the Netherlands, Malaysia, Thailand, Malta, Mexico, the Dominican Republic and France. The Company's international facilities are located in a total of 18 countries.

     The Company owns 91 of the domestic and international facilities described above, and the balance are leased. The Company's principal executive offices are located in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

     The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements, and consolidations as it continues to seek opportunities to expand its role as a provider of services to the healthcare industry.

     For certain financial information regarding the Company's facilities, see Notes 8 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3: LEGAL PROCEEDINGS

     In addition to the legal proceedings disclosed below, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.

Latex Litigation

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and will defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

     As of June 30, 2002, there were approximately 380 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately eight hundred cases. As of June 30, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

     On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is scheduled for trial in the United States District Court for the District of Columbia (where it was transferred) in March 2003. Scherer has entered into settlement agreements with certain defendants. To date, Scherer has received settlement payments of approximately $35.3 million, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to Scherer. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

Environmental Claims

Pennsauken Environmental Claim

     In 1985, PCI Services, Inc. ("PCI"), purchased Burgess & Why Folding Carton Company ("Burgess"), located in Pennsauken, New Jersey. The Company acquired PCI in 1996. In 1993, the New Jersey Department of Environmental Protection Agency ("NJ DEP") sued various waste transporters and other parties, in New Jersey State court, alleging contamination of the Pennsauken landfill. One of the waste haulers sued by the NJ DEP was Quick Way, Inc. ("Quick Way"), a waste hauling company used by Burgess from 1970 to 1982. Quick Way, in turn, joined several companies that it serviced, including Burgess. There are approximately 600 parties in the litigation. PCI reasonably believes its exposure, if any, would be no greater than $100,000. The Company reasonably believes that the impact of this claim upon PCI, if any, will be immaterial to the Company's financial position, liquidity and results of operation.

Environmental Claims Relating to Allegiance

     On September 30, 1996, Baxter and its subsidiaries transferred to Allegiance and its subsidiaries the Allegiance Business in connection with the Baxter-Allegiance Spin-Off. As a result of the Baxter-Allegiance Spin-Off, Allegiance agreed to defend and indemnify Baxter from the following environmental claims.

San Gabriel Environmental Claim

     Allegiance, through Baxter and its predecessors-in-interest, owned a facility located in Irwindale, California (the "Irwindale Property"), from approximately 1961 to approximately 1999, where, among other things, plastics were manufactured, a chemical laboratory was operated, and certain research and development activity was carried out. San Gabriel is a Superfund site in the Los Angeles area that concerns ground water contamination of a local drinking water aquifer. The U.S. Environmental Protection Agency (the "U.S. EPA") is the lead government agency in charge of the San Gabriel Valley Groundwater Basin Superfund Sites, Areas 1-4, Baldwin Park Operable Unit (the "BPOU"). According to the U.S. EPA, the groundwater within the BPOU is contaminated. The Irwindale Property is located approximately one-mile away from the BPOU plume. The U.S. EPA named Allegiance as a potentially responsible party ("PRP") for the groundwater contamination in the BPOU, along with a number of other PRPs. In June 2000, the U.S. EPA issued a unilateral administrative order ("UAO") against a number of companies, including Allegiance. The UAO requires, among other things, the design and implementation of the interim groundwater remedy selected by U.S. EPA. This interim remedy generally requires pumping contaminated groundwater from the aquifer and treating it in accordance with federal and state government standards in order to remove or reduce contaminants of concern and to stop the further migration of contaminants. Allegiance has maintained that the Irwindale Property did not contribute to the alleged ground water contamination. The levels of contaminants detected on the Irwindale Property are well below any state or federal standard requiring remediation or monitoring. The U.S. EPA is engaged in settlement discussions with Allegiance, and has not sued Allegiance in connection with the UAO or the BPOU. Previously, the U.S. EPA made a cash buy-out demand to Allegiance of $600,000. Allegiance responded with questions as to the calculations and data utilized by the U.S. EPA to reach the $600,000 amount. By using the U.S. EPA's own equation and Allegiance's reasonable understanding of the facts, Allegiance reasonably believes that its potential liability would be less than the cash buy out demand amount. Allegiance has recorded environmental accruals, based upon the information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operation.

A-1 Plainwell and A-1 Sunrise Environmental Claims

     The Michigan Department of Environmental Quality brought suit against Baxter as a PRP along with a number of other PRPs, in 1994, in the Circuit Court of the State of Michigan for Ingham County, alleging contamination of the A-1 disposal site in Plainwell, Michigan ("A-1 Plainwell"). Among the contaminants at the site were solvent wastes generated by Burdick & Jackson of Muskegon, Michigan. Baxter became a PRP through its acquisition of Burdick & Jackson in 1986. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. The principal relief sought was for the PRPs to clean up the site to applicable standards and to reimburse the government for its oversight and other costs at the site. In a related action, Allegiance, through its association with Baxter, and Burdick & Jackson, was named a PRP to reimburse the State of Michigan for reimbursement costs associated with the construction of a landfill cap and continued operation, maintenance and monitoring of the A-1 Sunrise site in Michigan ("A-1 Sunrise"). Allegiance has paid approximately $95,000 for past remediation costs at the A-1 Plainwell site and approximately $175,000 at the A-1 Sunrise site. Remediation of the A-1 Plainwell site is substantially complete, subject to minimal operation, maintenance, and monitoring of the site. Allegiance's share of future remediation at the A-1 Sunrise site is approximately 1.8%. Allegiance has recorded environmental accruals, based upon the information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of these claims upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operation.

Thermochem Environmental Claim

     Baxter acquired Burdick & Jackson of Muskegon, Michigan, in 1986. As a result of this acquisition, Baxter was identified, by the U.S. EPA, as a PRP for clean up costs related to the Thermochem waste processing site in Muskegon, Michigan. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. Based upon the information available, Allegiance reasonably believes the total clean-up cost of this site to be between approximately $16 million and $23 million. A well-funded PRP group, of which Baxter is a member, has spent approximately $10 million in clean-up costs. Allegiance reasonably believes that current available funding of the PRP, along with Allegiance's additional recorded environmental accruals, are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal quarter ended June 30, 2002.


                        EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the executive officers of the Company (information provided as of September 9, 2002):

      NAME             AGE                        POSITION
      ----             ---                        --------
Robert D. Walter       57      Chairman and Chief Executive Officer

George L. Fotiades     48      Executive Vice President; President and
                               Chief Operating Officer -
                               Pharmaceutical Technologies and Services

James F. Millar        54      Executive Vice President; President and
                               Chief Operating Officer -
                               Pharmaceutical Distribution and Medical Products

Stephen S. Thomas      47      Executive Vice President; Group President -
                               Automation and Information Services

Ronald K. Labrum       46      Executive Vice President; Group President -
                               Medical-Surgical Products and Services

Gordon A. Troup        46      Executive Vice President; Group President -
                               Pharmaceutical Distribution

Brendan A. Ford        44      Executive Vice President - Corporate Development

Richard J. Miller      45      Executive Vice President, Chief Financial Officer and
                               Principal Accounting Officer

Anthony J. Rucci       51      Executive Vice President and Chief Administrative
                               Officer

Carole S. Watkins      42      Executive Vice President - Human Resources


Kathy Brittain White   53      Executive Vice President and Chief Information Officer


Paul S. Williams       42      Executive Vice President, Chief Legal Officer and
                               Secretary

     Unless indicated to the contrary, the business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years but exclude other positions held with subsidiaries of the Company.

     ROBERT D. WALTER has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979. Mr. Walter also serves as a director of Viacom Inc. and American Express Company.

     GEORGE L. FOTIADES Executive Vice President, President and Chief Operating Officer -- Pharmaceutical Technologies and Services of the Company since November 2000; Executive Vice President and Group President -- R.P. Scherer Corporation, August 1998 to October 2000 and President of R.P. Scherer Corporation, January 1998 to August 1998; Group President, Americas and Asia Pacific, of R.P. Scherer Corporation, June 1996 to January 1998. Mr. Fotiades serves as a director of Prologis.

     JAMES F. MILLAR Executive Vice President, President and Chief Operating Officer -- Pharmaceutical Distribution and Medical Products since November 2000; Executive Vice President and Group President -- Pharmaceutical Distribution and Provider Services, February 2000 to November 2000; Executive Vice President and Group President of the Company's distribution business, June 1996 to February 2000. Mr. Millar serves as a director of Wendy's International.

     STEPHEN S. THOMAS Executive Vice President and Group President -- Automation and Information Services since September 2000; Executive Vice President and Group President -- Pharmacy Automation, Information Systems and International Operations of the Company, July 1999 to September 2000; Executive Vice President and President of Pyxis, October 1997 to July 1999. Mr. Thomas serves as a director of Visual Med Clinical Systems, Inc.

     RONALD K. LABRUM Executive Vice President and Group President -- Medical-Surgical Products and Services since November 2000; President, Manufacturing and Distribution of Allegiance, October 2000 to November 2000; Corporate Vice President, Regional Companies/Health Systems of Allegiance, January 1997 to October 2000.

     GORDON A. TROUP Executive Vice President and Group President -- Pharmaceutical Distribution since July 2001; President, Cardinal Distribution, September 1999 to July 2001; Executive Vice President, Operations -- Distribution, September 1999 to February 2000; various positions of increasing responsibility within the Company's pharmaceutical distribution business, January 1996 to September 1999.

     BRENDAN A. FORD Executive Vice President -- Corporate Development of the Company since November 1999; Senior Vice President -- Corporate Development, February 1996 to November 1999.

     RICHARD J. MILLER Executive Vice President of the Company since November 1999; Chief Financial Officer since March 1999; Acting Chief Financial Officer, August 1998 to March 1999; Corporate Vice President, April 1999 to November 1999; Vice President and Controller, August 1995 to March 1999.

     ANTHONY J. RUCCI Executive Vice President and Chief Administrative Officer of the Company since January 2000; Executive Vice President -- Human Resources of Cardinal, November 1999 to January 2000; Dean of the University of Illinois at Chicago's College of Business Administration, 1998 to November 1999; Executive Vice President for Administration of Sears, Roebuck and Co., 1993 to 1998.

     CAROLE S. WATKINS Executive Vice President -- Human Resources of the Company since August 2000; Senior Vice President, Human Resources -- Pharmaceutical Distribution and Provider Services, February 2000 to August 2000; Vice President -- Human Resources -- Cardinal Distribution, November 1996 to February 2000.

     KATHY BRITTAIN WHITE Executive Vice President and Chief Information Officer of the Company since February 1999; Executive Vice President and Chief Information Officer of Allegiance Corporation, 1996 until Allegiance was acquired by the Company in February 1999. Ms. White serves as a director of Certegy and Mattel, Inc.

     PAUL S. WILLIAMS Executive Vice President, Chief Legal Officer and Secretary of the Company since April 2001; Senior Vice President, Deputy General Counsel and Assistant Secretary, January 2001 to March 2001; Vice President, Deputy General Counsel and Assistant Secretary, July 1999 to January 2001; Vice President, Assistant General Counsel and Assistant Secretary, June 1998 to July 1999; Assistant General Counsel, June 1995 to June 1998.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low last sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared thereon for the fiscal years ended June 30, 2002 and 2001. The information in the table has been adjusted to reflect retroactively all prior stock splits.

                                      HIGH       LOW     DIVIDENDS
                                      ----       ---     ---------
     Fiscal 2001:
     Quarter Ended
       September 30, 2000             $63.38    $45.27     $0.020
       December 31, 2000               69.25     59.04      0.020
       March 31, 2001                  68.35     58.67      0.020
       June 30, 2001                   77.00     61.78      0.025

     Fiscal 2002:
     Quarter Ended
       September 30, 2001             $75.30    $67.28    $ 0.025
       December 31, 2001               76.60     61.50      0.025
       March 31, 2002                  70.89     60.80      0.025
       June 30, 2002                   73.00     61.41      0.025

     Through September 9, 2002        $68.19    $49.08    $ 0.025

     As of September 9, 2002, there were approximately 21,000 shareholders of record of the Common Shares.

     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

     The Company maintains several stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant. Certain plans are subject to shareholder approval while other plans have been authorized solely by the Board of Directors. The following table summarizes information relating to the Plans at June 30, 2002:

                                       Outstanding
                            ---------------------------------
                                                  Weighted      Shares Available
                                                  Average          for Future
                               Options         Exercise Price       Issuance
                            (in millions)        per Share       (in millions)
--------------------------------------------------------------------------------
Plans approved by
   shareholders                 13.5               $44.15             20.9
Plans not approved by
   shareholders                 14.3               $55.86             23.2
Plans acquired through
   acquisition                   9.3               $24.15                -
--------------------------------------------------------------------------------
Balance at June 30, 2002        37.1               $43.64             44.1
================================================================================

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company were prepared giving retroactive effect to the business combinations with MediQual on February 18, 1998; Scherer on August 7, 1998; Allegiance on February 3, 1999; PSI on May 21, 1999; ALP on September 10, 1999, and Bindley on February 14, 2001, all of which were accounted for as pooling-of-interests transactions. Additional disclosure related to the ALP and Bindley transactions is included in
Note 2 of "Notes to Consolidated Financial Statements." The consolidated financial data includes all purchase transactions as of the date of acquisition that occurred during these periods.

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

     For the fiscal year ended June 30, 1999, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 1999 with Bindley's financial results for the fiscal year ended December 31, 1998. For the fiscal year ended June 30, 2000, the information presented is derived from the consolidated financial statements which combine Cardinal's financial results for the fiscal year ended June 30, 2000 with Bindley's financial results for the fiscal year ended December 31, 1999.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              At or For the Fiscal Year Ended
                                                                       June 30, (1)
                                            --------------------------------------------------------------
                                              2002          2001         2000        1999(2)     1998(2)
                                            --------------------------------------------------------------
EARNINGS DATA:
Operating revenue                           $44,394.3    $38,660.1    $30,257.8    $25,682.5    $20,844.8
Bulk deliveries to customer warehouses        6,741.4      9,287.5      8,092.1      7,050.4      7,541.1
                                            --------------------------------------------------------------
Total revenue                               $51,135.7    $47,947.6    $38,349.9    $32,732.9    $28,385.9

Earnings before cumulative effect
  of change in accounting                   $ 1,126.3    $   857.4    $   717.8    $   499.3    $   474.3
Cumulative effect of change
 in accounting (5)                               70.1           --           --           --           --
                                            --------------------------------------------------------------
Net earnings                                $ 1,056.2    $   857.4    $   717.8    $   499.3    $   474.3

Basic earnings per Common Share (3)
  Before cumulative effect of change
     in accounting                          $    2.50    $    1.93    $    1.64    $    1.14    $    1.10
  Cumulative effect of change
     in accounting (5)                          (0.16)          --           --           --           --
                                            --------------------------------------------------------------
Net basic earnings per Common Share         $    2.34    $    1.93    $    1.64    $    1.14    $    1.10

Diluted earnings per Common Share (3)
  Before cumulative effect of change
     in accounting                          $    2.45    $    1.88    $    1.60    $    1.12    $    1.07
  Cumulative effect of change
     in accounting (5)                          (0.15)          --           --           --           --
                                            --------------------------------------------------------------
Net diluted earnings per Common Share       $    2.30    $    1.88    $    1.60    $    1.12    $    1.07

Cash dividends declared
  per Common Share (3)(4)                   $   0.100    $   0.085    $   0.070    $   0.067    $   0.049

BALANCE SHEET DATA:
Total assets                                $16,438.0    $14,642.4    $12,024.1    $ 9,682.7    $ 8,876.8
Long-term obligations,
  less current portion                      $ 2,207.0    $ 1,871.0    $ 1,524.5    $ 1,224.5    $ 1,362.2
Shareholders' equity                        $ 6,393.0    $ 5,437.1    $ 4,400.4    $ 3,894.6    $ 3,389.9

(1) Amounts reflect business combinations and the impact of merger-related costs and other special charges in all periods presented. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special charges affecting fiscal 2002, 2001, and 2000. Fiscal 1999 amounts reflect the impact of merger-related charges and other special charges of $165.4 million ($122.3 million, net of tax). Fiscal 1998 amounts reflect the impact of merger-related charges of $57.8 million ($19.5 million, net of tax).

(2) In April 1998, ALP had elected S-Corporation status for income tax purposes. As a result of the merger, ALP terminated its S-Corporation election. Amounts above do not reflect the impact of pro forma adjustments related to ALP taxes, as if ALP had been subject to federal income taxes during the periods presented. For the fiscal years ended June 30, 1999 and 1998, the pro forma adjustment for ALP taxes would have reduced net earnings by $9.3 million and $4.6 million, respectively. The pro forma adjustment would have decreased diluted earnings per Common Share by $0.02 to $1.10 for fiscal 1999 and by $0.01 to $1.06 for fiscal 1998.

(3) Net basic earnings, net diluted earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2002.

(4) Cash dividends per Common Share exclude dividends paid by all entities with which the Company has merged.

(5) In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. For more information regarding the change in accounting see Note 14 of "Notes to Consolidated Financial Statements."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis has been prepared giving retroactive effect to the pooling-of-interests business combinations with ALP on September 10, 1999 and Bindley on February 14, 2001.

     The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Portions of this management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected, anticipated or implied. The most significant of such risks, uncertainties and other factors are discussed in Item 1 of this Form 10-K under the heading "Risk Factors That May Affect Future Results" and are described in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

      The Company operates within four operating business segments:
Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. See Note 16 of "Notes to Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

OPERATING REVENUE

                                                                                Percent of Total
                                                          Growth (1)           Operating Revenues

Years ended June 30                                    2002      2001      2002     2001       2000
----------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services       17%       31%       82%       81%       79%
Medical-Surgical Products and Services                   6%       19%       14%       15%       16%
Pharmaceutical Technologies and Services                11%        9%        3%        3%        4%
Automation and Information Services                     19%       17%        1%        1%        1%

Total Company                                           15%       28%      100%      100%      100%
----------------------------------------------------------------------------------------------------

     (1) Growth is calculated as the change (increase or decrease) in the operating revenue for a given year as a percentage of the operating revenue in the immediately preceding year.

     Total operating revenue increased 15% during fiscal 2002 as compared to fiscal 2001. This increase is a result of a higher sales volume across various customer segments; strong sales of self-manufactured products; pharmaceutical price increases averaging approximately 5%; addition of new products; and the addition of new customers, some of which was a result of new corporate agreements with healthcare providers.

     Total operating revenue increased 28% during fiscal 2001 as compared to fiscal 2000. The increase in operating revenue resulted from a higher sales volume to existing customers; pharmaceutical price increases averaging approximately 4%; acquisitions; and addition of new customers, some of which was a result of cross-selling opportunities among the various businesses. For further discussion of acquisitions, see Note 2 of "Notes to Consolidated Financial Statements."

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth in fiscal 2002 is a result of strong sales to all customer segments, especially retail pharmacy and grocery chains and alternate site customers, each of which yielded 20% growth, as well as strong growth in mail order and government customers. A portion of the fiscal 2002 growth is attributable to pharmaceutical price increases and the addition of new contracts. The increase in this segment's operating revenue in fiscal 2001 resulted from strong sales to all customer segments, especially chain pharmacies, which provided 44% growth; an increase in sales volume to existing customers; pharmaceutical price increases; and the addition of new contracts.

     The Medical-Surgical Products and Services segment's operating revenue growth in fiscal 2002 is a result of strong sales of self-manufactured products, particularly sales of surgical instruments and custom kits for surgical procedures, as well as price increases and increases in sales of distributed products. Several new long-term contracts were signed within the segment's distribution business. The increase in this segment's operating revenue in fiscal 2001 primarily reflected an increase in sales of distributed products. The Company acquired Bergen Brunswig Medical Corporation ("BBMC") in the first quarter of fiscal 2001 and accounted for the acquisition as a purchase transaction. As this transaction was accounted for under the purchase method of accounting, prior year revenues for this segment do not include BBMC revenues prior to acquisition. Excluding BBMC revenues in 2001, the total operating revenues grew approximately 4% over fiscal 2000.

     The Pharmaceutical Technologies and Services segment's operating revenue growth in fiscal 2002 resulted from higher sales volume particularly involving development and analytical services, pharmaceutical technologies, and its proprietary packaging offerings. Products that showed particular strength were Abbott's Kaletra(R), an AIDS product; Lilly's Zyprexa(R) Zydis(R), an anti-psychotic; and Pharmacia's Detrol(R) LA, an incontinence medication. Accelerating demand for sterile-liquid and controlled-release technologies in addition to the acquisition of SP Pharmaceuticals, was a significant contributor to the growth within the pharmaceutical technologies business. The completion of the Magellan acquisition during the fourth quarter of fiscal 2002 contributed to the growth in the analytical services business. Excluding the revenues of SP Pharmaceuticals and Magellan, operating revenues grew approximately 6% over fiscal 2001. Additionally, the segment experienced growth in its pharmaceutical packaging business which was attributable to the addition of several new customers and increased volume from existing customers. The increase in this segment's operating revenue in fiscal 2001 resulted from higher sales volume particularly involving the Zydis(R) rapid-dissolving drug-delivery technology and the sterile-liquid pharmaceutical products. Slowing sales in the protease inhibitor and health and nutritional product lines partially offset the growth in this segment in both fiscal years.

     The Automation and Information Services segment's operating revenue growth in fiscal 2002 primarily resulted from strong sales in the patient safety and supply management product lines, such as MEDSTATION SN(R) and SUPPLYSTATION(R) System 30. Significant sales of new products including Anesthesia System and products within the SupplyStation line also contributed to this segment's growth. The increase in this segment's operating revenue in fiscal 2001 primarily reflected sales of new products, such as the MEDSTATION(R) SN, which was introduced in late fiscal 2000, and further penetration of the market with existing automation products.

BULK DELIVERIES TO CUSTOMER WAREHOUSES. The Company reports bulk deliveries made to customers' warehouses as revenue. These sales involve the Company acting as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that the Company cannot control, including consolidation within the customers' industries, decisions by customers to either begin or discontinue warehousing activities, changes in policies by manufacturers related to selling directly to customers, and the addition or loss of customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's net earnings.

GROSS MARGIN

                                                     (as a percentage of operating revenue)

Years ended June 30                                       2002       2001      2000
-------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services         5.1%        5.2%      5.5%
Medical-Surgical Products and Services                   21.9%       22.1%     23.2%
Pharmaceutical Technologies and Services                 33.4%       33.3%     33.1%
Automation and Information Services                      68.5%       68.6%     69.2%
Total Company                                             9.1%        9.3%     10.2%
-------------------------------------------------------------------------------------------


     The overall gross margin as a percentage of operating revenue decreased in fiscal 2002 and fiscal 2001. This decrease resulted from a greater mix of lower margin pharmaceutical distribution operating revenues in fiscal 2002 and fiscal 2001 as compared to the prior years. The Pharmaceutical Distribution and Provider Services segment represented 82% of operating revenues in fiscal 2002, up from 81% and 79% of operating revenues in fiscal 2001 and fiscal 2000, respectively. The decline in the margins in the Medical-Surgical Products and Services and Automation and Information Services segments also contributed to the overall decline in the Company's gross margin.

     The gross margin as a percentage of operating revenue in the Pharmaceutical Distribution and Provider Services segment decreased in fiscal 2002. This decrease was primarily due to the highly competitive market within the pharmaceutical distribution industry and a greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. In addition, this segment's gross margin was negatively impacted by several non-recurring items, primarily related to the Bindley integration. The Company incurred a one-time inventory adjustment related to the process of closing and rationalizing facilities in addition to the integration of the operations of Bindley and Cardinal. These decreases were partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs. Gross margin as a percentage of operating revenue declined in fiscal 2001 primarily due to the impact of lower selling margins. The decline in selling margins was attributed to a highly competitive market and greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. This decrease was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

     The gross margin as a percentage of operating revenue in the Medical-Surgical Products and Services segment decreased in fiscal 2002 primarily due to competitive pricing pressures on distributed products. This decline was partially offset by manufacturing productivity improvements and a higher sales volume of self-manufactured products which carry significantly higher gross margins than other portions of this segment's business. In fiscal 2001, the decline in gross margin as a percentage of operating revenue was primarily due to the acquisition of BBMC. This acquisition shifted product mix toward lower margin distributed products.

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue increased during fiscal 2002. This increase was primarily due to a larger mix of higher margin pharmaceutical products versus health and nutritional products, as well as cost efficiencies due to recent infrastructure investments at manufacturing facilities. This increase was partially offset by the impact of certain items that occurred in fiscal 2001 which did not recur in fiscal 2002, namely revenues related to the use of certain of the Company's proprietary technology. This segment's gross margin as a percentage of operating revenue increased in fiscal 2001 versus fiscal 2000 due to an increase in sales volume in the higher margin liquid fill contract manufacturing and drug delivery system businesses. The drug delivery system business' shift to higher margin pharmaceutical products from lower margin health and nutrition products also contributed to the improvement in gross margin. In addition, during both fiscal 2002 and 2001, the Company recognized pricing adjustments related to the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overcharged in prior years (see
Note 2 of "Notes to Consolidated Financial Statements"). These pricing adjustments were recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. The amounts recorded for these pricing adjustments were $12.0 million in the first quarter of fiscal 2002 and $10.0 million in the second quarter of fiscal 2001.

     The gross margin as a percentage of operating revenue in the Automation and Information Services segment decreased in fiscal 2002 and fiscal 2001, primarily due to changes in its product mix as a result of increased sales of SupplyStation which generates a lower gross margin than the medication line of products due to the relatively less complex nature of the product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                        (as a percentage of operating revenue)

Years ended June 30                                       2002        2001(1)       2000(1)
----------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services         2.1%         2.4%           2.7%
Medical-Surgical Products and Services                   13.3%        14.6%          15.8%
Pharmaceutical Technologies and Services                 13.5%        14.7%          14.5%
Automation and Information Services                      31.2%        32.9%          34.9%

Total Company                                             4.7%         5.2%           5.8%
----------------------------------------------------------------------------------------------

     (1) In fiscal 2001 and fiscal 2000, selling, general and administrative expenses as a percentage of operating revenue include goodwill amortization.

     Selling, general and administrative expenses as a percentage of operating revenue declined in fiscal 2002 and fiscal 2001. This decline reflects economies of scale associated with the Company's revenue growth. Significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities contributed to the improvement. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. In fiscal 2002, the Company ceased amortizing goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (see Notes 1 and 15 of "Notes to Consolidated Financial Statements" for further discussion) which also contributed to the improvement. Goodwill amortization expense in fiscal 2001 was approximately $48.9 million. In addition, the Company realized productivity and operating efficiencies as a result of implementing changes at Pyxis to better service its customers. Partially offsetting the improvement in selling, general and administrative expenses in fiscal 2001 was an increase in these expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This change was primarily a result of surplus capacity in the health and nutritional manufacturing facilities for this segment.

     The selling, general and administrative expenses, excluding goodwill amortization, grew 6% and 14% in fiscal years 2002 and 2001, respectively. The increase in fiscal 2002 and 2001 is attributed primarily to an increase in personnel costs, which accounted for approximately 4% and 12%, respectively, of the overall increase. The overall increase compares favorably to the 15% and 28% growth in operating revenue for the same periods.

SPECIAL CHARGES

The following is a summary of the special charges for the fiscal years ended June 30, 2002, 2001 and 2000.

                                                             Fiscal Year Ended June 30,
                                                           -------------------------------
(in millions, except per share amounts)                      2002         2001       2000
------------------------------------------------------------------------------------------
Merger-related costs:
   Direct transaction costs                                $    --     $ (20.8)    $  1.2
   Employee-related costs                                    (23.7)      (44.6)      (7.7)
   ALP transaction bonus                                        --          --      (20.3)
   Pharmaceutical - distribution center consolidation        (52.4)      (10.3)        --
   Other exit costs                                           (9.0)       (8.5)     (12.5)
   Scherer restructuring costs                                  --        (1.6)      (9.6)
   Other integration costs                                   (46.8)      (32.3)     (15.8)
------------------------------------------------------------------------------------------
Total merger-related costs                                 $(131.9)    $(118.1)    $(64.7)
==========================================================================================
Other special charges:
   Distribution center closures                            $    --     $  (5.0)    $   --
   Manufacturing facility closures                            (2.8)       (6.8)        --
   Employee-related costs                                    (15.2)         --         --
   Litigation settlements                                     11.3         5.0         --
------------------------------------------------------------------------------------------
Total other special charges                                $  (6.7)    $  (6.8)    $   --
==========================================================================================

Total special charges                                      $(138.6)    $(124.9)    $(64.7)
Tax effect of special charges                                 51.5        39.6       14.9
------------------------------------------------------------------------------------------
Net effect of special charges                              $ (87.1)    $ (85.3)    $(49.8)
==========================================================================================
Net effect on diluted earnings per share                   $ (0.19)    $ (0.19)    $(0.11)
==========================================================================================

Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger or acquisition transactions with Bindley, BBMC, ALP, Allegiance and Scherer.

     During fiscal 2001 and 2000, the Company incurred direct transaction costs related to its merger transactions accounted for as a pooling-of-interests. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, during the periods shown above, the Company incurred employee-related costs, which consist primarily of severance, non-compete agreements and transaction/stay bonuses as a result of certain acquisitions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billing and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

     During fiscal 2002 and 2001, the Company recorded charges of $52.4 million and $10.3 million, respectively, primarily associated with the Company's plans to consolidate distribution centers and corporate offices as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company incurred employee-related costs of $7.5 million and $0.5 million, in fiscal 2002 and 2001, respectively, arising from the termination of approximately 950 employees primarily related to the closure of 14 Bindley distribution centers. In addition, exit costs related to termination of contracts and lease agreements were incurred during fiscal 2002 and 2001 of $3.6 million and $9.8 million. Also, asset impairment charges of $27.2 million were incurred during fiscal 2002. The remaining $14.1 million incurred during fiscal 2002 is primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers and corporate offices. As of June 30, 2002, the majority of the 950 employees had been terminated. The Company anticipates completing the distribution center consolidations by June 30, 2003. As part of the restructuring, the Company plans on closing a total of 16 Bindley distribution centers.

     Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger or acquisition transactions with BBMC, ALP, Allegiance and Scherer.

     During fiscal 2001 and 2000, the Company recorded charges of $1.6 million and $9.6 million, respectively, for business restructuring costs relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company closed certain facilities. In connection with such closings, the Company incurred employee-related costs of $1.6 million and $1.5 million in fiscal 2001 and 2000, respectively, arising from the termination of approximately 400 manufacturing and office employees, all of whom had been terminated as of June 30, 2001. In addition, asset impairment charges of $3.9 million were recorded in fiscal 2000. The remaining costs relate to exit costs for the termination of contracts and lease agreements. As of June 30, 2001, the restructuring plan had been completed.

     Other integration costs include charges directly related to integration of the operations of previous merger transactions, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

Other Special Charges. During fiscal 2002, the Company incurred employee-related costs of $15.2 million primarily associated with a restructuring of the distribution and custom kitting operations in the Medical-Surgical Products and Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the fourth quarter of fiscal 2002. The restructuring plan is expected to be completed by December 31, 2002, and will result in the termination of approximately 600 employees.

     During the fourth quarter of fiscal 2002, the Company recorded income from net litigation settlements of $11.3 million. These settlements included a $13.3 million special item resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The recovery totaled $35.3 million, of which $22.0 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001 and $12.0 million in the first quarter of fiscal 2002). The amounts previously recorded were reflected as a reduction of cost of goods sold, which is consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims against other manufacturers, the amount of any future recovery is not currently estimable. Any future recoveries will be recorded as a special item in the period when a settlement is reached. The vitamin litigation income was offset by other items totaling $2.0 million, the majority of which involved a litigation settlement reached during fiscal 2002 related to Bindley.

     During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount of $0.6 million arose in connection with employee-related costs associated with the termination of approximately 100 employees primarily related to the closure of the distribution centers. As of June 30, 2001, the restructuring plan had been completed.

     In addition, during fiscal 2002 and 2001, the Company recorded special charges of $2.8 million and $6.8 million, respectively, related to the restructuring of certain health and nutritional manufacturing facilities. During the fourth quarter of fiscal 2002, the Company incurred asset impairment costs of $1.8 million primarily due to a writeoff of obsolete inventory created by the rationalization of certain health and nutritional manufacturing facilities. Approximately $0.9 million and $2.2 million related to lease exit costs during fiscal 2002 and 2001, respectively. The remaining $0.1 million and $4.6 million during these periods related to employee-related costs associated with the termination of approximately 185 employees primarily consisting of manufacturing employees and certain management positions. As of June 30, 2002, the majority of these positions had been eliminated. The restructuring plan is expected to be completed by June 30, 2003.

     During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

Summary. In fiscal 2002, the net effect of various special charges reduced reported earnings before cumulative effect of change in accounting by $87.1 million to $1,126.3 million (see Note 14 of "Notes to Consolidated Financial Statements" for discussion on cumulative effect of change in accounting) and reduced reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.19 per share to $2.45 per share. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share. In fiscal 2000, the net effect of various special charges reduced reported net earnings by $49.8 million to $717.8 million and reduced reported diluted earnings per Common Share by $0.11 per share to $1.60 per share.

     Certain merger-related and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special charges when incurred.

     The Company estimates that it will incur additional merger-related costs associated with the various merger transactions completed to date totaling approximately $75.9 million ($48.9 million net of tax) in future periods. Additional discussion related to the Company's merger transactions is included in Note 2 of "Notes to Consolidated Financial Statements." The Company believes that it will incur these costs in order to properly integrate operations - a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

      The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in expansion into service areas which (a) complement the Company's existing operations and (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business. As the healthcare industry continues to change, the Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the healthcare industry through all its reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger-related costs.

INTEREST EXPENSE AND OTHER. The decrease in interest expense and other of $22.4 million during fiscal 2002 compared to fiscal 2001 was a result of lower interest rates on borrowings throughout the year and effective asset management. In addition, the Company recognized a one-time gain on an equity investment, contributing to the overall decline. The increase in interest expense and other of $16.2 million during fiscal 2001 was a result of higher average levels of borrowing during fiscal 2001.

PROVISION FOR INCOME TAXES. The provisions for income taxes relative to pretax earnings were 33.8% of pretax earnings in fiscal 2002 compared with 35.6% in fiscal 2001 and 37.1% for fiscal 2000. The fluctuation in the tax rate is primarily due to the impact of recording certain non-deductible merger-related costs during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix for all three fiscal years. In addition, effective July 1, 2001, the Company ceased amortizing goodwill and intangible assets with indefinite lives. This contributed to the decrease in the tax rate in fiscal 2002 as compared to fiscal 2001 and fiscal 2000. The provisions for income taxes excluding the impact of merger-related charges and of goodwill were 34.1%, 34.4% and 35.5% for the fiscal years 2002, 2001, and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company's financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company's financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of "Notes to Consolidated Financial Statements."

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare distribution activities and are presented net of an allowance of doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance involve the use of a substantial amount of judgment by the Company's management. In determining the appropriate allowance, the Company reviews the industry trends and the customer's financial strength, credit standing, and payment history to assess the probability of collection.

- INVENTORIES. A majority of inventories (approximately 67% in 2002 and 66% in 2001) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market, and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher. Below is a reconciliation of FIFO inventory to LIFO inventory:

                                                   June 30,
                                       --------------------------------
                                         2002         2001        2000
                                       --------------------------------
     FIFO inventory                    $7,411.4    $6,338.9    $4,714.3

     LIFO reserve valuation              (50.4)      (52.8)       (57.3)
                                       --------------------------------
     Total inventory                   $7,361.0    $6,286.1    $4,657.0
                                       ================================

- GOODWILL. The Company elected to adopt SFAS No. 142 "Goodwill and Other Intangible Assets" beginning with the first quarter of fiscal 2002. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company has ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily patents and trademarks, will continue to be amortized over their useful lives.

         SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed the required impairment testing in fiscal 2002 and did not incur any impairment charges.

- SPECIAL CHARGES. The Company primarily records costs that relate to the integration of previously acquired companies or costs of restructuring operations to improve productivity as special charges. These costs are recorded in accordance with Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Certain costs, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration or restructuring plan is formalized and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented. Employee costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs are estimated based on historical experience of the total costs incurred in exiting a facility. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. Actual costs could differ from management's estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expenses. These adjustments will be recorded as special charges.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $5.1 billion at June 30, 2002 from $4.1 billion at June 30, 2001. This increase primarily resulted from additional investments in inventories during fiscal 2002. Inventories increased by $1.1 billion from year to year, which reflects the higher level of business volume in Pharmaceutical Distribution and Provider Services' activities.

     Property and equipment, at cost, increased by $163.4 million from June 30, 2001 to June 30, 2002. The increase was primarily due to ongoing plant expansion and manufacturing equipment purchases in certain manufacturing businesses, as well as additional investments made for management information systems and upgrades to distribution facilities. The Company has several operating lease financing arrangements that are expected to be used for the construction of new facilities as well as for equipment (see further discussion in Note 8 of "Notes to Consolidated Financial Statements.")

     Shareholders' equity increased to $6.4 billion at June 30, 2002 from $5.4 billion at June 30, 2001. The increase was primarily due to net earnings of $1.1 billion and the investment of $213.7 million by employees of the Company through various stock incentive plans. This increase was offset by dividends paid of $45.0 million and by an increase in treasury stock of 308.3 million, primarily due to the Company's repurchase of shares (see further discussion in Note 10 of "Notes to the Consolidated Financial Statements.)

     The Company operates a commercial paper program. At June 30, 2002, the commercial paper program provided for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company did not have any borrowings outstanding under its commercial paper program at June 30, 2002.

     The Company has an unsecured bank credit facility providing for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 27, 2003 and $750 million expires on March 31, 2004. The facility expiring on March 27, 2003, allows the Company, at its option, to extend the maturity of any moneys borrowed for up to one year. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2002.

     The Company also has uncommitted short-term credit facilities with various bank sources aggregating $131.9 million. At June 30, 2002, the Company had borrowings outstanding related to these short-term credit facilities of $22.4 million. The Company also has line-of-credit agreements with various bank sources aggregating $38.1 million, of which $0.8 million was outstanding at June 30, 2002 (see Note 4 of "Notes to Consolidated Financial Statements").

The following table summarizes the maturities for the Company's significant financial obligations:

(in millions)                       2003    2004      2005     2006      2007    Thereafter    Total
------------------------------------------------------------------------------------------------------
Long-term debt                     $17.4   $247.6    $313.8   $157.4    $135.3    $1,352.9    $2,224.4
Operating leases                    52.9     44.5      35.7     26.0      18.4        34.6       212.1
------------------------------------------------------------------------------------------------------
Total financial obligations        $70.3   $292.1    $349.5   $183.4    $153.7    $1,387.5    $2,436.5
======================================================================================================

     As of June 30, 2002, the Company's senior debt credit ratings from Moody's, S&P and Fitch are currently A2, A and A, respectively, and the commercial paper ratings are currently A-1, P-1 and F-1, respectively. The Company's ratings outlook is stable. The Company's various borrowing facilities and long-term debt, except for the preferred debt securities discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of June 30, 2002, the Company was in compliance with this covenant.

     During fiscal 2002, the Company issued $300 million of 4.45% Notes, due 2005. The proceeds of the debt issuance were used toward repayment of a portion of the Company's indebtedness and general corporate purposes, including working capital, capital expenditures, acquisitions and investments. After this issuance, the Company has the capacity to issue approximately $700 million of additional equity or debt securities pursuant to effective shelf registration statements that have previously been filed with the Securities and Exchange Commission.

      During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "SPE"). The SPE exclusively engages in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred debt securities to parties not affiliated with the Company during fiscal 2001. These preferred debt securities are classified as long term debt in the Company's consolidated balance sheet. These preferred debt securities must be retired or redeemed by the SPE before the Company, or its creditors, can have access to the SPE's receivables.

     The Company's preferred debt securities contain a minimum net worth and certain financial ratio covenants. As of June 30, 2002, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

     The Company currently believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

     See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

OFF BALANCE SHEET RISK

     The Company formed Pyxis Funding LLC ("Pyxis Funding") for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Pyxis and selling the lease receivables to Pyxis Funding LLC II ("Pyxis Funding II"). Pyxis Funding is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II was formed for the sole purposes of acquiring lease receivables under sales-type leases from Pyxis Funding and issuing Pyxis Funding II's notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II, as Pyxis Funding II is a qualified special purpose entity, as defined under SFAS 140. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their creditors. The investor in Pyxis Funding II's notes had a principal balance of $95.4 million on August 31, 2002, and is provided with credit protection in the form of 20% ($23.8 million) over-collateralization.

     At June 30, 2002, the Company had $280.0 million in committed receivables sales facility programs through Medicine Shoppe Capital Corporation ("MSCC") and Cardinal Health Funding LLC ("CHF"). (see Note 1 of "Notes to Consolidated Financial Statements" for additional information regarding the structure of these entities.) MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or to other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with generally accepted accounting principles, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe, and Griffin Capital LLC ("Griffin"). The sale of receivables by MSCC and CHF qualifies for sale treatment under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and accordingly the related receivables are not included in the Company's consolidated financial statements. The total amount of receivables that have been sold under the MSCC program was $8.8 million and $13.5 million at June 30, 2002 and 2001, respectively. There were no outstanding sold receivables under the CHF program as of June 30, 2002 and 2001. Recourse is provided under the MSCC program by the requirement that MSCC retain 20% subordinated interest in the sold receivables. Subordinated interest at June 30, 2002 was $2.2 million. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The percentage is determined based upon the composition of the receivables sold. At June 30, 2002, no receivables had been sold under this program and as a result no subordinated interest was outstanding.

     The Company has entered into operating lease agreements with several banks for the construction of various new facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from November 2003 through October 2008, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2002, the amount expended to acquire and/or construct the facilities was $479.7 million. The agreements provide for maximum fundings of $604.1 million, which is greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2002, the weighted average interest rate on the agreements approximated 2.6%. The Company's minimum annual lease payments under the agreements at June 30, 2002 were approximately $13.2 million.

OTHER

RECENT FINANCIAL ACCOUNTING STANDARDS. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement generally requires that a liability for a cost associated with an exit or disposal activity other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue 94-3. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning or transactions occurring after May 15, 2002. This statement clarifies several accounting issues including the classification of gains and losses from the early extinguishment of debt and lease modifications that should be accounted for in a manner similar to a sales-leaseback transaction. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the Company did not amortize goodwill beginning in fiscal 2002. The Company completed its impairment assessment as required by SFAS No. 142 and did not incur any impairment losses (see Note 1 of "Notes to the Consolidated Financial Statements.")

RECENT DEVELOPMENTS. On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate of $500.0 million. As of August 31, 2002, 1.1 million Common Shares having an aggregate cost of approximately $73.1 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

     On June 14, 2002, the Company announced that it had entered into a definitive agreement to acquire Syncor International Corporation ("Syncor"), a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. The acquisition of Syncor is a stock-for-stock merger transaction and is expected to be completed by the end of the second quarter of fiscal 2003, subject to customary conditions, including Syncor stockholder approval. At the completion of the acquisition, each Syncor share will be converted to 0.52 of a Common Share. Based on the closing sale price of a Common Share as of September 27, 2002, the value of the Common Shares to be received by all of the Syncor stockholders in connection with the merger is approximately $900 million.

     On January 22, 2002, Kmart Corporation ("Kmart") filed for Chapter 11 bankruptcy court protection. Cardinal Distribution, the most significant business within the Pharmaceutical Distribution and Provider Services segment, has serviced Kmart for more than ten years and has continued to service approximately 1,400 of its stores nationwide since the inception of the bankruptcy case. Sales to Kmart represent approximately 5% of the Company's total operating revenue, but earnings from these sales are an even smaller percentage of the Company's total operating earnings. Due to a unique consignment arrangement in which the Company still owns the related pharmaceutical inventories, it has significantly limited its credit exposure to Kmart. The Company is monitoring this Chapter 11 proceeding closely, and does not anticipate any material impact on its consolidated financial position and results of operations due to this bankruptcy filing.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY. The Company is exposed to cash flow and earnings fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company's global operations. Because the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. For fiscal 2002, the Company's net transactional exposure was approximately $203.5 million. As of June 30, 2002, a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a gain or loss of approximately $20.4 million, principally driven by exposures to the Euro and the Mexican Peso. In order to mitigate its transactional exposure to foreign currency risk, the Company enters into hedging instruments. For fiscal 2002, the Company hedged approximately 40% of its exposure to transactions denominated in different foreign currencies. In the event of a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure, the resulting gain or loss previously noted would decrease by approximately $8.1 million. Therefore, as a result of the Company's hedging activity as of June 30, 2002, a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a net gain or loss of approximately $12.3 million ($20.4 million less $8.1 million mitigated via hedges). See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for further discussion.

     The Company also has exposure related to the translation of financial statements from the local currency of its foreign divisions back to U.S. dollars, the functional and reporting currency of the parent company. During fiscal 2002, this translational exposure totaled approximately $67.2 million. The potential gain or loss due to foreign currency translation, assuming a 10% aggregate increase or decrease in the respective currencies, would be approximately $6.7 million. The Company does not hedge any of its translational exposure.

INTEREST RATE SENSITIVITY. The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions, and other factors. The Company utilizes interest rate swap instruments to mitigate its exposure to interest rate movements.

     As of June 30, 2002, the potential gain or loss due to a hypothetical 10% change in interest rates would be approximately $2.3 million. See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for further discussion.

COMMODITY PRICE SENSITIVITY. The Company purchases certain commodities for use in its manufacturing processes, which include rubber, heating oil, diesel fuel, and polystyrene. The Company typically purchases these commodities at market prices, and, as such, is affected by fluctuations in the market prices. For fiscal 2002, the total commodity exposure was approximately $32.0 million. The impact of a hypothetical 10% fluctuation in commodity prices would be approximately $3.2 million.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Independent Auditors' Reports

           Consolidated Financial Statements and Schedule

           Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2002, 2001 and 2000

           Consolidated Balance Sheets at June 30, 2002 and 2001

           Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the
Board of Directors of Cardinal Health, Inc.:

     We have audited the accompanying consolidated balance sheet of Cardinal Health, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of Cardinal Health, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit. The consolidated financial statements and financial statement schedule of Cardinal Health, Inc. for the fiscal years ended June 30, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated July 27, 2001.

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

     In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 14 to the consolidated financial statements, in the first quarter of fiscal 2002 Cardinal Health, Inc. changed its method of recognizing revenue for pharmacy automation equipment. In addition, as discussed in Note 1 to the consolidated financial statements, Cardinal Health, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("Statement") No. 142 during the first quarter of fiscal 2002.

     As discussed above, the financial statements of Cardinal Health, Inc. ("the Company") as of June 30, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of July 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 and 2000 included (i) agreeing the previously reported earnings before cumulative effect of change in accounting ("earnings") to the previously issued financial statements and the adjustments to reported earnings representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted earnings to reported earnings, and the related earnings-per-share amounts. Our audit procedures with respect to the disclosures in Note 15 for fiscal 2001 and 2000 included (i) agreeing the goodwill and amortization amounts by segment and the gross intangible and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 and 2000 in Notes 1 and 15 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 and 2000 financial statements taken as a whole.





/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Columbus, Ohio
August 6, 2002

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

The consolidated financial statements of Cardinal Health, Inc. and subsidiaries for the year ended June 30, 1999, prior to restatement for pooling of interests, and the separate financial statements of Bindley for the year ended December 31, 1998 that have been included in the June 30, 1999 restated consolidated financial statements of Cardinal Health, Inc., were audited and reported on separately by other auditors and whose reports, presented herein a) dated August 10, 1999, except for the first sentence of the third paragraph of Note 2 as to which the date is May 26, 2000 and the fiscal 1999 amounts in Note 12 as to which the date is September 5, 2000 and b) dated March 21, 2000, except as to
Note 3 and Note 20 which are as of December 15, 2000, respectively expressed unqualified opinions on those statements. We audited the combination of the accompanying consolidated statements of earnings, shareholders' equity and cash flows for the year ended June 30, 1999, after restatement for the fiscal 2001 pooling of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to consolidated financial statements.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH CARDINAL HEALTH, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JUNE 30, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.02 FOR FURTHER DISCUSSION.

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

The Financial Statement Schedule of Cardinal Health, Inc. for the year ended June 30, 1999, prior to the restatement for pooling of interests, and the separate Financial Statement Schedule of Bindley for the years ended December 31, 1998, that have been included in the June 30, 1999 restated consolidated Financial Statement Schedule, were audited and reported on separately by other auditors whose reports, presented herein a) dated August 10, 1999, except for the first sentence of the third paragraph of Note 2 as to which the date is May 26, 2000 and the fiscal 1999 amounts in Note 12 as to which the date is September 5, 2000 and b) dated March 21, 2000, except as to Note 3 and Note 20 which are as of December 15, 2000, respectively expressed unqualified opinions on that schedule. We audited the combination of the information for the year ended June 30, 1999, after restatement for the 2001 pooling of interests.

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


/s/ Arthur Andersen LLP


ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.


NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH CARDINAL HEALTH, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JUNE 30, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.02 FOR FURTHER DISCUSSION.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:


In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of earnings, of shareholders' equity and of cash flows for the year then ended of Bindley Western Industries, Inc. and its subsidiaries (the "Company") (not presented separately herein) present fairly, in all material respects, their financial position, results of operations and cash flows at December 31, 1999 and for the period then ended, prior to adjustments related to the 2001 pooling of interests with Cardinal Health, Inc., in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Bindley Western Industries, Inc. for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 21, 2000, except as to Note 3 and
Note 20, which are as of December 15, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:

Our audits of the consolidated financial statements of Bindley Western Industries, Inc. and its subsidiaries for the year ended December 31, 1999 (not presented separately herein) referred to in our report dated March 21, 2000, except as to Note 3 and Note 20, which are as of December 15, 2000, appearing in the Cardinal Health, Inc. Annual Report on Form 10-K for the year ended June 30, 2002 also included an audit of the Financial Statement Schedule II - Valuation and Qualifying Accounts ("financial statement schedule") (not presented separately herein). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements and financial statement schedule of Bindley Western Industries, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 21, 2000, except as to Note 3 and
Note 20, which are as of December 15, 2000

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                FISCAL YEAR ENDED JUNE 30,
                                                    ---------------------------------------------
                                                        2002             2001            2000
                                                    ---------------------------------------------
    Operating revenue                               $   44,394.3     $   38,660.1    $   30,257.8
    Operating cost of products sold                     40,348.1         35,050.2        27,163.8
                                                    ------------     ------------    ------------
    Operating gross margin                               4,046.2          3,609.9         3,094.0

    Bulk deliveries to customer warehouses               6,741.4          9,287.5         8,092.1
    Cost of products sold - bulk deliveries              6,741.4          9,285.8         8,089.9
                                                    ------------     ------------    ------------
    Bulk gross margin                                         --              1.7             2.2

    Selling, general and administrative expenses         2,073.8          1,950.7         1,709.5

    Goodwill amortization                                     --             48.9            41.5

    Special charges                                        138.6            124.9            64.7
                                                    ------------     ------------    ------------
    Operating earnings                                   1,833.8          1,487.1         1,280.5

    Interest expense and other                             132.5            154.9           138.7
                                                    ------------     ------------    ------------
    Earnings before income taxes                         1,701.3          1,332.2         1,141.8

    Provision for income taxes                             575.0            474.8           424.0
                                                    ------------     ------------    ------------
    Earnings before cumulative effect of
      change in accounting                               1,126.3            857.4           717.8

    Cumulative effect of change in
      accounting                                            70.1               --              --
                                                    ------------     ------------    ------------
    Net earnings                                    $    1,056.2     $      857.4    $      717.8
                                                    ============     ============    ============
    Basic earnings per Common Share:
      Before cumulative effect of change in
        accounting                                  $       2.50     $       1.93    $       1.64
      Cumulative effect of change in
        accounting                                         (0.16)              --              --
                                                    ------------     ------------    ------------
      Net basic earnings per Common Share           $       2.34     $       1.93    $       1.64
                                                    ============     ============    ============
    Diluted earnings per Common Share:
      Before cumulative effect of change in
        accounting                                  $       2.45     $       1.88    $       1.60
      Cumulative effect of change in
        accounting                                         (0.15)              --              --
                                                    ------------     ------------    ------------
      Net diluted earnings per Common Share         $       2.30     $       1.88    $       1.60
                                                    ============     ============    ============

    Weighted average number of shares outstanding:

      Basic                                                450.1            443.2           438.8
      Diluted                                              459.9            455.5           448.7


  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                JUNE 30,       JUNE 30,
                                                                                  2002           2001
                                                                              -----------     -----------
ASSETS
    Current assets:

      Cash and equivalents                                                    $   1,382.0     $     934.1
      Trade receivables, net                                                      2,295.4         2,408.7
      Current portion of net investment in sales-type leases                        218.3           236.3
      Inventories                                                                 7,361.0         6,286.1
      Prepaid expenses and other                                                    649.9           851.1
                                                                              -----------     -----------
        Total current assets                                                     11,906.6        10,716.3
                                                                              -----------     -----------
    Property and equipment, at cost:
      Land, buildings and improvements                                            1,002.7           978.0
      Machinery and equipment                                                     2,321.5         2,167.5
      Furniture and fixtures                                                        185.1           200.4
                                                                              -----------     -----------
        Total                                                                     3,509.3         3,345.9
      Accumulated depreciation and amortization                                  (1,614.9)       (1,507.6)
                                                                              -----------     -----------
      Property and equipment, net                                                 1,894.4         1,838.3

    Other assets:
      Net investment in sales-type leases, less current portion                     618.6           671.7
      Goodwill and other intangibles, net                                         1,544.1         1,175.4
      Other                                                                         474.3           240.7
                                                                              -----------     -----------
        Total                                                                 $  16,438.0     $  14,642.4
                                                                              ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:

      Notes payable and other short term borrowings                           $       0.8     $       8.3
      Current portion of long-term obligations                                       17.4             5.9
      Accounts payable                                                            5,504.5         5,319.9
      Other accrued liabilities                                                   1,287.7         1,240.7
                                                                              -----------     -----------
        Total current liabilities                                                 6,810.4         6,574.8
                                                                              -----------     -----------
    Long-term obligations, less current portion                                   2,207.0         1,871.0
    Deferred income taxes and other liabilities                                   1,027.6           759.5

    Shareholders' equity:
      Preferred Stock, without par value

        Authorized - 0.5 million shares, Issued - none                               --              --
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 461.0 million shares
        and 456.2 million shares at June 30, 2002 and 2001, respectively          2,105.2         1,893.1
      Retained earnings                                                           5,156.1         4,146.0
      Common Shares in treasury, at cost, 12.2 million shares
        and 7.5 million shares at June 30, 2002 and 2001, respectively             (737.0)         (457.2)
      Other comprehensive loss                                                     (120.9)         (140.3)
      Other                                                                         (10.4)           (4.5)
                                                                              -----------     -----------
        Total shareholders' equity                                                6,393.0         5,437.1
                                                                              -----------     -----------
        Total                                                                 $  16,438.0     $  14,642.4
                                                                              ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                COMMON SHARES
                                              -----------------              TREASURY SHARES       OTHER                   TOTAL
                                              SHARES              RETAINED  ----------------  COMPREHENSIVE            SHAREHOLDERS'
                                              ISSUED   AMOUNT     EARNINGS  SHARES   AMOUNT    INCOME/(LOSS)   OTHER      EQUITY
                                              ------  ---------  ---------  ------  --------  --------------  -------  -------------
BALANCE,  JUNE 30, 1999                       290.4   $1,308.5   $2,666.1    (0.7)  $ (27.9)  $       (44.0)  $ (8.1)  $  3,894.6
Comprehensive income:
  Net earnings                                                      717.8                                                   717.8
  Foreign currency translation adjustments                                                            (37.9)                (37.9)
                                                                                                                       -----------
Total comprehensive income                                                                                                  679.9
Employee stock plans activity,
  including tax benefits of $46.9 million       4.4      147.8                  -      (0.2)                    (4.2)       143.4
Treasury shares acquired                                            (22.2)   (7.3)   (318.5)                               (340.7)
Dividends paid                                                      (30.0)                                                  (30.0)
Stock issued for acquisitions and other         4.6       53.3       (0.1)   (0.1)        -                                  53.2
                                              ------  ---------  ---------  ------  --------  --------------  -------  -----------

BALANCE,  JUNE 30, 2000                       299.4   $1,509.6   $3,331.6    (8.1)  $(346.6)  $       (81.9)  $(12.3)  $  4,400.4
Comprehensive income:
  Net earnings                                                      857.4                                                   857.4
  Foreign currency translation adjustments                                                            (46.4)                (46.4)
  Unrealized loss on derivatives                                                                       (6.7)                 (6.7)
  Unrealized loss on investment                                                                        (5.3)                 (5.3)
                                                                                                                       -----------
Total comprehensive income                                                                                                  799.0
Employee stock plans activity,
  including tax benefits of  $159.2 million     7.2      332.7                0.6      28.1                      4.7        365.5
Treasury shares acquired                                                        -    (139.0)                               (139.0)
Dividends paid                                                      (35.4)                                                  (35.4)
Stock split effected as a stock dividend and
    cash paid in lieu of fractional shares    148.5       (1.2)                                                              (1.2)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)       0.3        4.5       (4.1)      -       0.3                     (0.1)         0.6
Stock issued for acquisitions and other         0.8       47.5       (3.5)                                       3.2         47.2
                                              ------  ---------  ---------  ------  --------  --------------  -------  -----------

BALANCE, JUNE 30, 2001                        456.2   $1,893.1   $4,146.0    (7.5)  $(457.2)  $      (140.3)  $ (4.5)  $  5,437.1
Comprehensive income:
  Net earnings                                                    1,056.2                                                 1,056.2
  Foreign currency translation adjustments                                                             24.0                  24.0
  Unrealized loss on derivatives                                                                      (10.4)                (10.4)
  Unrealized gain on investments                                                                        2.6                   2.6
  Reclassification adjustment for investment
    losses included in net earnings                                                                     3.2                   3.2
                                                                                                                       -----------
Total comprehensive income                                                                                                1,075.6
Employee stock plans activity,
  including tax benefits of  $73.6 million      4.5      191.6                0.5      28.1                     (6.0)       213.7
Treasury shares acquired                                                     (5.1)   (308.3)                               (308.3)
Dividends paid                                                      (45.0)                                                  (45.0)
Stock issued for acquisitions and other         0.3       20.5       (1.1)   (0.1)      0.4                      0.1         19.9
                                              ------  ---------  ---------  ------  --------  --------------  -------  -----------

BALANCE, JUNE 30, 2002                        461.0   $2,105.2   $5,156.1   (12.2)  $(737.0)  $      (120.9)  $(10.4)  $  6,393.0
                                              ======  =========  =========  ======  ========  ==============  =======  ===========

  The accompanying notes are an integral part of these consolidated statements.

                      CARDINAL HEALTH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                        --------------------------------------
                                                                          2002           2001           2000
                                                                        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings before cumulative effect of change in
      accounting                                                        $1,126.3       $  857.4       $  717.8
    Adjustments to reconcile net earnings to net cash from
      operating activities:
    Depreciation and amortization                                          243.5          280.6          257.0
    Provision for deferred income taxes                                    239.7          149.1          128.5
    Provision for bad debts                                                 42.6           41.4           37.5
    Change in operating assets and liabilities,
       net of effects from acquisitions:
      Decrease/(increase) in trade receivables                             145.4          (31.4)        (377.3)
      Increase in inventories                                           (1,071.1)      (1,517.8)      (1,071.6)
      Decrease/(increase) in net investment in sales-type leases            71.2         (141.8)        (159.5)
      Increase in accounts payable                                         179.2        1,313.8          899.4
      Other operating items, net                                             7.1          (79.6)          72.2
                                                                        --------       --------       --------

    Net cash provided by operating activities                              983.9          871.7          504.0
                                                                        --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                     (383.8)        (364.3)         (69.6)
    Proceeds from sale of property and equipment                            18.3           72.1           60.2
    Additions to property and equipment                                   (285.4)        (341.2)        (331.1)
    Purchase of marketable securities available for sale                      --             --           (7.7)
    Proceeds from sale of marketable securities available for sale            --             --           56.1
                                                                        --------       --------       --------

    Net cash used in investing activities                                 (650.9)        (633.4)        (292.1)
                                                                        --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                      (9.7)        (824.9)         426.2
    Reduction of long-term obligations                                     (19.6)         (53.8)        (179.8)
    Proceeds from long-term obligations, net of issuance costs             362.3          911.3            0.5
    Proceeds from securitized borrowings                                      --             --          125.8
    Proceeds from issuance of Common Shares                                140.0          252.1           97.5
    Dividends on common shares, minority interests and
      cash paid in lieu of fractional shares                               (45.0)         (36.6)         (30.0)
    Purchase of treasury shares                                           (308.3)        (139.4)        (341.4)
    Other                                                                   (4.8)            --            0.4
                                                                        --------       --------       --------

    Net cash provided by financing activities                              114.9          108.7           99.2
                                                                        --------       --------       --------


NET INCREASE IN CASH AND EQUIVALENTS                                       447.9          347.0          311.1

CHANGE IN FISCAL YEAR OF ACQUIRED SUBSIDIARY (SEE NOTE 1)                     --           47.6             --

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                  934.1          539.5          228.4
                                                                        --------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                                     $1,382.0       $  934.1       $  539.5
                                                                        ========       ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cardinal Health, Inc., together with its subsidiaries (collectively the "Company"), is a provider of services to the healthcare industry offering an array of value-added pharmaceutical and other healthcare products, distribution services and pharmaceutical-related products and services to a broad base of customers. The Company currently conducts its business within four business segments: Pharmaceutical Distribution and Provider Services; Medical-Surgical Products and Services; Pharmaceutical Technologies and Services; and Automation and Information Services. See Note 16 for information related to the Company's business segments.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the merger transactions with Automatic Liquid Packaging, Inc. ("ALP") on September 10, 1999 and Bindley Western Industries, Inc. ("Bindley") on February 14, 2001 (see Note
2). These business combinations were accounted for under the pooling-of-interests method.

     The Company's fiscal year end is June 30 and Bindley's fiscal year end was December 31. For the fiscal year ended June 30, 2000, the consolidated financial statements combine the Company's fiscal year ended June 30, 2000, with Bindley's fiscal year ended December 31, 1999.

     As a result of changing Bindley's fiscal year end from December 31 to June 30, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statement of Shareholders' Equity. For the six-month period ending June 30, 2000, Bindley's net revenue and net earnings excluding special charges were $4.9 billion and $22.9 million, respectively. Including special charges for the same period, Bindley's net loss was $2.8 million. Cash flows from operating activities were $166.7 million, while cash flows used in investing and financing activities were $5.7 million and $113.4 million, respectively.

       During fiscal 2002, 2001 and 2000, the Company completed several acquisitions, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company's acquisitions is provided in Note 2.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include but are not limited to inventory valuation, allowance for doubtful accounts, goodwill and intangible asset impairment, and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates their fair value. Cash payments for interest were $116.5 million, $144.8 million, and $133.8 million and cash payments for income taxes were $246.0 million, $213.6 million and $125.5 million for fiscal 2002, 2001, and 2000, respectively. See Notes 2 and 4 for additional information regarding non-cash investing and financing activities.

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare distribution activities and are presented net of an allowance for doubtful accounts of $94.8 million and $106.8 million at June 30, 2002 and 2001, respectively. The decrease in the allowance for doubtful accounts in fiscal 2002 is a result of the write-off of fully reserved accounts offset by the additional provision recorded.

     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable were $30.8 million and $27.8 million at June 30, 2002 and 2001, respectively, (the current portions are $14.3 million and $13.3 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.7 million and $4.8 million at June 30, 2002 and 2001, respectively.

     The Company has formed Medicine Shoppe Capital Corporation ("MSCC"), Cardinal Health Funding ("CHF"), Pyxis Funding LLC ("Pyxis Funding") and Pyxis Funding LLC II ("Pyxis Funding II") as wholly owned subsidiaries of Medicine Shoppe, Griffin Capital LLC ("Griffin"), Pyxis, and Pyxis Funding, respectively. MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to certain multi-seller conduits administered by third-party banks or to other third-party investors. Pyxis Funding was organized for the sole purpose of acquiring a pool of sales-type leases and the related equipment from Pyxis and selling the lease receivables to Pyxis Funding II. Pyxis Funding II was organized for the sole purpose of acquiring lease receivables under capital leases from Pyxis Funding, and issuing notes secured by its assets to a multi-seller conduit administered by a third-party bank. All of these entities were designed to be special purpose, bankruptcy-remote entities. Although consolidated by the Company in accordance with generally accepted accounting principles, MSCC, CHF and Pyxis Funding are separate legal entities from the Company, Medicine Shoppe, Griffin and Pyxis. Pyxis Funding II, which is also a separate legal entity, is not consolidated by the Company as it is a qualified special purpose entity, as defined under SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." MSCC, CHF, Pyxis Funding and Pyxis Funding II all maintain separate financial statements and their assets will be available first and foremost to satisfy the claims of their creditors. Additional disclosure regarding off balance sheet financing is provided in Note 8.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2001. These preferred debt securities must be retired or redeemed by the SPE before the Company, or its creditors, can have access to the SPE's receivables. See Note 4 for additional information.

INVENTORIES. A majority of inventories (approximately 67% in 2002 and 66% in 2001) are stated at lower of cost, using the last-in, first-out ("LIFO") method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2002, 2001, and 2000 by $50.4 million, $52.8 million, and $57.3 million respectively.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are primarily computed using the straight-line method over the estimated useful lives of the assets which range from one to fifty years, including capital lease assets which are amortized over the terms of their respective leases.

REVENUE RECOGNITION. The Company records distribution revenue and self-manufactured medical surgical product revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. These revenues are recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Company's customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit. The Company also acts as an intermediary in the ordering and subsequent delivery of bulk shipments of pharmaceutical products, which are classified as bulk deliveries to customer warehouses and are included in total revenue.

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

     Manufacturing and packaging revenues are recognized either upon shipment or delivery of the product, in accordance with the terms of the contract which specify when transfer of title occurs. Other revenues from services provided, such as development or sales and marketing services, are recognized upon the completion of such services.

     Drug delivery system revenue is recognized upon shipment of products to the customer. Non-product revenues include annual exclusivity fees, option fees to extend exclusivity agreements, and milestone payments for attaining certain regulatory approvals. The Company receives exclusivity payments from certain manufacturers in return for its commitment not to enter into agreements to manufacture competing products. The revenues related to these agreements are recognized over the term of the exclusivity or the term of the option agreement unless a particular milestone is designated, in which case revenues are recognized when all obligations of performance have been completed.

     Analytical science revenues from fixed contracts are recorded as projects are completed and billed. Projects are primarily for a short-term duration. Certain contracts contain provisions for price redetermination for cost overruns. Such amounts are included in service revenue when realization is assured and the amounts are reasonably determined.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue is recognized from sales-type leases of point-of-use systems when the systems are installed at the customer site and the lease becomes noncancellable (see Note 14 for additional information). Unearned income on sales-type leases is recognized using the interest method. Sales of point-of-use systems are recognized upon installation at the customer site. Revenue for systems installed under operating lease arrangements is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

SHIPPING AND HANDLING. Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statement of Earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $211.9 million for fiscal 2002, $206.6 million for fiscal 2001 and $176.3 million for fiscal 2000. Shipping and handling revenue received was immaterial for all periods presented.

TRANSLATION OF FOREIGN CURRENCIES. Financial statements of the Company's subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are accumulated in a separate component of shareholders' equity. Transactional exchange gains and losses are reflected in earnings.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. At the beginning of fiscal 2001, the Company adopted Financial Accounting Standard ("SFAS") No. 133, as amended, "Accounting for Derivatives and Hedging Activity." Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     The Company uses forward currency exchange contracts, currency options and interest rate swaps to manage its exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.

     The Company also uses interest rate swaps to hedge the changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and the underlying debt are adjusted to market value through other income/expense at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in other income/expense. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in other income/expense. Both the interest rate swaps and the foreign currency forward contracts are designated as fair value hedges.

     The Company does not use derivative instruments for trading or speculative purposes.

     All of the Company's derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS No.133. The periodic gains and losses of the contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, the resulting gains or losses are recognized in earnings offsetting the exposures of the underlying transactions. The carrying values of all contracts are included in other assets or liabilities.

     The Company's policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract that is either not designated as a hedge, or is so designated but is ineffective, is adjusted to market value and recognized in earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract's fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company's hedging contracts is provided in Note 5.

RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $65.1 million, $53.8 million, and $48.5 million in fiscal 2002, 2001, and 2000, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES. In accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities. No provision is made for U.S. income taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

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

DIVIDENDS. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.100, $0.080, and $0.067, for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

STOCK SPLITS. On February 27, 2001, the Company declared a three-for-two stock split which was effected as a stock dividend and distributed on April 20, 2001 to shareholders of record on April 5, 2001. All share and per share amounts included in the consolidated financial statements, except the Consolidated Statements of Shareholders' Equity, have been adjusted to retroactively reflect the stock split.

RECENT FINANCIAL ACCOUNTING STANDARDS. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue 94-3. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning or transactions occurring after May 15, 2002. This statement clarifies several accounting issues including the classification of gains and losses from the early extinguishment of debt and lease modifications that should be accounted for in a manner similar to a sales-leaseback transaction. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 revises the accounting for purchased goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company elected to adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company has ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily patents and trademarks,

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will continue to be amortized over their useful lives.

     SFAS 142 requires a two step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. The Company was required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement was adopted. This transitional impairment test required that the Company complete step one of the goodwill impairment test within six months from the date of initial adoption, or December 31, 2001. The Company completed the transitional impairment test and did not incur any impairment charges.

     The following table reconciles the Company's net earnings and per share amounts before the cumulative effect of change in accounting to net earnings and per share amounts adjusted for the amortization of intangible assets and goodwill.

(in millions, except per share amounts)                   June 30,
                                                          --------
                                            2002           2001           2000
                                            ----           ----           ----
Earnings before cumulative effect
    of change in accounting              $ 1,126.3      $   857.4      $   717.8
Goodwill amortization, net of tax               --           44.6           37.6
                                         ---------      ---------      ---------
Adjusted earnings before cumulative
    effect of change in accounting       $ 1,126.3      $   902.0      $   755.4
                                         =========      =========      =========

Basic earnings per share before
    cumulative effect of change in
    accounting                           $    2.50      $    1.93      $    1.64
Goodwill amortization, net of tax               --           0.10           0.08
                                         ---------      ---------      ---------
Adjusted basic earnings per share
    before cumulative effect of
    change in accounting                 $    2.50      $    2.03      $    1.72
                                         =========      =========      =========

Diluted earnings per share before
    cumulative effect of change in
    accounting                           $    2.45      $    1.88      $    1.60
Goodwill amortization, net of tax               --           0.10           0.08
                                         ---------      ---------      ---------
Adjusted diluted earnings per share
    before cumulative effect of
    change in accounting                 $    2.45      $    1.98      $    1.68
                                         =========      =========      =========

2. BUSINESS COMBINATIONS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS BUSINESS COMBINATIONS.

Fiscal 2002. The Company completed several individually immaterial acquisitions during fiscal 2002 which were accounted for under the purchase method of accounting. These business combinations primarily focused on expanding the service offerings within the Pharmaceutical Technologies and Services segment to include contract pharmaceutical development and integrated medical education. The aggregate purchase price, which was paid primarily in cash, was approximately $418.0 million. The Company issued approximately 0.3 million Common Shares to stockholders and outstanding stock options were converted into options to purchase a total of approximately 1.0 million Common Shares. Liabilities of the operations assumed were approximately $93.5 million, including debt of $11.1 million. The consolidated financial statements include the results of operations from each of these business combinations subsequent to the date of acquisition. Had these transactions occurred on July 1, 2000, results of operations would not have differed materially from reported results.

Fiscal 2001. On February 14, 2001, the Company completed a merger transaction with Bindley, which was accounted for as a

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pooling-of-interests. In the merger transaction with Bindley, the Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase approximately
5.1 million Common Shares. In fiscal 2002 and 2001, the Company recorded merger-related charges to reflect transaction and other costs incurred as a result of the merger transaction with Bindley.

     In addition, the Company also completed several other individually immaterial acquisitions during fiscal 2001 for approximately $374.9 million. Liabilities of the operations assumed were approximately $147.8 million, including debt of $25.0 million. These transactions were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 1999, results of operations would not have differed materially from reported results.

Fiscal 2000. On September 10, 1999, the Company completed a merger transaction with ALP, which was accounted for as a pooling-of-interests. The Company issued approximately 8.7 million Common Shares to ALP stockholders. During fiscal 2000 and subsequent years, the Company recorded merger-related charges to reflect transaction and other costs incurred as a result of the merger transaction with ALP.

     In addition to the merger transactions described above, during fiscal 2000, the Company completed several individually immaterial acquisitions, which were accounted for under the purchase method of accounting. These business combinations were primarily related to the Company's centralized nuclear pharmacies, medical-surgical distribution, point-of-use pharmacy systems and pharmaceutical-packaging services. The aggregate purchase price, which was paid primarily in cash, including fees and expenses, was approximately $120.2 million. Liabilities of the operations assumed were approximately $23.1 million, including debt of $4.0 million. Had the acquisitions taken place on July 1, 1998, consolidated results would not have been materially different from reported results.

     Additional merger-related costs associated with integrating the various acquired companies and instituting efficiencies relating to them will be charged to expense in subsequent periods when incurred.


SPECIAL CHARGES

The following is a summary of the special charges for the fiscal years ended June 30, 2002, 2001 and 2000.

                                                                Fiscal Year Ended June 30,
                                                                --------------------------
(in millions, except per share amounts)                     2002           2001           2000
---------------------------------------                     ----           ----           ----
Merger-related costs:
    Direct transaction costs                              $     --       $  (20.8)      $    1.2
    Employee-related costs                                   (23.7)         (44.6)          (7.7)
    ALP transaction bonus                                       --             --          (20.3)
    Pharmaceutical distribution center consolidation         (52.4)         (10.3)            --
    Other exit costs                                          (9.0)          (8.5)         (12.5)
    Scherer restructuring costs                                 --           (1.6)          (9.6)
    Other integration costs                                  (46.8)         (32.3)         (15.8)
                                                          --------       --------       --------
Total merger-related costs                                $ (131.9)      $ (118.1)      $  (64.7)
                                                          --------       --------       --------

Other special charges:
    Distribution center closures                          $     --       $   (5.0)      $     --
    Manufacturing facility closures                           (2.8)          (6.8)            --
    Employee-related costs                                   (15.2)            --             --
    Litigation settlement                                     11.3            5.0             --
                                                          --------       --------       --------
Total other special charges                               $   (6.7)      $   (6.8)      $     --
                                                          --------       --------       --------

Total special charges                                     $ (138.6)      $ (124.9)      $  (64.7)
Tax effect of special charges                                 51.5           39.6           14.9
                                                          --------       --------       --------
Net effect of special charges                             $  (87.1)      $  (85.3)      $  (49.8)
                                                          ========       ========       ========

Net effect on diluted earnings per share                  $  (0.19)      $  (0.19)      $  (0.11)
                                                          ========       ========       ========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger-Related Charges. Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs are primarily a result of the merger or acquisition transactions with Bindley, Bergen Brunswig Medical Corporation ("BBMC") on August 16, 2000, ALP, Allegiance Corporation ("Allegiance") on February 3, 1999, and R.P. Scherer Corporation ("Scherer") on August 7, 1998.

     During fiscal 2001 and 2000, the Company incurred direct transaction costs related to its merger transactions accounted for as a pooling-of-interests. These expenses primarily include investment banking, legal, accounting and other professional fees associated with the respective merger transactions. In addition, during the periods shown above, the Company incurred employee-related costs, which consist primarily of severance, non-compete agreements and transaction/stay bonuses as a result of certain acquisitions. Partially offsetting the transaction and employee-related costs recorded during the fiscal year ended June 30, 2000 was a $10.3 million credit to adjust the estimated transaction and employee-related costs previously recorded in connection with the Allegiance merger transaction. Actual billing and employee-related costs were less than the amounts originally anticipated, resulting in a reduction of the merger-related costs.

     During fiscal 2002 and 2001, the Company recorded charges of $52.4 million and $10.3 million, respectively, primarily associated with the Company's plans to consolidate distribution centers and corporate offices as a result of the Company's merger transaction with Bindley. In connection with such consolidations, the Company incurred employee-related costs of $7.5 million and $0.5 million, in fiscal 2002 and 2001, respectively, arising from the termination of approximately 950 employees primarily related to the closure of 14 Bindley distribution centers. In addition, exit costs related to termination of contracts and lease agreements were incurred during fiscal 2002 and 2001 of $3.6 million and $9.8 million. Also, asset impairment charges of $27.2 million were incurred during fiscal 2002. The remaining $14.1 million incurred during fiscal 2002 is primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers and corporate offices. As of June 30, 2002, the majority of the 950 employees had been terminated. The Company anticipates completing the distribution center consolidations by June 30, 2003. As part of the restructuring, the Company plans on closing a total of 16 Bindley distribution centers.

     Other exit costs relate primarily to costs associated with lease terminations and moving expenses as a direct result of the merger or acquisition transactions with BBMC, ALP, Allegiance and Scherer.

     During fiscal 2001 and 2000, the Company recorded charges of $1.6 million and $9.6 million, respectively, for business restructuring costs relating to the Company's merger transaction with Scherer. As part of the business restructuring, the Company closed certain facilities. In connection with such closings, the Company incurred employee-related costs of $1.6 million and $1.5 million in fiscal 2001 and 2000, respectively, arising from the termination of approximately 400 manufacturing and office employees, all of whom had been terminated as of June 30, 2001. In addition, asset impairment charges of $3.9 million were recorded in fiscal 2000. The remaining costs relate to exit costs for the termination of contracts and lease agreements. As of June 30, 2001, the restructuring plan had been completed.

      Other integration costs include charges directly related to integration of the operations of previous merger transactions, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

     Other Special Charges. During fiscal 2002, the Company incurred employee-related costs of $15.2 million primarily associated with a restructuring of the distribution and custom kitting operations in the Medical-Surgical Products and Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the fourth quarter of fiscal 2002. The restructuring plan is expected to be completed by December 31, 2002, and will result in the termination of approximately 600 employees.

     During the fourth quarter of fiscal 2002, the Company recorded income from net litigation settlements of $11.3 million. These settlements included a $13.3 million special item resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The recovery totaled $35.3 million, of which $22.0 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001 and $12.0 million in the first quarter of fiscal 2002). The amounts previously recorded were reflected as a reduction of cost of goods sold, which is consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims against other manufacturers, the amount of any future recovery is not currently estimable. Any future recoveries will be recorded as a special item in the period when a settlement is reached. The vitamin litigation income was offset by other items totaling $2.0 million, the majority of which involved a litigation settlement reached during fiscal 2002 related to Bindley.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount of $0.6 million arose in connection with employee-related costs associated with the termination of approximately 100 employees primarily related to the closure of the distribution centers. As of June 30, 2001, the restructuring plan had been completed.

     In addition, during fiscal 2002 and 2001, the Company recorded special charges of $2.8 million and $6.8 million, respectively, related to the restructuring of certain health and nutritional manufacturing facilities. During the fourth quarter of fiscal 2002, the Company incurred asset impairment costs of $1.8 million primarily due to a writeoff of obsolete inventory created by the rationalization of certain health and nutritional manufacturing facilities. Approximately $0.9 million and $2.2 million related to lease exit costs during fiscal 2002 and 2001, respectively. The remaining $0.1 million and $4.6 million during these periods related to employee-related costs associated with the termination of approximately 185 employees primarily consisting of manufacturing employees and certain management positions. As of June 30, 2002, the majority of these positions had been eliminated. The restructuring plan is expected to be completed by June 30, 2003.

     During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

Accrual Rollforward. The following table summarizes the activity related to the liabilities associated with the Company's special charges during the fiscal years ended June 30, 2002, 2001 and 2000:

($ in millions)                        2002           2001           2000
---------------                        ----           ----           ----
Balance at beginning of year         $   34.7       $   10.9       $   36.6

Additions(1)                            138.6          129.9           75.0
Payments                               (108.6)        (127.4)         (90.4)
Reversals                                  --           (5.0)         (10.3)
Bindley change in fiscal year(2)           --           26.3             --
                                     --------       --------       --------

Balance at end of year               $   64.7       $   34.7       $   10.9
                                     ========       ========       ========

    (1) Amounts represent items that have been either expensed as incurred or accrued according to generally accepted accounting principles.

    (2) As a result of changing Bindley's fiscal year end from calendar to June 30, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operation, but are reflected as an adjustment in the Consolidated Statements of Shareholder's Equity. See Note 1 for further discussion. During Bindley's six months ended June 30, 2000, Bindley recorded a special charge of $26.3 million ($25.7 million, net of tax) related to a litigation accrual settlement.



Summary. In fiscal 2002, the net effect of various special charges reduced reported earnings before cumulative effect of change in accounting by $87.1 million to $1,126.3 million (see Note 14 for discussion on cumulative effect of change in accounting) and reduced reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.19 per share to $2.45 per share. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share. In fiscal 2000, the net effect of various special charges reduced reported net earnings by $49.8 million to $717.8 million and reduced reported diluted earnings per Common Share by $0.11 per share to $1.60 per share.

     Certain merger-related and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special charges when incurred.


3.  LEASES

SALES-TYPE LEASES. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                        June 30,       June 30,
                                                          2002           2001
                                                          ----           ----
Future minimum lease payments receivable                $  975.3       $1,066.3
Unguaranteed residual values                                15.3           13.1
Unearned income                                           (137.7)        (155.3)
Allowance for uncollectible minimum lease payments
  receivable                                               (16.0)         (16.1)
                                                        --------       --------
Net investment in sales-type leases                        836.9          908.0
    Less: current portion                                  218.3          236.3
                                                        --------       --------
Net investment in sales-type leases, less current
  portion                                               $  618.6       $  671.7
                                                        ========       ========

     Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are:

                                   2003         2004         2005         2006         2007      Thereafter
                                   ----         ----         ----         ----         ----      ----------
Minimum lease payments           $ 268.1      $ 246.0      $ 216.7      $ 166.0      $  72.3      $   6.2

     Pyxis Funding II acquired a pool of sales-type leases from Pyxis Funding, and sold an undivided interest in those leases to a third party investor for approximately $150 million (see Notes 1 and 8 for additional information).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

NOTES PAYABLE, BANKS. The Company has entered into various unsecured, uncommitted line-of-credit arrangements that allow for borrowings up to $36.5 million at June 30, 2002, at various money market rates. At June 30, 2002, $0.8 million, at a weighted average interest rate of 3.3%, was outstanding under such arrangements and $8.3 million, at a weighted average interest rate of 6.50%, was outstanding at June 30, 2001. The total available but unused lines of credit at June 30, 2002 was $35.7 million.

LONG-TERM OBLIGATIONS. Long-term obligations consist of the following (in millions):

                                                              June 30,    June 30,
                                                               2002         2001
                                                               ----         ----
4.45% Notes due 2005                                         $   304.6   $      --
6.00% Notes due 2006                                             148.5       150.0
6.25% Notes due 2008                                             150.0       150.0
6.50% Notes due 2004                                             100.0       100.0
6.75% Notes due 2011                                             494.8       494.3
6.75% Notes due 2004                                             100.0        99.8
7.30% Notes due 2006                                             126.4       127.9
7.80% Debentures due 2016                                         75.7        75.7
7.00% Debentures due 2026 (7 year put option in 2003)            192.0       192.0
Preferred debt securities                                        400.0       400.0
Short-term borrowings, reclassified                               22.4        26.3
Other obligations; interest averaging 2.89% in 2002 and
  4.45% in 2001, due in varying installments
  through 2016                                                   110.0        60.9
                                                             ---------   ---------

Total                                                          2,224.4     1,876.9
Less: current portion                                             17.4         5.9
                                                             ---------   ---------

Long-term obligations, less current portion                  $ 2,207.0   $ 1,871.0
                                                             =========   =========

     The 4.45%, 6.00%, 6.25% and 6.50% Notes and the 6.75% Notes due 2011
represent unsecured obligations of the Company, and the 6.75% Notes due 2004 represent unsecured obligations of Scherer, which are guaranteed by the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance, which are guaranteed by the Company. These obligations are not redeemable prior to maturity and are not subject to a sinking fund. Interest is paid pursuant to the terms of the notes.

     During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2001. These preferred debt securities are classified as long-term debt in the Company's consolidated balance sheet. These preferred debt securities must be retired or redeemed by the SPE before the Company, or its creditors, can have access to the SPE's receivables. At June 30, 2002 and 2001, the SPE owned approximately $534.7 million and $497.2 million, respectively, of receivables that are included in the Company's consolidated balance sheet. The effective interest rate as of June 30, 2002 and 2001, was 3.41% and 6.47%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the SPE does not have any recourse against the general credit of the Company.

     The Company has a commercial paper program, providing on June 30, 2002 for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company did not have any borrowings outstanding under this program at June 30, 2002 and 2001.

     The Company also maintains other short-term credit facilities that allow for borrowings up to $131.9 million. At June 30,

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 and 2001, $22.4 million and $26.3 million were outstanding under these uncommitted facilities. The effective interest rate as of June 30, 2002 and 2001 was 2.05% and 4.30%, respectively.

     The Company also has an unsecured bank credit facility, which provides for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 27, 2003 and $750 million expires on March 31, 2004. The facility expiring on March 27, 2003, allows for the Company at its option, to extend the maturity of any monies borrowed for up to one year. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2002. At June 30, 2002 and 2001, the commercial paper and other short-term borrowings totaling $22.4 million and $26.3 million, respectively, were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings.

     During fiscal 2002, the Company issued $300 million of 4.45% Notes due 2005. The proceeds of the debt issuance were used toward repayment of a portion of the Company's indebtedness and general corporate purposes, including working capital, capital expenditures, acquisitions and investments. After such issuance, the Company has the capacity to issue approximately $700 million of additional equity or debt securities pursuant to the shelf registration statements filed with the Securities and Exchange Commission.

     During fiscal 2001, the Company issued $500 million of 6.75% notes due 2011. The proceeds of this debt issuance were used for early redemption of Bindley debt and for repayment of a portion of the Company's commercial paper and general corporate purposes, including working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions and investments.

     Certain long-term obligations are collateralized with property and equipment of the Company with an aggregate book value of approximately $4.7 million at June 30, 2002. Maturities of long-term obligations for future fiscal years are:


                                       2003       2004       2005       2006      2007     Thereafter     Total
                                       ----       ----       ----       ----      ----     ----------     -----
Maturities of long-term obligations   $ 17.4    $ 247.6    $ 313.8    $ 157.4    $ 135.3    $1,352.9    $2,224.4

5.  FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT. The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company maintains fixed rate debt as a percentage of its net debt within a certain range.

     The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage its changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs.

     At June 30, 2002 and 2001, the Company held pay-fixed interest rate swaps to hedge the variability of cash flows related to changes in interest rates on borrowing costs of variable rate debt. These contracts are classified as cash flow hedges and mature through January 2004. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts are effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in other comprehensive income will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

     The Company also held pay-floating interest rate swaps to hedge the change in fair value of the fixed rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through October 2006. The hedged fixed rate debt and the pay-floating interest rate swaps are adjusted to current market values through other income/expense. During fiscal 2002 and 2001, the market value adjustments for the debt hedged and pay-floating interest rate swaps directly offset one another in other income/expense.

     The following table represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2002 and 2001 included in other assets/liabilities and the amount of net gain/loss either deferred through other comprehensive income or

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized through other income/expense during fiscal 2002 and 2001.


(in millions)                              2002               2001          Classification of net gain/loss
-------------                              ----               ----          -------------------------------
Pay-fixed interest rate swaps:
     Notional amount                     $ 670.0            $ 270.0
     Liabilities                             9.8                6.9
     Gain/(loss)                            (2.9)              (6.9)        Other comprehensive income
Pay-floating interest rate swaps:
     Notional amount                     $ 577.8            $ 250.0
     Assets                                  4.6                  -
     Liabilities                             3.0                5.7
     Gain/(loss)                             7.3               (5.7)        Other income/expense

     The income/loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting income/loss recorded in other income/expense.

     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

     CURRENCY RISK MANAGEMENT. The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur.

     At June 30, 2002 and 2001, the Company held forward contracts expiring through June 2003 and June 2002, respectively to hedge probable, but not firmly committed, revenues and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, British pound, Swiss franc, Mexican peso, and the Thai bhat.

     At June 30, 2002 and 2001, the Company also held forward contracts expiring in July 2002 and July 2001, respectively to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through other income/expense, directly offsetting the adjustment of the foreign currency asset or liability.

     The following table represents the notional amount hedged, the value of the forward contracts outstanding at June 30, 2002 and 2001 included in other assets or liabilities and the amount of net gain/(loss) either deferred through other comprehensive income or recognized through other income/expense during fiscal 2002 and 2001.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)                                  2002       2001         Classification of net gain/loss
-------------                                  ----       ----         -------------------------------
Forward contracts - cash flow hedge:
     Notional amount                         $ 262.3     $  16.7
     Assets                                      7.6         0.7
     Liabilities                                15.0         0.5
     Gain/(loss)                               (7.6)         0.2       Other comprehensive income
Forward contracts - fair value hedge:
     Notional amount                         $  38.5     $  44.1
     Assets                                      0.2         0.1
     Liabilities                                 0.4         0.2
     Gain/(loss)                               (0.1)       (0.1)       Other income/expense

     The income/loss recorded on the forward contract fair value hedge is offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income/expense at the end of each period.

     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2002 and 2001, approximate their fair value because of the short-term maturities of these items.

     The estimated fair value of the Company's long-term obligations was $2,317.2 million and $1,905.9 million as compared to the carrying amounts of $2,224.4 million and $1,876.9 million at June 30, 2002 and 2001, respectively. The fair value of the Company's long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

     The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)                     2002                        2001
                         Notional     Fair Value     Notional     Fair Value
                          Amount      Gain/(Loss)     Amount      Gain/(Loss)
                          ------      -----------     ------      -----------
Foreign currency
  forward contracts     $   300.8         $ (7.7)     $  60.8       $   0.1
Interest rate swaps     $ 1,247.8         $  4.4      $ 520.0       $ (12.6)

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

Consolidated U.S. income before income taxes and change in accounting (in millions):

                                 Fiscal Year Ended June 30,
                                 --------------------------
                               2002        2001        2000
                               ----        ----        ----
U.S. Based Operations        $1,463.2    $1,125.6    $1,016.3

Non-U.S. Based Operations       238.1       206.6       125.5
                             --------    --------    --------

                             $1,701.3    $1,332.2    $1,141.8
                             ========    ========    ========

     The provision for income taxes before change in accounting consists of the following (in millions):

                         Fiscal Year Ended June 30,
                         --------------------------
                         2002       2001       2000
                         ----       ----       ----

Current:
  Federal              $ 287.1    $ 268.9    $ 242.0
  State                   23.8       26.8       25.2
  Foreign                 24.4       30.0       28.3
                       -------    -------    -------
    Total              $ 335.3    $ 325.7    $ 295.5

Deferred:
  Federal                208.5      126.9      108.3
  State                   29.8       17.9       15.4
  Foreign                  1.4        4.3        4.8
                       -------    -------    -------
    Total                239.7      149.1      128.5
                       -------    -------    -------
    Total provision    $ 575.0    $ 474.8    $ 424.0
                       =======    =======    =======

     A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate before change in accounting is as follows:

                                   Fiscal Year Ended June 30,
                                   --------------------------
                                  2002        2001        2000
                                  ----        ----        ----
Provision at Federal
   Statutory rate                 35.0%       35.0%       35.0%
State income taxes, net of
   Federal benefit                 2.6         3.0         3.1
Foreign tax rates                 (3.2)       (3.9)       (2.1)
Nondeductible expenses             0.2         1.7         1.3
Other                             (0.8)       (0.2)       (0.2)
                                  ----        ----        ----
   Effective income tax rate      33.8%       35.6%       37.1%
                                  ====        ====        ====

     Provision has not been made for U.S. or additional foreign taxes on $453.8 million of undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable in the unlikely event of the eventual remittance of such earnings.

     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          June 30,     June 30,
                                                           2002         2001
                                                           ----         ----
Deferred income tax assets:
   Receivable basis difference                         $     80.1     $   66.1
   Accrued liabilities                                       85.3         59.3
   Net operating loss carryforwards                          29.7         13.7
   Other                                                       --         18.6
                                                       ----------     --------

     Total deferred income tax assets                  $    195.1     $  157.7

   Valuation allowance for deferred income tax assets       (17.6)        (8.3)
                                                       ----------     --------

     Net deferred income tax assets                    $    177.5     $  149.4
                                                       ----------     --------

Deferred income tax liabilities:
   Inventory basis differences                             (385.9)      (234.7)
   Property-related                                        (275.1)      (231.2)
   Revenues on lease contracts                             (177.9)      (185.3)
   Other                                                   (192.2)      (112.1)
                                                       ----------     --------

     Total deferred income tax liabilities             $ (1,031.1)    $ (763.3)
                                                       ----------     --------

       Net deferred income tax liabilities             $   (853.6)    $ (613.9)
                                                       ==========     ========

     The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                               June 30,    June 30,
                                                 2002        2001
                                                 ----        ----
Other current liabilities                      $(139.8)    $  (8.5)
Deferred income taxes and other liabilities     (713.8)     (605.4)
                                               -------     -------

  Net deferred income tax liabilities          $(853.6)    $(613.9)
                                               =======     =======

     The Company had state net operating loss carryforwards of $595.0 million at June 30, 2002. A valuation allowance of $17.6 million at June 30, 2002 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The state net operating loss carryforwards expire through 2022. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually. At June 30, 2002, the Company did not have any foreign tax credit carryforwards. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

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

     The total expense for employee retirement benefit plans (excluding defined benefit plans, see below) was $59.0 million, $57.7 million and $47.2 million as of June 30, 2002, 2001 and 2000, respectively.

DEFINED BENEFIT PLANS. The Company has several defined benefit plans covering substantially all Scherer salaried and hourly employees. The Company's domestic defined benefit plans provide defined benefits based on years of service and level of

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by the applicable regulations.

     The following tables provide a reconciliation of the change in projected benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a measurement date of March 31, in millions):

                                                 June 30,
                                                 --------
                                             2002        2001
                                             ----        ----
Change in projected benefit obligation:
     Projected benefit obligation at
        beginning of year                  $ 104.5     $ 100.0
     Service cost                              4.1         4.0
     Interest cost                             7.2         6.3
     Plan participant contributions            1.3         0.7
     Actuarial  loss                           6.1         0.6
     Benefits paid                            (5.5)       (1.7)
     Translation                              12.0        (5.4)
     Curtailments                             (0.3)         --
     Plan amendments                          (0.6)         --
                                           -------     -------
     Projected benefit obligation at end
       of year                             $ 128.8     $ 104.5
                                           -------     -------

                                                 June 30,
                                                 --------
                                             2002        2001
                                             ----        ----
Change in plan assets:
     Fair value of plan assets at
       beginning of year                   $  58.0     $  64.9
     Actual return on plan assets             (0.1)       (7.5)
     Employer contributions                    5.3         5.2
     Plan participant contributions            1.3         0.7
     Benefits paid                            (4.9)       (1.8)
     Translation                               8.8        (3.5)
                                           -------     -------
     Fair value of plan assets
       at end of year                      $  68.4     $  58.0
                                           =======     =======

                                                 June 30,
                                                 --------
                                             2002        2001
                                             ----        ----
Funded status                              $ (60.4)    $ (46.5)
Unrecognized net actuarial loss               31.0        20.6
Unrecognized net transition
     asset                                    (0.3)       (0.4)
Unrecognized prior service cost               (0.5)        0.2
Other                                          0.1         0.1
                                           -------     -------
Net amount recognized                      $ (30.1)    $ (26.0)
                                           =======     =======

Amounts recognized in the
     Consolidated Balance Sheets:
       Accrued benefit liability           $ (30.1)    $ (26.0)
                                           -------     -------
Net amount recognized                      $ (30.1)    $ (26.0)
                                           =======     =======

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $123.5 million, $111.4 million and $63.2 million, respectively, as of June 30, 2002 and $103.4 million, $95.6 million, and $56.8 million, respectively, as of June 30, 2001.

    Components of the Company's net periodic benefit costs are as follows (in millions):


                                           For the Fiscal Year Ended June 30,
                                           ----------------------------------
                                              2002        2001        2000
                                              ----        ----        ----
Components of net periodic benefit cost:
         Service cost                       $   4.1     $   4.0     $   4.6
         Interest cost                          7.2         6.3         5.7
         Expected return on plan assets        (4.8)       (4.9)       (6.2)
         Net amortization  and other(1)         0.7         0.7         2.0
                                            -------     -------     -------
     Net amount recognized                  $   7.2     $   6.1     $   6.1
                                            =======     =======     =======

     (1) Amount represents primarily the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

     For fiscal 2002 and 2001, the weighted average actuarial assumptions used in determining the funded status information and net periodic benefit cost information were: discount rate of 6.3% and 6.4%, expected return on plan assets of 7.2% and 7.3% and rate of compensation increase of 4.0% and 3.9%, respectively.

8.   OFF BALANCE SHEET RISK

     The Company formed Pyxis Funding for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Pyxis and selling the lease receivables to Pyxis Funding II. Pyxis Funding is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II was formed for the sole purposes of acquiring lease receivables under sales-type leases from Pyxis Funding and issuing Pyxis Funding II's notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly owned, special purpose, bankruptcy-remote subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II, as Pyxis Funding II is a qualified special purpose entity, as defined under SFAS 140. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their creditors. The investor in Pyxis Funding II's notes had a principal balance of $95.4 million on August 31, 2002, and is provided with credit protection in the form of 20% ($23.8 million) over-collateralization.

     At June 30, 2002, the Company had $280.0 million in committed receivables sales facility programs through MSCC and CHF. MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or to other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with generally accepted accounting principles, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe, and Griffin. The sale of receivables by MSCC and CHF qualifies for sale treatment under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and accordingly the related receivables are not included in the Company's consolidated financial statements. The total amount of receivables that have been sold under the MSCC program was $8.8 million and $13.5 million at June 30, 2002 and 2001, respectively. There were no outstanding sold receivables under the CHF program as of June 30, 2002 and 2001. Recourse is provided under the MSCC program by the requirement that MSCC retain 20% subordinated interest in the sold receivables. Subordinated interest at June 30, 2002 was $2.2 million. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The percentage is determined based upon the composition of the receivables sold. At June 30, 2002, no receivables had been sold under this program and as a result no subordinated interest was outstanding.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's aggregate cash flows related to these receivable transfers were as follows during fiscal 2002 and 2001:

                                                     2002        2001
                                                     ----        ----
Proceeds received upon transfer of receivables    $   295.4   $    90.6
Cash collected in servicing the related
  receivables                                           1.2        --
Proceeds received on subordinated interests            58.4        47.6
                                                  ---------   ---------
Cash inflow to the consolidated Company           $   355.0   $   138.2
Cash collections remitted to third-party
   investor                                          (257.2)     (135.6)
                                                  ---------   ---------
Net benefit to the Company's cash flow            $    97.8   $     2.6
                                                  =========   =========

     Pyxis, MSCC and CHF are required to repurchase any receivables sold only if it is determined that the representations and warranties with regard to the related receivables were not accurate on the date sold.

     The Company has entered into operating lease agreements with several banks for the construction of various new facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from November 2003 through October 2008, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2002, the amount expended to acquire and/or construct the facilities was $479.7 million. The agreements provide for maximum fundings of $604.1 million, which is greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2002, the weighted average interest rate on the agreements approximated 2.6%. The Company's minimum annual lease payments under the agreements at June 30, 2002 were approximately $13.2 million.


9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The future minimum rental payments for operating leases (excluding those referenced in Note 8) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2002 are:

                                    2003      2004      2005      2006      2007    Thereafter
                                    ----      ----      ----      ----      ----    ----------
Minimum rental payments           $ 52.9    $ 44.5    $ 35.7    $ 26.0    $ 18.4      $ 34.6

     Rental expense relating to operating leases (including those referenced in Note 8) was approximately $77.6 million, $78.4 million, and $76.1 million in fiscal 2002, 2001 and 2000, respectively. Sublease rental income was not material for any period presented herein.

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and will defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

     As of June 30, 2002, there were approximately 380 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/potential damages; therefore Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately eight hundred cases. As of June 30, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

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


10.  SHAREHOLDERS' EQUITY

     At June 30, 2002 and 2001, the Company's authorized capital shares consisted of (a) 750 million Class A common shares, without par value; (b) 5 million Class B common shares, without par value; and (c) 0.5 million non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2002 and 2001.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of June 30, 2002, 5.1 million Common Shares having an aggregate cost of approximately $308.3 million had been repurchased through this plan. Subsequent to the end of fiscal 2002, 3.2 million Common Shares having an aggregated cost of approximately $191.7 million had been repurchased through this plan. The Company completed this program in August 2002. The repurchased shares will be held as treasury shares and used for general corporate purposes.

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

       During fiscal 2001, the Company issued approximately 0.8 million Common Shares for which it received aggregate proceeds of $47.5 million, which were used for general corporate purposes.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During fiscal 2002, the Company's two largest customers, CVS and Novation, individually accounted for 13% and 11% of operating revenue, respectively. These same two customers individually accounted for 12% and 10% of operating revenue, respectively, during fiscal 2001. Additionally, a third customer, Premier, accounted for 10% of operating revenue during fiscal 2001. During fiscal 2000, the Company's two largest customers, Premier and Novation, individually accounted for 11% and 10% of operating revenue, respectively. These customers are serviced primarily through the Pharmaceutical Distribution and Provider Services and Medical-Surgical Products and Services segments. During fiscal 2002, two customers, CVS and Walgreens, individually accounted for 60% and 20%, respectively, of bulk deliveries. These same two customers accounted for 46% and 22% of bulk deliveries, respectively, during fiscal 2001 and 42% and 30% of bulk deliveries, respectively, during fiscal 2000. Additionally, Eckerd accounted for 16% of bulk deliveries during fiscal 2000.

     At June 30, 2002, CVS and Walgreens accounted for 18% and 8%, respectively, of the Company's gross trade receivable balance. At June 30, 2001, these same two customers accounted for 21% and 5%, respectively of the Company's total trade receivable balance. Premier and Novation are group purchasing organizations ("GPO"). The Company's trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these organizations.


12.  STOCK OPTIONS AND RESTRICTED SHARES

     The Company maintains several stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant. Certain plans are subject to shareholder approval while other plans have been authorized solely by the Board of Directors (the "Board"). The following is a description of plans that have not been authorized by shareholders:

Broadly-based Equity Incentive Plan, as amended

     The Broadly-based Equity Incentive Plan was adopted by the Board effective November 15, 1999 and further amended pursuant to resolutions of the Board adopted on August 8, 2001. The plan provides for grants in the form of Nonqualified Stock Options, Restricted Shares, and Restricted Share Units to employees of the Company. The aggregate number of Common Shares authorized for issuance pursuant to the plan is 36.0 million shares with generally no more than 10% of the authorized amount issuable in the form of Restricted Shares and Restricted Share Units having a restriction period of less than three years.

     The Broadly-based Equity Incentive Plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Outside Directors Equity Incentive Plan

     The Outside Directors Equity Incentive Plan was adopted by the Board effective May 10, 2000. The plan reserves and makes available for distribution an aggregate of 1.5 million shares for grants in the form of Nonqualified Stock Options and Restricted Shares to members of the Board who do not serve as employees of the Company. The plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to any of the provisions of ERISA.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes plans at June 30, 2002:

                                        Outstanding
                               -------------------------------
                                                               Shares Available
                                              Weighted Average    for Future
                                 Options      Exercise Price      Issuance
                               in millions)     per Share       (in millions)
                               ------------  ----------------  ----------------
Plans approved by
     shareholders                     13.5      $   44.15           20.9
Plans not approved by
     shareholders                     14.3      $   55.86           23.2
Plans acquired through
     acquisition                       9.3      $   24.15             --
                                      ----      ---------           ----
Balance at June 30, 2002              37.1      $   43.64           44.1
                                      ====      =========           ====

      The following summarizes all stock option transactions for the Company under the plans from July 1, 1999 through June 30, 2002, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per share amounts):

                                          Weighted Average
                             Options       Exercise Price
                           Outstanding        per Share
                           -----------        ---------
Balance at June 30, 1999        34.8           $21.37
Granted                         10.4            31.24
Exercised                       (6.5)           14.49
Canceled                        (1.5)           36.30
Other                            0.2             3.55
                              ------           ------
Balance at June 30, 2000        37.4           $24.53
Granted                          7.0            64.76
Exercised                      (10.3)           17.35
Canceled                        (1.3)           41.99
Other                            0.5            34.12
                              ------           ------
Balance at June 30, 2001        33.3           $34.83
Granted                          8.7            68.02
Exercised                       (4.5)           23.40
Canceled                        (1.4)           51.75
Other                            1.0            47.32
                              ------           ------
Balance at June 30, 2002        37.1           $43.64
                              ======           ======

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additional information concerning stock options outstanding as of June 30, 2002 is presented below:

                                      Outstanding                                    Exercisable
                     ------------------------------------------------    --------------------------------
                                        Weighted
                                        average          Weighted                           Weighted
Range of exercise                      remaining          average                            average
      prices           Options        contractual      exercise price       Options       exercise price
    per Share       (in millions)    life in years       per share        (in millions)      per share
    ---------       -------------    -------------     --------------     -------------    --------------
$ 0.92 - $ 25.84          7.9             4.4             $16.07                7.9             $16.07
$26.12 - $ 30.34          1.6             6.0              28.12                1.5              28.11
$30.67 - $ 31.17          7.7             7.4              31.17                1.0              31.17
$31.46 - $ 66.08         11.9             7.6              55.43                5.7              45.87
$66.09 - $132.72          8.0             9.4              68.57                 --                 --
----------------         ----             ---             ------               ----             ------
$ 0.92 - $132.72         37.1             7.2             $43.64               16.1             $29.03
                         ----             ---             ------               ----             ------

     The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per Common Share would have been reduced as follows:

                              2002           2001           2000
                              ----           ----           ----
Net earnings               $  (71.6)      $  (80.3)      $  (24.7)
Diluted earnings per
   share                   $  (0.16)      $  (0.18)      $  (0.06)

     During fiscal 2001, stock options outstanding under the previous Bindley plans vested immediately on the merger date. These accelerated grants increased the fiscal 2001 pro forma effect on net earnings and diluted earnings per Common Share by $31.9 million and $0.07 per share, respectively.

      Giving retroactive effect to conversion of stock options related to mergers and stock splits, the weighted average fair value of options granted during fiscal 2002, 2001, and 2000 was $25.95, $23.42, and $11.68, respectively.

     The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                         As of June 30,
                                         --------------
                               2002          2001          2000
                               ----          ----          ----
Risk-free interest rate         3.84%         4.66%         6.25%
Expected life                5 years       4 years       4 years
Expected volatility               36%           38%           37%
Dividend yield                  0.15%         0.15%         0.18%

     The market values of restricted shares and restricted share units awarded by the Company are recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The restricted shares are amortized to expense over the period in which participants perform services, generally one to seven years. The restricted share units are generally amortized over a five-year vesting period. As of June 30, 2002, approximately 0.6 million shares and units remained restricted and subject to forfeiture.

      The Company has employee stock purchase plans under which the sale of 12.0 million of the Company's Common Shares have been authorized. The purchase price is determined by the lower of 85 percent of the closing market price on the date of subscription or 85 percent of the closing market price on the last day of the offering period. At June 30, 2002, subscriptions of $0.4 million were outstanding. Through June 30, 2002, 1.4 million shares had been issued to employees under the plans.


13.  EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic and diluted earnings per share for the three years ending June 30, 2002:

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(in millions)                          2002        2001         2000
-------------                          ----        ----         ----
Weighted-average shares-basic         450.1       443.2        438.8

Effect of dilutive securities:
     Employee stock options             9.8        12.3          9.9
                                      -----       -----        -----
Weighted-average shares-diluted       459.9       455.5        448.7
                                      =====       =====        =====

     The potentially dilutive employee stock options that were antidilutive for fiscal 2002, 2001 and 2000 were 0.9 million, 5.7 million and 5.6 million, respectively.


14.  CHANGE IN ACCOUNTING

     In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting method will provide for a more objectively determinable method of revenue recognition. In addition, the Company has implemented other changes to better service its customers and leverage operational efficiencies. The Company recorded a cumulative effect of change in accounting of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during the first quarter of fiscal 2002. The after tax dilutive impact of the cumulative effect is $0.15 per diluted share. The effect of the change for the fiscal year ended June 30, 2002 was to reduce net earnings before the cumulative effect by approximately $18.6 million. This change reduced diluted earnings per share by $0.04 for the fiscal year ended June 30, 2002. The pro-forma effect of this accounting change on prior periods has not been presented as the required information is not available.

15.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the three years ended June 30, 2002, in total and by reporting segment:

                                             Pharmaceutical      Medical-
                                              Distribution       Surgical      Pharmaceutical   Automation and
                                              And Provider       Products     Technologies and    Information
             (in millions)                      Services       and Services       Services         Services            Total
             -------------                      --------       ------------       --------         --------            -----
Balance at June 30, 1999                        $   90.5          $  648.1          $  184.0          $   35.2       $  957.8
  Goodwill acquired, net of purchase price
     adjustments and other                          72.1               9.6              16.6              11.3          109.6
   Amortization                                     (4.5)            (28.8)             (5.9)             (2.3)         (41.5)
                                                --------          --------          --------          --------       --------
Balance at June 30, 2000                        $  158.1          $  628.9          $  194.7          $   44.2       $1,025.9
                                                ========          ========          ========          ========       ========
 Goodwill acquired, net of purchase price
     adjustments and other                           1.0              74.0             106.6                --          181.6
  Amortization                                      (6.8)            (31.2)             (8.4)             (2.5)         (48.9)
                                                --------          --------          --------          --------       --------
Balance at June 30, 2001                        $  152.3          $  671.7          $  292.9          $   41.7       $1,158.6
                                                ========          ========          ========          ========       ========
  Goodwill acquired, net of purchase price
     adjustments and other                           7.5               3.7             346.5               9.0          366.7
                                                --------          --------          --------          --------       --------
Balance at June 30, 2002                        $  159.8          $  675.4          $  639.4          $   50.7       $1,525.3
                                                ========          ========          ========          ========       ========

     All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class for the three years ended June 30, 2002 is as follows:

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Gross      Accumulated         Net
      (in millions)            Intangible    Amortization     Intangible
      -------------            ----------    ------------     ----------
June 30, 2000
  Trademarks and patents        $  32.5         $  20.1         $  12.4
  Non-compete agreements           21.5            17.8             3.7
  Other                             7.5             5.8             1.7
                                -------         -------         -------
   Total                        $  61.5         $  43.7         $  17.8
                                -------         -------         -------
June 30, 2001
    Trademarks and patents      $  29.0         $  19.2         $   9.8
    Non-compete agreements         20.2            17.8             2.4
    Other                          13.0             8.4             4.6
                                -------         -------         -------
     Total                      $  62.2         $  45.4         $  16.8
                                -------         -------         -------
June 30, 2002
  Trademarks and patents        $  30.0         $  20.4         $   9.6
  Non-compete agreements           20.4            19.1             1.3
  Other                            16.8             8.9             7.9
                                -------         -------         -------
   Total                        $  67.2         $  48.4         $  18.8
                                -------         -------         -------

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the years ended June 30, 2002, 2001 and 2000 (including goodwill amortization in fiscal 2001 and 2000) was $3.0 million, $50.6 million and $46.1 million, respectively. Amortization expense is estimated to be:

                            2003       2004       2005       2006       2007
                            ----       ----       ----       ----       ----
Amortization expense       $ 2.4      $ 1.9      $ 1.4      $ 1.2      $ 1.1


16.  SEGMENT INFORMATION

     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services.

     The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, healthcare, radiopharmaceuticals, and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other healthcare providers. In addition, this segment provides services to the healthcare industry through integrated pharmacy management, temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

     The Medical-Surgical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products as well as products not manufactured internally to hospitals, physician offices, surgery centers and other healthcare providers.

     The Pharmaceutical Technologies and Services segment provides services to the healthcare industry through the design of unique drug delivery systems, liquid fill capsule contract manufacturing, comprehensive packaging, pharmaceutical development and commercialization services.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2002, 2001 and 2000:

(in millions)                                                              Revenue
                                                                           -------
                                                             2002            2001            2000
                                                             ----            ----            ----

Operating revenue:
   Pharmaceutical Distribution and Provider Services(1)    $36,359.8       $31,185.8       $23,849.6
   Medical-Surgical Products and Services                    6,255.5         5,902.6         4,960.2
   Pharmaceutical Technologies and Services(2)               1,306.6         1,177.8         1,079.8
   Automation and Information Services                         560.2           472.2           402.4
   Other                                                       (87.8)          (78.3)          (34.2)
                                                           ---------       ---------       ---------
Total operating revenue                                    $44,394.3       $38,660.1       $30,257.8
Bulk deliveries to customer warehouses:
   Pharmaceutical Distribution and Provider Services         6,741.4         9,287.5         8,092.1
                                                           ---------       ---------       ---------
Total revenue                                              $51,135.7       $47,947.6       $38,349.9
                                                           =========       =========       =========

                                                                    Operating Earnings
                                                                    ------------------
                                                            2002           2001           2000
                                                            ----           ----           ----
   Pharmaceutical Distribution and Provider Services      $1,087.8       $  883.7       $  674.6
   Medical-Surgical Products and Services                    539.8          442.4          368.0
   Pharmaceutical Technologies and Services                  259.8          219.0          200.6
   Automation and Information Services                       209.2          168.4          138.0
   Corporate(3)                                             (262.8)        (226.4)        (100.7)
                                                          --------       --------       --------
Total operating earnings                                  $1,833.8       $1,487.1       $1,280.5
                                                          ========       ========       ========

     The following tables include depreciation and amortization expense as well as capital expenditures for the fiscal years ended June 30, 2002, 2001 and 2000 and assets as of June 30, 2002, 2001 and 2000 for each segment and reconciling items necessary to total to amounts reported in the consolidated financial statements:

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Depreciation and Amortization Expense
                                                           -------------------------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
   Pharmaceutical Distribution and Provider Services      $    63.2      $    63.3      $    53.0
   Medical-Surgical Products and Services                      87.7          120.4          120.5
   Pharmaceutical Technologies and Services                    63.2           60.6           48.9
   Automation and Information Services                         14.3           11.2           15.8
   Corporate                                                   15.1           25.1           18.8
                                                          ---------      ---------      ---------
Total depreciation and amortization expense(4)            $   243.5      $   280.6      $   257.0
                                                          =========      =========      =========

                                                                  Capital Expenditures
                                                                  --------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
   Pharmaceutical Distribution and Provider Services      $    80.5      $    87.2      $    99.2
   Medical-Surgical Products and Services                      88.0           89.7          109.8
   Pharmaceutical Technologies and Services                   101.8          157.2          105.1
   Automation and Information Services                         15.1            7.1           17.0
                                                          ---------      ---------      ---------
Total capital expenditures                                $   285.4      $   341.2      $   331.1
                                                          =========      =========      =========

                                                                           Assets
                                                                           ------
                                                             2002           2001           2000
                                                             ----           ----           ----
   Pharmaceutical Distribution and Provider Services      $ 8,490.9      $ 7,699.5      $ 6,273.3
   Medical-Surgical Products and Services                   3,236.9        3,208.3        2,899.5
   Pharmaceutical Technologies and Services                 2,120.9        1,496.1        1,291.7
   Automation and Information Services                      1,211.3        1,212.5        1,044.5
   Corporate(5)                                             1,378.0        1,026.0          515.1
                                                          ---------      ---------      ---------
Total assets                                              $16,438.0      $14,642.4      $12,024.1
                                                          =========      =========      =========

     (1) The Pharmaceutical Distribution and Provider Services segment's operating revenues are derived from three main product categories. These product categories and their respective contributions to operating revenue are as follows:

          Product Category                            2002      2001      2000
          ----------------                            ----      ----      ----
          Pharmaceuticals and Healthcare Products       93%       93%       93%
          Specialty Pharmaceutical Products              3%        4%        4%
          Other Products & Services                      4%        3%        3%
                                                       ---       ---       ---
          Total                                        100%      100%      100%
                                                       ===       ===       ===

     (2) The Pharmaceutical Technologies and Services segment's operating revenues are derived from three main product categories. These product categories and their respective contributions to operating revenue are as follows:

          Product Category                            2002      2001      2000
          -----------------                           ----      ----      ----
          Manufactured Products                         67%       70%       68%
          Packaged Products                             29%       28%       30%
          Other Products & Services                      4%        2%        2%
                                                       ---       ---       ---
               Total                                   100%      100%      100%
                                                       ===       ===       ===

     (3) Corporate-operating earnings primarily consist of special charges of $138.6 million, $124.9 million, and $64.7 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, and unallocated corporate administrative expenses and investment spending.

     (4) Total depreciation and amortization expense declined in fiscal 2002 as compared to fiscal 2001 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized. See additional information in Notes 1 and 15.

     (5) Corporate-assets include primarily corporate cash and cash equivalents, corporate property and equipment, net, and unallocated deferred taxes.

The following table presents revenue and long-lived assets by geographic area (in millions):

                                   Revenue                          Long-Lived Assets
                                   -------                          -----------------
                      For The Fiscal Year Ended June 30,              As of June 30,
                      ----------------------------------              --------------
                      2002           2001           2000           2002           2001
                      ----           ----           ----           ----           ----
United States      $50,185.0      $46,957.2      $37,368.4      $ 1,416.6      $ 1,387.0
International          950.7          990.4          981.5          477.8          451.3
                   ---------      ---------      ---------      ---------      ---------
Total              $51,135.7      $47,947.6      $38,349.9      $ 1,894.4      $ 1,838.3
                   =========      =========      =========      =========      =========

Long-lived assets include property and equipment, net of accumulated depreciation.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following selected quarterly financial data (in millions, except per share amounts) for fiscal 2002 and 2001 have been restated to reflect the pooling-of-interests business combinations as discussed in Note 2.

                                                     First           Second         Third         Fourth
                                                    Quarter         Quarter        Quarter        Quarter
                                                    -------         -------        -------        -------
Fiscal 2002
    Revenue:
       Operating revenue                           $ 9,865.4       $11,221.7      $11,541.3      $11,765.9
       Bulk deliveries to customer warehouses        1,908.0         1,870.4        1,700.7        1,262.3
                                                   ---------       ---------      ---------      ---------
    Total revenue                                  $11,773.4       $13,092.1      $13,242.0      $13,028.2

    Gross margin                                   $   914.7       $ 1,000.5      $ 1,068.5      $ 1,062.5
    Selling, general and administrative
      expenses                                     $   502.4       $   514.0      $   536.0      $   521.4

    Earnings before cumulative effect of
        change in accounting                       $   246.4       $   283.3      $   300.3      $   296.3
    Cumulative effect of change
        in accounting                                  (70.1)             --             --             --
                                                   ---------       ---------      ---------      ---------
    Net earnings                                   $   176.3       $   283.3      $   300.3      $   296.3

    Earnings before cumulative effect
      of change in accounting per
      Common Share:
      Basic                                        $    0.55       $    0.63      $    0.67      $    0.66
      Diluted                                      $    0.53       $    0.62      $    0.66      $    0.64
                                                   ---------       ---------      ---------      ---------

                                                     First           Second         Third         Fourth
                                                    Quarter         Quarter        Quarter        Quarter
                                                    -------         -------        -------        -------
Fiscal 2001
    Revenue:
      Operating revenue                            $ 8,510.9       $ 9,560.7      $10,334.2      $10,254.3
      Bulk deliveries to customer warehouses         2,529.0         2,365.9        2,245.9        2,146.7
                                                   ---------       ---------      ---------      ---------
    Total revenue                                  $11,039.9       $11,926.6      $12,580.1      $12,401.0

    Gross margin                                   $   804.2       $   885.4      $   946.1      $   975.9
    Selling, general and administrative
      expenses                                     $   455.3       $   479.3      $   497.3      $   518.8
    Goodwill amortization                          $    12.1       $    12.4      $    12.6      $    11.8
    Net earnings                                   $   190.0       $   221.2      $   192.9      $   253.3

    Net earnings per Common Share:
      Basic                                        $    0.43       $    0.50      $    0.43      $    0.57
      Diluted                                      $    0.42       $    0.49      $    0.42      $    0.55

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As discussed in Note 2, merger-related costs and other special charges were recognized in various quarters in fiscal 2002 and 2001. The following table summarizes the impact of such costs on net earnings and diluted earnings per share in the quarters in which they were recorded (in millions, except per share amounts):

                                               First        Second        Third       Fourth
                                               Quarter      Quarter      Quarter      Quarter
                                               -------      -------      -------      -------
Fiscal 2002
    Net earnings                               $ (7.6)      $(10.3)      $(24.7)      $(44.5)
    Diluted net earnings per Common Share      $(0.02)      $(0.02)      $(0.05)      $(0.10)
                                               ------       ------       ------       ------
Fiscal 2001
    Net earnings                               $ (6.0)      $ (6.0)      $(61.8)      $(11.5)
    Diluted net earnings per Common Share      $(0.01)      $(0.01)      $(0.14)      $(0.03)
                                               ------       ------       ------       ------

18.  SUBSEQUENT EVENT / PENDING TRANSACTIONS

     On June 14, 2002, the Company announced that it had entered into a definitive agreement to acquire Syncor International Corporation ("Syncor"), a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. The acquisition of Syncor is a stock-for-stock merger transaction and is expected to be completed by the end of the second quarter of fiscal 2003, subject to customary conditions, including Syncor stockholder approval. At the completion of the acquisition, each Syncor share will be converted to 0.52 of a Common Share. Based on the closing sale price of a Common Share as of September 27, 2002, the value of the Common Shares to be received by all of the Syncor stockholders in connection with the merger is approximately $900 million.

     On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares of up to an aggregate $500 million. As of August 31, 2002, 1.1 million Common Shares having an aggregate cost of approximately $73.1 million had been repurchased through this plan. The repurchased shares will be held as treasury shares and used for general corporate purposes.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 8, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent public accountants and engaged Ernst and Young LLP ("E&Y") to serve as the Company's independent public accountants for the fiscal year ending June 30, 2002.

     Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with its audits for the Company's fiscal years ended June 30, 2001 and 2000 and through May 8, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter in connection with AA's report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.01 is a copy of AA's letter, dated May 9, 2002, stating its agreement with such statements.

     During the fiscal years ended June 30, 2001 and 2000 and through May 8, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to Directors is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's 2002 Annual Meeting of Shareholders (the "Annual Meeting") under the caption "ELECTION OF DIRECTORS."

     Information with respect to Executive Officers of the Company appears in
Part I of this report.


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

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K, AND CONTROLS AND PROCEDURES

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                    PAGE
                                                                    ----
Independent Auditors' Reports ...................................     28
Financial Statements:
Consolidated Statements of Earnings for the Fiscal Years Ended
  June 30, 2002, 2001 and 2000 ..................................     33
Consolidated Balance Sheets at June 30, 2002 and 2001 ...........     34
Consolidated Statements of Shareholders' Equity for the Fiscal
  Years Ended June 30, 2002, 2001 and 2000 ......................     35
Consolidated Statements of Cash Flows for the Fiscal Years Ended
  June 30, 2002, 2001 and 2000 ..................................     36
Notes to Consolidated Financial Statements ......................     37

(a)(2) The following Supplemental Schedule is included in this report:

                                                                    PAGE
                                                                    ----
Schedule II - Valuation and Qualifying Accounts..................     73

    All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number     Exhibit Description
------     -------------------
3.01       Amended and Restated Articles of Incorporation of the Registrant, as
           amended (1) and (20)

3.02       Amended and Restated Code of Regulations, as amended(1) and (29)

4.01       Specimen Certificate for the Registrant's Class A common shares (33)

4.02       Indenture dated as of May 1, 1993 between the Registrant and Bank
           One, Indianapolis, NA, Trustee, relating to the Registrant's 6 1/2%
           Notes Due 2004 and 6% Notes Due 2006(2)

4.03       Indenture dated as of April 18, 1997 between the Registrant and Bank
           One, Columbus, NA, Trustee, relating to the Registrant's 6 1/4 %
           Notes Due 2008 and 6.75% Notes Due 2011(3)

4.04 Indenture dated as of October 1, 1996 between Allegiance Corporation and PNC Bank, Kentucky, Inc. ("PNC"), Trustee; and First Supplemental
           Indenture dated as of February 3, 1999 by and among Allegiance
           Corporation, the Company and Chase Manhattan Trust Company National
           Association (as successor in interest to PNC), Trustee(4)

4.05       Indenture dated January 1, 1994 between R.P. Scherer International
           Corporation and Comerica Bank; First Supplemental Indenture by and among R.P. Scherer International Corporation, R.P. Scherer
           Corporation and Comerica Bank dated February 28, 1995; and Second
           Supplemental Indenture by and among R.P. Scherer Corporation, the
           Registrant and Comerica Bank dated as of August 7, 1998(5)

4.06       Form of Warrant Certificate to Purchase Company Common Shares(6)

4.07       Form of Debt Securities of the Registrant (32)

10.01      Stock Incentive Plan of the Registrant, as amended(7)*

Exhibit
Number     Exhibit Description
------     -------------------
10.02      Outside Directors Equity Incentive Plan(21)*

10.03 Directors' Stock Option Plan of the Registrant, as amended and restated(7)*

10.04 Amended and Restated Equity Incentive Plan of the Registrant, as amended ((16), except for the First Amendment which is included as an exhibit to this Annual Report on Form 10-K)(33)*

10.05      Form of Nonqualified Stock Option Agreement, as amended(16)*

10.06      Form of Restricted Shares Agreement, as amended(16)*

10.07      Form of Directors' Stock Option Agreement, as amended(16)*

10.08      Cardinal Health, Inc. Directors Deferred Compensation Plan(17)*

10.09      Allegiance Corporation 1996 Incentive Compensation Program(8)*

10.10      Allegiance Corporation 1998 Incentive Compensation Program(8)*

10.11      Allegiance Corporation 1996 Outside Director Incentive Corporation
           Plan(8)*

10.12      R.P. Scherer Corporation 1997 Stock Option Plan(9)*

10.13      R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option
           Plans(9)*

10.14 Cardinal Health, Inc. Performance-Based Incentive Compensation Plan, as amended(10) and (28)*

10.15 Cardinal Health, Inc. Incentive Deferred Compensation Plan, as amended(11)*

10.16 Form of Agreement, dated February 9, 2000, between the Registrant and each of Messrs. Ford, Miller and Rucci(23)*

10.17      Agreement, dated February 9, 2000, between the Registrant and George
           L. Fotiades(23)*

10.18      Agreement, dated February 9, 2000, between the Registrant and James
           F. Millar(23)*

10.19      Agreement, dated July 1, 1999, between the Registrant and Stephen S.
           Thomas, as amended(19) and (23)*

10.20 Form of Indemnification Agreement between the Registrant and individual Directors(12)*

10.21 Form of Indemnification Agreement between the Registrant and individual Officers(12)*

10.22      Split Dollar Agreement dated April 16, 1993, among the Registrant,
           Robert D. Walter, and Bank One Ohio Trust Company, NA, Trustee U/A dated April 16, 1993 FBO Robert D. Walter(7)*

10.23 Agreement dated as of March 16, 2000 between the Registrant and Credit Suisse Financial Products(23)

10.24      364-Day Credit Agreement dated as of March 28, 2002 among the
           Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America N.A., as
           Syndication Agent, Credit Suisse First Boston, as Documentation
           Agent, Duetsche Banc Alex. Brown Inc., as Documentation Agent, First
           Union National Bank, as Documentation Agent and Banc One Capital
           Markets, Inc., as Lead Arranger and Book Manager(31)

10.25      Master Agreement and related documents, dated as of July 19, 1996 among the Registrant and/or its subsidiaries, SunTrust Banks, Inc.,
           PNC Leasing Corp. and SunTrust Bank, Atlanta, as amended(13) and
           (16)

Exhibit
Number     Exhibit Description
------     -------------------
10.26      Participation Agreement and related documents, dated as of June 23,
           1997, among the Registrant and certain of its subsidiaries, Bank of
           Montreal and BMO Leasing (U.S.), Inc., as amended(14) and (16)

10.27      Vendor Program Agreement dated as of October 10, 1991 by and between
           General Electric Capital Corporation and Pyxis Corporation, as amended on December 13, 1991, January 15, 1993, March 10, 1994, June
           23, 1997 and June 1, 1998(5),(13) and (14)

10.28      Pharmaceutical Services Agreement, dated as of August 1, 1996, as amended, between Kmart Corporation and Cardinal Distribution(15) and
           (16)

10.29      Wholesale Supply Agreement dated as of August 10, 2000 between the
           Registrant and CVS Meridian, Inc.(23)

10.30      Form of Commercial Paper Dealer Agreement 4(2) Program between the
           Company, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent(16)

10.31      Partnership Agreement of R.P. Scherer GMBH and Co. KG(5)

10.32      Five-year Credit Agreement dated as of March 31, 1999 among the
           Registrant, certain subsidiaries of the Registrant, certain lenders, The First National Bank of Chicago, as Administrative Agent, Bank of
           America NT and SA, as Syndication Agent, Citibank, N.A., as
           Co-Documentation Agent, and Credit Suisse First Boston, as
           Co-Documentation Agent(16)

10.33      Bindley Western Industries, Inc. 1993 Stock Option and Incentive Plan
           (22)*

10.34      Bindley Western Industries, Inc. 2000 Stock Option and Incentive Plan
           (22)*

10.35      Executive Agreement among William E. Bindley, Bindley Western
           Industries, Inc. and the Company dated as of December 2, 2000(25)*

10.36      Form of Termination Benefits Agreement between William E. Bindley and
           Bindley Western Industries, Inc. dated April 1, 1996(24)*

10.37 Change in Control Severance Agreement between Allegiance Corporation and Kathy Brittain White(26) (and the Agreement between the Company and Kathy Brittain White dated as of February 9, 2000(27)) *

10.38      Form of Outside Directors' Stock Option Agreement, as amended(30)*

10.39 Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and Robert D. Walter(30)*

10.40 Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2002(30)*

10.41 Form of Restricted Share Units Agreement, dated December 31, 2001 between the Registrant and each of Messrs. Ford, Miller and Rucci(30)*

10.42 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and George L. Fotiades(30)*

10.43 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and James F. Millar(30)*

10.44 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Stephen S. Thomas(30)*

10.45 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Kathy Brittain White(30)*

10.46 Employment Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter(30)*

10.47 Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter(30)*

10.48      Restricted Share Units Agreement, dated October 15, 2001, between the
           Registrant and Robert D. Walter*

10.49 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Robert D. Walter*

10.50      Restricted Share Units Agreement, dated February 1, 2002, between the
           Registrant and Robert D. Walter*

10.51      Restricted Share Units Agreement, dated February 1, 2002, between the
           Registrant and Robert D. Walter*

10.52      Broadly-based Equity Incentive Plan of the Registrant, as amended

10.53      Restricted Share Units Agreement, dated May 10, 2002, between the
           Registrant and Paul S. Williams*

10.54      Restricted Share Units Agreement, dated April 2002, between the
           Registrant and Stephen Thomas*

16.01      Letter of Arthur Andersen LLP required by Item 304 of Regulation S-K
           (29)

18.01      Letter Regarding Change in Accounting Principle(29)

21.01      List of subsidiaries of the Registrant

23.01      Consent of Ernst and Young LLP

23.02 Solely due to the closure of Arthur Andersen LLP's Columbus, Ohio office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated July 27, 2001

23.03      Consent of PricewaterhouseCoopers LLP

99.01      Statement Regarding Forward-Looking Information


--------------
(1) Included as an exhibit to the Registrant's Current Report on Form 8-K filed November 24, 1998 (File No. 1-11373) and incorporated herein by reference.

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

(13) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-11373) and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(16) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(17) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-90415) and incorporated herein by reference.

(18) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11373) and incorporated herein by reference.

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

(29) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(30) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(31) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11373) and incorporated herein by reference.

(32) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(33) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (file No. 1-11373) and incorporated herein by reference.



*    Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

On May 9, 2002, the Registrant filed a Current Report on Form 8-K under Item 4 and Item 7. Under Item 4, the Registrant disclosed that the Board of Directors of the Registrant, on May 8, 2002, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Registrant's independent public accountants and engaged Ernst and Young LLP to serve as the Registrant's independent public accountants for the fiscal year ending June 30, 2002. Under
Item 7, the Registrant included the letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002.

(c) Controls and Procedures

Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.


                                           CARDINAL HEALTH, INC.

                                           By: /s/ Robert D. Walter
                                              ----------------------------------
                                           Robert D. Walter, Chairman and
                                             Chief Executive Officer

     I, Richard J. Miller, Executive Vice President and Chief Financial Officer, of Cardinal Health, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed this annual report on Form 10-K of Cardinal Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: September 30, 2002  /s/ Richard J. Miller
      -------------------  -----------------------
                           Richard J. Miller
                           Executive Vice President, and
                           Chief Financial Officer

     I, Robert D. Walter, Chairman and Chief Executive Officer of Cardinal Health, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed this annual report on Form 10-K of Cardinal Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: September 30, 2002  /s/ Robert D. Walter
      -------------------  -----------------------
                           Robert D. Walter
                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 30, 2002.

            SIGNATURE                                   TITLE
            ---------                                   -----

/s/ Robert D. Walter                   Chairman, Chief Executive Officer and
----------------------------------
Robert D. Walter                       Director (principal executive officer)

/s/ Richard J. Miller                  Executive Vice President, Chief Financial
----------------------------------
Richard J. Miller                      Officer (principal financial officer) and
                                       Principal Accounting Officer

/s/ William E. Bindley                 Director
----------------------------------
William E. Bindley

/s/ Dave Bing                          Director
----------------------------------
Dave Bing

/s/ George H. Conrades                 Director
----------------------------------
George H. Conrades

/s/ John F. Finn                       Director
----------------------------------
John F. Finn

/s/ Robert L. Gerbig                   Director
----------------------------------
Robert L. Gerbig

/s/ John F. Havens                     Director
----------------------------------
John F. Havens

/s/ J. Michael Losh                    Director
----------------------------------
J. Michael Losh

/s/ John B. McCoy                      Director
----------------------------------
John B. McCoy

/s/ Richard C. Notebaert               Director
----------------------------------
Richard C. Notebaert

/s/ Michael D. O'Halleran              Director
----------------------------------
Michael D. O'Halleran

/s/ David Raisbeck                     Director
----------------------------------
David Raisbeck

/s/ Jean G. Spaulding                  Director
----------------------------------
Jean G. Spaulding

/s/ Matthew D. Walter                  Director
----------------------------------
Matthew D. Walter

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)


                                             BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                              BEGINNING       COSTS AND       OTHER                            END
                 DESCRIPTION                  OF PERIOD       EXPENSES    ACCOUNTS(1)(2)   DEDUCTIONS(3)    OF PERIOD
                 -----------                  ---------       --------    --------------   -------------    ---------
Fiscal Year 2002:
     Accounts receivable                      $   106.8      $    37.6      $     2.0       $   (51.6)      $    94.8
     Finance notes receivable                       4.8            1.7            0.3            (2.1)            4.7
     Net investment in sales-type leases           16.1            3.3             --            (3.4)           16.0
                                              ---------      ---------      ---------       ---------       ---------

                                              $   127.7      $    42.6      $     2.3       $   (57.1)      $   115.5
                                              =========      =========      =========       =========       =========

Fiscal Year 2001:
     Accounts receivable                      $    71.1      $    38.1      $    14.8       $   (17.2)      $   106.8
     Finance notes receivable                       4.6            1.3            0.2            (1.3)            4.8
     Net investment in sales-type leases           15.0            2.0             --            (0.9)           16.1
                                              ---------      ---------      ---------       ---------       ---------

                                              $    90.7      $    41.4      $    15.0       $   (19.4)      $   127.7
                                              =========      =========      =========       =========       =========

Fiscal Year 2000:
     Accounts receivable                      $    61.5      $    33.8      $     1.9       $   (26.1)      $    71.1
     Finance notes receivable                       4.9            0.5           (0.1)           (0.7)            4.6
     Net investment in sales-type leases           11.8            3.2             --              --            15.0
                                              ---------      ---------      ---------       ---------       ---------

                                              $    78.2      $    37.5      $     1.8       $   (26.8)      $    90.7
                                              =========      =========      =========       =========       =========

(1) During fiscal 2002, 2001 and 2000 recoveries of amounts provided for or written off in prior years were $1.5 million, $1.0 million and $1.5 million, respectively.

(2) In fiscal 2001, $11.4 million relates to the beginning balance for acquisitions accounted for as a purchase transaction.

(3)  Write-off of uncollectible accounts.