Form 10-Q
period 2002-09-30
CARDINAL HEALTH INC
filed 2002-11-15
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2002          Commission File Number 1-11373



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

     The number of Registrant's Common Shares outstanding at the close of business on October 31, 2002 was as follows:

                  Common Shares, without par value: 442,502,027
                                                    -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                   Page No.
                                                                                                   -------

Part I.    FINANCIAL INFORMATION:


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 2002 and 2001 (unaudited)......................................         3

           Condensed Consolidated Balance Sheets at September 30, 2002 and
           June 30, 2002 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2002 and 2001 (unaudited)............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        20

Item 4.    Controls and Procedures............................................................        20


Part II.   OTHER INFORMATION:


Item 1.    Legal Proceedings..................................................................        20

Item 5.    Other Information..................................................................        21

Item 6.    Exhibits and Reports on Form 8-K...................................................        21


* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    2002                    2001
                                                              --------------         ---------------
Operating revenue                                             $    11,416.6           $     9,865.4
Operating cost of products sold                                    10,409.7                 8,950.7
                                                              --------------         ---------------

Operating gross margin                                              1,006.9                   914.7

Bulk deliveries to customer warehouses and other                    1,669.5                 1,908.0
Cost of products sold - bulk deliveries and other                   1,669.5
                                                                                            1,908.0
                                                              --------------         ---------------

Bulk gross margin                                                         -                       -

Selling, general and administrative expenses                          520.7                   502.4

Special charges                                                        18.7                    12.3
                                                              --------------         ---------------

Operating earnings                                                    467.5                   400.0

Interest expense and other                                             30.6                    28.6
                                                              --------------         ---------------

Earnings before income taxes                                          436.9                   371.4

Provision for income taxes                                            148.6                   125.0
                                                              --------------         ---------------

Earnings before cumulative effect of
    change in accounting                                              288.3                   246.4

Cumulative effect of change in accounting (See Note 7)                    -                    70.1
                                                              --------------         ---------------

Net earnings                                                  $       288.3          $        176.3
                                                              ==============         ===============

Basic earnings per Common Share:

    Before cumulative effect of change in accounting          $        0.65          $         0.55

    Cumulative effect of change in accounting                             -                  (0.16)
                                                              --------------         ---------------

    Net basic earnings per Common Share                       $        0.65          $         0.39
                                                              ==============         ===============

Diluted earnings per Common Share:
    Before cumulative effect of change in accounting          $        0.64          $         0.53

    Cumulative effect of change in accounting                             -                  (0.15)
                                                              --------------         ---------------

    Net diluted earnings per Common Share                     $        0.64          $         0.38
                                                              ==============         ===============


Weighted average number of Common Shares outstanding:
    Basic                                                             446.2                   449.6
    Diluted                                                           454.2                   460.6

Cash dividends declared per Common Share                      $       0.025          $        0.025


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                  SEPTEMBER 30,          JUNE 30,
                                                                      2002                 2002
                                                                 ----------------    -----------------
ASSETS
    Current assets:
      Cash and equivalents                                       $         945.6     $        1,382.0
      Trade receivables, net                                             2,554.8              2,295.4
      Current portion of net investment in sales-type leases               190.6                218.3
      Inventories                                                        7,250.2              7,361.0
      Prepaid expenses and other                                           670.3                649.9
                                                                 ----------------    -----------------

        Total current assets                                            11,611.5             11,906.6
                                                                 ----------------    -----------------

      Property and equipment, at cost                                    3,480.7              3,509.3
      Accumulated depreciation and amortization                        (1,593.4)            (1,614.9)
                                                                 ----------------    -----------------
      Property and equipment, net                                        1,887.3              1,894.4

    Other assets:
      Net investment in sales-type leases, less current portion            644.8                618.6
      Goodwill and other intangibles                                     1,567.9              1,544.1
      Other                                                                523.7                474.3
                                                                 ----------------    -----------------

        Total                                                    $      16,235.2     $       16,438.0
                                                                 ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                       $             -     $            0.8
      Current portion of long-term obligations                              17.4                 17.4
      Accounts payable                                                   5,299.8              5,504.5
      Other accrued liabilities                                          1,320.9              1,287.7
                                                                 ----------------    -----------------

        Total current liabilities                                        6,638.1              6,810.4
                                                                 ----------------    -----------------

    Long-term obligations, less current portion                          2,237.8              2,207.0
    Deferred income taxes and other liabilities                          1,005.6              1,027.6

    Shareholders' equity:
      Preferred Stock, without par value
        Authorized - 0.5 million shares, Issued - none                         -                    -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 461.8
        million shares and 461.0 million shares at
        September 30, 2002 and June 30, 2002, respectively               2,137.4              2,105.2
      Retained earnings                                                  5,433.2              5,156.1
      Common Shares in treasury, at cost, 18.4 million shares
        and 12.2 million shares at September 30, 2002 and
        June 30, 2002, respectively                                    (1,110.2)              (737.0)
      Other comprehensive loss                                            (97.0)              (120.9)
      Other                                                                (9.7)               (10.4)
                                                                 ----------------    -----------------
        Total shareholders' equity                                       6,353.7              6,393.0
                                                                 ----------------    -----------------

        Total                                                    $      16,235.2     $       16,438.0
                                                                 ================    =================


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       2002                2001
                                                                                 ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings before cumulative effect of change in accounting                    $        288.3     $         246.4
    Adjustments to reconcile earnings before cumulative effect of change in accounting to net cash from operating activities:
       Depreciation and amortization                                                       62.2                61.2
       Provision for bad debts                                                              5.6                 9.3
       Change in operating assets and liabilities, net of effects from acquisitions:
        (Increase)/decrease in trade receivables                                        (264.9)               151.7
        (Increase)/decrease in inventories                                                110.8           (1,411.0)
        Decrease in net investment in sales-type leases                                     1.5               186.0
        Increase/(decrease) in accounts payable                                         (204.7)               342.9
        Other operating items, net                                                       (12.9)              (67.2)
                                                                                 ---------------    ----------------

    Net cash used in operating activities                                                (14.1)             (480.7)
                                                                                 ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                                     (5.4)                   -
    Proceeds from sale of property and equipment                                           16.3                 9.6
    Additions to property and equipment                                                  (70.5)              (58.3)
                                                                                 ---------------    ----------------

    Net cash used in investing activities                                                (59.6)              (48.7)
                                                                                 ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                    (0.7)               405.1
    Reduction of long-term obligations                                                    (3.0)              (13.4)
    Proceeds from long-term obligations, net of issuance costs                              2.2                36.2
    Proceeds from issuance of Common Shares                                                42.7                50.6
    Purchase of treasury shares                                                         (392.7)                   -
    Dividends on Common Shares                                                           (11.2)              (11.2)
                                                                                 ---------------    ----------------

    Net cash provided by/(used in) financing activities                                 (362.7)               467.3
                                                                                 ---------------    ----------------

NET DECREASE IN CASH AND EQUIVALENTS                                                    (436.4)              (62.1)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,382.0               934.1
                                                                                 ---------------    ----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $        945.6     $         872.0
                                                                                 ===============    ================


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated.

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

     The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K"). Without limiting the generality of the foregoing, Note 1 of the "Notes to Consolidated Financial Statements" from the 2002 Form 10-K is specifically incorporated herein by reference.

     RECENT FINANCIAL ACCOUNTING STANDARDS. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity, other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning or transactions occurring after May 15, 2002. This statement clarifies several accounting issues including the classification of gains and losses from the early extinguishment of debt and lease modifications that should be accounted for in a manner similar to a sales-leaseback transaction. The adoption of this statement during the quarter did not have a material effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement during the quarter did not have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement during the quarter did not have a material effect on the Company's financial position or results of operations.

2.   EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

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

     The following table reconciles the number of shares used to compute basic and diluted earnings per share for the quarters ended September 30, 2002 and 2001:

(in millions)                                               2002          2001
-------------------------------------------------------------------------------
Weighted-average shares - basic                            446.2         449.6
Effect of dilutive securities:
     Employee stock options                                  8.0          11.0
-------------------------------------------------------------------------------

Weighted-average shares - diluted                          454.2         460.6
===============================================================================

     The potentially dilutive employee stock options that were antidilutive for the quarters ended September 30, 2002 and 2001 were 13.6 million and 0.1 million, respectively.

     On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of September 30, 2002, 3.4 million Common Shares having an aggregate cost of approximately $219.8 million had been repurchased through this plan. The repurchased shares will be treasury shares used for general corporate purposes.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. This program expired by its terms in August 2002. The Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this program was approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares used for general corporate purposes.

3.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three months ended September 30, 2002 and 2001:

                                                          For the Three Months Ended
(in millions)                                                    September 30,
                                                     --------------------------------------
                                                                 2002               2001
                                                     --------------------------------------
Net earnings                                          $           288.3    $         176.3
Foreign currency translation adjustments                            8.6               14.3
Unrealized gain on investment                                         -                2.2
Reclassification adjustment for investment
    losses included in net income                                     -                3.2
Net unrealized gain/(loss) on derivative instruments               15.3              (6.5)
                                                     -------------------  -----------------
Total comprehensive income                           $            312.2    $         189.5
                                                     ===================  =================


4.   MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the special charges for the three-month periods ended September 30, 2002 and 2001.


Special Charges                                                         Three Months Ended
                                                                          September 30,
-------------------------------------------------------------------------------------------------
(in millions)                                                         2002               2001
-------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                                       $      (3.2)       $      (4.1)
  Pharmaceutical distribution center consolidation                    (5.1)              (0.3)
  Other exit costs                                                    (0.5)              (2.3)
  Other integration costs                                             (2.6)              (5.6)
-------------------------------------------------------------------------------------------------
Total merger-related costs                                     $      (11.4)      $     (12.3)
-------------------------------------------------------------------------------------------------

Other Special Charges:
  Manufacturing facility closures                              $      (10.2)      $        -
  Litigation settlements                                               2.9                 -
-------------------------------------------------------------------------------------------------
Total other special charges                                    $      (7.3)       $        -
-------------------------------------------------------------------------------------------------

Total special charges                                          $      (18.7)      $     (12.3)
Tax effect of special charges                                          3.1                4.7
-------------------------------------------------------------------------------------------------
Net effect of special charges                                  $      (15.6)      $      (7.6)
=================================================================================================


MERGER-RELATED COSTS
     Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger or acquisition transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer").

     EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its merger transactions. For the three months ended September 30, 2002 and 2001, $2.5 million related to amortization expense of noncompete agreements primarily associated with the Bindley and Allegiance merger transactions. The remaining employee-related costs for the three months ended September 30, 2002 primarily related to retention bonuses associated with certain of the Company's smaller acquisitions. The remaining employee-related costs for the three months ended September 30, 2001 primarily related to payroll taxes from stock option exercises from plans converted at the time of the Bindley, Allegiance and Scherer mergers, as well as severance related to a change in control agreement associated with the Allegiance merger. The total severance payout exceeded the amount accrued at the time of the agreement resulting in additional expense.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipates closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures will result in the termination of approximately 1,050 employees. As of September 30, 2002, a total of 15 Bindley distribution centers have been closed, and the majority of the 1,050 employees have been terminated. During the first quarter of fiscal 2003 and 2002, the Company recorded charges of $5.1 million and $0.3 million, respectively, primarily associated with the consolidations and closures noted above. The Company incurred employee-related costs of $0.9 million in the first quarter of fiscal 2003, primarily from the termination of employees due to the distribution center closures. Exit costs related to the termination of contracts and lease agreements of the distribution centers were incurred during the first quarter of fiscal 2003 of $1.7 million. Also, asset impairment charges of $1.1 million were incurred during the first quarter of fiscal 2003. In addition, during the first quarter of fiscal 2003, the Company incurred costs associated with the consolidation of one of the Company's data centers of $1.4 million, primarily related to duplicate salaries incurred during the consolidation period. During the first quarter of fiscal 2002, the Company incurred charges of $0.3 million primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers. The Company anticipates completing the distribution center and data center consolidations by December 31, 2002. The Company anticipates completing the corporate office consolidation by June 30, 2003.

     OTHER EXIT COSTS. Other exit costs related primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with BBMC, Allegiance and Scherer.

     OTHER INTEGRATION COSTS. Other integration costs, which primarily relate to the Bindley, BBMC, and Allegiance transactions, included charges directly related to the integration of operations of the transactions noted, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

OTHER SPECIAL CHARGES
     MANUFACTURING FACILITY CLOSURES. During the first quarter of fiscal 2003, the Company recorded a special charge of $10.2 million related to the closure of a manufacturing facility within the Medical-Surgical Products and Services segment. Asset impairment charges of $7.5 million were incurred during the quarter. Also, exit costs of $1.4 million were incurred, primarily related to dismantling and moving machinery and equipment. The remaining $1.3 million related to severance costs associated with the termination of approximately 200 employees during the quarter. The closure is expected to be completed by December 31, 2002.

     LITIGATION SETTLEMENTS. During the first quarter of fiscal 2003, the Company recorded income from litigation settlements of $2.9 million. These settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through September 30, 2002 was $38.2 million, of which $35.3 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001, $12.0 million in the first quarter of fiscal 2002, and $13.3 million in the fourth quarter of fiscal 2002). The amounts previously recorded in the second quarter of fiscal 2001 and the first quarter of fiscal 2002 were reflected as a reduction of cost of goods sold, which is consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims against other manufacturers, the total amount of any future recovery is not currently estimable. Any future recoveries will be recorded as a special item in the period when a settlement is reached.

ACCRUAL ROLLFORWARD
     The following table summarizes the activity related to the liabilities associated with the Company's special charges during the quarter ended September 30, 2002.

                                              For the Three
                                              Months Ended
($ in millions)                             September 30, 2002
----------------------------------------------------------------
Balance at June 30, 2002                                  $64.7
Additions(1)                                               18.7
Payments                                                  (32.6)
                                          ----------------------

Balance at September 30, 2002                             $50.8
                                          ======================


(1) Amount represents items that have been either expensed as incurred or accrued according to generally accepted accounting principles.

SUMMARY
     The net effect of the various special charges recorded during the three months ended September 30, 2002 and 2001 was to reduce earnings before cumulative effect of change in accounting by $15.6 million to $288.3 million and by $7.6 million to $246.4 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.03 per share to $0.64 per share and by $0.02 per share to $0.53 per share, respectively.

5.   SEGMENT INFORMATION
     The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates within four operating business segments: Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. The Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the 2002 Form 10-K.

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

     The Pharmaceutical Technologies and Services segment provides services to the healthcare industry through the design of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers, and advanced sterile delivery technologies. It also provides comprehensive packaging, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

     The Automation and Information Services segment provides services to hospitals and other healthcare providers through pharmacy automation equipment and clinical information system services.

     The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Special charges are not allocated to the segments.

     The following table includes revenue and operating earnings for the three-month periods ended September 30, 2002 and 2001 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

                                                                For the Three Months Ended
                                                                       September 30,
                                                             ----------------------------------
(in millions)                                                           Net Revenue
                                                             ----------------------------------
                                                                  2002              2001
                                                             ----------------  ----------------
Operating revenue:
   Pharmaceutical Distribution and Provider Services                $9,351.5          $7,960.7
   Medical-Surgical Products and Services                            1,595.5           1,509.5
   Pharmaceutical Technologies and Services                            354.1             300.7
   Automation and Information Services                                 133.8             108.3
   Corporate (1)                                                      (18.3)            (13.8)
                                                             ----------------  ----------------
Total operating revenue                                             11,416.6           9,865.4

Bulk deliveries to customer warehouses and other:
   Pharmaceutical Distribution and Provider Services                 1,630.8           1,908.0
   Pharmaceutical Technologies and Services (2)                         38.7                 -
                                                             ----------------  ----------------
Total bulk deliveries to customer warehouses and other               1,669.5           1,908.0

Total net revenue                                                  $13,086.1         $11,773.4
                                                             ================  ================



                                                                    Operating Earnings
                                                             ----------------------------------
                                                                  2002              2001
                                                             ----------------  ----------------
Operating earnings:
   Pharmaceutical Distribution and Provider Services                  $267.5            $221.8
   Medical-Surgical Products and Services                              138.7             126.5
   Pharmaceutical Technologies and Services                             67.0              57.7
   Automation and Information Services                                  46.2              29.8
   Corporate (3)                                                      (51.9)             (35.8)
                                                             ----------------  ----------------

Total operating earnings                                              $467.5            $400.0
                                                             ================  ================


(1) Corporate operating revenue primarily consists of foreign currency translation adjustments.

(2) During the three months ended September 30, 2002, the Company began classifying out-of-pocket expenses received through its recently acquired sales and marketing services' business within the bulk deliveries to customer warehouses and other line item. The customer is contractually required to reimburse the Company for these expenses. The Company does not generate any margin from these reimbursements.

(3) Corporate operating earnings include special charges of $18.7 million and $12.3 million in the three-month periods ended September 30, 2002 and 2001, respectively, and unallocated corporate administrative expenses and investment spending. In addition, during the first quarter of fiscal 2003, the Company began expanding the use of its shared service center, which previously supported the Medical-Surgical Products and Services segment, to benefit and support company-wide initiatives and other business segments. Accordingly, the cost of the shared service center, which was previously reported within the Medical-Surgical Products and Services segment, has been classified within Corporate earnings for the first quarter of fiscal 2003 to be consistent with internal segment reporting. The cost of these services for the first quarter of fiscal 2003 was approximately $4.8 million.

6.   LEGAL PROCEEDINGS
     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

     As of September 30, 2002, there were 368 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately 800 cases. As of September 30, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

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

7.   CHANGE IN ACCOUNTING
     In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting will provide for a more objectively determinable method of revenue recognition. In addition, the Company has implemented other changes to better service its customers and leverage operational efficiencies. The Company recorded a cumulative effect of change in accounting of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during the first quarter of fiscal 2002. The after tax dilutive impact of the cumulative effect was $0.15 per diluted share.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for the quarter ended September 30, 2002, were as follows:


                                                                   Medical-
                                                Pharmaceutical     Surgical                      Automation
                                                 Distribution      Products    Pharmaceutical       and
                                                 And Provider         and       Technologies     Information
(in millions)                                      Services        Services     and Services      Services      Total
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                             $159.8         $675.4         $639.4           $50.7     $1,525.3
Goodwill acquired, net of purchase price
  adjustments and other                                 5.1            3.2            3.5               -         11.8
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                        $164.9         $678.6         $642.9           $50.7     $1,537.1
=======================================================================================================================


     All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of September 30 and June 30, 2002 was as follows:


                                                       Gross              Accumulated               Net
      (in millions)                                  Intangible          Amortization           Intangible
------------------------------------------------ ------------------- ---------------------- ----------------
     June 30, 2002
       Trademarks and patents                          $28.7                 $20.0                $8.7
       Non-compete agreements                           21.3                  20.0                 1.3
       Other                                            17.7                   8.9                 8.8
------------------------------------------------ ------------------- ---------------------- ----------------
        Total                                          $67.7                 $48.9               $18.8
------------------------------------------------ ------------------- ---------------------- ----------------
     September 30, 2002
         Trademarks and patents                        $33.8                 $19.7               $14.1
         Non-compete agreements                         26.5                  20.5                 6.0
         Other                                          20.1                   9.4                10.7
------------------------------------------------ ------------------- ---------------------- ----------------
          Total                                        $80.4                 $49.6               $30.8
------------------------------------------------ ------------------- ---------------------- ----------------


     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the quarters ended September 30, 2002 and 2001 was $0.8 million and $0.9 million, respectively. Amortization expense for each of the next five fiscal years is estimated to be:

                             ------------------------------------------------------------------
                                  2003          2004         2005         2006         2007
                             ------------------------------------------------------------------
     Amortization expense    $     3.1     $    2.6     $    2.1     $    1.9    $     1.8



9.   PENDING TRANSACTION

     On June 14, 2002, the Company announced that it had entered into a definitive agreement to acquire Syncor International Corporation ("Syncor"), a Woodland Hills, California-based company, which is a leading provider of nuclear pharmacy services. The proposed acquisition of Syncor is a stock-for-stock merger transaction. Under the terms of the merger agreement, dated June 14, 2002, each Syncor share will be converted into 0.52 of a Common Share at the completion of the proposed acquisition. Based on the closing sale price of a Common Share as of November 13, 2002 and the exchange ratio contained in the merger agreement, dated June 14, 2002, the value of the Common Shares to be received by all of the Syncor stockholders in connection with the merger would be approximately $950 million.

     On November 6, 2002, Syncor announced that a special committee of outside directors, together with outside counsel, has been investigating the propriety of certain payments made by foreign subsidiaries. These improper payments that had been made in foreign countries by subsidiaries of Syncor were discovered by the Company during its ongoing due diligence investigation of Syncor and promptly reported to Syncor. On November 6th, Syncor also announced that in order to provide additional time to complete the investigation of its foreign operations and make any appropriate disclosures to stockholders, it has postponed until Friday, December 6, 2002, its special meeting of stockholders to vote on the pending merger with the Company. Following Syncor's November 6th announcement, the Company indicated that it will continue to carefully monitor the Syncor situation and assess the results of the Syncor special committee's ongoing investigation as well as the results of the Company's continuing due diligence review. The Company intends to use all appropriate resources and spend the time necessary to complete its ongoing comprehensive due diligence review in a deliberate manner. The Company intends to fully comply with its obligations under the merger agreement.

     The Company notes that its acquisition of Syncor is subject to the satisfaction or waiver of a number of conditions set forth in the merger agreement, dated June 14, 2002, between the parties. Following Syncor's November 6th announcement, the Company indicated publicly that it has not yet concluded whether those conditions will be satisfied. There can be no assurance that the transaction involving the acquisition of Syncor by the Company will be completed.

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company's proposed acquisition of Syncor. Among other matters, the complaint requests that the transaction with Syncor be enjoined and that damages be awarded against defendants in an unspecified amount. The Company believes the allegations made in the complaint are without merit and intends to vigorously defend itself.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 2002 and June 30, 2002, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 2002 and 2001.

     This discussion and analysis should be read together with management's discussion and analysis included in the 2002 Form 10-K.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and on page 8 of the 2002 Form 10-K and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

GENERAL

     The Company operates within four operating business segments:
Pharmaceutical Distribution and Provider Services, Medical-Surgical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. See Note 5 of "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS



Operating Revenue                                                                Percent of Total
                                                                                Operating Revenues
                                                                         -------------------------------
Three months ended September 30,                       Growth (1)              2002               2001
--------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services         17%                  82%                81%
Medical-Surgical Products and Services                     6%                  14%                15%
Pharmaceutical Technologies and Services                  18%                   3%                 3%
Automation and Information Services                       24%                   1%                 1%

Total Company                                             16%                  100%               100%
--------------------------------------------------------------------------------------------------------


     (1) Growth is calculated as the change (increase or decrease) in the operating revenue for the three-month period ended September 30, 2002 as a percentage of the operating revenue for the three-month period ended September 30, 2001.

     Total operating revenue for the three months ended September 30, 2002 increased 16% compared to the same period of the prior year. This increase is a result of a higher sales volume across various customer segments; pharmaceutical price increases averaging approximately 5%; addition of new products; and the addition of new customers, some of which was a result of new corporate agreements with healthcare providers. In addition, acquisitions accounted for approximately 1% of the overall growth.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the first quarter of fiscal 2003 resulted from strong sales to all customer segments, especially alternate site and chain pharmacies, which yielded growth of approximately 25% and 19%, respectively. In addition, pharmaceutical price increases, which averaged approximately 5%, contributed to the growth in this segment.

     The Medical-Surgical Products and Services segment's operating revenue growth during the first quarter of fiscal 2003 resulted from an increase in sales of distributed products. The addition of several new contracts as well as increased demand for certain self-manufactured products, particularly custom sterile kits and the proprietary Procedure Based Delivery Systems, contributed to this segment's growth.

     The Pharmaceutical Technologies and Services segment's operating revenue growth during the first quarter of fiscal 2003 resulted particularly from strong demand for sterile manufacturing, development and analytical services, and sales and marketing services. Products that showed particular strength included Lilly's Zyprexa(R) , an anti-psychotic, Abbott's Kaletra(R) , an AIDS product, as well as the broader line of sterile products. The completion of the acquisitions of Magellan Laboratories Incorporated ("Magellan") and Boron, LePore & Associates, Inc. ("BLP") during the fourth quarter of fiscal 2002 contributed to the growth in the first quarter of fiscal 2003. Magellan and BLP contributed 14% of the overall growth for this segment.

     The Automation and Information Services segment's operating revenue growth during the first quarter of fiscal 2003 resulted from strong sales in the patient safety and supply management product lines, such as MEDSTATION SN(R) and SUPPLYSTATION(R).

Bulk Deliveries to Customer Warehouses and Other
     The Pharmaceutical Distribution and Provider Services segment reports bulk deliveries made to customers' warehouses as revenue. These sales involve the Company acting as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that the Company cannot control, including consolidation within the customers' industries, decisions by customers to either begin or discontinue warehousing activities, and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's earnings.

     The Pharmaceutical Technologies and Services segment records out-of-pocket reimbursements received through its sales and marketing services' business as revenue. These out-of-pocket expenses, which generally include travel expenses and other incidental costs, are incurred to fulfill the services required by the contract. Within these contracts, the customer agrees to reimburse the Company for the expenses. Due to the Company not generating any margin from these reimbursements, fluctuations in their amount have no impact on earnings.


Gross Margin                                          Three Months Ended
                                                         September 30,
---------------------------------------------------------------------------
(As a percentage of operating revenue)                 2002         2001
---------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services     4.92%          5.21%
Medical-Surgical Products and Services               20.91%         21.42%
Pharmaceutical Technologies and Services             34.21%         33.82%
Automation and Information Services                  70.86%         66.92%

Total Company                                         8.82%          9.27%
---------------------------------------------------------------------------


     The overall gross margin as a percentage of operating revenue decreased during the first quarter of fiscal 2003 compared to the same period of the prior year. This decrease resulted primarily from a greater mix of relatively lower margin pharmaceutical distribution operating revenues in the first quarter of fiscal 2003 (82% of operating revenues in the quarter ended September 30, 2002 as compared to 81% of operating revenues for the same period last fiscal year), as well as a greater mix of relatively lower margin distribution products within the Medical-Surgical Products and Services segment. These decreases were partially offset by increases within the Pharmaceutical Technologies and Services and Automation and Information Services segments. The increase within the Pharmaceutical Technologies and Services segment can be primarily attributed to the mix of business within that segment. The increase within the Automation and Information Services segment occurred primarily due to changes within the segment's product mix as well as productivity improvements.


     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased during the first quarter of fiscal 2003. This decrease was primarily due to a greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. Operating revenue generated from sales to chain pharmacy and alternate site customers increased to 47% and 20%, respectively, of the total operating revenue for this segment during the first quarter of fiscal 2003, up from 46% and 19%, respectively, for the same period in the prior year. The decrease in selling margins was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs. There can be no assurance that vendor programs that occurred in the current quarter will recur in the same form or at the same levels in the future.

     The Medical-Surgical Products and Services segment's gross margin as a percentage of operating revenue decreased during the first quarter of fiscal 2003. This decrease resulted primarily from the accelerated growth within the relatively lower margin distribution business of this segment, which grew at a slightly faster pace as compared to the relatively higher margin self-manufacturing business. Increased price competition within the segment's self-manufacturing business, specifically related to certain group purchasing organization contracts, also contributed to the decline.

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue increased during the first quarter of fiscal 2003. This resulted primarily from a change within the business mix and product mix of the segment, which included an increase in the higher margin development and analytical services and sales and marketing services businesses, mainly from the acquisitions of Magellan and BLP. The gross margin in this segment was negatively impacted by certain items that occurred in fiscal year 2002 that did not recur in fiscal year 2003, namely the recording of pricing adjustments related to the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overcharged in prior years (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). These pricing adjustments were recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. The amount recorded for these pricing adjustments was $12.0 million in the first quarter of fiscal 2002.

     The Automation and Information Services segment's gross margin as a percentage of operating revenue increased during the first quarter of fiscal 2003. This increase resulted from increased sales within the relatively higher margin MEDSTATION(R) and newer version supply control products as well as productivity gains realized from the operational improvements implemented early last fiscal year.


Selling, General and Administrative Expenses              Three Months Ended
                                                             September 30,
--------------------------------------------------------------------------------
(As a percentage of operating revenue)                  2002              2001
--------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services      2.06%              2.42%
Medical-Surgical Products and Services                12.21%             13.03%
Pharmaceutical Technologies and Services              15.28%             14.62%
Automation and Information Services                   36.35%             39.43%

Total Company                                          4.56%              5.09%
--------------------------------------------------------------------------------


     Selling, general and administrative expenses as a percentage of operating revenue decreased during the first quarter of fiscal 2003 as compared to the same period of fiscal 2002. This decrease reflects economies of scale associated with the Company's revenue growth. Significant productivity gains resulting from continued cost control efforts and the continuation of consolidation and selective automation of operating facilities contributed to the improvement. The Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. Also, the Company is realizing efficiencies from the restructuring within the Medical-Surgical Products and Services segment, which was initiated in the fourth quarter of fiscal 2002. Partially offsetting the improvements in fiscal 2003 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This increase was primarily a result of a change within the business mix of this segment.

     Selling, general and administrative expenses grew 4% during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002. This increase is primarily attributed to the acquisitions of Magellan and BLP. The overall increase of selling, general and administrative expenses compares favorably to the 16% growth in the Company's operating revenue for the same period.

Special Charges
     The following is a summary of the special charges for the three-month periods ended September 30, 2002 and 2001.



Special Charges                                                Three Months Ended
                                                                  September 30,
----------------------------------------------------------------------------------------
(in millions)                                                  2002              2001
----------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                               $      (3.2)      $      (4.1)
  Pharmaceutical distribution center consolidation            (5.1)             (0.3)
  Other exit costs                                            (0.5)             (2.3)
  Other integration costs                                     (2.6)             (5.6)
----------------------------------------------------------------------------------------
Total merger-related costs                             $     (11.4)      $     (12.3)
----------------------------------------------------------------------------------------

Other Special Charges:
  Manufacturing facility closures                      $     (10.2)      $         -
  Litigation settlements                                       2.9                 -
----------------------------------------------------------------------------------------
Total other special charges                            $      (7.3)      $         -
----------------------------------------------------------------------------------------

Total special charges                                  $     (18.7)      $     (12.3)
Tax effect of special charges                                  3.1               4.7
----------------------------------------------------------------------------------------
Net effect of special charges                          $     (15.6)      $      (7.6)
========================================================================================


MERGER-RELATED COSTS
     Costs of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger-related costs when incurred. The merger-related costs currently being recognized are primarily a result of the merger or acquisition transactions with Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer").

     EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its merger transactions. For the three months ended September 30, 2002 and 2001, $2.5 million relates to amortization expense of noncompete agreements primarily associated with the Bindley and Allegiance merger transactions. The remaining employee-related costs for the three months ended September 30, 2002 primarily related to retention bonuses associated with certain of the Company's smaller acquisitions. The remaining employee-related costs for the three months ended September 30, 2001 primarily related to payroll taxes from stock option exercises from plans converted at the time of the Bindley, Allegiance and Scherer mergers, as well as severance related to a change in control agreement associated with the Allegiance merger. The total severance payout exceeded the amount accrued at the time of the agreement resulting in additional expense.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipates closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures will result in the termination of approximately 1,050 employees. As of September 30, 2002, a total of 15 Bindley distribution centers have been closed, and the majority of the 1,050 employees have been terminated. During the first quarter of fiscal 2003 and 2002, the Company recorded charges of $5.1 million and $0.3 million, respectively, primarily associated with the consolidations and closures noted above. The Company incurred employee-related costs of $0.9 million in the first quarter of fiscal 2003, primarily from the termination of employees due to the distribution center closures. Exit costs related to the termination of contracts and lease agreements of the distribution centers were incurred during the first quarter of fiscal 2003 of $1.7 million. Also, asset impairment charges of $1.1 million were incurred during the first quarter of fiscal 2003. In addition, during the first quarter of fiscal 2003, the Company incurred costs associated with the consolidation of one of the Company's data centers of $1.4 million, primarily related to duplicate salaries incurred during the consolidation period. During the first quarter of fiscal 2002, the Company incurred charges of $0.3 million primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers. The Company anticipates completing the distribution center and data center consolidations by December 31, 2002. The Company anticipates completing the corporate office consolidation by June 30, 2003.

     OTHER EXIT COSTS. Other exit costs related primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with BBMC, Allegiance and Scherer.

     OTHER INTEGRATION COSTS. Other integration costs, which primarily relate to the Bindley, BBMC, and Allegiance transactions, included charges directly related to the integration of operations of the transactions noted, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

OTHER SPECIAL CHARGES
     MANUFACTURING FACILITY CLOSURES. During the first quarter of fiscal 2003, the Company recorded a special charge of $10.2 million related to the closure of a manufacturing facility within the Medical-Surgical Products and Services segment. Asset impairment charges of $7.5 million were incurred during the quarter. Also, exit costs of $1.4 million were incurred, primarily related to dismantling and moving machinery and equipment. The remaining $1.3 million related to severance costs associated with the termination of approximately 200 employees during the quarter. The closure is expected to be completed by December 31, 2002.

     LITIGATION SETTLEMENTS. During the first quarter of fiscal 2003, the Company recorded income from litigation settlements of $2.9 million. These settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through September 30, 2002 was $38.2 million, of which $35.3 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001, $12.0 million in the first quarter of fiscal 2002, and $13.3 million in the fourth quarter of fiscal 2002). The amounts previously recorded in the second quarter of fiscal 2001 and the first quarter of fiscal 2002 were reflected as a reduction of cost of goods sold, which is consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims against other manufacturers, the total amount of any future recovery is not currently estimable. Any future recoveries will be recorded as a special item in the period when a settlement is reached.

SUMMARY
     The net effect of the various special charges recorded during the three months ended September 30, 2002 and 2001 was to reduce earnings before cumulative effect of change in accounting by $15.6 million to $288.3 million and by $7.6 million to $246.4 million, respectively, and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.03 per share to $0.64 per share and by $0.02 per share to $0.53 per share, respectively.

     The Company estimates that in future periods it will incur additional merger-related costs, restructuring costs and integration expenses associated with the various mergers and acquisitions it has completed to date (primarily related to the Bindley merger and the acquisitions of Magellan and BLP) of approximately $76.8 million ($49.5 million, net of tax). These costs are expected to be incurred primarily in fiscal 2003 and 2004 and relate to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

PROVISION FOR INCOME TAXES
     The Company's provision for income taxes relative to pre-tax earnings was 34.0% and 33.7% for the first quarters of fiscal 2003 and 2002, respectively. Fluctuations in the effective tax rate are primarily due to the impact of recording certain non-deductible special charges during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix. The provision for income taxes excluding the impact of special charges was 33.3% and 33.8% for the quarters ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital decreased to $5.0 billion at September 30, 2002 from $5.1 billion at June 30, 2002. This decrease in working capital resulted primarily from decreases in cash and equivalents and inventories of $436.4 million and $110.8 million, respectively. Partially offsetting the decreases of cash and equivalents and inventories was an increase in trade receivables of $259.4 million and a decrease in accounts payable of $204.7 million. The decrease in cash and equivalents was primarily attributed to the repurchase of Common Shares, resulting in a total cash outlay of $392.7 million. The decrease in inventories is partially due to a shift from branded pharmaceuticals to generic pharmaceuticals during the first quarter of fiscal 2003. Also, the achievement of synergies from the Bindley merger contributed to the inventory decline. The increase in trade receivables is consistent with the Company's revenue growth for the same time period. The change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     Shareholders' equity declined by $39.3 million at September 30, 2002, as compared to June 30, 2002. Shareholders' equity decreased during the quarter primarily due to the repurchase of Common Shares of $392.7 million and dividends of $11.2 million. These decreases were partially offset by net earnings of $288.3 million and the investment of $42.7 million by employees of the Company through various employee stock benefit plans.

     On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of September 30, 2002, 3.4 million Common Shares having an aggregate cost of approximately $219.8 million had been repurchased through this plan. The repurchased shares will be treasury shares used for general corporate purposes.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. This program expired by its terms in August 2002. The Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this program was approximately 8.3 million Common Shares, having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares used for general corporate purposes.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

OTHER

     For information relating to the Company's pending transaction with Syncor, including recent developments with respect to such pending transaction, see Note 9, "Pending Transaction", incorporated by reference herein.

     For information on recent developments relating to the Company's relationship with Kmart, see Item 5, "Other Information", incorporated by reference herein.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in the quantitative and qualitative market risks from that discussed in the 2002 Form 10-K.

                         ITEM 4: CONTROLS AND PROCEDURES

     Within 90 days prior to this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002.
To date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002. Management expects to continue reviewing the Company's disclosure controls and procedures on an ongoing basis, looking for opportunities to strengthen them where appropriate.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The discussion below is limited to an update of material developments that have occurred in the various judicial proceedings, which are more fully described in Part I, Item 3, of the 2002 Form 10-K, and are incorporated herein by reference.

     The following disclosure should be read together with the disclosure set forth in the 2002 Form 10-K, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q and page 8 of the 2002 Form 10-K.

Latex Litigation

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

     As of September 30, 2002, there were 368 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products. Some of the cases are now proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately 800 cases. As of September 30, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

     On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is scheduled for trial in the United States District Court for the District of Columbia (where it was transferred) in March 2003. Scherer has entered into settlement agreements with certain defendants. As of September 30, 2002, Scherer has received settlement payments of approximately $38.2 million, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to Scherer. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

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

ITEM 5:  OTHER INFORMATION:

     On January 22, 2002, Kmart Corporation ("Kmart") filed for Chapter 11 bankruptcy court protection. Cardinal Distribution, the most significant business within the Pharmaceutical Distribution and Provider Services segment, has serviced Kmart for more than ten years and has continued to service approximately 1,400 of its stores nationwide since the inception of the bankruptcy case. On October 30, 2002, Kmart and Cardinal Distribution extended and amended their supply agreement, and the bankruptcy court authorized Kmart's post-petition assumption of the agreement. Sales to Kmart represent approximately 5% of the Company's total operating revenue, but earnings from these sales are an even smaller percentage of the Company's total operating earnings. Due to a unique consignment arrangement in which the Company still owns the related pharmaceutical inventories, it has significantly limited its credit exposure to Kmart. The Company is monitoring this Chapter 11 proceeding closely, and does not anticipate any material impact on its consolidated financial position and results of operations due to this bankruptcy filing.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

  Exhibit    Exhibit Description
   Number    -------------------
  -------

    10.01 Employment Agreement, dated November 13, 2002, between the Registrant and James F. Miller*

    10.02 Employment Agreement, dated November 13, 2002, between the Registrant and George L. Fotiades*

    99.01    Statement Regarding Forward-Looking Information (1)
---------

     (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K filed September 30, 2002 (File No. 1-11373) and incorporated herein by reference.

       *     Management contract or compensation plan or arrangement.


(b) Reports on Form 8-K:

          On October 22, 2002, the Company filed a Current Report on Form 8-K under Item 5 which filed as an exhibit the press release announcing the Company's results for the quarter ended September 30, 2002.

          On November 6, 2002, the Company filed a Current Report on Form 8-K under Item 5, which filed as exhibits the press release announcing that the Company's Board of Directors declared a regular quarterly dividend of $0.025 per Common Share, without par value, payable on January 15, 2003 to shareholders of record on January 1, 2003, and the press release of the Company relating to the proposed acquisition of Syncor International Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CARDINAL HEALTH, INC.




Date: November 14, 2002                   /s/  Robert D. Walter
                                          --------------------------------------
                                          Robert D. Walter
                                          Chairman and Chief Executive Officer




                                          /s/  Richard J. Miller
                                          --------------------------------------
                                          Richard J. Miller
                                          Executive Vice President and Chief
                                          Financial Officer

                                 CERTIFICATIONS

I, Robert D. Walter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cardinal Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/  Robert D. Walter
                                         ------------------------------
                                         Robert D. Walter
                                         Chairman and Chief Executive Officer

I, Richard J. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cardinal Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/  Richard J. Miller
                                         -------------------------
                                         Richard J. Miller
                                         Executive Vice President, and
                                         Chief Financial Officer