Form 10-Q
period 2002-12-31
CARDINAL HEALTH INC
filed 2003-02-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended December 31, 2002           Commission File Number 1-11373



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


                       Yes [X]                No [ ]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).


                       Yes [ ]                No [X]


         The number of Registrant's Common Shares outstanding at the close of business on January 31, 2003 was as follows:


                  Common Shares, without par value: 452,159,340

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index*


                                                                                   Page No.
                                                                                   --------
Part I.    Financial Information:

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and
           Six Months Ended December 31, 2002 and 2001 (unaudited).................    3

           Condensed Consolidated Balance Sheets at December 31, 2002 and
           June 30, 2002 (unaudited)...............................................    4

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 2002 and 2001 (unaudited)............................    5

           Notes to Condensed Consolidated Financial Statements....................    6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition.................................................   16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............   23

Item 4.    Controls and Procedures.................................................   23


Part II.   Other Information:

Item 1.    Legal Proceedings.......................................................   23

Item 4.    Submission of Matters to a Vote of Security Holders.....................   25

Item 6.    Exhibits and Reports on Form 8-K........................................   26


-----------------
* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                           ------------------------     ------------------------
                                                              2002           2001          2002           2001
                                                           ---------      ---------     ---------      ---------
Operating revenue                                          $12,706.3      $11,221.7     $24,122.9      $21,087.1
Operating cost of products sold                             11,626.8       10,221.2      22,036.5       19,171.9
                                                           ---------      ---------     ---------      ---------
Operating gross margin                                       1,079.5        1,000.5       2,086.4        1,915.2

Bulk deliveries to customer warehouses and other             1,384.7        1,870.4       3,054.2        3,778.4
Cost of products sold - bulk deliveries and other            1,384.7        1,870.4       3,054.2        3,778.4
                                                           ---------      ---------     ---------      ---------
Bulk gross margin                                                 --             --            --             --

Selling, general and administrative expenses                   526.2          514.0       1,046.9        1,016.4
Special items - merger charges                                  22.0           16.8          33.4           29.1
Special items - other                                          (59.6)            --         (52.3)          --
                                                           ---------      ---------     ---------      ---------
Operating earnings                                             590.9          469.7       1,058.4          869.7

Interest expense and other                                      31.5           38.8          62.1           67.4
                                                           ---------      ---------     ---------      ---------
Earnings before income taxes                                   559.4          430.9         996.3          802.3

Provision for income taxes                                     191.9          147.6         340.5          272.6
                                                           ---------      ---------     ---------      ---------
Earnings before cumulative effect of change
  in accounting                                                367.5          283.3         655.8          529.7

Cumulative effect of change in accounting (See Note 7)            --             --            --           70.1
                                                           ---------      ---------     ---------      ---------
Net earnings                                               $   367.5      $   283.3     $   655.8      $   459.6
                                                           =========      =========     =========      =========

Basic earnings per Common Share:
   Before cumulative effect of change in accounting        $    0.83      $    0.63     $    1.48      $    1.18
   Cumulative effect of change in accounting                      --             --            --          (0.16)
                                                           ---------      ---------     ---------      ---------
   Net basic earnings per Common Share                     $    0.83      $    0.63     $    1.48      $    1.02
                                                           =========      =========     =========      =========
Diluted earnings per Common Share:
   Before cumulative effect of change in accounting        $    0.82      $    0.62     $    1.45      $    1.15
   Cumulative effect of change in accounting                      --             --            --          (0.15)
                                                           ---------      ---------     ---------      ---------
   Net diluted earnings per Common Share                   $    0.82      $    0.62     $    1.45      $    1.00
                                                           =========      =========     =========      =========

Weighted average number of Common Shares outstanding:
   Basic                                                       442.0          449.9         444.1          449.7
   Diluted                                                     450.0          459.7         452.1          460.2

Cash dividends declared per Common Share                   $   0.025      $   0.025     $   0.050      $   0.050



            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                             DECEMBER 31,    JUNE 30,
                                                                                 2002          2002
                                                                             ------------   ----------
ASSETS
  Current assets:
    Cash and equivalents                                                       $   998.9    $ 1,382.0
    Trade receivables, net                                                       2,611.8      2,295.4
    Current portion of net investment in sales-type leases                         175.4        218.3
    Inventories                                                                  8,313.3      7,361.0
    Prepaid expenses and other                                                     770.0        649.9
                                                                               ---------    ---------
      Total current assets                                                      12,869.4     11,906.6
                                                                               ---------    ---------
    Property and equipment, at cost                                              3,511.7      3,509.3
    Accumulated depreciation and amortization                                   (1,588.4)    (1,614.9)
                                                                               ---------    ---------
    Property and equipment, net                                                  1,923.3      1,894.4

  Other assets:
    Net investment in sales-type leases, less current portion                      525.2        618.6
    Goodwill and other intangibles                                               1,572.5      1,544.1
    Other                                                                          291.2        474.3
                                                                               ---------    ---------
      Total                                                                    $17,181.6    $16,438.0
                                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable, banks                                                       $     0.1    $     0.8
    Current portion of long-term obligations                                        17.1         17.4
    Accounts payable                                                             6,094.5      5,504.5
    Other accrued liabilities                                                    1,462.1      1,287.7
                                                                               ---------    ---------
      Total current liabilities                                                  7,573.8      6,810.4
                                                                               ---------    ---------
  Long-term obligations, less current portion                                    2,242.8      2,207.0
  Deferred income taxes and other liabilities                                      832.8      1,027.6

  Shareholders' equity:
    Preferred Stock, without par value
      Authorized - 0.5 million shares, Issued - none                                  --           --
    Common Shares, without par value
      Authorized - 755.0 million shares, Issued - 463.3 million
      shares and 461.0 million shares at December 31, 2002 and
      June 30, 2002, respectively                                                2,192.6      2,105.2
    Retained earnings                                                            5,789.5      5,156.1
    Common Shares in treasury, at cost, 22.1 million shares
      and 12.2 million shares at December 31, 2002 and
      June 30, 2002, respectively                                               (1,360.2)      (737.0)
    Other comprehensive loss                                                       (80.3)      (120.9)
    Other                                                                           (9.4)       (10.4)
                                                                               ---------    ---------
      Total shareholders' equity                                                 6,532.2      6,393.0
                                                                               ---------    ---------
      Total                                                                    $17,181.6    $16,438.0
                                                                               =========    =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                           SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                           2002        2001
                                                                         --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings before cumulative effect of change in accounting              $ 655.8     $   529.7
  Adjustments to reconcile earnings before cumulative effect of change in accounting to net cash from operating activities:
     Depreciation and amortization                                         126.5         123.1
     Provision for bad debts                                                10.5          14.8
     Change in operating assets and liabilities, net of effects from acquisitions:
      Increase in trade receivables                                       (327.8)       (169.7)
      Increase in inventories                                             (952.3)     (1,962.4)
      Decrease in net investment in sales-type leases                      136.2         161.5
      Increase in accounts payable                                         590.0         291.3
      Other operating items, net                                           120.0          64.7
                                                                        --------      --------
  Net cash provided by/(used in) operating activities                      358.9        (947.0)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired                         (7.8)         (2.8)
  Proceeds from sale of property, equipment, and other assets               33.8          16.9
  Additions to property and equipment                                     (172.3)       (121.3)
                                                                        --------      --------
  Net cash used in investing activities                                   (146.3)       (107.2)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in commercial paper and short-term debt                        (0.7)        576.6
  Reduction of long-term obligations                                       (13.1)        (27.7)
  Proceeds from long-term obligations, net of issuance costs                 6.1          46.4
  Proceeds from issuance of Common Shares                                   77.0          61.9
  Purchase of treasury shares                                             (642.7)       (115.7)
  Dividends on Common Shares                                               (22.3)        (22.5)
                                                                        --------      --------
  Net cash provided by/(used in) financing activities                     (595.7)        519.0
                                                                        --------      --------
NET DECREASE IN CASH AND EQUIVALENTS                                      (383.1)       (535.2)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              1,382.0         934.1
                                                                        --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD                                   $  998.9      $  398.9
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

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

     The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K"). Note 1 of the "Notes to Consolidated Financial Statements" from the 2002 Form 10-K contains specific accounting policies and is incorporated herein by reference.

     RECENT FINANCIAL ACCOUNTING STANDARDS. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has certain operating lease agreements with entities it believes qualify as variable interest entities. These operating leases consist of certain real estate used in the operations of the Company, and the obligations under these leases approximate $145 million at December 31, 2002. Although the Company's maximum loss exposure related to these operating lease agreements at December 31, 2002 was approximately $121 million, the Company believes the proceeds from the sale of the real estate properties under these operating leases would exceed its payment obligation.

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will include the required interim disclosure provisions in its financial statements for the quarter ending March 31, 2003. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the enhanced disclosure requirements in the current quarter. The adoption of the recognition and initial measurement provisions is not anticipated to have a material effect on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables", effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity, other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

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

     The following table reconciles the number of shares used to compute basic and diluted earnings per Common Share.

                                                      For the                   For the
                                                 Three Months Ended         Six Months Ended
                                                    December 31,               December 31,
                                              ---------------------        -------------------
(in millions)                                  2002           2001         2002           2001
-------------                                 -----           -----        -----         -----
Weighted-average shares - basic               442.0           449.9        444.1         449.7
Effect of dilutive securities:
   Employee stock options                       8.0             9.8          8.0          10.5
                                              -----           -----        -----         -----
Weighted-average shares - diluted             450.0           459.7        452.1         460.2
                                              =====           =====        =====         =====

     The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2002 and 2001 were 12.5 million and 0.1 million and for the six months ended December 31, 2002 and 2001 were 12.7 million and 0.1 million, respectively.

     On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. During the three months ended December 31, 2002, the Company repurchased approximately
3.5 million Common Shares having an aggregate cost of approximately $231.2 million. As of December 31, 2002, a total of approximately 6.9 million Common Shares having an aggregate cost of approximately $451.0 million had been repurchased through this plan. The repurchased shares will be treasury shares available to be used for general corporate purposes.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. This program was completed in August 2002. The Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this program was approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

3.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three and six months ended December 31, 2002 and 2001:

                                                           For the                   For the
                                                      Three Months Ended        Six Months Ended
                                                          December 31,             December 31,
                                                      -------------------       ------------------
(in millions)                                          2002         2001         2002         2001
-------------                                         ------        ------      ------       ------
Net earnings                                          $367.5        $283.3      $655.8       $459.6
Foreign currency translation adjustment                 19.6         (10.3)       28.2          4.0
Unrealized gain on investment                             --            --          --          2.2
Reclassification adjustment for
  investment losses included in net earnings              --            --          --          3.2
Net unrealized gain/(loss) on derivative
  instruments                                           (2.9)          2.2        12.4         (4.3)
                                                      ------        ------      ------       ------
Total comprehensive income                            $384.2        $275.2      $696.4       $464.7
                                                      ======        ======      ======       ======

4.   MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the special items for the three and six months ended December 31, 2002 and 2001.

                                                       Three Months Ended       Six Months Ended
Special Items                                             December 31,            December 31,
-------------                                         -------------------     --------------------
(in millions)                                           2002        2001        2002        2001
-------------                                         --------    -------     --------    --------
Merger-Related Costs:
  Employee-related costs                              $ (11.8)    $  (4.6)    $ (15.0)    $  (8.7)
  Pharmaceutical distribution center consolidation       (4.7)       (0.5)       (9.8)       (0.8)
  Other exit costs                                       (1.5)       (1.9)       (2.0)       (4.2)
  Other integration costs                                (4.0)       (9.8)       (6.6)      (15.4)
                                                      -------     -------     -------     -------
Total merger-related costs                            $ (22.0)    $ (16.8)    $ (33.4)    $ (29.1)
                                                      -------     -------     -------     -------
Other Special Items:
 Employee-related costs                               $  (1.4)    $    --     $  (1.4)    $    --
 Manufacturing facility closures                        (11.0)         --       (21.2)         --
 Litigation settlements                                  89.9          --        92.8          --
 Asset impairment and other                             (17.9)         --       (17.9)         --
                                                      -------     -------     -------     -------
Total other special items                             $  59.6     $    --     $  52.3     $    --
                                                      -------     -------     -------     -------
Total special items                                   $  37.6     $ (16.8)    $  18.9     $ (29.1)
Tax effect of special items                             (15.5)        6.5       (12.4)       11.2
                                                      -------     -------     -------     -------
Net effect of special items                           $  22.1     $ (10.3)    $   6.5     $ (17.9)
                                                      =======     =======     =======     =======

MERGER-RELATED COSTS

     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized as of December 31, 2002, were primarily a result of the merger or acquisition transactions involving Boron, Lepore & Associates, Inc. ("BLP"), Magellan Laboratories Incorporated ("Magellan"), Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer").

     EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its mergers and acquisitions. For the three months ended December 31, 2002, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the three and six months ended December 31, 2002, as well as the costs for the three and six months ended December 31, 2001, primarily related to amortization expense of noncompete agreements associated with the Bindley and Allegiance merger transactions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipated closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures were to result in the termination of approximately 1,250 employees. As of December 31, 2002, all 16 Bindley distribution centers and the Company's data center have been closed, and the majority of the 1,250 employees have been terminated. The Company anticipates completing the corporate office consolidation by June 30, 2003.

     During the three and six months ended December 31, 2002, the Company recorded charges totaling $4.7 million and $9.8 million, respectively, associated with the consolidations and closures noted above, as compared to $0.5 million and $0.8 million, respectively, for the comparable periods in fiscal 2002. The Company incurred employee-related costs of $2.3 million and $3.2 million during the three and six months ended December 31, 2002, respectively, primarily from the termination of employees due to the distribution center closures, as compared to $1.4 million for the three and six months ended December 31, 2001. The remaining merger-related items recorded during these periods primarily relate to exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, contract and lease termination costs, and duplicate salary costs incurred during the shutdown periods. During the three months ended December 31, 2001, the Company recorded a gain of $2.5 million related to the sale of a Bindley distribution center, partially offsetting the expenses incurred during this period.

     OTHER EXIT COSTS. Other exit costs related primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with BBMC, Allegiance and Scherer.

     OTHER INTEGRATION COSTS. Other integration costs, which primarily relate to the merger and acquisition transactions noted above, included charges directly related to the integration of operations of the transactions noted, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

OTHER SPECIAL ITEMS

     EMPLOYEE-RELATED COSTS. During the three months ended December 31, 2002, the Company incurred $1.4 million of employee-related costs associated with the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the second quarter of fiscal 2003. The restructuring of operations is expected to be complete by June 30, 2003, and will result in the termination of approximately 30 employees.

     MANUFACTURING FACILITY CLOSURES. During the three and six months ended December 31, 2002, the Company recorded a total of $11.0 million and $21.2 million, respectively, as special charges related to the closure and consolidation of certain manufacturing facilities. These closures and consolidations occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

     Within the Medical Products and Services segment, three manufacturing facility closures were announced during the six months ended December 31, 2002 (one during the first quarter of fiscal 2003 and two during the second quarter of fiscal 2003). Two of the manufacturing facility closures were complete as of December 31, 2002. The other closure is expected to be complete by March 31, 2003. Asset impairment charges of $1.4 million and $8.9 million were incurred during the three and six months ended December 31, 2002, respectively. Also, exit costs of $1.3 million and $2.7 million, respectively, were incurred during those same periods, primarily related to dismantling and moving machinery and equipment. The remaining $3.3 million and $4.6 million, respectively, related to severance costs due to the termination of employees as a result of these closures. The Company expects to terminate a total of approximately 530 employees due to these closures. As of December 31, 2002, the majority of these employees were terminated.

     The Company incurred special charges during the three months ended December 31, 2002, related to two manufacturing facility closures within the Pharmaceutical Technologies and Services segment. One closure was complete as of December 31, 2002. The other is expected to be complete by June 30, 2003. Asset impairment charges of $1.1 million were incurred during the three months ended December 31, 2002. Also, exit costs of $1.6 million were incurred during this same period, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. In addition, $1.6 million of severance costs were incurred as a result of these closures. The Company expects to terminate a total of approximately 75 employees due to these closures. As of December 31, 2002, the majority of these employees were terminated.

     LITIGATION SETTLEMENTS. During the three and six months ended December 31, 2002, the Company recorded income from litigation settlements of $89.9 million and $92.8 million, respectively. The settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through December 31, 2002 was $128.1 million. The amount recorded in the current quarter of $89.9 million represents an estimate of the majority of the recovery expected to be received from the defendants in the case. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable but the Company believes it will not likely represent a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached.

     ASSET IMPAIRMENT AND OTHER. During the three months ended December 31, 2002, the Company incurred asset impairment and other charges of $17.9 million, of which $10.1 million related to asset impairment charges resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. The remaining $7.8 million relates to a one-time writeoff of design, tooling and development costs.

ACCRUAL ROLLFORWARD

     The following table summarizes the activity related to the liabilities associated with the Company's special charges during the six months ended December 31, 2002.

                                               For the Six
                                              Months Ended
($ in millions)                             December 31, 2002
---------------                             -----------------
Balance at June 30, 2002                         $ 64.7
Additions(1)                                       73.9
Payments                                          (83.2)
                                                 ------
Balance at December 31, 2002                     $ 55.4
                                                 ======

---------------
(1) Amount represents items that have been either expensed as incurred or accrued according to generally accepted accounting principles. This amount does not include litigation settlement income recorded during the six months ended December 31, 2002 of $92.8 million, which was reported as a reduction to special charges.

SUMMARY

     The net effect of special items recorded during the three months ended December 31, 2002, was to increase net earnings by $22.1 million to $367.5 million and to increase reported diluted earnings per Common Share by $0.05 per share to $0.82 per share. In comparison, the net effect of special items recorded during the three months ended December 31, 2001, was to reduce net earnings by $10.3 million to $283.3 million and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.62 per share.

     The net effect of special items recorded during the six months ended December 31, 2002, was to increase earnings before cumulative effect of change in accounting by $6.5 million to $655.8 million and to increase reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.01 per share to $1.45 per share. In comparison, the net effect of special items recorded during the six months ended December 31, 2001, was to reduce earnings before cumulative effect of change in accounting by $17.9 million to $529.7 million and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.04 per share to $1.15 per share.

5.   SEGMENT INFORMATION

     The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates within four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. As of December 31, 2002, the Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the 2002 Form 10-K.

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

     The Medical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products as well as products not manufactured internally to hospitals, physician offices, surgery centers and other healthcare providers.

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

     The following tables include revenue and operating earnings for the three and six months ended December 31, 2002 and 2001 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:



NET REVENUE

                                                                 For the                       For the
                                                           Three Months Ended              Six Months Ended
                                                               December 31,                   December 31,
                                                       --------------------------     -------------------------
(in millions)                                             2002            2001           2002           2001
-------------                                          ----------      ----------     ----------     ----------
Operating revenue:
  Pharmaceutical Distribution and Provider Services    $ 10,539.0      $  9,214.5     $ 19,890.5     $ 17,175.2
  Medical Products and Services                           1,638.8         1,554.6        3,234.3        3,064.1
  Pharmaceutical Technologies and Services                  382.5           330.2          736.6          630.9
  Automation and Information Services                       164.5           139.7          298.3          248.0
  Corporate(1)                                              (18.5)          (17.3)         (36.8)         (31.1)
                                                       ----------      ----------     ----------     ----------
Total operating revenue                                $ 12,706.3      $ 11,221.7     $ 24,122.9     $ 21,087.1
                                                       ==========      ==========     ==========     ==========

Bulk deliveries to customer warehouses and other:
  Pharmaceutical Distribution and Provider Services    $  1,336.9      $  1,870.4     $  2,967.7     $  3,778.4
  Pharmaceutical Technologies and Services(2)                47.8              --           86.5             --
                                                       ----------      ----------     ----------     ----------
Total bulk deliveries to customer warehouses and other $  1,384.7      $  1,870.4     $  3,054.2     $  3,778.4
                                                       ==========      ==========     ==========     ==========

OPERATING EARNINGS

                                                             For the            For the
                                                       Three Months Ended   Six Months Ended
                                                          December 31,         December 31,
                                                       -----------------   -------------------
(in millions)                                            2002      2001       2002       2001
-------------                                          -------   -------   ---------   -------
Operating earnings:
  Pharmaceutical Distribution and Provider Services    $ 301.1   $ 256.2   $   568.6   $ 478.0
  Medical Products and Services                          143.6     130.5       282.3     257.0
  Pharmaceutical Technologies and Services                79.0      69.5       146.0     127.2
  Automation and Information Services                     69.3      55.1       115.5      84.9
  Corporate(3)                                            (2.1)    (41.6)      (54.0)    (77.4)
                                                       -------   -------   ---------   -------
Total operating earnings                               $ 590.9   $ 469.7   $ 1,058.4   $ 869.7
                                                       =======   =======   =========   =======

-----------------

(1) Corporate operating revenue primarily consists of foreign currency translation adjustments.

(2) At the beginning of fiscal 2003, the Company began classifying out-of-pocket expenses received through its recently acquired sales and marketing services' business within the bulk deliveries to customer warehouses and other line item. The customer is contractually required to reimburse the Company for these expenses. The Company does not generate any margin from these reimbursements.

(3) Corporate operating earnings include special items of $37.6 million and ($16.8) million in the three-month periods ended December 31, 2002 and 2001, respectively, and $18.9 million and ($29.1) million for the six-month periods ended December 31, 2002 and 2001, respectively, and unallocated corporate administrative expenses and investment spending. In addition, at the beginning of fiscal 2003, the Company began expanding the use of its shared service center, which previously supported the Medical Products and Services segment, to benefit and support company-wide initiatives and other business segments. Accordingly, the cost of the shared service center, which was previously reported within the Medical Products and Services segment, has been classified within Corporate operating earnings for fiscal 2003 to be consistent with internal segment reporting. The cost of these services for the three and six months ended December 31, 2002 were approximately $4.8 million and $9.6 million, respectively. These costs are included within corporate operating earnings, a portion of which are allocated to each segment.

6.   LEGAL PROCEEDINGS

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

     As of December 31, 2002, there were 314 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately 800 cases. As of December 31, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company's proposed acquisition of Syncor International Corporation ("Syncor"). Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. Among other matters, the complaint requested that the transaction with Syncor be enjoined and that damages be awarded against defendants in an unspecified amount. The Company believes the allegations made in the complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity and results of operation. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

     As of January 1, 2003, ten purported class action lawsuits had been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), and Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal).

     The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares.

     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corp. and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases include Alan Kaplan v. Monty Fu, et al., Case No. 20026-NC (Del. Ch.), and Richard Harman v. Monty Fu, et al., Case No. 20027-NC (Del. Ch).

     On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al, Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.).

     Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of any of these actions will have a material adverse effect on the Company's financial position, liquidity and results of operation. The Company and Syncor believe the allegations made in each of the complaints described above are without merit and intend to vigorously contest such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously contest such actions. Syncor currently believes that there will be some insurance coverage available under Syncor's directors' and officers' liability insurance policies in effect at the time these actions were filed.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's financial position, liquidity and results of operation.

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

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six months ended December 31, 2002, were as follows:

                                         Pharmaceutical      Medical
                                          Distribution      Products    Pharmaceutical    Automation and
                                          And Provider         and     Technologies and     Information
(in millions)                               Services        Services       Services          Services       Total
-------------                            --------------     --------    ---------------   --------------   ---------
Balance at June 30, 2002                     $ 159.8        $ 675.4         $ 639.4           $ 50.7       $1,525.3
Goodwill acquired, net of purchase
 price adjustments and other                     5.1            5.4            11.0               --           21.5
Goodwill write-off                                --             --            (7.6)              --           (7.6)
                                             -------        -------         -------           ------       --------
Balance at December 31, 2002                 $ 164.9        $ 680.8         $ 642.8           $ 50.7       $1,539.2
                                             =======        =======         =======           ======       ========

     During the second quarter of fiscal 2003, the Company made the decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment. As a result of this decision, the Company recorded a write-off of goodwill totaling $7.6 million.

     All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of December 31, and June 30, 2002 was as follows:

                                        Gross         Accumulated           Net
(in millions)                        Intangible       Amortization      Intangible
-------------                        ----------       ------------      ----------
June 30, 2002
  Trademarks and patents               $ 28.7            $ 20.0           $  8.7
  Non-compete agreements                 21.3              20.0              1.3
  Other                                  17.7               8.9              8.8
                                       ------            ------           ------
  Total                                $ 67.7            $ 48.9           $ 18.8
                                       ------            ------           ------
December 31, 2002
  Trademarks and patents               $ 37.8            $ 20.0           $ 17.8
  Non-compete agreements                 26.8              21.3              5.5
  Other                                  19.9               9.9             10.0
                                       ------            ------           ------
   Total                               $ 84.5            $ 51.2           $ 33.3
                                       ------            ------           ------


     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three months ended December 31, 2002 and 2001 was $0.9 million and $0.3 million, respectively, and for the six months ended December 31, 2002 and 2001 was $1.7 million and $1.2 million, respectively.

     Amortization expense for each of the next five fiscal years is estimated to be:

                           2003       2004       2005       2006      2007
                          ------     ------     ------     ------    ------
Amortization expense      $ 3.0      $ 2.4       $ 2.1      $ 1.9    $ 1.8


9.   OFF-BALANCE SHEET TRANSACTIONS

     The Company formed Cardinal Health Lease Funding 2002A, LLC ("CHLF2002A") for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Cardinal Health 301, Inc ("CH301"), formerly known as Pyxis, and selling lease receivables and granting a security interest in the related lease equipment to Cardinal Health Lease Funding 2002AQ, LLC ("CHLF2002AQ"). CHLF2002A is a wholly owned, special purpose, bankruptcy-remote subsidiary of CH301. CHLF2002AQ was formed for the sole purposes of acquiring lease receivables under sales-type leases from CHLF2002A and granting a beneficial interest in the lease receivables and a security interest in the related equipment to the leasing subsidiary of a third-party bank. CHLF2002AQ is a wholly owned, special purpose, bankruptcy-remote subsidiary of CHLF2002A. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates CHLF2002A and does not consolidate CHLF2002AQ, as CHLF2002AQ is a qualified special purpose entity, as defined under SFAS No. 140. Both CHLF2002A and CHLF2002AQ are separate legal entities that maintain separate financial statements from Cardinal Health, Inc. and CH301. The assets of CHLF2002A and CHLF2002AQ are available first and foremost to satisfy the claims of their respective creditors. During the six months ended December 31, 2002, CHLF2002A sold $200.0 million of lease receivables to CHLF2002AQ and recognized an immaterial gain that was classified as operating revenue within its results of operations.

10.  GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (see Note 1). This interpretation enhances a guarantor's disclosure requirements in its interim and annual financial statements regarding obligations under certain guarantees. The Company adopted the enhanced disclosure requirements in the current quarter. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to five years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2002, the maximum amount the Company could be required to reimburse was $369.0 million. The Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation.

     In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition agreements, customer agreements, and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of liability being triggered under these indemnification obligations is not significant.

     In the ordinary course of business, the Company, from time to time, enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired company. Generally, the obligation is capped at an explicit amount. The Company's aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company's earnings.

11.  SUBSEQUENT EVENTS

     On January 1, 2003, the Company completed the purchase of Syncor, a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. The stock for stock transaction was valued at approximately $781 million, plus the assumption of $120 million in debt. Syncor's operations will be integrated into the Company's existing Nuclear Pharmacy Services business and reported within the Pharmaceutical Technologies and Services segment.

     On January 28, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. The shares repurchased under this program will be treasury shares available to be used for general corporate purposes.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 2002 and June 30, 2002, and for the condensed consolidated statements of earnings for the three and six-month periods ended December 31, 2002 and 2001.

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

GENERAL

     The Company operates within four operating business segments:
Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. See Note 5 of "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

Operating Revenue

                                                           Percent of Total                     Percent of Total
                                                          Operating Revenues                   Operating Revenues
                                                          ------------------                   ------------------
                                                          Three Months Ended                    Six Months Ended
                                                              December 31,                        December 31,
                                                          ------------------                   ------------------
                                             Growth(1)     2002        2001       Growth(1)     2002        2001
                                             ---------    ------      ------      ---------    ------      ------
Pharmaceutical Distribution and
  Provider Services                              14%         83%        82%          16%         82%         81%
Medical Products and Services                     5%         13%        14%           6%         14%         15%
Pharmaceutical Technologies and Services         16%          3%         3%          17%          3%          3%
Automation and Information Services              18%          1%         1%          20%          1%          1%

Total Company                                    13%        100%       100%          14%        100%        100%

------------------

(1) Growth is calculated as the increase/(decrease) in the operating revenue for the three and six months ended December 31, 2002 as a percentage of the operating revenue for the three and six months ended December 31, 2001, respectively.

     Total operating revenue for the three and six months ended December 31, 2002 increased 13% and 14% compared to the same periods of the prior year. This increase is a result of a higher sales volume across various customer segments; pharmaceutical price increases averaging approximately 5%; addition of new products; and the addition of new customers, some of which was a result of new corporate agreements with healthcare providers. In addition, acquisitions, particularly within the Pharmaceutical Technologies and Services segment, accounted for a portion of the overall growth.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and six months ended December 31, 2002, resulted from strong sales to all customer segments. The most significant growth was in the alternate site and chain pharmacies customer segments, which yielded growth of approximately 21% and 17%, respectively, for the three months ended December 31, 2002 and 23% and 18%, respectively, for the six months ended December 31, 2002. In addition, pharmaceutical price increases, which averaged approximately 5%, contributed to the growth in this segment. This growth was partially offset by the negative impact of brand to generic conversions, as well as a reduction in sales to Kmart when compared to the same periods a year ago.

     The Medical Products and Services segment's operating revenue growth during the three and six months ended December 31, 2002, resulted from an increase in sales of distributed and self-manufactured products. The addition of several new contracts with hospitals and health care networks, as well as improved penetration in the surgery center market increased demand for certain products within this segment, in particular, self-manufactured products such as surgeon gloves and proprietary custom surgical procedure kits, which helped contribute to this segment's growth.

     The Pharmaceutical Technologies and Services segment's operating revenue growth during the three and six months ended December 31, 2002, resulted from strong demand for proprietary branded and sterile manufacturing, development and analytical services, and sales and marketing services. Oral branded products that showed particular strength included Lilly's Zyprexa(R) , an anti-psychotic, and Abbott's Kaletra(R) , a protease inhibitor. Increased demand for sterile manufacturing included Warrick's generic albuterol (respiratory), Sepracor's Xopenex(R) (respiratory), and Pharmacia's Xalatan(R) (glaucoma). These gains were partially offset by slower sales of Claritin RediTabs(R) and in non-core businesses such as international health and nutritional products. The acquisition of Magellan and BLP during the fourth quarter of fiscal 2002 contributed 13% of the overall growth in this segment during the three and six months ended December 31, 2002, respectively.

     The Automation and Information Services segment's operating revenue growth during the three and six months ended December 31, 2002, resulted from strong sales in the patient safety and supply management product lines, such as MEDSTATION SN(R) and SUPPLYSTATION(R).

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

     The Pharmaceutical Technologies and Services segment records out-of-pocket reimbursements received through its sales and marketing services' business as revenue. These out-of-pocket expenses, which generally include travel expenses and other incidental costs, are incurred to fulfill the services required by the contract. Within these contracts, the customer agrees to reimburse the Company for the expenses. Due to the Company not generating any margin from these reimbursements, fluctuations in their amount have no impact on the Company's earnings.

Gross Margin

                                                       Three Months Ended        Six Months Ended
                                                          December 31,              December 31,
                                                      --------------------     ---------------------
(as a percentage of operating revenue)                  2002         2001        2002         2001
--------------------------------------                -------      -------     -------       -------
Pharmaceutical Distribution and Provider Services       4.52%        4.87%       4.71%        5.03%
Medical Products and Services                          21.57%       22.11%      21.25%       21.77%
Pharmaceutical Technologies and Services               34.30%       33.97%      34.26%       33.90%
Automation and Information Services                    73.51%       67.93%      72.32%       67.49%

Total Company                                           8.50%        8.92%       8.65%        9.08%


     The overall gross margin as a percentage of operating revenue decreased during the three and six months ended December 31, 2002 compared to the same periods of the prior year. This decrease resulted primarily from a greater mix of relatively lower margin pharmaceutical distribution operating revenues in the first three and six months of fiscal 2003 (83% and 82% of operating revenues in the first three and six months ended December 30, 2002, respectively, as compared to 82% and 81%, respectively, of operating revenues for the same periods last fiscal year), as well as a greater mix of relatively lower margin distribution products within the Medical Products and Services segment. These decreases were partially offset by increases within the Pharmaceutical Technologies and Services and Automation and Information Services segments. The increase within the Pharmaceutical Technologies and

Services segment can be primarily attributed to the mix of business within that segment. The increase within the Automation and Information Services segment occurred primarily due to changes within the segment's product mix as well as productivity improvements.

     The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased during the three and six months ended December 31, 2002. This decrease was primarily due to a greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers. Operating revenue generated from sales to chain pharmacy and alternate site customers as a percentage of total operating revenue for this segment trended as follows:

                                         Three Months            Six Months
         Customer Class               Ended December 31,      Ended December 31,
         --------------               ------------------      ------------------
                                       2002        2001       2002          2001
                                       ----        ----       ----          ----
         Chain Pharmacy                 49%         48%        48%           47%
         Alternate Site                 21%         20%        20%           19%

The decrease in selling margins was partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs, including inventory management agreements whereby the Company is compensated on a negotiated basis to help manufacturers better match their shipments with market demand. There can be no assurance that vendor programs that occurred in the first six months of fiscal 2003 will recur in the same form or at the same levels in the future.

     The Medical Products and Services segment's gross margin as a percentage of operating revenue decreased during the three and six months ended December 31, 2002. This decrease resulted primarily from the mix of business created from new distribution agreements in which lower margin distributed products have been sold at a faster rate initially as compared to the rate of sale of higher margin self-manufactured products. The decline was partially offset by the introduction of new self-manufactured products in the second quarter of fiscal 2003 (e.g. new synthetic surgeon gloves).

     The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue increased during the three and six months ended December 31, 2002. This resulted primarily from a change within the business mix of products and services sold by the segment, which included an increase in the higher margin development and analytical services and sales and marketing services businesses, mainly from the acquisitions of Magellan and BLP. The gross margin comparison in this segment was negatively impacted by certain items that occurred in fiscal year 2002 that did not recur in fiscal year 2003, including the recording of pricing adjustments related to the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overcharged in prior years (also, see Note 4 of "Notes to Condensed Consolidated Financial Statements"). These pricing adjustments were recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. The amount recorded for these pricing adjustments was $12.0 million in the first quarter of fiscal 2002.

     The Automation and Information Services segment's gross margin as a percentage of operating revenue increased during the three and six months ended December 31, 2002. This increase resulted from increased sales within the relatively higher margin MEDSTATION SN(R) and newer version supply control products as well as productivity gains realized from the operational improvements implemented early last fiscal year.

Selling, General & Administrative Expenses

                                                              Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                             ---------------------         ---------------------
(as a percentage of operating revenue)                        2002           2001           2002           2001
--------------------------------------                       ------         ------         ------         ------
Pharmaceutical Distribution and Provider Services             1.67%          2.09%          1.85%          2.25%
Medical Products and Services                                12.81%         13.72%         12.52%         13.38%
Pharmaceutical Technologies and Services                     13.66%         12.92%         14.44%         13.73%
Automation and Information Services                          31.42%         28.50%         33.63%         33.27%

Total Company                                                 4.14%          4.58%          4.34%          4.82%


     Selling, general and administrative expenses as a percentage of operating revenue decreased during the three and six months ended December 31, 2002 as compared to the same periods of fiscal 2002. The decrease in the

Pharmaceutical Distribution and Provider Services segment was primarily due to the synergies achieved following the Bindley merger. From an operational perspective, the distribution center integration is considered complete with the closure of two distribution centers during the second quarter of fiscal 2003. This segment is operating six fewer distribution centers than it had for the same period last fiscal year which resulted in an eight percent reduction in workforce versus the same period of the prior fiscal year. In addition, a portion of the decline in this segment is attributed to increased efficiency due to distribution automation and customer mix. The decline in the Medical Products and Services segment is primarily a result of efficiencies achieved from the restructuring activities within the segment, which were initiated in the fourth quarter of fiscal 2002. Ten manufacturing facilities have been consolidated and eight hundred positions have been eliminated since the same time period in the last fiscal year. Partially offsetting the improvements in fiscal 2003 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This increase was primarily a result of a change within the business mix of this segment, largely driven by the acquisition of Magellan and BLP during the fourth quarter of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of operating revenue in the Automation and Information Services segment was driven largely by product mix, increased research and development spending, and the cost of increasing installation resources to meet future installation requirements for the Company's products.

Special Items

     The following is a summary of the special items for the three and six months ended December 31, 2002 and 2001.

Special Items

                                                            Three Months Ended         Six Months Ended
                                                                December 31,             December 31,
                                                         -----------------------    ----------------------
(in millions)                                               2002         2001         2002           2001
-------------                                             --------     --------     --------       --------
Merger-Related Costs:
  Employee-related costs                                  $ (11.8)     $  (4.6)     $ (15.0)     $  (8.7)
  Pharmaceutical distribution center consolidation           (4.7)        (0.5)        (9.8)        (0.8)
  Other exit costs                                           (1.5)        (1.9)        (2.0)        (4.2)
  Other integration costs                                    (4.0)        (9.8)        (6.6)       (15.4)
                                                          -------      -------      -------      -------
Total merger-related costs                                $ (22.0)     $ (16.8)     $ (33.4)     $ (29.1)
                                                          -------      -------      -------      -------

Other Special Items:
  Employee-related costs                                  $  (1.4)     $    --      $  (1.4)     $    --
  Manufacturing facility closures                           (11.0)          --        (21.2)          --
  Litigation settlements                                     89.9           --         92.8           --
  Asset impairment and other                                (17.9)          --        (17.9)          --
                                                          -------      -------      -------      -------
Total other special items                                 $  59.6      $    --      $  52.3      $    --
                                                          -------      -------      -------      -------

Total special items                                       $  37.6      $ (16.8)     $  18.9      $ (29.1)
Tax effect of special items                                 (15.5)         6.5        (12.4)        11.2
                                                          -------      -------      -------      -------
Net effect of special items                               $  22.1      $ (10.3)     $   6.5      $ (17.9)
                                                          =======      =======      =======      =======

MERGER-RELATED COSTS

     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized as of December 31, 2002, were primarily a result of the merger or acquisition transactions involving BLP, Magellan, Bindley, BBMC, Allegiance and Scherer.

     EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its mergers and acquisitions. For the three months ended December 31, 2002, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the three and six months ended December 31, 2002, as well as the costs for the three and six months ended December 31, 2001, primarily related to amortization expense of noncompete agreements primarily associated with the Bindley and Allegiance merger transactions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipated closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures were to result in the termination of approximately 1,250 employees. As of December 31, 2002, all 16 Bindley distribution centers and the Company's data center have been closed, and the majority of the 1,250 employees have been terminated. The Company anticipates completing the corporate office consolidation by June 30, 2003.

     During the three and six months ended December 31, 2002, the Company recorded charges totaling $4.7 million and $9.8 million, respectively, associated with the consolidations and closures noted above, as compared to $0.5 million and $0.8 million, respectively, for the comparable periods in fiscal 2002. The Company incurred employee-related costs of $2.3 million and $3.2 million during the three and six months ended December 31, 2002, respectively, primarily from the termination of employees due to the distribution center closures, as compared to $1.4 million for the three and six months ended December 31, 2001. The remaining merger-related items recorded during these periods primarily relate to exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, contract and lease termination costs, and duplicate salary costs incurred during the shutdown periods. During the three months ended December 31, 2001, the Company recorded a gain of $2.5 million related to the sale of a Bindley distribution center, partially offsetting the expenses incurred during this period.

     OTHER EXIT COSTS. Other exit costs related primarily to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger transactions with BBMC, Allegiance and Scherer.

     OTHER INTEGRATION COSTS. Other integration costs, which primarily relate to the merger and acquisition transactions noted above, included charges directly related to the integration of operations of the transactions noted, such as consulting costs related to information systems and employee benefit integration, as well as relocation and travel costs directly associated with the integrations.

OTHER SPECIAL ITEMS

     EMPLOYEE-RELATED COSTS. During the three months ended December 31, 2002, the Company incurred $1.4 million of employee-related costs associated with the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the second quarter of fiscal 2003. The restructuring of operations is expected to be complete by June 30, 2003, and will result in the termination of approximately 30 employees.

     MANUFACTURING FACILITY CLOSURES. During the three and six months ended December 31, 2002, the Company recorded a total of $11.0 million and $21.2 million, respectively, as special charges related to the closure and consolidation of certain manufacturing facilities. These closures and consolidations occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

     Within the Medical Products and Services segment, three manufacturing facility closures were announced during the six months ended December 31, 2002 (one during the first quarter of fiscal 2003 and two during the second quarter of fiscal 2003). Two of the manufacturing facility closures were complete as of December 31, 2002. The other closure is expected to be complete by March 31, 2003. Asset impairment charges of $1.4 million and $8.9 million were incurred during the three and six months ended December 31, 2002, respectively. Also, exit costs of $1.3 million and $2.7 million, respectively, were incurred during those same periods, primarily related to dismantling and moving machinery and equipment. The remaining $3.3 million and $4.6 million, respectively, related to severance costs due to the termination of employees as a result of these closures. The Company expects to terminate a total of approximately 530 employees due to these closures. As of December 31, 2002, the majority of these employees were terminated.

     The Company incurred special charges during the three months ended December 31, 2002, related to two manufacturing facility closures within the Pharmaceutical Technologies and Services segment. One closure was complete as of December 31, 2002. The other is expected to be complete by June 30, 2003. Asset impairment charges of $1.1 million were incurred during the three months ended December 31, 2002. Also, exit costs of $1.6 million were incurred during this same period, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. In addition, $1.6 million of severance costs were incurred as a result of these closures. The Company expects to terminate a total of approximately 75 employees due to these closures. As of December 31, 2002, the majority of these employees were terminated.

     LITIGATION SETTLEMENTS. During the three and six months ended December 31, 2002, the Company recorded income from litigation settlements of $89.9 million and $92.8 million, respectively. The settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through December 31, 2002 was $128.1 million. The amount recorded in the current quarter of $89.9 million represents an estimate of the majority of the recovery expected to be received from the defendants in the case. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable but the Company believes it will not likely represent a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached.

     ASSET IMPAIRMENT AND OTHER. During the three months ended December 31, 2002, the Company incurred asset impairment and other charges of $17.9 million, of which $10.1 million related to asset impairment charges resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. The remaining $7.8 million relates to a one-time writeoff of design, tooling and development costs.

SUMMARY

     The net effect of special items recorded during the three months ended December 31, 2002, was to increase net earnings by $22.1 million to $367.5 million and to increase reported diluted earnings per Common Share by $0.05 per share to $0.82 per share. In comparison, the net effect of special items recorded during the three months ended December 31, 2001, was to reduce net earnings by $10.3 million to $283.3 million and to reduce reported diluted earnings per Common Share by $0.02 per share to $0.62 per share.

     The net effect of special items recorded during the six months ended December 31, 2002, was to increase earnings before cumulative effect of change in accounting by $6.5 million to $655.8 million and to increase reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.01 per share to $1.45 per share. In comparison, the net effect of special items recorded during the six months ended December 31, 2001, was to reduce earnings before cumulative effect of change in accounting by $17.9 million to $529.7 million and to reduce reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.04 per share to $1.15 per share.

     The Company estimates that in future periods it will incur additional merger-related costs, restructuring costs and integration expenses associated with the various mergers and acquisitions it has completed as of December 31, 2002 (primarily related to the Bindley merger and the acquisitions of Magellan and BLP) of approximately $80 million ($50 million, net of tax). These costs are expected to be incurred primarily in fiscal 2003 and 2004 and relate to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes relative to pre-tax earnings was 34.3% for the second quarters of fiscal 2003 and 2002, respectively and 34.2% and 34.0%, respectively, for the six months ended December 31, 2002 and 2001. Fluctuations in the effective tax rate are primarily due to the impact of recording certain non-deductible special items during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix. The provision for income taxes excluding the impact of special items was 33.8% and 34.4% for the quarters ended December 31, 2002 and 2001, respectively and 33.6% and 34.1%, respectively, for the six-month periods ended December 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $5.3 billion at December 31, 2002 from $5.1 billion at June 30, 2002. This increase in working capital resulted primarily from increases in inventories and accounts receivable of $952.3 million and $316.4 million, respectively, partially offset by the decrease of cash and equivalents of $383.1 million and an increase in accounts payable of $590.0 million. The increase in inventories is attributed to the general build-up for seasonality within the pharmaceutical distribution business. The increase also reflects the higher level of business volume in the Pharmaceutical Distribution and Provider Services segment. The increase in accounts receivable is primarily due to the Company's revenue growth. The decrease in cash and equivalents is primarily attributed to the repurchase of Common Shares, resulting in a total cash outlay of $642.7 million, partially offset by the sale of $200.0 million in sales-type leases within the Automation and Information Services segment. The change in accounts payable is due primarily to the timing of inventory purchases and related payments.

     The increase in inventories noted above is less than in prior years due to the impact of branded to generic product conversions and an increase in inventory management agreements, both of which lower the Company's inventory investment, as well as synergies realized from the Bindley integration. The Company has also experienced liquidity improvements in its investment in trade receivables over the comparable period in prior years.

     Net investment in sales type leases decreased $136.3 million at December 31, 2002, as compared to June 30, 2002. This decrease was primarily the result of the sale by Cardinal Health Lease Funding 2002A, LLC ("CHLF2002A") of a pool of sales-type leases to Cardinal Health Lease Funding 2002AQ, LLC at amounts approximating their fair value. CHLF2002A obtained proceeds of approximately $200.0 million related to the transaction (see Note 9 in the "Notes to Condensed Consolidated Financial Statements" for further discussion).

     Shareholders' equity increased by $139.2 million at December 31, 2002, as compared to June 30, 2002. Shareholders' equity increased primarily due to net earnings of $655.8 million and the investment of $77.0 million by employees of the Company through various employee stock benefit plans. This increase was partially offset by the repurchase of Common Shares of $642.7 million and dividends of $22.3 million.

      On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. As of December 31, 2002, 6.9 million Common Shares having an aggregate cost of approximately $451.0 million had been repurchased through this plan. This program was completed in January 2003. The repurchased shares will be treasury shares available to be used for general corporate purposes.

     In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. This program was completed in August 2002. The Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this program was approximately 8.3 million Common Shares, having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

     On January 28, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. The shares repurchased under this program will be treasury shares available to be used for general corporate purposes.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

OTHER

     For information relating to the Company's acquisition of Syncor, see Note 11 in the "Notes to Condensed Consolidated Financial Statements".

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in the quantitative and qualitative market risks from those discussed in the 2002 Form 10-K.

                         ITEM 4: CONTROLS AND PROCEDURES

     Within 90 days prior to this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. To date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. Management will continue to review the Company's disclosure controls and procedures on an ongoing basis, looking for opportunities to strengthen them where appropriate.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The discussion below includes an update of material developments that have occurred in various judicial proceedings, which are more fully described in Part I, Item 3, of the 2002 Form 10-K, and are incorporated herein by reference.

     The following disclosure should be read together with the disclosure set forth in the 2002 Form 10-K, the Form 10-Q for the fiscal quarter ended September 30, 2002, and to the extent any such statements constitute "forward looking statements", reference is made to Exhibit 99.01 of this Form 10-Q and page 8 of the 2002 Form 10-K.

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

     As of December 31, 2002, there were 314 lawsuits against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in approximately 800 cases. As of December 31, 2002, fewer than half of those lawsuits remain pending. Nearly half of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the top end of the range reflecting virtually no insurance coverage, which the Company believes is an unlikely scenario given the insurance coverage in place). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

     On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is scheduled for trial in the United States District Court for the District of Columbia (where it was transferred) in March 2003. As of December 31, 2002, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $128.1 million, net of attorney fees and expenses withheld prior to the disbursement of the funds to Scherer. While the Company still has pending claims with smaller vitamin manufacturers and cannot predict the outcome of the claims against those defendants, the total amount of any future recovery will not likely represent a material amount.

Shareholder Litigation against Cardinal Health

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company's proposed acquisition of Syncor. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. Among other matters, the complaint requested that the transaction with Syncor be enjoined and that damages be awarded against defendants in an unspecified amount. The Company believes the allegations made in the complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity and results of operation. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

     As of January 1, 2003, ten purported class action lawsuits had been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), and Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal).

     The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares.

     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corp. and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases include Alan Kaplan v. Monty Fu, et al., Case No. 20026-NC (Del. Ch.), and Richard Harman v. Monty Fu, et al., Case No. 20027-NC (Del. Ch).

     On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al, Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.).

     Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of any of these actions will have a material adverse effect on the Company's financial position, liquidity and results of operation. The Company and Syncor believe the allegations made in each of the complaints described above are without merit and intend to vigorously contest such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously contest such actions. Syncor currently believes that there will be some insurance coverage available under Syncor's directors' and officers' liability insurance policies in effect at the time these actions were filed.

     The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's financial position, liquidity and results of operation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  Registrant's 2002 Annual Meeting of Shareholders was held on November 6,
     2002.

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

(c)  Matters voted upon at the Annual Meeting were as follows:

     Election of J. Michael Losh, John B. McCoy, Michael D. O'Halleran, Jean G. Spaulding, and Matthew D. Walter. The results of the shareholder vote were as follows: Mr. Losh - 395,031,260 for, 0 against, 4,021,825 withheld, and 0 broker non-votes; Mr. McCoy - 394,806,991 for, 0 against, 4,246,094 withheld, and 0 broker non-votes; Mr. O'Halleran - 390,916,236 for, 0 against, 8,136,849 withheld, and 0 broker non-votes; Ms. Spaulding - 395,045,816 for, 0 against, 4,007,269 withheld, and 0 broker non-votes; and Mr. M. Walter - 369,725,637 for, 0 against, 29,327,448 withheld, and 0 broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Listing of Exhibits:

Exhibit
 Number   Exhibit Description
-------   -------------------

10.01 Second Amendment to Pharmaceutical Services Agreement ("Second Amendment") between Kmart Corporation ("Kmart") and Cardinal Distribution effective as of November 1, 2002 (1)

10.02 Employment Agreement, dated January 8, 2003, between the Registrant and Gordon A. Troup*

10.03 Employment Agreement, dated February 5, 2003, between the Registrant and Stephen S. Thomas*

99.01     Statement Regarding Forward-Looking Information (2)

----------------
(1) Confidential treatment has been requested for portions of this document, and the confidential information has been filed separately with the Commission.

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

     On November 6, 2002, the Company filed a Current Report on Form 8-K under
Item 5, which filed as exhibits the press release announcing that the Company's Board of Directors declared a regular quarterly dividend of $0.025 per Common Share, without par value, payable on January 15, 2003 to shareholders of record on January 1, 2003, and the press release of the Company relating to the proposed acquisition of Syncor.

     On December 13, 2002, the Company filed a Current Report on Form 8-K under
Item 5, which filed as exhibits the press release announcing that the Company had expanded its relationship with Express Scripts, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARDINAL HEALTH, INC.


Dated: February 14, 2003                 /s/ Robert D. Walter
                                         ---------------------------------------
                                         Robert D. Walter
                                         Chairman and Chief Executive Officer



                                         /s/  Richard J. Miller
                                         ---------------------------------------
                                         Richard J. Miller
                                         Executive Vice President and
                                         Chief Financial Officer

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


Dated: February 14, 2003                    /s/  Robert D. Walter
                                            ------------------------------------
                                            Robert D. Walter
                                            Chairman and Chief Executive Officer

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


Dated: February 14, 2003                     /s/  Richard J. Miller
                                             -----------------------------------
                                             Richard J. Miller
                                             Executive Vice President, and
                                             Chief Financial Officer