Form 10-Q
period 2003-03-31
CARDINAL HEALTH INC
filed 2003-05-15
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2003          Commission File Number 1-11373

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

                                 Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 Yes |X| No | |

      The number of Registrant's Common Shares outstanding at the close of business on April 30, 2003 was as follows:

                  Common Shares, without par value: 446,448,190

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 2003 and 2002 (unaudited)..........................................         3

           Condensed Consolidated Balance Sheets at March 31, 2003 and
           June 30, 2002 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2003 and 2002 (unaudited)................................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        27

Item 4.    Controls and Procedures............................................................        27

Part II.   Other Information:

Item 1.    Legal Proceedings..................................................................        27

Item 5.    Other Information..................................................................        30

Item 6.    Exhibits and Reports on Form 8-K...................................................        30

*  Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         MARCH 31,                       MARCH 31,
                                                                   2003             2002            2003             2002
                                                               -----------      -----------     -----------      -----------
Operating revenue                                              $  12,837.3      $  11,541.3     $  36,960.2      $  32,628.4
Operating cost of products sold                                   11,643.2         10,472.8        33,679.7         29,644.7
                                                               -----------      -----------     -----------      -----------
Operating gross margin                                             1,194.1          1,068.5         3,280.5          2,983.7

Bulk deliveries to customer warehouses and other                   1,534.0          1,700.7         4,588.2          5,479.1
Cost of products sold - bulk deliveries and other                  1,534.0          1,700.7         4,588.2          5,479.1
                                                               -----------      -----------     -----------      -----------

Bulk gross margin                                                       --               --              --               --

Selling, general and administrative expenses                         576.1            536.0         1,623.0          1,552.4

Special items - merger charges                                        15.9             39.1            49.3             68.2
Special items - other                                                 (6.1)              --           (58.4)              --
                                                               -----------      -----------     -----------      -----------

Operating earnings                                                   608.2            493.4         1,666.6          1,363.1

Interest expense and other                                            30.6             39.6            92.7            107.0
                                                               -----------      -----------     -----------      -----------

Earnings before income taxes, discontinued operations,
   and cumulative effect of change in accounting                     577.6            453.8         1,573.9          1,256.1

Provision for income taxes                                           192.7            153.5           533.2            426.1
                                                               -----------      -----------     -----------      -----------

Earnings from continuing operations before cumulative
   effect of change in accounting                                    384.9            300.3         1,040.7            830.0

Loss from discontinued operations (net of tax of $1.1, see            (1.8)              --            (1.8)              --
   Note 12)

Cumulative effect of change in accounting (See Note 7)                  --               --              --            (70.1)
                                                               -----------      -----------     -----------      -----------

Net earnings                                                   $     383.1      $     300.3     $   1,038.9      $     759.9
                                                               ===========      ===========     ===========      ===========

Basic earnings per Common Share:

   Continuing operations                                       $      0.86      $      0.67     $      2.34      $      1.85
   Discontinued operations                                           (0.01)              --           (0.01)              --
   Cumulative effect of change in accounting                            --               --              --            (0.16)
                                                               -----------      -----------     -----------      -----------
   Net basic earnings per Common Share                         $      0.85      $      0.67     $      2.33      $      1.69
                                                               ===========      ===========     ===========      ===========

Diluted earnings per Common Share:

   Continuing operations                                       $      0.85      $      0.66     $      2.30      $      1.81
   Discontinued operations                                           (0.01)              --           (0.01)              --
   Cumulative effect of change in accounting                            --               --              --            (0.15)
                                                               -----------      -----------     -----------      -----------
   Net diluted earnings per Common Share                       $      0.84      $      0.66     $      2.29      $      1.66
                                                               ===========      ===========     ===========      ===========

Weighted average number of Common Shares outstanding:
   Basic                                                             449.1            449.9           445.8            449.8
   Diluted                                                           456.3            459.1           453.5            459.8

Cash dividends declared per Common Share                       $     0.025      $     0.025     $     0.075      $     0.075

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                    MARCH 31,       JUNE 30,
                                                                      2003           2002
                                                                    ---------      ---------
ASSETS
    Current assets:
      Cash and equivalents                                          $   545.2      $ 1,382.0
      Trade receivables, net                                          2,845.3        2,295.4
      Current portion of net investment in sales-type leases            185.7          218.3
      Inventories                                                     8,775.6        7,361.0
      Prepaid expenses and other                                        710.5          649.9
      Assets held for sale from discontinued operations                 218.1             --
                                                                    ---------      ---------

        Total current assets                                         13,280.4       11,906.6
                                                                    ---------      ---------

      Property and equipment, at cost                                 3,655.5        3,509.3
      Accumulated depreciation and amortization                      (1,650.4)      (1,614.9)
                                                                    ---------      ---------
      Property and equipment, net                                     2,005.1        1,894.4

    Other assets:
      Net investment in sales-type leases, less current portion         589.5          618.6
      Goodwill and other intangibles                                  2,317.4        1,544.1
      Other                                                             288.1          474.3
                                                                    ---------      ---------

        Total                                                       $18,480.5      $16,438.0
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                          $     7.5      $     0.8
      Current portion of long-term obligations                           19.0           17.4
      Accounts payable                                                6,465.2        5,504.5
      Other accrued liabilities                                       1,465.0        1,287.7
      Liabilities from discontinued operations                           90.2             --
                                                                    ---------      ---------

        Total current liabilities                                     8,046.9        6,810.4
                                                                    ---------      ---------

    Long-term obligations, less current portion                       2,328.2        2,207.0
    Deferred income taxes and other liabilities                         860.8        1,027.6

    Shareholders' equity:
      Preferred Stock, without par value
        Authorized - 0.5 million shares, Issued - none                     --             --
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 464.7
        million shares and 461.0 million shares at
        March 31, 2003 and June 30, 2002, respectively                2,308.3        2,105.2
      Retained earnings                                               6,161.3        5,156.1
      Common Shares in treasury, at cost, 18.7 million shares
        and 12.2 million shares at March 31, 2003 and
        June 30, 2002, respectively                                  (1,134.3)        (737.0)
      Other comprehensive loss                                          (82.5)        (120.9)
      Other                                                              (8.2)         (10.4)
                                                                    ---------      ---------
        Total shareholders' equity                                    7,244.6        6,393.0
                                                                    ---------      ---------

        Total                                                       $18,480.5      $16,438.0
                                                                    =========      =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                           NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           2003          2002
                                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations before cumulative effect of
        change in accounting                                                             $1,040.7      $  830.0
    Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operating activities:
       Depreciation and amortization                                                        195.2         181.5
       Provision for bad debts                                                               15.8          36.9
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                      (474.3)       (164.4)
        Increase in inventories                                                          (1,386.7)     (1,609.2)
        Decrease in net investment in sales-type leases                                      61.7         133.9
        Increase/(decrease) in accounts payable                                             895.6         (54.7)
        Other operating items, net                                                          167.8         203.2
                                                                                         --------      --------

    Net cash provided by/(used in) operating activities                                     515.8        (442.8)
                                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                                        (3.2)        (10.9)
    Proceeds from sale of property, equipment, and other assets                              41.7          17.6
    Additions to property and equipment                                                    (264.1)       (186.1)
    Proceeds from sale of discontinued operations                                             7.8            --
                                                                                         --------      --------

    Net cash used in investing activities                                                  (217.8)       (179.4)
                                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                        6.7         290.3
    Reduction of long-term obligations                                                      (50.9)         (9.7)
    Proceeds from long-term obligations, net of issuance costs                                9.4         318.4
    Proceeds from issuance of Common Shares                                                 125.3         107.7
    Purchase of treasury shares                                                          (1,191.7)       (115.7)
    Dividends on Common Shares                                                              (33.6)        (33.7)
                                                                                         --------      --------

    Net cash provided by/(used in) financing activities                                  (1,134.8)        557.3
                                                                                         --------      --------

NET DECREASE IN CASH AND EQUIVALENTS                                                       (836.8)        (64.9)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               1,382.0         934.1
                                                                                         --------      --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                    $  545.2      $  869.2
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

      RECENT FINANCIAL ACCOUNTING STANDARDS. In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities. FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In January 2003, the Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This issue requires that cash consideration received by a customer from a vendor be recorded as a reduction of cost of sales within a company's results of operations, excluding payments received when a customer sells products and services to the vendor as well as reimbursement of costs incurred by the customer in selling the vendor's product. This issue also requires rebates or refunds provided to a customer as the result of achieving certain purchase levels or other defined measures to be recorded as a reduction of cost of sales. If the rebate or refund is probable and reasonably estimable, it can be allocated over the time period in which it is earned. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Company currently has certain operating lease agreements with entities it believes qualify as variable interest entities. The Company does not believe that these entities will qualify as variable interest entities as of the effective date of this interpretation and, therefore, does not anticipate any material impact to the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions (shown below) are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

      At March 31, 2003, the Company maintained several stock incentive plans for the benefit of certain officers, directors and employees. The Company accounts for those plans under the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not recognize compensation expense related to employee stock options as the options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company did recognize compensation expense related to restricted shares and restricted share units. Restricted shares and restricted share units are awarded by the Company with an exercise price of zero and are amortized to expense over the period in which participants perform services.

      The following tables illustrate the effect on net income and earnings per share if the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation":

                                                          For the Three Months            For the Nine Months
                                                                  Ended                          Ended
(in millions)                                                   March 31,                       March 31,
                                                            2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
Net earnings, as reported                                 $   383.1      $   300.3      $ 1,038.9      $   759.9
Stock based employee compensation expense
 included in net earnings, net of related tax effects           0.4            0.7            1.3            2.5
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects                                   (22.5)         (21.4)         (62.7)         (53.5)
                                                          ---------      ---------      ---------      ---------
Pro Forma net earnings                                    $   361.0      $   279.6      $   977.5      $   708.9
                                                          =========      =========      =========      =========

                                                          For the Three Months            For the Nine Months
                                                                  Ended                          Ended
                                                                March 31,                       March 31,
                                                            2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
Basic earnings per Common Share:
 As reported                                              $    0.85      $    0.67      $    2.33      $    1.69
 Pro forma basic earnings per Common Share                $    0.80      $    0.62      $    2.19      $    1.58

Diluted earnings per Common Share:
 As reported                                              $    0.84      $    0.66      $    2.29      $    1.66
 Pro forma diluted earnings per Common Share              $    0.79      $    0.61      $    2.16      $    1.54

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The adoption of the recognition and initial measurement provisions during the third quarter of fiscal 2003 did not have a material effect on the Company's financial position or results of operations.

      In November 2002, the EITF finalized Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity, other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in EITF Issue No. 94-3. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

      The following table reconciles the number of shares used to compute basic and diluted earnings per Common Share:

                                  For the Three Months Ended       For the Nine Months Ended
                                            March 31,                     March 31,
(in millions)                          2003       2002                2003       2002
                                      ------     ------              ------     ------
Weighted-average shares - basic        449.1      449.9               445.8      449.8
Effect of dilutive securities:
     Employee stock options              7.2        9.2                 7.7       10.0
                                      ------     ------              ------     ------

Weighted-average shares - diluted      456.3      459.1               453.5      459.8
                                      ======     ======              ======     ======

      The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2003 and 2002 were 23.7 million and 12.6 million, respectively, and for the nine months ended March 31, 2003 and 2002 were 23.0 million and 0.1 million, respectively.

      On January 28, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.6 million Common Shares having an aggregate cost of approximately $500 million during the quarter ended March 31, 2003. The repurchased shares will be treasury shares available to be used for general corporate purposes.

      On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 0.9 million Common Shares having an aggregate cost of approximately $49.0 million during the quarter ended March 31, 2003. The cumulative amount repurchased under this authorization, which was completed in January 2003, was approximately 7.8 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

      In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this authorization, which was completed in August 2002, was approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

3. COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income for the three and nine months ended March 31, 2003 and 2002:

                                                 For the Three Months Ended    For the Nine Months Ended
                                                        March 31,                       March 31,
(in millions)                                      2003          2002               2003          2002
                                                 --------      --------           --------      --------
Net earnings                                     $  383.1      $  300.3           $1,038.9      $  759.9
Foreign currency translation adjustment               9.3         (12.6)              37.5          (8.6)
Unrealized gain on investment                          --            --                 --           2.2
Reclassification adjustment for
  investment losses included in net earnings           --            --                 --           3.2
Net unrealized gain/(loss) on derivative
  instruments                                       (11.5)          3.6                0.9          (0.7)
                                                 --------      --------           --------      --------
Total comprehensive income                       $  380.9      $  291.3           $1,077.3      $  756.0
                                                 ========      ========           ========      ========

4. MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

      The following is a summary of the special items for the three and nine months ended March 31, 2003 and 2002.

Special Items                                              Three Months Ended              Nine Months Ended
                                                                March 31,                      March 31,
                                                         ----------------------        ----------------------
(in millions)                                              2003           2002           2003           2002
                                                         -------        -------        -------        -------
Merger-Related Costs:
  Employee-related costs                                 $  (2.5)       $  (9.9)       $ (17.5)       $ (18.6)
  Pharmaceutical distribution center consolidation          (6.8)         (12.6)         (16.6)         (13.4)
  Other exit costs                                          (0.1)          (2.2)          (2.1)          (6.4)
  Other integration costs                                   (6.5)         (14.4)         (13.1)         (29.8)
                                                         -------        -------        -------        -------
Total merger-related costs                               $ (15.9)       $ (39.1)       $ (49.3)       $ (68.2)
                                                         -------        -------        -------        -------

Other Special Items:
 Employee-related costs                                  $  (0.1)       $    --        $  (1.5)       $    --
 Manufacturing facility closures                            (0.2)            --          (21.4)            --
 Litigation settlements, net                                 6.8             --           99.6             --
 Asset impairment and other                                 (0.4)            --          (18.3)            --
                                                         -------        -------        -------        -------
Total other special items                                $   6.1        $    --        $  58.4        $    --
                                                         -------        -------        -------        -------

Total special items                                      $  (9.8)       $ (39.1)       $   9.1        $ (68.2)
Tax effect of special items                                  3.4           14.4           (9.0)          25.6
                                                         -------        -------        -------        -------
Net effect of special items                              $  (6.4)       $ (24.7)       $   0.1        $ (42.6)
                                                         =======        =======        =======        =======

MERGER-RELATED COSTS

      Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized as of March 31, 2003, were primarily a result of the merger or acquisition transactions involving Syncor International Corporation ("Syncor"), Boron, Lepore & Associates, Inc. ("BLP"), Magellan Laboratories Incorporated ("Magellan"), Bindley Western Industries, Inc. ("Bindley"), Bergen Brunswig Medical Corporation ("BBMC"), Allegiance Corporation ("Allegiance") and R.P. Scherer Corporation ("Scherer").

      EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its mergers and acquisitions. For the three months ended March 31, 2003, the costs primarily related to amortization expense of noncompete agreements associated with the Bindley and Allegiance merger transactions. For the nine months ended March 31, 2003, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the nine months ended March 31, 2003, primarily related to amortization expense of the noncompete agreements noted above. For the three and nine months ended March 31, 2002, the employee-related costs primarily consist of amortization expense of noncompete agreements and severance as a result of certain of the Company's mergers and acquisitions.

      PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipated closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures were to result in the termination of approximately 1,250 employees. As of March 31, 2003, all 16 Bindley distribution centers and the Company's data center have been closed, and the majority of the 1,250 employees have been terminated. The Company has substantially completed the corporate office consolidation, and recorded approximately $6.6 million related to this consolidation during the three months ended March 31, 2003. The corporate office consolidation is expected to be complete by June 30, 2003.

      During the three and nine months ended March 31, 2003, the Company recorded charges totaling $6.8 million and $16.6 million, respectively, associated with the consolidations and closures noted above, as compared to $12.6 million and $13.4 million, respectively, for the comparable periods in fiscal 2002. The Company incurred employee-related costs, primarily from the termination of employees due to the distribution center closures, as well as exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, contract and lease termination costs, and duplicate salary costs incurred during the shutdown periods.

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

OTHER SPECIAL ITEMS

      EMPLOYEE-RELATED COSTS. During the three and nine months ended March 31, 2003, the Company incurred $0.1 million and $1.5 million, respectively, of employee-related costs associated with the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges recorded represent severance accrued at the time severance terms were communicated to employees during the second quarter of fiscal 2003. The restructuring of operations is expected to be complete by June 30, 2003, and will result in the termination of approximately 30 employees.

      MANUFACTURING FACILITY CLOSURES. During the three and nine months ended March 31, 2003, the Company recorded a total of $0.2 million and $21.4 million, respectively, as special charges related to the closure and consolidation of certain manufacturing facilities. These closures and consolidations occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

      Within the Medical Products and Services segment, three manufacturing facility closures were announced during the nine months ended March 31, 2003 (one during the first quarter of fiscal 2003 and two during the second quarter of fiscal 2003). Two of the manufacturing facility closures were complete as of December 31, 2002. The other closure is expected to be complete by June 30, 2003. Exit costs of $0.2 million and $2.9 million were incurred during the three and nine months ended March 31, 2003, respectively, primarily related to dismantling and moving machinery and equipment. Also, asset impairment charges of $8.9 million were incurred during the nine months ended March 31, 2003. The remaining $4.6 million for the nine months ended March 31, 2003, related to severance costs due to the termination of employees as a result of these closures. The Company expects to terminate approximately 530 employees due to these closures. As of March 31, 2003, the majority of these employees have been terminated.

      The Company incurred special charges during the nine months ended March 31, 2003, related to two manufacturing facility closures within the Pharmaceutical Technologies and Services segment. One closure was complete as of December 31, 2002. The other is expected to be complete by June 30, 2003. Asset impairment charges of $1.1 million were incurred during the nine months ended March 31, 2003. Also, exit costs of $1.6 million were incurred during this same period, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. In addition, $1.6 million of severance costs, related to the termination of approximately 75 employees, were incurred during the nine months ended March 31, 2003, as a result of these closures. As of March 31, 2003, the majority of these employees were terminated.

      LITIGATION SETTLEMENTS. During the three and nine months ended March 31, 2003, the Company recorded income from net litigation settlements of $6.8 million and $99.6 million, respectively. The settlements resulted primarily from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through March 31, 2003 was $136.4 million, of which $8.3 million was recorded during the three months ended March 31, 2003. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable but the Company believes it is not likely to be a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached. During the three months ended March 31, 2003, the vitamin litigation income was partially offset by a litigation settlement totaling $1.5 million.

      ASSET IMPAIRMENT AND OTHER. During the nine months ended March 31, 2003, the Company incurred asset impairment and other charges of $18.3 million, of which $10.1 million related to asset impairment charges resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. An additional $7.8 million relates to a writeoff of design, tooling and development costs.

ACCRUAL ROLLFORWARD

      The following table summarizes the activity related to the liabilities associated with the Company's special charges during the nine months ended March 31, 2003.

                                               For the Nine
                                               Months Ended
($ in millions)                               March 31, 2003
                                              --------------
Balance at June 30, 2002                          $ 64.7
Additions(1)                                        92.0
Payments                                          (109.7)
                                                  ------

Balance at March 31, 2003                         $ 47.0
                                                  ======

(1) Amount represents items that have been either expensed as incurred or accrued according to generally accepted accounting principles. This amount does not include litigation settlement income recorded during the nine months ended March 31, 2003 of $101.1 million, which was reported as a reduction to special charges.

SUMMARY

      The net effect of special items recorded during the three months ended March 31, 2003, was to decrease reported earnings from continuing operations by $6.4 million to $384.9 million and to decrease reported diluted earnings per Common Share from continuing operations by $0.01 per share to $0.85 per share. In comparison, the net effect of special items recorded during the three months ended March 31, 2002, was to reduce reported earnings from continuing operations by $24.7 million to $300.3 million and to reduce reported diluted earnings per Common Share from continuing operations by $0.05 per share to $0.66 per share.

      The net effect of special items recorded during the nine months ended March 31, 2003, was to increase reported earnings from continuing operations before cumulative effect of change in accounting by $0.1 million to $1,040.7 million. The reported diluted earnings per Common Share from continuing operations before cumulative effect of change in accounting remained unchanged. In comparison, the net effect of special items recorded during the nine months ended March 31, 2002, was to reduce reported earnings from continuing operations before cumulative effect of change in accounting by $42.6 million to $830.0 million and to reduce reported diluted earnings per Common Share from continuing operations before cumulative effect of change in accounting by $0.09 per share to $1.81 per share.

5. SEGMENT INFORMATION

      The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates within four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services, and Automation and Information Services. With the exception of the change noted in the following paragraph, the Company has not made any significant changes in the segments reported or the basis of measurement of segment profit or loss from the information provided in the 2002 Form 10-K.

      During the third quarter of fiscal 2003, the Company reclassified Central Pharmacy Services, Inc. and Cord Logistics, Inc. from the Pharmaceutical Distribution and Provider Services segment to the Pharmaceutical Technologies and Services segment and therefore restated these segments' financial results. All prior period financial results presented in this Form 10-Q have also been restated to reflect this reclassification. In addition, with the completion of the Syncor acquisition on January 1, 2003, Syncor is included within the Pharmaceutical Technologies and Services segment.

      The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, healthcare, and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other healthcare providers. In addition, this segment provides services to the healthcare industry through integrated pharmacy management, temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

      The Medical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products as well as products not manufactured internally to hospitals, physician offices, surgery centers and other healthcare providers.

      The Pharmaceutical Technologies and Services segment provides services to the healthcare industry through the design of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers, and advanced sterile delivery technologies. It also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

      The Automation and Information Services segment provides services to hospitals and other healthcare providers through pharmacy automation equipment and clinical information system services.

      The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Special charges are not allocated to the segments.

      The following tables include revenue and operating earnings for the three and nine months ended March 31, 2003 and 2002 for each segment and reconciling items necessary to equal amounts reported in the condensed consolidated financial statements:

NET REVENUE                                               For the Three Months Ended         For the Nine Months Ended
(in millions)                                                     March 31,                         March 31,
                                                             2003             2002             2003             2002
                                                          ---------        ---------        ---------        ---------
Operating revenue:
  Pharmaceutical Distribution and Provider Services       $10,446.0        $ 9,513.5        $30,269.7        $26,637.3
  Medical Products and Services                             1,644.8          1,560.8          4,879.1          4,624.9
  Pharmaceutical Technologies and Services                    596.2            345.4          1,399.5          1,027.7
  Automation and Information Services                         166.2            142.3            464.6            390.3
  Corporate (1)                                               (15.9)           (20.7)           (52.7)           (51.8)
                                                          ---------        ---------        ---------        ---------
Total operating revenue                                   $12,837.3        $11,541.3        $36,960.2        $32,628.4
                                                          =========        =========        =========        =========

Bulk deliveries to customer warehouses and other:
  Pharmaceutical Distribution and Provider Services       $ 1,482.4        $ 1,700.7        $ 4,450.1        $ 5,479.1
  Pharmaceutical Technologies and Services (2)                 51.6               --            138.1               --
                                                          ---------        ---------        ---------        ---------
Total bulk deliveries to customer warehouses and
  other                                                   $ 1,534.0        $ 1,700.7        $ 4,588.2        $ 5,479.1
                                                          =========        =========        =========        =========

OPERATING EARNINGS                                      For the Three Months Ended         For the Nine Months Ended
(in millions)                                                     March 31,                          March 31,
                                                             2003             2002             2003             2002
                                                          ---------        ---------        ---------        ---------
Operating earnings:
  Pharmaceutical Distribution and Provider Services       $   342.8        $   309.7        $   899.6        $   779.9
  Medical Products and Services                               163.7            138.6            446.0            395.6
  Pharmaceutical Technologies and Services                     94.4             66.0            252.1            201.0
  Automation and Information Services                          64.3             53.4            179.8            138.3
  Corporate (3)                                               (57.0)           (74.3)          (110.9)          (151.7)
                                                          ---------        ---------        ---------        ---------
Total operating earnings                                  $   608.2        $   493.4        $ 1,666.6        $ 1,363.1
                                                          =========        =========        =========        =========

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

(3) Corporate operating earnings include special items of ($9.8) million and ($39.1) million in the three-month periods ended March 31, 2003 and 2002, respectively, and $9.1 million and ($68.2) million for the nine-month periods ended March 31, 2003 and 2002, respectively, and unallocated corporate administrative expenses and investment spending. In addition, at the beginning of fiscal 2003, the Company began expanding the use of its shared service center, which previously supported the Medical Products and Services segment, to benefit and support company-wide initiatives and other business segments. Accordingly, the cost of the shared service center, which was previously reported within the Medical Products and Services segment, has been classified within Corporate operating earnings for fiscal 2003 to be consistent with internal segment reporting. The cost of these services for the three and nine months ended March 31, 2003 were approximately $4.7 million and $14.3 million, respectively. These costs are included within Corporate operating earnings, a portion of which are included in the general corporate cost allocation to each segment.

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

      As of March 31, 2003, there were 271 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

      Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 831 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of March 31, 2003, Allegiance had resolved more than sixty percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds. The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company has filed a Motion to Dismiss the amended complaint and believes the allegations made in the amended complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated complaint is expected to be filed in May 2003.

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

      On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. An amended complaint was filed on December 6, 2002 in one of these cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants' motion for a stay of these cases pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003.

      The Company recently learned that a proposed class action complaint was filed on April 8, 2003, against the Company, Syncor, and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan. The suit alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA").

      Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company and Syncor believe the allegations made in the complaints described above are without merit and intend to vigorously defend such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company and Syncor currently believe that there will be some insurance coverage available under the Company's and Syncor's directors' and officers' liability insurance policies in effect at the time these actions were filed.

Other Matters

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the nine months ended March 31, 2003, were as follows:

                                             Pharmaceutical      Medical
                                              Distribution      Products    Pharmaceutical    Automation and
                                              and Provider         and     Technologies and     Information
(in millions)                                   Services        Services       Services          Services          Total
                                                --------        --------       --------          --------          -----
Balance at June 30, 2002                        $  159.8        $  675.4        $  639.4         $   50.7        $1,525.3
Goodwill acquired, net of purchase price
 adjustments and other                               5.2            11.3           715.3               --           731.8
Goodwill write-off                                    --              --            (7.6)              --            (7.6)
                                                --------        --------        --------         --------        --------
Balance at March 31, 2003                       $  165.0        $  686.7        $1,347.1         $   50.7        $2,249.5
                                                ========        ========        ========         ========        ========

      For further details on the goodwill acquired as a result of the Syncor acquisition, see Note 11.

      During the second quarter of fiscal 2003, the Company made the decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment. As a result of this decision, the Company recorded a write-off of goodwill totaling $7.6 million.

      All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of March 31, 2003, and June 30, 2002 was as follows:

      (in millions)                                    Gross       Accumulated        Net
                                                     Intangible   Amortization    Intangible
                                                     ----------   ------------    ----------
      June 30, 2002
        Trademarks and patents                          $ 28.7        $ 20.0        $  8.7
        Non-compete agreements                            21.3          20.0           1.3
        Other                                             17.7           8.9           8.8
                                                        ------        ------        ------
         Total                                          $ 67.7        $ 48.9        $ 18.8
                                                        ------        ------        ------
      March 31, 2003
        Trademarks and patents                          $ 47.9        $ 20.4        $ 27.5
        Non-compete agreements                            27.4          21.7           5.7
        Other                                             46.3          11.6          34.7
                                                        ------        ------        ------
         Total                                          $121.6        $ 53.7        $ 67.9
                                                        ------        ------        ------

      For further details on the intangible assets acquired as a result of the Syncor acquisition, see Note 11.

      Amortization expense for the three months ended March 31, 2003 and 2002 was $2.4 million and $1.0 million, respectively, and for the nine months ended March 31, 2003 and 2002 was $4.1 million and $2.1 million, respectively.

      The following table represents the estimated amortization expense for the fiscal years ending June 30:

                                        2003          2004         2005         2006         2007
                                        ----          ----         ----         ----         ----
     Amortization expense          $     6.9     $    9.7     $    9.3     $    9.0    $     6.5

9. OFF-BALANCE SHEET TRANSACTIONS

      The Company formed Cardinal Health Lease Funding 2002A, LLC ("CHLF2002A") for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Cardinal Health 301, Inc ("CH301"), formerly known as Pyxis Corporation, and selling lease receivables and granting a security interest in the related leased equipment to Cardinal Health Lease Funding 2002AQ, LLC ("CHLF2002AQ"). CHLF2002A is a wholly owned, special purpose, bankruptcy-remote subsidiary of CH301. CHLF2002AQ was formed for the sole purposes of acquiring lease receivables under sales-type leases from CHLF2002A and granting a beneficial interest in the lease receivables and a security interest in the related equipment to the leasing subsidiary of a third-party bank. CHLF2002AQ is a wholly owned, special purpose, bankruptcy-remote subsidiary of CHLF2002A. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates CHLF2002A and does not consolidate CHLF2002AQ, as CHLF2002AQ is a qualified special purpose entity, as defined under SFAS No. 140. Both CHLF2002A and CHLF2002AQ are separate legal entities that maintain separate financial statements from Cardinal Health, Inc. and CH301. The assets of CHLF2002A and CHLF2002AQ are available first and foremost to satisfy the claims of their respective creditors. During the nine months ended March 31, 2003, CHLF2002A sold $200.0 million of lease receivables to CHLF2002AQ and recognized an immaterial gain that was classified as operating revenue within its results of operations.

10. GUARANTEES

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (see Note 1). This interpretation enhances a guarantor's disclosure requirements in its interim and annual financial statements regarding obligations under certain guarantees. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For the quarter ended March 31, 2003, the Company did not enter into any material guarantee arrangements where the fair value of the guarantee would be required to be recorded.

      The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to five years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2003, the maximum amount the Company could be required to reimburse was $370.5 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation.

      In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition agreements, customer agreements, and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of material liability being triggered under these indemnification obligations is not significant.

      In the ordinary course of business, the Company, from time to time, enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired company. Generally, the obligation is capped at an explicit amount. The Company's aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company's results of operations.

11. ACQUISITIONS

      On January 1, 2003, the Company completed the purchase of Syncor, a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. As a result of the acquisition, the Company has become the leading provider of nuclear pharmacy services in the United States.

      The stock for stock transaction was valued at approximately $780 million based on the issuance of approximately 12.5 million shares at an average market price of the Company's stock over a period before and after the terms of the agreement, as amended, were announced. In addition, the Company assumed approximately $120 million in debt. Syncor's operations will be integrated with the Company's existing Nuclear Pharmacy Services business and reported within the Pharmaceutical Technologies and Services segment.

      The allocation of the purchase price is not yet finalized and is subject to adjustment as the Company is still assessing the value of the acquired discontinued operations, the acquired intangible assets, and certain other matters. The preliminary allocation of the purchase price has resulted in an allocation to goodwill of $700.4 million and an allocation to identifiable intangible assets of $36.8 million.

      The Company valued intangible assets related to customer relationships, vendor agreements, patents, trademarks, trade names and software. The breakdown by category is as follows:

                                                      Amount            Average
Category                                          (in millions)       Life(Years)
--------                                           -----------        ----------
Trademarks, trade names and patents                   $ 10.1              10
Customer relationships and other                        26.7               4
                                                      ------
    Total Intangible Assets Acquired                  $ 36.8               5
                                                      ======

      Supplemental pro forma results of operations are not required to be disclosed as the impact to the Company of the acquisition of Syncor was not material.

12. DISCONTINUED OPERATIONS

      As discussed in Note 11, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business ("CMI") and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. As of March 31, 2003, the Company has certain commitments in place for the sale of certain of these discontinued operations and expects to sell the remaining discontinued operations by January 1, 2004.

      The results of discontinued operations for the three and nine months ended March 31, 2003 are summarized as follows:

                                                    Three and Nine
                                                     Months Ended
                                                       March 31,
(in millions)                                            2003
                                                    -------------
Revenue                                                $ 51.6
Loss before income taxes                                (2.9)
Gain/(Loss) on sale of business                             -
Income tax benefit                                        1.1
                                                       ------
Loss from discontinued operations                      $ (1.8)
                                                       ======

      Interest expense allocated to discontinued operations for the three and nine months ended March 31, 2003, was $0.3 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

      At March 31, 2003, the major components of assets and liabilities of the discontinued operations were as follows:

                                          March 31,
(in millions)                               2003
      Current Assets                       $ 83.7
      Property and Equipment                115.9
      Other Assets                           18.5
                                           ------
        Total Assets                       $218.1
                                           ======

      Current Liabilities                  $ 55.2
      Long Term Debt                         36.2
      Other Liabilities                      (1.2)
                                           ------
        Total Liabilities                  $ 90.2
                                           ======

      Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 2003 and June 30, 2002, and for the condensed consolidated statements of earnings for the three and nine-month periods ended March 31, 2003 and 2002.

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

RESULTS OF OPERATIONS

                                                            Percent of Total                      Percent of Total
                                                           Operating Revenues                    Operating Revenues
                                                           ------------------                     -----------------
Operating Revenue                                          Three Months Ended                     Nine Months Ended
                                                                March 31,                             March 31,
                                                           ------------------                     -----------------
                                             Growth (1)     2003        2002       Growth (1)     2003        2002
                                             ----------     ----        ----       ----------     ----        ----
Pharmaceutical Distribution and Provider
  Services                                       10%         81%         83%          14%          82%         82%
Medical Products and Services                    5%          13%         13%           5%          13%         14%
Pharmaceutical Technologies and Services         73%         5%          3%           36%          4%          3%
Automation and Information Services              17%         1%          1%           19%          1%          1%

Total Company                                    11%        100%        100%          13%         100%        100%
                                                 --         ---         ---           --          ---         ---

      (1) Growth is calculated as the increase/(decrease) in the operating revenue for the three and nine months ended March 31, 2003 as a percentage of the operating revenue for the three and nine months ended March 31, 2002, respectively.

      Total operating revenue for the three and nine months ended March 31, 2003 increased 11% and 13% compared to the same periods of the prior year. This increase is a result of a higher sales volume across each of the Company's segments; the addition of new products; and the addition of new customers, some of which was a result of new corporate agreements with healthcare providers. In addition, the Syncor acquisition within the Pharmaceutical Technologies and Services segment accounted for approximately 1% of the overall growth for the three months ended March 31, 2003. The overall growth was partially offset by a decline within the Company's non-core wholesaler to wholesaler pharmaceutical trading business, as further discussed below.

      The Pharmaceutical Distribution and Provider Services segment's operating revenue growth during the three and nine months ended March 31, 2003 resulted from strong sales to various customer segments. The most significant growth was in the alternate site and chain pharmacies customer businesses, which yielded growth of approximately 23% and 13%, respectively, for the three months ended March 31, 2003 and 23% and 16%, respectively, for the nine months ended March 31, 2003, after considering the reduction in business with Kmart due to their closures of various stores. The temporary slow down of operating revenue growth for the segment during the three months ended March 31, 2003 was primarily driven by the lack of availability of certain pharmaceutical products from manufacturers during the quarter which impacted non-core wholesaler to wholesaler revenue from the pharmaceutical trading business. This lack of availability was, in part, brought about by the increased trend in the industry's use of inventory management agreements ("IMA's"). IMA's generally provide for the Company to be compensated on a negotiated basis to help manufacturers better match their shipments to meet market demand, thereby resulting in less surplus inventory for the Company's trading business. Core distribution operating revenue growth, excluding the pharmaceutical trading business, was approximately 15%. The impact of the decline in the trading business was significant in the current quarter due to that business reaching record levels during the same quarter last year. This impact will significantly diminish in future periods as the decline in trading business to current levels began in the fourth quarter of fiscal 2002.

      The Medical Products and Services segment's operating revenue growth during the three and nine months ended March 31, 2003, resulted from an increase in sales of distributed and self-manufactured products. The addition of several new contracts with hospitals and health care networks and improved penetration in the surgery center market increased demand for certain existing and new products within this segment. In particular, the increased demand for self-manufactured products such as the proprietary Procedure Based Delivery Systems, custom sterile kits, and surgical and exam gloves helped contribute to this segment's growth.

      The Pharmaceutical Technologies and Services segment's operating revenue growth during the three and nine months ended March 31, 2003, resulted from strong demand for proprietary branded and sterile manufacturing products and from acquisitions, primarily Syncor. Oral products that showed particular strength included Lilly's Zyprexa(R) , an anti-psychotic and Amnesteem, the generic for isotretinoin. Increased demand for sterile manufacturing included Sepracor's Xopenex(R) (respiratory) and Pharmacia's Xalatan(R) (glaucoma). These gains were partially offset by slower sales in non-core businesses such as international health and nutritional products and the planned shut down of a domestic sterile manufacturing facility to expand capacity. Excluding Syncor, this segment experienced revenue growth in the high teens.

      The Automation and Information Services segment's operating revenue growth during the three and nine months ended March 31, 2003, resulted from strong sales in the patient safety and supply management product lines, such as MEDSTATION SN(R) and SUPPLYSTATION(R).

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

Gross Margin                                                   Three Months Ended            Nine Months Ended
                                                                   March 31,                     March 31,
                                                                   ---------                     ---------
(as a percentage of operating revenue)                        2003           2002           2003           2002
                                                              ----           ----           ----           ----
Pharmaceutical Distribution and Provider Services             4.88%          5.33%          4.70%          5.06%
Medical Products and Services                                22.96%         22.39%         21.82%         21.98%
Pharmaceutical Technologies and Services                     31.75%         33.70%         33.12%         34.28%
Automation and Information Services                          69.89%         69.06%         71.45%         68.06%

Total Company                                                 9.30%          9.26%          8.88%          9.14%
                                                              ----           ----           ----           ----

      The overall gross margin as a percentage of operating revenue increased during the three months ended March 31, 2003 and decreased for the nine months ended March 31, 2003 compared to the same periods of the prior year. For the three months ended March 31, 2003 gross margin improvement was partially driven by a greater mix of higher margin business combined with manufacturing and operational efficiencies achieved within the Medical Products and Services and Automation and Information Services segments. This was complemented by the acquisition of Syncor, which had margins greater than the prior year average for the entire Company. For the nine months ended March 31, 2003, gross margin declined primarily as a result of changes in business and customer mix. These decreases were partially offset by an increase in the Automation and Information Services segment and changes in third quarter gross margin, as discussed above. The increase within the Automation and Information Services segment was primarily due to changes within the segment's product mix as well as productivity improvements.

      The Pharmaceutical Distribution and Provider Services segment's gross margin as a percentage of operating revenue decreased during the three and nine months ended March 31, 2003. This decrease was due primarily to an increase in sales to lower-margin customers where there is a lower cost of distribution that helps offset the reduced gross margins. Operating revenue generated from sales to chain pharmacy, alternate site, health system, and independent customers as a percentage of total operating revenue for pharmaceutical distribution, the largest operating unit within this segment, trended as follows:

                                         Three Months               Nine Months
Customer Class                         Ended March 31,            Ended March 31,
                                       ---------------            ---------------
                                       2003        2002           2003        2002
                                       ----        ----           ----        ----
Chain Pharmacy                          47%         47%            48%         47%
Alternate Site                          22%         20%            21%         20%
Health System                           18%         19%            18%         19%
Independent                             13%         14%            13%         14%
                                       ---         ---            ---         ---
Total                                  100%        100%           100%        100%
                                       ===         ===            ===         ===

The decrease in selling margins was partially offset by vendor margins from favorable price increases and manufacturer marketing programs, including IMA's whereby the Company is generally compensated on a negotiated basis to help manufacturers better match their shipments with market demand. The Company has seen changes in vendor policies related to product availability, including an increasing trend within the industry for the use of IMA's. The Company expects this trend to continue. Generally, the Company is compensated under its IMA's based on the timing of the inventory price increase and the volume of inventory purchases during the agreed upon period. The Company recognizes the benefit from such agreements within gross margins based upon related inventory turns. As these vendor policies continue to develop, the Company expects to negotiate terms for the collective services offered to its vendors to permit the Company to retain a similar level of overall profitability. There can be no assurance that vendor programs that occurred in the first nine months of fiscal 2003 will recur in the same form or at the same levels in the future or that the Company will be successful in negotiating favorable terms in response to changes in vendor policies.

      The Medical Products and Services segment's gross margin as a percentage of operating revenue increased during the three months ended March 31, 2003 and decreased for the nine months ended March 31, 2003. For the three months ended March 31, 2003, gross margin improvement was driven by customer and product mix within the domestic distribution business and a greater mix of self manufactured products driven by new product introduction (e.g., new synthetic surgeon gloves). Manufacturing efficiencies achieved in this segment also contributed to the gross margin improvement. For the nine months ended March 31, 2003, gross margin continued to be impacted by new distribution agreements in which lower margin distributed products have been sold at a faster rate initially as compared to the rate of sale of higher margin self-manufactured products.

      The Pharmaceutical Technologies and Services segment's gross margin as a percentage of operating revenue decreased during the three and nine months ended March 31, 2003. This decrease was primarily driven by the addition of the Syncor nuclear pharmacy services business. Syncor has a slightly lower gross margin ratio than the other businesses within the segment. In addition to the impact of the Syncor business, for the nine months ended March 31, 2003, the gross margin comparison in this segment was negatively impacted by certain items that occurred in fiscal year 2002 that did not recur in fiscal year 2003, including the recording of pricing adjustments related to the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overcharged in prior years (also, see Note 4 of "Notes to Condensed Consolidated Financial Statements"). These pricing adjustments were recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. The amount recorded for these pricing adjustments was $12.0 million in the first quarter of fiscal 2002.

      The Automation and Information Services segment's gross margin as a percentage of operating revenue increased during the three and nine months ended March 31, 2003. This increase resulted from increased sales within the relatively higher margin MEDSTATION SN(R) and newer version supply control products as well as productivity gains realized from the operational improvements implemented early last fiscal year.

Selling, General & Administrative Expenses                     Three Months Ended            Nine Months Ended
                                                                   March 31,                     March 31,
                                                                   ---------                     ---------
(as a percentage of operating revenue)                        2003           2002           2003           2002
                                                              ----           ----           ----           ----
Pharmaceutical Distribution and Provider Services             1.60%          2.07%          1.73%          2.13%
Medical Products and Services                                13.01%         13.51%         12.68%         13.43%
Pharmaceutical Technologies and Services                     15.92%         14.60%         15.10%         14.72%
Automation and Information Services                          31.17%         31.57%         32.75%         32.65%

Total Company                                                 4.49%          4.64%          4.39%          4.76%

      Selling, general and administrative expenses as a percentage of operating revenue decreased during the three and nine months ended March 31, 2003 as compared to the same periods of fiscal 2002. The decrease in the Pharmaceutical Distribution and Provider Services segment was due to the synergies achieved following the Bindley merger and the continued achievement of economies of scale as this business continues to grow. From an operational perspective, the Bindley distribution center integration is considered complete. This segment is operating three fewer distribution centers than it had for the same period last fiscal year and has substantially exited Bindley's corporate headquarters facility. In addition, a portion of the decline in this segment is attributed to increased efficiency due to distribution automation and customer mix. The decline in the Medical Products and Services segment is primarily a result of continued productivity improvements and efficiencies achieved from the restructuring activities within the segment, which were initiated in the fourth quarter of fiscal 2002. Partially offsetting the improvements in fiscal 2003 was an increase in selling, general and administrative expenses as a percentage of operating revenue for the Pharmaceutical Technologies and Services segment. This increase was primarily a result of a change within the business mix of this segment, largely driven by the acquisition of Syncor during the third quarter of fiscal 2003. The decrease in selling, general and administrative expenses as a percentage of operating revenue in the Automation and Information Services segment was driven by improved productivity during the three months ending March 31, 2003. For the nine months ending March 31, 2003, increased expense as a percentage of operating revenue in Automation and Information Services was driven largely by product mix, increased research and development spending, and the cost of increasing installation resources to meet future installation requirements for the Company's products.

Special Items

      The following is a summary of the special items for the three and nine months ended March 31, 2003 and 2002.

Special Items                                                  Three Months Ended                Nine Months Ended
                                                                    March 31,                        March 31,
                                                                    ---------                        ---------
      (in millions)                                             2003          2002            2003           2002
                                                               -------       -------         -------        -------
      Merger-Related Costs:
        Employee-related costs                                 $  (2.5)      $  (9.9)        $ (17.5)       $ (18.6)
        Pharmaceutical distribution center consolidation          (6.8)        (12.6)          (16.6)         (13.4)
        Other exit costs                                          (0.1)         (2.2)           (2.1)          (6.4)
        Other integration costs                                   (6.5)        (14.4)          (13.1)         (29.8)
                                                               -------       -------         -------        -------
      Total merger-related costs                               $ (15.9)      $ (39.1)        $ (49.3)       $ (68.2)
                                                               -------       -------         -------        -------

      Other Special Items:
        Employee-related costs                                 $  (0.1)      $    --         $  (1.5)       $    --
        Manufacturing facility closures                           (0.2)           --           (21.4)            --
        Litigation settlements, net                                6.8            --            99.6             --
        Asset impairment and other                                (0.4)           --           (18.3)            --
                                                               -------       -------         -------        -------
      Total other special items                                $   6.1       $    --         $  58.4        $    --
                                                               -------       -------         -------        -------

      Total special items                                      $  (9.8)      $ (39.1)        $   9.1        $ (68.2)
      Tax effect of special items                                  3.4          14.4            (9.0)          25.6
                                                               -------       -------         -------        -------
      Net effect of special items                              $  (6.4)      $ (24.7)        $   0.1        $ (42.6)
                                                               =======       =======         =======        =======

MERGER-RELATED COSTS

      Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized as of March 31, 2003, were primarily a result of the merger or acquisition transactions involving Syncor, BLP, Magellan, Bindley, BBMC, Allegiance and Scherer.

      EMPLOYEE-RELATED COSTS. During the above-stated periods, the Company incurred employee-related costs associated with certain of its mergers and acquisitions. For the three months ended March 31, 2003, the costs primarily related to amortization expense of noncompete agreements associated with the Bindley and Allegiance merger transactions. For the nine months ended March 31, 2003, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the nine months ended March 31, 2003, primarily related to amortization expense of the noncompete agreements noted above. For the three and nine months ended March 31, 2002, the employee-related costs primarily consist of amortization expense of noncompete agreements and severance as a result of certain of the Company's mergers and acquisitions.

      PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. In connection with the merger transaction with Bindley, the Company anticipated closing and consolidating a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers. These closures were to result in the termination of approximately 1,250 employees. As of March 31, 2003, all 16 Bindley distribution centers and the Company's data center have been closed, and the majority of the 1,250 employees have been terminated. The Company has substantially completed the corporate office consolidation and recorded approximately $6.6 million related to this consolidation during the three months ended March 31, 2003. The corporate office consolidation is expected to be complete by June 30, 2003.

      During the three and nine months ended March 31, 2003, the Company recorded charges totaling $6.8 million and $16.6 million, respectively, associated with the consolidations and closures noted above, as compared to $12.6 million and $13.4 million, respectively, for the comparable periods in fiscal 2002. The Company incurred employee-related costs, primarily from the termination of employees due to the distribution center closures, as well as exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, contract and lease termination costs, and duplicate salary costs incurred during the shutdown periods.

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

OTHER SPECIAL ITEMS

      EMPLOYEE-RELATED COSTS. During the three and nine months ended March 31, 2003, the Company incurred $0.1 million and $1.5 million, respectively, of employee-related costs associated with the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges recorded represent severance accrued at the time severance terms were communicated to employees during the second quarter of fiscal 2003. The restructuring of operations is expected to be complete by June 30, 2003, and will result in the termination of approximately 30 employees.

      MANUFACTURING FACILITY CLOSURES. During the three and nine months ended March 31, 2003, the Company recorded a total of $0.2 million and $21.4 million, respectively, as special charges related to the closure and consolidation of certain manufacturing facilities. These closures and consolidations occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

      Within the Medical Products and Services segment, three manufacturing facility closures were announced during the nine months ended March 31, 2003 (one during the first quarter of fiscal 2003 and two during the second quarter of fiscal 2003). Two of the manufacturing facility closures were complete as of December 31, 2002. The other closure is expected to be complete by June 30, 2003. Exit costs of $0.2 million and $2.9 million were incurred during the three and nine months ended March 31, 2003, respectively, primarily related to dismantling and moving machinery and equipment. Also, asset impairment charges of $8.9 million were incurred during the nine months ended March 31, 2003. The remaining $4.6 million for the nine months ended March 31, 2003, related to severance costs due to the termination of employees as a result of these closures. The Company expects to terminate approximately 530 employees due to these closures. As of March 31, 2003, the majority of these employees have been terminated.

      The Company incurred special charges during the nine months ended March 31, 2003, related to two manufacturing facility closures within the Pharmaceutical Technologies and Services segment. One closure was complete as of December 31, 2002. The other is expected to be complete by June 30, 2003. Asset impairment charges of $1.1 million were incurred during the nine months ended March 31, 2003. Also, exit costs of $1.6 million were incurred during this same period, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. In addition, $1.6 million of severance costs, related to the termination of approximately 75 employees, were incurred during the nine months ended March 31, 2003, as a result of these closures. As of March 31, 2003, the majority of these employees were terminated.

      LITIGATION SETTLEMENTS. During the three and nine months ended March 31, 2003, the Company recorded income from net litigation settlements of $6.8 million and $99.6 million, respectively. The settlements resulted primarily from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through March 31, 2003 was $136.4 million, of which $8.3 million was recorded during the three months ended March 31, 2003. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable but the Company believes it is not likely to be a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached. During the three months ended March 31, 2003, the vitamin litigation income was partially offset by a litigation settlement totaling $1.5 million.

      ASSET IMPAIRMENT AND OTHER. During the nine months ended March 31, 2003, the Company incurred asset impairment and other charges of $18.3 million, of which $10.1 million related to asset impairment charges resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. An additional $7.8 million relates to a writeoff of design, tooling and development costs.

SUMMARY

      The net effect of special items recorded during the three months ended March 31, 2003, was to decrease reported earnings from continuing operations by $6.4 million to $384.9 million and to decrease reported diluted earnings per Common Share from continuing operations by $0.01 per share to $0.85 per share. In comparison, the net effect of special items recorded during the three months ended March 31, 2002, was to reduce reported earnings from continuing operations by $24.7 million to $300.3 million and to reduce reported diluted earnings per Common Share from continuing operations by $0.05 per share to $0.66 per share.

      The net effect of special items recorded during the nine months ended March 31, 2003, was to increase reported earnings from continuing operations before cumulative effect of change in accounting by $0.1 million to $1,040.7 million. The reported diluted earnings per Common Share from continuing operations before cumulative effect of change in accounting remained unchanged. In comparison, the net effect of special items recorded during the nine months ended March 31, 2002, was to reduce reported earnings from continuing operations before cumulative effect of change in accounting by $42.6 million to $830.0 million and to reduce reported diluted earnings per Common Share from continuing operations before cumulative effect of change in accounting by $0.09 per share to $1.81 per share.

      The Company estimates that in future periods it will incur additional merger-related costs, restructuring costs and integration expenses associated with the various mergers and acquisitions it has completed as of March 31, 2003 (primarily related to the Bindley merger and the acquisitions of Syncor, Magellan and BLP) of approximately $110 million ($70 million, net of tax). These costs are expected to be incurred primarily in fiscal 2003 and 2004 and relate to the exit of contractual arrangements, employee-related costs, and costs to properly integrate operations and implement efficiencies. Such amounts will be charged to expense when incurred.

PROVISION FOR INCOME TAXES

      The Company's provision for income taxes relative to pre-tax earnings was 33.4% for the third quarter of fiscal 2003 and 33.8% for the third quarter of fiscal 2002. For the nine months ended March 31, 2003 and 2002, the Company's provision for income taxes relative to pre-tax earnings was 33.9%. Fluctuations in the effective tax rate are primarily due to the impact of recording certain non-deductible special items during various periods as well as fluctuating state and foreign effective tax rates as a result of the Company's business mix.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased to $5.2 billion at March 31, 2003 from $5.1 billion at June 30, 2002. This increase in working capital resulted primarily from increases in inventories and accounts receivable of $1,414.6 million and $549.9 million, respectively, partially offset by the decrease of cash and equivalents of $836.8 million and an increase in accounts payable of $960.7 million. The increase in inventories is attributed to the general build-up for seasonality within the pharmaceutical distribution business. The increase also reflects the higher level of business volume in the Pharmaceutical Distribution and Provider Services segment. The increase in accounts receivable is primarily due to the Company's revenue growth and the acquisition of Syncor. The decrease in cash and equivalents is primarily attributed to the repurchase of Common Shares, resulting in a total cash outlay of $1,191.7 million, partially offset by the sale of $200 million in sales-type leases within the Automation and Information Services segment. The change in accounts payable is due primarily to the timing of inventory purchases and related payments.

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

      Net investment in sales type leases decreased $61.7 million at March 31, 2003, as compared to June 30, 2002. This decrease was primarily the result of the sale by CHLF2002A of a pool of sales-type leases to CHLF2002AQ at amounts approximating their fair value. CHLF2002A obtained proceeds of approximately $200.0 million related to the transaction (see Note 9 in the "Notes to Condensed Consolidated Financial Statements" for further discussion). At March 31, 2003, the Company has an investment in sales type leases totaling approximately $775 million which may serve as a future source of liquidity through similar sale transactions.

      Shareholders' equity increased by $ 851.6 million at March 31, 2003, as compared to June 30, 2002. Shareholders' equity increased primarily due to net earnings of $1,038.9 million, the issuance of shares held in treasury for the Syncor acquisition, totaling approximately $780.8 million, and the valuation of Syncor vested options acquired of approximately $47.2 million. This increase was partially offset by the repurchase of Common Shares of $1,191.7 million and dividends of $33.6 million.

      On January 28, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.6 million Common Shares having an aggregate cost of approximately $500 million during the quarter ended March 31, 2003. The repurchased shares will be treasury shares available to be used for general corporate purposes.

      On August 7, 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 0.9 million Common Shares having an aggregate cost of approximately $49.0 million during the quarter ended March 31, 2003. The cumulative amount repurchased under this authorization, which was completed in January 2003, was approximately 7.8 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

      In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 3.2 million Common Shares having an aggregate cost of approximately $191.7 million during the quarter ended September 30, 2002. The cumulative amount repurchased under this authorization, which was completed in August 2002, was approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. The repurchased shares will be treasury shares available to be used for general corporate purposes.

      As of March 31, 2003, the Company had the capacity to issue approximately $1 billion of equity and debt securities pursuant to effective registration statements that were previously filed with the Securities and Exchange Commission.

      The Company has an unsecured bank credit facility providing for up to an aggregate of $1.5 billion in borrowings of which $750 million expires on March 26, 2004, and $750 million expires on March 27, 2008. The facility expiring on March 26, 2004, allows the Company, at its option, to extend the maturity of any moneys borrowed for up to one year. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at March 31, 2003.

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

                         ITEM 4: CONTROLS AND PROCEDURES

      Within 90 days prior to this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. To date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Management will continue to review the Company's disclosure controls and procedures on an ongoing basis, looking for opportunities to strengthen them where appropriate.

      Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      The discussion below includes an update of material developments that have occurred in various judicial proceedings, which are more fully described in Part I, Item 3, of the 2002 Form 10-K, and are incorporated herein by reference.

      The following disclosure should be read together with the disclosure set forth in the 2002 Form 10-K, the Form 10-Q for the fiscal quarter ended September 30, 2002, and December 31, 2002, and to the extent any portions of the discussion below constitute "forward looking statements", reference is made to
Exhibit 99.01 of this Form 10-Q and page 8 of the 2002 Form 10-K.

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

      As of March 31, 2003, there were 271 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

      Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 831 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of March 31, 2003, Allegiance had resolved more than sixty percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds. The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

      On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of March 31, 2003, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $136 million, net of attorney fees and expenses withheld prior to the disbursement of the funds to Scherer. While the Company still has pending claims with smaller vitamin manufacturers and cannot predict the outcome of the claims against those defendants, the total amount of any future recovery will not likely represent a material amount.

Shareholder Litigation against Cardinal Health

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company has filed a Motion to Dismiss the amended complaint and believes the allegations made in the amended complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk
v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham
v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM
(RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK
(JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT
(AJWx) (C.D. Cal) and Larry Hahn v. Syncor Int'l Corp., et al., CV 03-52 LGB
(RCx) (C.D. Cal.).

      The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated complaint is expected to be filed in May 2003.

      On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corp. and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases include Alan Kaplan v. Monty Fu, et al., Case No. 20026-NC (Del. Ch.), and Richard Harman v. Monty Fu, et al., Case No. 20027-NC (Del. Ch). These cases have been consolidated under the caption "In re: Syncor International Corp. Shareholders Litigation."

      On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al, Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.). An amended complaint was filed on December 6, 2002 in the Famularo action, purporting to allege direct claims on behalf of a class of shareholders. The defendants' motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003.

      The Company recently learned that a proposed class action complaint was filed on April 8, 2003, against the Company, Syncor, and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan. The suit alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA").

      Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company and Syncor believe the allegations made in the complaints described above are without merit and intend to vigorously defend such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company and Syncor currently believe that there will be some insurance coverage available under the Company's and Syncor's directors' and officers' liability insurance policies in effect at the time these actions were filed.

Other Matters

      The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 5: OTHER INFORMATION

      William E. Bindley resigned from the Board of Directors of the Company, effective February 14, 2003. Since this vacancy has not been filled, the number of Directors serving on the Board has been reduced from 14 to 13 effective May 7, 2003.

      On January 22, 2002, Kmart Corporation ("Kmart") filed for Chapter 11 bankruptcy court protection. Cardinal Distribution, the largest business within the Pharmaceutical Distribution and Provider Services segment, has serviced Kmart for more than ten years and continues to service approximately 1,138 of its stores nationwide. On October 30, 2002, Kmart and Cardinal Distribution extended and amended their supply agreement, and the bankruptcy court authorized Kmart's post-petition assumption of the agreement. On May 6, 2003, Kmart announced that it had emerged from bankruptcy. Sales to Kmart represent less than 5% of the Company's total annual operating revenue, and earnings from these sales are an even smaller percentage of the Company's total annual operating earnings. Due to a unique consignment arrangement in which the Company still owns the related pharmaceutical inventories, it has significantly limited its credit exposure to Kmart.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

    Exhibit       Exhibit Description
    -------       -------------------
    Number
    ------
      10.01       First Amendment to the Prime Vendor Agreement between Cardinal
                  Distribution and Express Scripts, Inc. dated January 15, 2003
                  (includes the Prime Vendor Agreement between Cardinal
                  Distribution and Express Scripts, Inc. as in effect as of
                  January 15, 2003) (1).

      10.02       364-Day Credit Agreement dated as of March 27, 2003 among the
                  Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of
                  America, as Syndication Agent, Wachovia Bank, National
                  Association, as Syndication Agent, Barclays Bank PLC, as
                  Documentation Agent, Duetsche Banc Alex. Brown Inc., as
                  Documentation Agent, First Union National Bank, as
                  Documentation Agent and Banc One Capital Markets, Inc., as
                  Lead Arranger and Book Manager.

      10.03 Five-Year Credit Agreement dated as of March 27, 2003 among the Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent,
                  Bank of America, as Syndication Agent, Wachovia Bank, National
                  Association, as Syndication Agent, Barclays Bank PLC, as
                  Documentation Agent, Duetsche Banc Alex. Brown Inc., as
                  Documentation Agent, First Union National Bank, as
                  Documentation Agent and Banc One Capital Markets, Inc., as
                  Lead Arranger and Book Manager.

      99.01       Statement Regarding Forward-Looking Information (2).

      99.02       Additional Exhibit
                  Certification of the Chairman and Chief Executive Officer and
                  Executive Vice President and Chief Financial Officer of the
                  Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
      (1) Confidential treatment has been requested for portions of this document, and the confidential information has been filed separately with the Securities and Exchange Commission.

      (2) Included as an exhibit to the Registrant's Annual Report on Form 10-K filed September 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(b) Reports on Form 8-K:

      On January 2, 2003, the Company filed a Current Report on Form 8-K under
Item 5, disclosing the completion of its previously announced acquisition of Syncor International Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CARDINAL HEALTH, INC.



Dated:   May 15, 2003       /s/ Robert D. Walter
                            ----------------------------------------------------
                            Robert D. Walter
                            Chairman and Chief Executive Officer

                            /s/ Richard J. Miller
                            ----------------------------------------------------
                            Richard J. Miller
                            Executive Vice President and Chief Financial Officer

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


Dated: May 15, 2003                  /s/ Robert D. Walter
                                     ------------------------------
                                     Robert D. Walter
                                     Chairman and Chief Executive Officer

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


Dated: May 15, 2003                     /s/ Richard J. Miller
                                        ------------------------------
                                        Richard J. Miller
                                        Executive Vice President, and
                                        Chief Financial Officer