Form 10-K
period 2003-06-30
CARDINAL HEALTH INC
filed 2003-09-29
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

COMMON SHARES (WITHOUT PAR VALUE                    NEW YORK STOCK EXCHANGE
        (Title of Class)                        (Name of each exchange on which
                                                           registered)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X] No [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2002, based on the closing price on December 31, 2002, was approximately $25,560,031,018.

         The number of Registrant's Common Shares outstanding as of September 26, 2003, was as follows: Common Shares, without par value: 432,528,115.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
----                                                                                                            ----
          Important Information Regarding Forward-Looking Statements........................................      3

                                                       PART I

 1.       Business..........................................................................................      3

 2.       Properties........................................................................................     11

 3.       Legal Proceedings.................................................................................     11

 4.       Submission of Matters to a Vote of Security Holders...............................................     15

                                                       PART II

 5.       Market for the Registrant's Common Shares and Related Shareholder Matters.........................     18

 6.       Selected Financial Data...........................................................................     18

 7.       Management's Discussion and Analysis of Financial Condition and Results
          of Operations.....................................................................................     20

 7a.      Quantitative and Qualitative Disclosures About Market Risk........................................     33

 8.       Financial Statements and Supplementary Data.......................................................     34

 9.       Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................................................     76

 9a.      Controls and Procedures...........................................................................     76

                                                      PART III

 10.      Directors and Executive Officers of the Registrant................................................     76

 11.      Executive Compensation............................................................................     76

 12.      Security Ownership of Certain Beneficial Owners and Management and Related
          Shareholder Matters...............................................................................     77

 13.      Certain Relationships and Related Transactions....................................................     77

                                                       PART IV

 14.      Principal Accounting Fees and Services............................................................     77

 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................     77

          Signatures........................................................................................     83

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 as amended. This includes, in particular, Part II, Item 7 of this Form 10-K. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, identify "forward looking statements," which speak only as of the date the statement was made. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in the section titled "Risk Factors That May Affect Future Results" on page 8) and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1: BUSINESS

GENERAL

         Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company encompassing a number of operating subsidiaries that do business as Cardinal Health. The Company is a leading provider of products and services supporting the health care industry, and helping health care providers and manufacturers improve the efficiency and quality of health care. As used in this report, the terms the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2003 (the end of the Company's fiscal year).

         This description of the Company's business should be read in conjunction with the financial statements and supplementary data included in this Form 10-K.

BUSINESS SEGMENTS

         The Company has four reporting segments. They are: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services.

         PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES

         Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other health care products and provides pharmacy management and related consulting services to hospital, retail and alternate-site pharmacies. The Company's Pharmaceutical Distribution business is one of the country's leading wholesale distributors of pharmaceutical and related health care products to independent and chain drug stores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the United States. As a full-service wholesale distributor, the Company's Pharmaceutical Distribution business complements its distribution activities by offering a broad range of value-added support services to assist the Company's customers and suppliers in maintaining and improving the efficiency and quality of their services. These support services include: online procurement, fulfillment and information provided through cardinal.com; computerized order entry and order confirmation systems; generic sourcing programs; product movement and management reports; consultation on store operations and merchandising; and customer training. The Company's proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs and monitor their purchases.

         Through this segment, the Company also operates several specialty health care distribution businesses which offer value-added services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging and distribution program for both independent and chain drug store customers. In addition, the Company serves as a distributor of oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs.

         Also through this segment, the Company provides services that help enhance performance in hospital pharmacies through integrated pharmacy management, consulting and temporary staffing and related services. In addition, the Company operates Medicine Shoppe International, Inc. ("Medicine Shoppe"), a franchisor of apothecary-style retail pharmacies. Additionally, through this segment, the Company also operates a non-core wholesale-to-wholesale pharmaceutical trading business that sells excess inventory.

         MEDICAL PRODUCTS AND SERVICES

         Through its Medical Products and Services segment, the Company provides medical products and services and cost-saving services to hospitals and other health care providers. For example, the Company offers a broad range of medical and laboratory products, representing approximately 2,000 suppliers in addition to its own line of surgical and respiratory therapy products to hospitals and other health care providers. It also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, exam and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, instrument processing products, special procedure products and other products. Additionally, the Company also assists its customers in reducing costs while helping improve the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com, supply-chain management, instrument repair and other professional consulting services.

         PHARMACEUTICAL TECHNOLOGIES AND SERVICES

         Through its Pharmaceutical Technologies and Services segment, the Company provides a broad range of technologies and services to the pharmaceutical, life sciences and consumer health industry. This segment's Oral Technologies business provides proprietary drug delivery technologies, including softgel capsules, controlled release forms and Zydis(R) fast dissolving wafers, and manufacturing for nearly all traditional oral dosage forms. The Biotechnology and Sterile Life Sciences business provides advanced aseptic blow/fill/seal technology, drug lyophilization and manufacturing for nearly all sterile dose forms, such as vials and prefilled syringes. The Packaging Services business provides pharmaceutical packaging services, folding cartons, inserts and labels, with proprietary expertise in child-resistant and unit dose/compliance package design. The Pharmaceutical Development business provides drug discovery, development and analytical science expertise and clinical supplies manufacturing and packaging. The Healthcare Marketing Services business provides medical education, marketing and contract sales services, along with product logistics management. Additionally, the Nuclear Pharmacy Services business operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics.

         AUTOMATION AND INFORMATION SERVICES

         The Company, through its Automation and Information Services segment, operates businesses focusing on meeting customer needs through unique and proprietary automation and information products and services. For example, this segment develops, manufactures, leases, sells and services bedside clinical and patient entertainment systems as well as point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities. In addition, this segment markets point-of-use supply systems in the non-health care market. This segment also provides information systems that analyze clinical outcomes and clinical pharmaceutical utilization information.

CARDINAL.COM

         This Annual Report on Form 10-K as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available on our website (cardinal.com under the "Investor Relations-- SEC filings" captions) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Required filings by our officers, directors and third parties with respect to the Company furnished in electronic form are also made available on our website as are the Company's proxy statements for its meetings of shareholders. These filings also may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ACQUISITIONS(1)

         Over the last five years, the Company has completed a number of business combinations including the following. On August 7, 1998, the Company completed a merger transaction with R.P. Scherer Corporation (which has been given the legal designation

---------

(1) All share references in this paragraph are adjusted to reflect all stock splits and stock dividends since the time of the applicable acquisitions.

of Cardinal Health 409, Inc., and is referred to throughout this Form 10-K as "Scherer"), a New Jersey-based international developer and manufacturer of drug delivery systems. The Company issued approximately 51.3 million Common Shares to Scherer stockholders and Scherer's outstanding stock options were converted into options to purchase a total of approximately 5.3 million Common Shares. On February 3, 1999, the Company completed a merger transaction with Allegiance Corporation ("Allegiance"), a McGaw Park, Illinois-based distributor and manufacturer of medical, surgical and laboratory products and a provider of cost-saving services. The Company issued approximately 106.1 million Common Shares to Allegiance stockholders and Allegiance's outstanding stock options were converted into options to purchase a total of approximately 15.5 million Common Shares. On September 10, 1999, the Company completed a merger transaction with Automatic Liquid Packaging, Inc. (recently given the legal designation of Cardinal Health 400, Inc. and referred to in this Form 10-K as "ALP"), a Woodstock, Illinois-based custom manufacturer of sterile liquid pharmaceuticals and other health care products. The Company issued approximately 8.7 million Common Shares to ALP stockholders. On August 16, 2000, the Company completed the acquisition of Bergen Brunswig Medical Corporation ("BBMC"), a distributor of medical, surgical and laboratory supplies to doctors' offices, long-term care and nursing centers, hospitals and other providers of care, for approximately $181 million in cash. On February 14, 2001, the Company completed a merger transaction with Bindley Western Industries, Inc. (recently given the legal designation of Cardinal Health 100, Inc. and referred to in this Form 10-K as "Bindley"), an Indianapolis, Indiana-based wholesale distributor of pharmaceuticals and provider of nuclear pharmacy services. The Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase a total of approximately 5.1 million Common Shares. On April 15, 2002, the Company completed the acquisition of Magellan Laboratories Incorporated (recently given the legal designation of Cardinal Health 405, Inc., and referred to in this Form 10-K as "Magellan"), a Research Triangle Park, North Carolina-based pharmaceutical contract development organization that provides a wide range of analytical and development services to pharmaceutical and biotechnological industries. The aggregate consideration for the transaction was approximately $221 million, before consideration of any tax benefits associated with the transaction. On June 26, 2002, the Company completed the acquisition of Boron, LePore & Associates, Inc. (recently given the legal designation of Cardinal Health 401, Inc. and referred to in this Form 10-K as "BLP"), a Wayne, New Jersey-based full-service provider of strategic medical education solutions to the health care industry. The Company paid approximately $189 million and converted BLP's outstanding stock options into options to purchase a total of approximately 1.0 million Common Shares. On January 1, 2003, the Company completed a merger transaction with Syncor International Corporation (recently given the legal designation of Cardinal Health 414, Inc. and referred to in this Form 10-K as "Syncor"), a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. The Company issued approximately
12.5 million Common Shares to Syncor stockholders and Syncor's outstanding stock options were converted into options to purchase a total of approximately 3.0 million Common Shares. The Company has also completed a number of smaller acquisition transactions (asset purchases, stock purchases and mergers) during the last five years, including acquisitions of Pacific Surgical Innovations, Inc. ("PSI"); Med Surg Industries, Inc.; Rexam Cartons Inc.; International Processing Corporation; American Threshold Industries, Inc.; and SP Pharmaceuticals, L.L.C. ("SP Pharmaceuticals").

         The Company regularly evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its health care operations and services across all reporting industry segments. For additional information concerning the transactions described above, see Notes 1 and 2 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

         The Company's largest retail distribution customer in its Pharmaceutical Distribution and Provider Services segment, CVS Meridian, Inc. ("CVS"), accounted for approximately 13% of the Company's operating revenues (by dollar volume) for fiscal year 2003. The Company could be adversely affected if the business of this customer were lost. The two largest retail bulk distribution customers in the Pharmaceutical Distribution and Provider Services segment are CVS and Walgreens Co. ("Walgreens"), accounting for approximately 61% and 23%, respectively, of all bulk deliveries in fiscal 2003. Due to the lack of margin generated through bulk deliveries, fluctuations in their purchases would have no significant impact on the segment's earnings. Novation, LLC ("Novation"), a group purchasing organization (a "GPO"), has business arrangements with the Company that accounted for approximately 11% of the Company's operating revenues (by dollar volume) in fiscal 2003 through the Company's Pharmaceutical Distribution and Provider Services, Medical Products and Services and Automation and Information Services segments. The Company could be adversely affected if the business arrangement with this GPO were lost, although the loss of the business arrangement with the GPO would not mean the loss of sales to all members of the GPO.

         The Company obtains its products from many different suppliers, the largest of which, Pfizer, Inc., accounted for approximately 11% (by dollar volume) of the Company's total revenue in fiscal 2003. The Company's five largest suppliers combined accounted for approximately 37% (by dollar volume) of the Company's total revenue during fiscal 2003 and, overall, the Company's relationships with its suppliers are good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable at reasonable rates.

         The Company's Pharmaceutical Distribution business generates operating margin in many ways from its vendors, including inventory investment buying opportunities, rebates, vendor program arrangements, agreements and offerings. The Company has seen changes in supply chain management policies of certain vendors related to product availability, including the use of inventory management agreements. Under these types of agreements, the Company is generally compensated on a negotiated basis to help manufacturers better match their shipments with market demand. These types of agreements and policies limit the ability of the Company to invest capital in pharmaceutical inventories in advance of price increases and also decrease the availability of excess inventory for sale through the Company's non-core wholesale-to-wholesale pharmaceutical trading business. In the future, vendors may continue with similar arrangements that could limit the availability of excess inventory and, correspondingly, have a negative impact on the Company's investment inventory margins.

         While certain of the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

         The markets in which the Company operates generally are highly competitive.

         In the Pharmaceutical Distribution and Provider Services segment, the Company's pharmaceutical wholesale distribution business competes directly with two other national wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and smaller regional wholesale distributors, direct selling manufacturers, self-warehousing chains and specialty distributors on the basis of a value proposition that includes breadth of product lines, marketing programs, support services and pricing. The Company's pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently and to provide quality support services. With respect to pharmacy franchising operations, several smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon benefits offered to both the pharmacist and the customer, access to third-party programs, the reputation of the franchise and pricing. Medicine Shoppe also needs to be competitive with a pharmacist's ongoing options to operate or work for an independent or chain pharmacy. With respect to services that enhance performance in hospital pharmacies, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of services offered, its established base of business, the effective use of information systems, the development of clinical programs, the quality of the services it provides to its customers and price.

         The Company's Medical Products and Services segment faces competition from many sources in all of its product and service markets, with competition focusing primarily on product performance, service levels, support services and price.

         In the Pharmaceutical Technologies and Services segment, the Company competes on several fronts including competition with other companies providing outsourcing services to pharmaceutical manufacturers as well as those manufacturers who choose to handle these services in-house. Specifically, in this segment, the Company competes as follows: the Oral Technologies business competes with providers of both new drug delivery technologies and existing delivery technologies; the Biotechnology and Sterile Life Sciences business competes with other providers of sterile fill/finish manufacturing and lyophilization services; the Pharmaceutical Development business competes with providers of contract discovery, development and analytical laboratory services and manufacture and packaging of clinical supplies; the Packaging Services business competes with companies that provide packaging components and packaging services; and the Healthcare Marketing Services business competes with other providers of medical education, marketing/product launch services, contract sales and product logistics services. Through Nuclear Pharmacy Services, the Company competes with other nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Such competitors include numerous operators of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies. All of the foregoing groups compete based upon a variety of factors, principally including quality, responsiveness, proprietary technologies or capabilities, customer service and price.

         In the Automation and Information Services segment, the Company competes based upon quality, relationships with customers, customer service and support capabilities, patents and other intellectual property, its ability to interface with customer information systems and price. Actual and potential competitors include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers.

EMPLOYEES

         As of September 26, 2003, the Company had more than 50,000 employees in the U.S. and abroad, of which approximately 1,250 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its products, services and intangible assets. These proprietary rights are important to the Company's ongoing operations.

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

REGULATORY MATTERS

         Certain of the Company's subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration (the "DEA"), the Food and Drug Administration (the "FDA"), the United States Nuclear Regulatory Commission (the "NRC"), the Department of Health and Human Services (the "HHS"), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution and sale. These subsidiaries include those that distribute prescription pharmaceuticals (including certain controlled substances) and/or medical devices; manage or own pharmacy operations; engage in or operate retail pharmacies or nuclear pharmacies; purchase pharmaceuticals; engage in logistics and/or manufacture drug delivery systems or surgical and respiratory care products; package pharmaceutical products and devices; provide analytical development services; or develop, create, present or distribute accredited and unaccredited educational or promotional programs or materials. In addition, certain of the Company's subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Laws regulating the manufacture and distribution of products also exist in most other countries where certain of the Company's subsidiaries conduct business. In addition, the Medical Products and Services segment's international manufacturing operations and the Pharmaceutical Technologies and Services segment's international operations are subject to local certification requirements, including compliance with good manufacturing practices established by those applicable foreign jurisdictions. The Automation and Information Services segment's automated pharmaceutical dispensing systems are not currently required to be registered or be submitted for pre-market notifications to the FDA. There can be no assurance, however, that FDA policy in this regard will not change.

         The Company's franchising operations, through Medicine Shoppe, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, certain states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.

         The Company's Nuclear Pharmacy Services business operates nuclear pharmacies, imaging centers and related businesses such as cyclotron facilities used to produce positron emission tomography ("PET") products used in medical imaging. This group operates in a regulated industry which requires licenses or permits from the NRC, the radiologic health agency and/or department of health of each state in which it operates and the applicable state board of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced.

         Certain of the Company's businesses are subject to federal and state health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company's subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relative to government contractors.

         Services and products provided by certain of the Company's businesses include access to health care information gathered and assessed for the benefit of health care clients. Greater scrutiny on a federal and state level is being placed on how patient identifiable health care information should be handled and in identifying the appropriate parties and means to do so. Future changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its accompanying federal regulations, such as those pertaining to privacy and security, may affect how some of these information services or products are provided. In addition, certain of the Company's operations, depending upon their location, may be subject to additional state or foreign regulations affecting how information services or products are provided. Failure to comply with HIPAA and other such laws may subject the Company and/or its subsidiaries to civil and/or criminal penalties, which could be significant.

         The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its subsidiaries. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. The Company is also subject to certain laws and regulations concerning the conduct of its foreign operations, including anti-bribery laws and laws pertaining to the accuracy of the Company's internal books and records.

         The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations, could be significant and the failure to comply with all such legal requirements could have a significant impact on the Company's results of operations and financial condition.

INVENTORIES

         The Company maintains a high level of inventory in its Pharmaceutical Distribution business in order to be able to take advantage of price changes and to be able to satisfy daily delivery requirements, but is not generally required by its customers to maintain particular inventory levels. Certain supply contracts with U.S. Government entities require the Company's Pharmaceutical Distribution and Medical Products Distribution businesses to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels. The Company generally permits customers to return products only where the products can be resold at full value or returned to vendors for credit. The Company's practice is to offer market payment terms to its customers. The Company is not aware of any material differences between its practices and those of other industry participants.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

CHANGES IN THE UNITED STATES HEALTH CARE ENVIRONMENT MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs. These efforts include, but are not limited to, potential national health care reform, trends toward managed care, cuts in Medicare, consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups, including the efforts in several states to establish pharmaceutical purchasing programs on behalf of their residents. This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on the Company's business, financial condition or results of operations. Other factors related to the health care industry that could negatively impact the Company's business, financial condition, or results of operations include, but are not limited to:

- changes in governmental support of, and reimbursement for, health care services;

-        changes in the method by which health care services are delivered;

-        changes in the prices for health care services;

- other legislation or regulations governing health care services or mandated benefits; and

- changes in pharmaceutical and medical-surgical manufacturers' pricing, selling, inventory, distribution or supply policies or procedures.

Changes in the Company's customer mix could also significantly impact its business, financial condition, or results of operations. Due to the diverse range of health care supply management and health care information technology products and services that the Company offers, such changes may adversely impact certain of the Company's businesses, while not affecting some of its competitors who offer a narrower range of products and services.

FAILURE TO COMPLY WITH EXISTING AND FUTURE REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. The health care industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the NRC, the HHS and other comparable agencies. Certain of the Company's subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the NRC, the HHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company's operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain without significant delay future permits and licenses needed for the operation of the Company's businesses. The noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company's results of operations and financial condition. In addition, if changes were to occur to the laws and regulations applicable to the Company's businesses, such changes could adversely affect many of the Company's regulated operations, which include distributing prescription pharmaceuticals (including certain controlled substances), operating pharmacy businesses (including nuclear pharmacies), manufacturing medical/surgical products, manufacturing pharmaceuticals using proprietary drug delivery systems, packaging pharmaceuticals and the sales and marketing of pharmaceuticals. Also, the health care regulatory environment may change in a manner that could restrict the Company's existing operations, limit the expansion of the Company's businesses, apply regulations to previously unregulated businesses or otherwise affect the Company adversely.

RISKS GENERALLY ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND INTERNAL GROWTH MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. An important element of the Company's growth strategy has been, and is expected to continue to be, the pursuit of acquisitions of other businesses which expand or complement the Company's existing businesses. Over the past several years, the Company has expanded beyond its core pharmaceutical distribution business into areas such as medical/surgical product manufacturing and distribution, development and manufacturing of drug delivery systems, development and manufacturing of automation and information products and compounding and distribution of nuclear pharmaceutical products. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining the Company's employees or the employees of the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, regulatory or compliance issues that could exist at an acquired company, challenges in retaining the Company's customers or of the acquired company following the acquisition and potential adverse short term effects on operating results through increased costs or otherwise. While the Company has not experienced any material integration problems in recent years, the possibility of integration issues increases when the Company ventures outside its core businesses. In addition, the Company may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of its current and future shareholders. In addition to the risks associated with acquisition-related growth, the Company's business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on management, systems, internal controls and financial and physical resources. To meet such demands, the Company intends to continue to hire new employees, invest in new technology and make other capital expenditures. If the Company is unable to successfully and timely complete and integrate strategic acquisitions or if the Company fails to efficiently manage operations in a way that accommodates continued internal growth, its business, financial condition or results of operations could be adversely impacted.

PROPRIETARY TECHNOLOGY PROTECTIONS MAY NOT BE ADEQUATE AND PROPRIETARY RIGHTS MAY INFRINGE ON THE RIGHTS OF THIRD PARTIES. The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect a number of its products, services and intangible assets. There can be no assurance that these protections will provide meaningful protection against competitive products or services or otherwise be commercially valuable or that the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. From time to time, third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. While the Company believes that the products it currently manufactures using its proprietary technology do not infringe upon proprietary rights of other parties or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that the Company would not be found to infringe on the proprietary rights of others. Additionally, the Company may find it necessary to initiate litigation to protect its trade secrets, to enforce its patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments or restrictions or prohibitions on the Company's use of its technology, all of which could adversely impact the Company's results of operations. In addition, if the Company were found to be infringing on proprietary rights of others, the Company may be required to develop non-infringing technology, obtain a license or cease making, using and/or selling the infringing products.

RISKS GENERALLY ASSOCIATED WITH THE COMPANY'S SOPHISTICATED INFORMATION SYSTEMS MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. The Company relies on sophisticated information systems in its business to obtain, rapidly process, analyze and manage data to: facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; receive, process and ship orders on a timely basis; manage the accurate billing and collections for thousands of customers; and process payments to suppliers. The Company's business and results of operations may be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.

THE COMPANY COULD BECOME SUBJECT TO LIABILITY CLAIMS THAT ARE NOT ADEQUATELY COVERED BY INSURANCE, AND MAY HAVE TO PAY DAMAGES AND OTHER EXPENSES WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATING RESULTS. The Company's businesses expose it to risks that are inherent in the distribution and dispensing of pharmaceuticals and nuclear pharmaceuticals, the provision of ancillary services (such as pharmacy management and pharmacy staffing services), the development and manufacture of drug delivery systems and of pharmaceutical products for the Company's customers, the development, presentation and distribution of medical education and marketing programs and materials, and the manufacture and distribution of medical/surgical products and automated drug dispensing units. A successful product or professional liability claim not fully covered by the Company's insurance or any applicable contractual indemnity could have a material adverse effect on the Company's results of operations.

THE LOSS OF THIRD PARTY LICENSES USED BY THE COMPANY'S AUTOMATION AND INFORMATION SERVICES SEGMENT MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. The Company licenses the rights to use certain technologies from third-party vendors to incorporate in or complement its Automation and Information Services segment's products and services. These licenses are generally nonexclusive, must be renewed periodically by mutual consent and may be terminated if the Company breaches the terms of the license. As a result, the Company may have to discontinue, delay or reduce product shipments until it obtains equivalent technology, which could adversely impact the Company's business. The Company's competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with the Company. In addition, if the Company's vendors choose to discontinue support of the licensed technology in the future, the Company may not be able to modify or adapt certain of its own products.

TAX LEGISLATION INITIATIVES COULD ADVERSELY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company's tax positions. There can be no assurance that the Company's effective tax rate will not be adversely impacted by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company's tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

CHANGES IN VENDOR SUPPLY CHAIN MANAGEMENT POLICIES AND THE USE OF INVENTORY MANAGEMENT AGREEMENTS IN THE PHARMACEUTICAL DISTRIBUTION INDUSTRY COULD ADVERSELY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. The Company is a purchaser of a considerable volume of pharmaceutical products. The Company has historically invested capital in pharmaceutical inventory to take advantage of relevant market dynamics, including anticipated manufacturer price increases. The Company recently has seen changes in vendor supply chain management policies related to product availability, including the use of inventory management agreements. Inventory management agreements generally provide for the distributor to be compensated on a negotiated basis to help manufacturers better match their shipments to meet market demand, thereby resulting in less surplus inventory available to the distributor. Continued changes in vendor policies related to product availability may limit the Company's ability to leverage its resources and could adversely impact the Company's business and results of operations.

ITEM 2: PROPERTIES

         In the United States, the Company has 26 principal pharmaceutical distribution facilities and five specialty distribution facilities utilized by the Pharmaceutical Distribution and Provider Services segment. In its Pharmaceutical Technologies and Services segment, the Company has 192 Nuclear Pharmacy Services laboratory, manufacturing and distribution facilities, nine Packaging Services packaging and printed components facilities (three of which are located in Puerto Rico), five Oral Technologies manufacturing and R&D facilities, five Pharmaceutical Development facilities and five Sterile Technologies manufacturing facilities (one of which is located in Puerto Rico). In addition, the Company has one Pyxis assembly operation in its Automation and Information Services segment. The Company also has 61 medical/surgical distribution facilities and 16 medical/surgical manufacturing facilities (one of which is located in Puerto Rico) utilized by the Medical Products and Services segment. The Company's domestic facilities are located in 45 states and Puerto Rico.

         Internationally, the Company owns, leases or operates through its Pharmaceutical Technologies and Services segment, 10 Oral Technologies manufacturing, lab and distribution facilities which are located in the United Kingdom, Spain, France, Germany, Italy, Australia, Japan, Argentina, Brazil and Canada. Within this segment, the Company also has two Packaging Services facilities and two Pharmaceutical Development facilities which are located in the United Kingdom and Germany. The Company owns, leases or operates through its Medical Products and Services segment 11 medical/surgical distribution facilities located in Canada, and 21 medical/surgical manufacturing facilities located in the Netherlands, Malaysia, Thailand, Malta, Mexico, the Dominican Republic, Germany and France. The Company's international facilities are located in a total of 20 countries.

         The Company owns 97 of the domestic and international facilities, and the balance are leased. The Company's principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

         The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the health care industry.

         For certain financial information regarding the Company's facilities, see Notes 8 and 9 of "Notes to Consolidated Financial Statements."

ITEM 3: LEGAL PROCEEDINGS

         In addition to the legal proceedings disclosed below, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as in connection with future and prior acquisitions. Although the ultimate resolution of the litigation referenced herein cannot be forecast with certainty, the Company intends to vigorously defend itself and does not currently believe that the outcome of any pending litigation will have a material adverse effect on the Company's consolidated financial statements.

Latex Litigation

         On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

         As of June 30, 2003, there were 233 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

         Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 833 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of June 30, 2003, Allegiance had resolved more than seventy percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

         On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of June 30, 2003, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $138.2 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. While the Company still has pending claims with smaller vitamin manufacturers and cannot predict the outcome of the claims against those defendants, the total amount of any future recovery will not likely represent a material amount.

Environmental Claims

Pennsauken Environmental Claim

         In 1985, PCI Services, Inc. ("PCI"), purchased Burgess & Why Folding Carton Company ("Burgess"), located in Pennsauken, New Jersey. The Company acquired PCI in 1996. In 1991, the Pennsauken Solid Waste Management Authority sued various waste transporters and other parties, in New Jersey State court, alleging contamination of the Pennsauken landfill. One of the waste haulers sued by the Pennsauken Solid Waste Management Authority was Quick Way, Inc. ("Quick Way"), a waste hauling company used by Burgess from 1970 to 1982. Quick Way, in turn, joined several companies that it serviced, including Burgess. There are approximately 600 parties in the litigation. The Company reasonably believes that PCI's liability, if any, will be less than $100,000, and the impact of this claim upon PCI, if any, will be immaterial to the Company's financial position, liquidity and results of operations.

Environmental Claims Relating to Allegiance

         On September 30, 1996, Baxter and its subsidiaries transferred to Allegiance and its subsidiaries the Allegiance Business in connection with the Baxter-Allegiance Spin-Off. As a result of the Baxter-Allegiance Spin-Off, Allegiance agreed to defend and indemnify Baxter from the following environmental claims.

San Gabriel Environmental Claim

         Allegiance, through Baxter and its predecessors-in-interest, owned a facility located in Irwindale, California (the "Irwindale Property"), from approximately 1961 to approximately 1999, where, among other things, plastics were manufactured, a chemical laboratory was operated, and certain research and development activity was carried out. San Gabriel is a Superfund site in the Los Angeles area that concerns ground water contamination of a local drinking water aquifer. The U.S. Environmental Protection Agency (the "U.S. EPA") is the lead government agency in charge of the San Gabriel Valley Groundwater Basin Superfund Sites, Areas 1-4, Baldwin Park Operable Unit (the "BPOU"). According to the U.S. EPA, the groundwater within the BPOU is contaminated. The Irwindale Property is located approximately one-mile away from the BPOU plume. The U.S. EPA named Allegiance as a potentially responsible party ("PRP") for the groundwater contamination in the BPOU, along with a number of other PRPs. In June 2000, the U.S. EPA issued a unilateral administrative order ("UAO") against a number of companies, including Allegiance. The UAO requires, among other things, the design and implementation of the interim groundwater remedy selected by U.S. EPA. This interim remedy generally requires pumping contaminated groundwater from the aquifer and treating it in accordance with federal and state government standards in order to remove or reduce contaminants of concern and to stop the further migration of contaminants. Allegiance has maintained that the Irwindale Property did not contribute to the alleged ground water contamination. The levels of contaminants detected on the Irwindale Property are below any state or federal standard requiring remediation or monitoring. The U.S. EPA is engaged in settlement discussions with Allegiance, and has not sued Allegiance in connection with the UAO or the BPOU. Previously, the U.S. EPA made a cash buy-out demand to Allegiance of $550,000. Allegiance responded with questions as to the calculations and data utilized by the U.S. EPA to reach the $550,000 amount. By using the U.S. EPA's own equation and Allegiance's reasonable understanding of the facts, Allegiance reasonably believes that its potential liability would be less than the cash buy out demand amount. Allegiance has recorded environmental accruals, based upon the information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

A-1 Plainwell and A-1 Sunrise Environmental Claims

         The Michigan Department of Environmental Quality brought suit against Baxter as a PRP along with a number of other PRPs, in 1994, in the Circuit Court of the State of Michigan for Ingham County, alleging contamination of the A-1 disposal site in Plainwell, Michigan ("A-1 Plainwell"). Among the contaminants at the site were solvent wastes generated by Burdick & Jackson of Muskegon, Michigan. Baxter became a PRP through its acquisition of Burdick & Jackson ("Burdick") in 1986. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. The principal relief sought was for the PRPs to clean up the site to applicable standards and to reimburse the government for its oversight and other costs at the site. In a related action, Allegiance, through its association with Baxter, and Burdick, was named a PRP to reimburse the State of Michigan for reimbursement costs associated with the construction of a landfill cap and continued operation, maintenance and monitoring of the A-1 Sunrise site in Michigan ("A-1 Sunrise"). Allegiance has paid approximately $95,000 for past remediation costs at the A-1 Plainwell site and approximately $230,000 at the A-1 Sunrise site. Remediation of the A-1 Plainwell site is substantially complete, subject to minimal operation, maintenance and monitoring of the site. Allegiance's share of future remediation at the A-1 Sunrise site is approximately 1.8%. Allegiance has recorded environmental accruals, based upon the information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of these claims upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

Thermochem Environmental Claim

         As a result of the Burdick acquisition, Baxter was identified, by the U.S. EPA, as a PRP for clean-up costs related to the Thermochem waste processing site in Muskegon, Michigan. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. Based upon the information available, Allegiance reasonably believes the total clean-up cost of this site to be between approximately $17 million and $23 million. A well-funded PRP group, of which Baxter is a member, has spent approximately $10 million in clean-up costs. Allegiance reasonably believes that current available funding of the PRP, along with Allegiance's additional recorded environmental accruals, are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

Shareholder Litigation against Cardinal Health

         On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint which added three new individual defendants and includes new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company has filed a Motion to Dismiss the second amended complaint. The Company believes the allegations made in the second amended complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

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

         The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and employees. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003.

         On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases include Alan Kaplan v. Monty Fu, et al., Case No. 20026-NC (Del. Ch.), and Richard Harman v. Monty Fu, et al., Case No. 20027-NC (Del. Ch). These cases have been consolidated under the caption "In re: Syncor International Corp. Shareholders Litigation" (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action.

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

         A proposed class action complaint, captioned Pilkington v. Cardinal Health, et al, was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related proposed class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al, was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. The related suits allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"). It is expected that these related suits will be consolidated. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and intends to fully cooperate in its investigation.

         Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company and Syncor believe the allegations made in the complaints described above are without merit and intend to vigorously defend such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company and Syncor currently believe that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

DuPont Litigation

         On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company
v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. The Company believes that it is owed a defense and indemnity from its codefendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fiscal quarter ended June 30, 2003.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list of the executive officers of the Company (information provided as of September 26, 2003):

            NAME                      AGE                                POSITION
----------------------------          ---           -------------------------------------------------
Robert D. Walter                      58            Chairman and Chief Executive Officer

George L. Fotiades                    50            President and Chief Executive Officer -
                                                    Life Sciences Products and Services

James F. Millar                       55            President and Chief Executive Officer -
                                                    Healthcare Products and Services

Ronald K. Labrum                      47            Executive Vice President; Group President -
                                                    Medical Products and Services

Mark W. Parrish                       48            Executive Vice President; Group President -
                                                    Pharmaceutical Distribution

Stephen S. Thomas                     48            Executive Vice President; Group President -
                                                    Automation and Information Services

Jody R. Davids                        47            Executive Vice President and Chief
                                                    Information Officer

Gary D. Dolch                         56            Executive Vice President - Quality and
                                                    Regulatory Affairs

Brendan A. Ford                       45            Executive Vice President - Corporate
                                                    Development

Richard J. Miller                     46            Executive Vice President and Chief Financial
                                                    Officer

Anthony J. Rucci                      53            Executive Vice President and Chief Administrative
                                                    Officer

Carole S. Watkins                     43            Executive Vice President - Human Resources

Paul S. Williams                      43            Executive Vice President, Chief Legal Officer and
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

         GEORGE L. FOTIADES President and Chief Executive Officer - Life Sciences Products and Services since December 2002; Executive Vice President, President and Chief Operating Officer - Pharmaceutical Technologies and Services of the Company, November 2000 to December 2002; Executive Vice President and Group President - R.P. Scherer Corporation, August 1998 to October 2000; President of R.P. Scherer Corporation, January 1998 to August 1998. Mr. Fotiades serves as a director of ProLogis.

         JAMES F. MILLAR President and Chief Executive Officer - Healthcare Products and Services since December 2002; Executive Vice President, President and Chief Operating Officer - Pharmaceutical Distribution and Medical Products, November 2000 to December 2002; Executive Vice President and Group President - Pharmaceutical Distribution and Provider Services, February 2000 to November 2000; Executive Vice President and Group President of the Company's distribution business, June 1996 to February 2000. Mr. Millar serves as a director of Wendy's International, Inc.

         RONALD K. LABRUM Executive Vice President and Group President - Medical Products and Services since November 2000; President, Manufacturing and Distribution of Allegiance, October 2000 to November 2000; Corporate Vice President, Regional Companies/Health Systems of Allegiance, January 1997 to October 2000.

         MARK W. PARRISH Executive Vice President and Group President - Pharmaceutical Distribution since January 2003; President, Medicine Shoppe International, July 2001 to January 2003; Executive Vice President - Retail Sales and Marketing, June 1999 to July 2001; Executive Vice President - Sales and Marketing, June 1997 to June 1999.

         STEPHEN S. THOMAS Executive Vice President and Group President - Automation and Information Services since September 2000; Executive Vice President and Group President - Pharmacy Automation, Information Systems and International Operations, July 1999 to September 2000; Executive Vice President and President of Pyxis, October 1997 to July 1999.

         JODY R. DAVIDS Executive Vice President and Chief Information Officer of the Company since March 2003; Senior Vice President - Information Technology
- Pharmaceutical Distribution, January 2000 to March 2003; Director of Technology Services of NIKE, Inc., April 1997 to January 2000.

         GARY D. DOLCH Executive Vice President - Quality and Regulatory Affairs since December 2002; Senior Vice President of Quality and Regulatory Affairs of the American Red Cross, May 2001 to December 2002; Vice President, Quality Assurance for BASF's pharmaceutical operations under the Knoll name, April 1995 to May 2001.

         BRENDAN A. FORD Executive Vice President - Corporate Development of the Company since November 1999; Senior Vice President - Corporate Development, February 1996 to November 1999.

         RICHARD J. MILLER Executive Vice President of the Company since November 1999; Chief Financial Officer since March 1999; Acting Chief Financial Officer, August 1998 to March 1999; Corporate Vice President, April 1999 to November 1999; Vice President and Controller, August 1995 to March 1999.

         ANTHONY J. RUCCI Executive Vice President and Chief Administrative Officer of the Company since January 2000; Executive Vice President - Human Resources, November 1999 to January 2000; Dean of the University of Illinois at Chicago's College of Business Administration, 1998 to November 1999; Executive Vice President for Administration of Sears, Roebuck and Co., 1993 to 1998.

         CAROLE S. WATKINS Executive Vice President - Human Resources of the Company since August 2000; Senior Vice President - Human Resources - Pharmaceutical Distribution and Provider Services, February 2000 to August 2000; Vice President - Human Resources - Cardinal Distribution, November 1996 to February 2000.

         PAUL S. WILLIAMS Executive Vice President, Chief Legal Officer and Secretary of the Company since April 2001; Senior Vice President, Deputy General Counsel and Assistant Secretary, January 2001 to March 2001; Vice President, Deputy General Counsel and Assistant Secretary, July 1999 to January 2001; Vice President, Assistant General Counsel and Assistant Secretary, June 1998 to July 1999; Assistant General Counsel, June 1995 to June 1998. Mr. Williams serves as a director of State Auto Financial Corporation.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
        MATTERS

         The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low closing sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2003 and 2002, and through the period ended on September 26, 2003, the last full trading day prior to the filing of this Form 10-K.

                                    HIGH            LOW        DIVIDENDS
                                 -----------    ----------    ----------
Fiscal 2002:
Quarter Ended
  September 30, 2001             $     75.30    $    67.28    $    0.025
  December 31, 2001                    76.60         61.50         0.025
  March 31, 2002                       70.89         60.80         0.025
  June 30, 2002                        73.00         61.41         0.025

Fiscal 2003:
Quarter Ended
  September 30, 2002             $     68.19    $    49.08    $    0.025
  December 31, 2002                    71.16         57.99         0.025
  March 31, 2003                       63.48         50.31         0.025
  June 30, 2003                        66.19         52.17         0.030

Through September 26, 2003       $     67.96    $    54.75    $    0.030

         As of September 26, 2003, there were approximately 20,200 shareholders of record of the Common Shares.

         The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

         The Company maintains several stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant. Certain plans are subject to shareholder approval while other plans have been authorized solely by the Board of Directors. The following table summarizes information relating to the Plans as of June 30, 2003:

                                        Outstanding
                           --------------------------------------
                             Number of Common         Weighted
                           Shares to be Issued        Average           Common Shares
                             Upon Exercise of      Exercise Price       Available for
                           Outstanding Options       per Common        Future Issuance
                              (in millions)            Share            (in millions)
--------------------------------------------------------------------------------------
Plans approved by
   shareholders                    13.6                $49.97                25.1
Plans not approved by
   shareholders                    18.3                $61.04                18.0
Plans acquired through
   acquisition                      9.0                $31.91                   -
--------------------------------------------------------------------------------------
Balance at June 30, 2003           40.9                $50.92                43.1
======================================================================================

ITEM 6: SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Scherer on August 7, 1998; Allegiance on February 3, 1999; PSI on May 21, 1999; ALP on September 10,

1999, and Bindley on February 14, 2001, all of which were accounted for as pooling-of-interests transactions. Additional disclosure related to the Bindley transaction is included in Note 2 of "Notes to Consolidated Financial Statements." The consolidated financial data include all purchase transactions as of the date of acquisition that occurred during these periods.

         For the fiscal year ended June 30, 1999, the information presented is derived from the consolidated financial statements which combine the Company's financial results for the fiscal year ended June 30, 1999 with Bindley's financial results for the fiscal year ended December 31, 1998. For the fiscal year ended June 30, 2000, the information presented is derived from the consolidated financial statements which combine the Company's financial results for the fiscal year ended June 30, 2000 with Bindley's financial results for the fiscal year ended December 31, 1999.

         The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                             At or For the Fiscal Year Ended
                                                                         June 30, (1)
                                            ------------------------------------------------------------------
                                                2003         2002          2001          2000        1999 (2)
                                            ------------------------------------------------------------------
EARNINGS DATA:
Operating revenue                           $  50,466.6   $  44,394.3   $  38,660.1   $ 30,257.8   $  25,682.5
Bulk deliveries to customer warehouses
  and other                                     6,270.4       6,741.4       9,287.5      8,092.1       7,050.4
                                            ------------------------------------------------------------------
Total revenue                               $  56,737.0   $  51,135.7   $  47,947.6   $ 38,349.9   $  32,732.9

Earnings from continuing operations
  before cumulative effect of change
  in accounting                             $   1,411.9   $   1,126.3   $     857.4   $    717.8   $     499.3
Loss from discontinued operations (3)              (6.1)            -             -            -             -
Cumulative effect of change
in accounting  (4)                                    -         (70.1)            -            -             -
                                            ------------------------------------------------------------------
Net earnings                                $   1,405.8   $   1,056.2   $     857.4   $    717.8   $     499.3

Basic earnings per Common Share (5)
  Continuing operations                     $      3.17   $      2.50   $      1.93   $     1.64   $      1.14
  Discontinued operations (3)                     (0.02)            -             -            -             -
  Cumulative effect of change
     in accounting  (4)                               -         (0.16)            -            -             -
                                            ------------------------------------------------------------------
Net basic earnings per Common Share         $      3.15   $      2.34   $      1.93   $     1.64   $      1.14

Diluted earnings per Common Share (5)
  Continuing operations                     $      3.12   $      2.45   $      1.88   $     1.60   $      1.12
  Discontinued operations (3)                     (0.02)            -             -            -             -
  Cumulative effect of change
     in accounting  (4)                               -         (0.15)            -            -             -
                                            ------------------------------------------------------------------
Net diluted earnings per Common Share       $      3.10   $      2.30   $      1.88   $     1.60   $      1.12

Cash dividends declared
  per Common Share (5) (6)                  $     0.105   $     0.100   $     0.085   $    0.070   $     0.067

BALANCE SHEET DATA:
Total assets                                $  18,521.4   $  16,438.0   $  14,642.4   $ 12,024.1   $   9,682.7
Long-term obligations,
  less current portion                      $   2,471.9   $   2,207.0   $   1,871.0   $  1,524.5   $   1,224.5
Shareholders' equity                        $   7,758.1   $   6,393.0   $   5,437.1   $  4,400.4   $   3,894.6

(1) Amounts reflect business combinations and the impact of merger-related costs and other special items in all periods presented. See Note 2 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special items affecting fiscal 2003, 2002, and 2001. Fiscal 2000 amounts reflect the impact of merger-related charges and other special items of $64.7 million ($49.8 million, net of tax). Fiscal 1999 amounts reflect the impact of merger-related charges and other special items of $165.4 million ($131.6 million, net of tax).

(2) In April 1998, ALP elected S-Corporation status for income tax purposes. As a result of the merger, ALP terminated its S-Corporation election. Amounts above do not reflect the impact of pro forma adjustments related to ALP taxes as if ALP had been subject to federal income taxes during the periods presented. For the fiscal year ended June 30, 1999, the pro forma adjustment for ALP taxes would have reduced net earnings by $9.3 million. The pro forma adjustment would have decreased diluted earnings per Common Share by $0.02 to $1.10 for fiscal 1999.

(3) On January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with the discontinuation of these operations and has included additional international and non-core domestic businesses to the discontinued operations. For additional information regarding discontinued operations, see Note 19 of "Notes to Consolidated Financial Statements."

(4) In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units are delivered to the customer to recognizing revenue when the units are installed at the customer site. For more information regarding the change in accounting see Note 14 of "Notes to Consolidated Financial Statements."

(5) Basic earnings, diluted earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2003.

(6) Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis presented below has been prepared giving retroactive effect to the pooling-of-interests business combination with Bindley on February 14, 2001. The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

GENERAL

         The Company has four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. See Part I, Item 1, "Business," and Note 16 in "Notes to Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

OPERATING REVENUE

                                                                                         Percent of Company
                                                               Growth (1)                Operating Revenues
Years ended June 30,                                       2003          2002         2003      2002      2001
--------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services          14%            17%          82%       82%       81%
Medical Products and Services                               6%             6%          13%       14%       15%
Pharmaceutical Technologies and Services                   44%            12%           4%        3%        3%
Automation and Information Services                        19%            19%           1%        1%        1%

Total Company                                              14%            15%         100%      100%      100%
--------------------------------------------------------------------------------------------------------------

(1) Growth is calculated as the change (increase or decrease) in the operating revenue for a given year as a percentage of the operating revenue in the immediately preceding year.

         Total operating revenue increased 14% and 15% during fiscal 2003 and 2002, respectively. The increase in fiscal 2003 resulted from a higher sales volume across each of the Company's segments; strong sales of self-manufactured products; the addition of new products; the addition of new customers, some of which was a result of new corporate agreements with health care providers; and pharmaceutical price increases averaging approximately 5%. In addition, the Syncor acquisition within the Pharmaceutical Technologies and Services segment accounted for approximately 1% of the overall growth of the Company during fiscal 2003. The overall growth was partially offset by a decline within the Company's non-core wholesaler-to-wholesaler pharmaceutical trading business, as further discussed below. The increase in fiscal 2002 resulted from a higher sales volume across various customer segments; strong sales of self-manufactured products; pharmaceutical price increases averaging approximately 5%; addition of new products; and the addition of new customers, some of which was a result of new corporate agreements with health care providers.

         The Pharmaceutical Distribution and Provider Services segment's operating revenue growth in fiscal 2003 resulted from strong sales to customers within this segment's core pharmaceutical distribution business, some of which were generated from the addition of new contracts. The most significant growth was in the alternate site and chain pharmacy businesses, which yielded growth of approximately 28% and 15%, respectively. The chain pharmacy growth rate would have been stronger had it not experienced a reduction in business with Kmart due to Kmart's closure of various stores in connection with Kmart's bankruptcy. The overall growth rate in this segment was also negatively impacted by the lack of availability of certain pharmaceutical products from manufacturers, particularly in the second half of the fiscal year, which impacted non-core wholesaler-to-wholesaler revenue. This lack of availability was, in part, brought about by changes in inventory supply chain management policies of certain vendors, leading to the use of inventory management agreements. Inventory management agreements generally provide for the Company to be compensated on a negotiated basis to help manufacturers better match their shipments to meet market demand, thereby resulting in less surplus inventory for the Company's trading business. It is not anticipated that fluctuations in trading activity will have a significant impact on operating revenue growth rates in future years. The increase in this segment's operating revenue in fiscal 2002 resulted from strong sales to all customer segments, especially retail pharmacy and grocery chains and alternate site customers, each of which yielded 20% growth, as well as strong growth in mail order and government customers. A portion of the fiscal 2002 growth was attributable to pharmaceutical price increases and the addition of new contracts.

         The Medical Products and Services segment's operating revenue growth in fiscal 2003 resulted from increased sales of both distributed and self-manufactured products. The addition of several new contracts with hospitals and health care networks, as well as increased market share in the growing surgery center market contributed to increased sales of distributed and self-manufactured products. Increased demand for certain existing self-manufactured products, including medical gloves, Medi-vac(R) suction canisters, Procedure Based Delivery System(R) kits and other minor procedure trays, accounted for a portion of this segment's revenue growth. The addition of new, self-manufactured products also contributed to the overall revenue growth in this segment. Some examples of these new, self-manufactured products include the Esteem(R) surgeon gloves and the Tiburon(TM) and Astound(TM) fabrics within the Converters(R) business. The increase in this segment's operating revenue in fiscal 2002 resulted from strong sales of self-manufactured products, particularly sales of surgical instruments and custom kits for surgical procedures, as well as price increases and increases in sales of distributed products. Several new long-term contracts were signed within the segment's distribution business in fiscal 2002.

         The Pharmaceutical Technologies and Services segment's operating revenue growth in fiscal 2003 resulted from increased demand within the Oral Technologies, Biotechnology and Sterile Life Sciences, and Packaging Services businesses, and from acquisitions, primarily Syncor. Product sales that showed particular strength within these businesses included Lilly's Zyprexa(R) Zydis(R), an anti-psychotic; Mylan's Amnesteem(TM), a generic drug for the treatment of acne; and Sepracor's Xoponex(R), a respiratory drug. The growth within the Biotechnology and Sterile Life Sciences business was negatively impacted by the planned shutdown for twelve weeks of a domestic sterile manufacturing facility to expand capacity. The acquisition of Syncor, effective January 1, 2003, contributed to the growth in this segment. Excluding Syncor, this segment experienced revenue growth in the high teens during fiscal 2003. The increase in this segment's operating revenue in fiscal 2002 resulted from higher sales volume particularly involving development and analytical services, pharmaceutical technologies, and its proprietary packaging offerings. Products that showed particular strength were Abbott's Kaletra(R), an AIDS product; Lilly's Zyprexa(R) Zydis(R); and Pharmacia's Detrol(R) LA, an incontinence medication. Accelerating demand for sterile-liquid and controlled-release technologies, in addition to the acquisition of SP Pharmaceuticals, was a significant contributor to the growth in fiscal 2002 within the pharmaceutical technologies business. The completion of the Magellan acquisition during the fourth quarter of fiscal 2002 contributed to the growth in the analytical services business. Excluding the revenues of SP Pharmaceuticals and Magellan, operating revenues grew approximately 6% in fiscal 2002 over fiscal 2001. Additionally, the segment experienced growth in fiscal 2002 in its pharmaceutical packaging business, which was attributable to the addition of several new customers and increased volume from existing customers. Slowing sales in the protease inhibitor and health and nutritional product lines partially offset the growth in this segment during fiscal 2002.

         The Automation and Information Services segment's operating revenue growth in fiscal 2003 resulted from strong sales of new and existing patient safety and supply management product lines, including Pyxis MedStation(R), Pyxis Anesthesia System(TM), Pyxis Connect(TM) and Pyxis SupplyStation(R). The increase in this segment's operating revenue in fiscal 2002 primarily resulted from strong sales in the patient safety and supply management product lines, such as Pyxis MedStation(R) SN and Pyxis SupplyStation 30.

Significant sales of new products including Pyxis Anesthesia System and products within the Pyxis SupplyStation line also contributed to this segment's growth.

BULK DELIVERIES TO CUSTOMER WAREHOUSES AND OTHER

         The Pharmaceutical Distribution and Provider Services segment reports bulk deliveries made to customers' warehouses as revenue. These sales involve the Company acting as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that the Company cannot control, including consolidation within the customers' industries, decisions by customers to either begin or discontinue warehousing activities and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's net earnings.

         The Pharmaceutical Technologies and Services segment records out-of-pocket reimbursements received through its sales and marketing services business as revenue. These out-of-pocket expenses, which generally include travel expenses and other incidental costs, are incurred to fulfill the services required by the contract. Within these contracts, the customer agrees to reimburse the Company for the expenses. Due to the Company not generating any margin from these reimbursements, fluctuations in their amount have no impact on the Company's net earnings.

GROSS MARGIN

                                                         (as a percentage of operating revenue)
Years ended June 30,                                       2003           2002            2001
-----------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           4.6%           5.0%            5.1%
Medical Products and Services                              21.9%          21.9%           22.1%
Pharmaceutical Technologies and Services                   33.1%          34.1%           33.6%
Automation and Information Services                        70.3%          68.5%           68.6%

Total Company                                               8.9%           9.1%            9.3%
-----------------------------------------------------------------------------------------------

         The overall gross margin as a percentage of operating revenue decreased in fiscal 2003 and 2002 due to the mix of businesses contributing to the consolidated gross margin. The decrease in gross margin as a percentage of operating revenue within the Pharmaceutical Distribution and Provider Services segment in fiscal 2003 resulted primarily from the following: (1) an increase in sales to lower-margin customers (which have a lower cost of distribution) that reduced gross margins; (2) competitive pricing; and (3) a moderation in vendor margins due to manufacturers attempting to better match their shipments to meet market demand, resulting in less surplus inventory (see additional discussion of these factors below). A decrease in gross margin as a percentage of operating revenue within Pharmaceutical Technologies and Services also contributed to the overall decrease. The decrease in the overall gross margin as a percentage of operating revenue in fiscal 2002 resulted from a greater mix of lower margin pharmaceutical distribution operating revenues as compared to the prior year. The Pharmaceutical Distribution and Provider Services segment represented 82% of operating revenues in fiscal 2002, up from 81% in fiscal 2001. The decline in the gross margins in the Medical Products and Services and Automation and Information Services segments also contributed to the overall decline in the Company's gross margin in fiscal 2002.

         The gross margin as a percentage of operating revenue in the Pharmaceutical Distribution and Provider Services segment decreased in fiscal 2003. This decrease in gross margin as a percentage of operating revenue primarily resulted from an increase in sales to lower-margin customers (which include chain pharmacy and alternate site) which have a lower cost of distribution. The table below shows the percentage breakdown of operating revenue by customer class within Pharmaceutical Distribution, the largest business within this segment, for fiscal years 2003, 2002 and 2001.

Customer Class                          2003           2002           2001
--------------------------------------------------------------------------
Chain Pharmacy                           47%            47%            46%
Alternate Site                           22%            20%            19%
Health System                            18%            19%            20%
Independent                              13%            14%            15%
                                        ----------------------------------
Total                                   100%           100%           100%
                                        ==================================

This segment's selling margins were negatively impacted by competitive pricing, which was another primary cause of the decrease in gross margin as a percentage of operating revenue. A moderation in vendor margin programs also contributed to the decline in this segment's gross margin as a percentage of operating revenue. The Company has seen changes in vendor supply chain management policies related to product availability, including the use of inventory management agreements. Under these types of agreements, the Company is generally compensated on a negotiated basis to help manufacturers better match their shipments with market demand, therefore adversely affecting the Company's investment margin opportunities. Generally, the Company is compensated under its inventory management agreements based on the timing of inventory price increases and the volume of inventory purchases during the agreed upon period. The Company recognizes the amounts received from such agreements within gross margin based upon related inventory sales.

         The gross margins in the Pharmaceutical Distribution and Provider Services segment may be affected in future years by changes occurring in the industry, such as changes in vendor supply chain management policies, including the use of inventory management agreements. These changes provide fewer opportunities for the pharmaceutical distribution business within the Pharmaceutical Distribution and Provider Services segment to make large purchases of product with related vendor margin incentives. With fewer opportunities to make attractive inventory investments, the Company expects to deploy less capital in this segment.

         The decline in gross margin as a percentage of operating revenue in the Pharmaceutical Distribution and Provider Services segment in fiscal 2002 resulted primarily from the highly competitive market within the pharmaceutical distribution industry and a greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers (see table above). In addition, this segment's gross margin in fiscal 2002 was negatively impacted by several non-recurring items, primarily related to the Bindley integration. In fiscal 2002, the Company incurred a one-time inventory adjustment related to the process of closing and rationalizing facilities in addition to the integration of the operations of Bindley into this segment. These decreases in fiscal 2002 were partially offset by higher vendor margins from favorable price increases and manufacturer marketing programs.

         The gross margin as a percentage of operating revenue in the Medical Products and Services segment remained unchanged in fiscal 2003. This segment's gross margin was positively impacted by increased sales of existing and new higher-margin, self-manufactured products, manufacturing efficiencies achieved during the fiscal year and outsourcing of some product manufacturing to more cost efficient areas. The impact of new distribution agreements which increased sales of lower-margin distributed products offset the gains noted above. The decline in gross margin as a percentage of operating revenue in this segment in fiscal 2002 resulted primarily from competitive pricing pressures on distributed products. This decline was partially offset by manufacturing productivity improvements and a higher sales volume of self-manufactured products which carry significantly higher gross margins than other portions of this segment's business.

         The gross margin as a percentage of operating revenue in the Pharmaceutical Technologies and Services segment decreased during fiscal 2003. This decrease was primarily driven by the addition of Syncor's nuclear pharmacy services business. Syncor has a slightly lower gross margin ratio than the other businesses within this segment. Also, the gross margin was negatively impacted by certain items that occurred in fiscal 2002 that did not recur in fiscal 2003, including the recording of pricing adjustments related to the minimum recovery expected to be received for claims against vitamin manufacturers for amounts overcharged in prior years (also, see Note 2 of "Notes to Consolidated Financial Statements"). These pricing adjustments were recorded as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. The Company recorded $12.0 million in the first quarter of fiscal 2002 and $10.0 million in the second quarter of fiscal 2001 for these pricing adjustments. This segment's gross margin as a percentage of operating revenue increased during fiscal 2002. This increase was primarily due to a larger mix of higher margin pharmaceutical products versus health and nutritional products, as well as cost efficiencies due to infrastructure investments at manufacturing facilities. This increase was partially offset by the impact of certain items that occurred in fiscal 2001 which did not recur in fiscal 2002, namely revenues related to the use of certain of the Company's proprietary technology.

         The gross margin as a percentage of operating revenue in the Automation and Information Services segment increased in fiscal 2003, primarily from the mix of products sold as well as productivity gains realized from the operational improvements implemented in the prior fiscal year. This segment's gross margin as a percentage of operating revenue decreased in fiscal 2002, primarily due to changes in its product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                         (as a percentage of operating revenue)
Years ended June 30,                                       2003           2002         2001 (1)
----------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services           1.7%           2.1%          2.3%
Medical Products and Services                              12.8%          13.3%         14.6%
Pharmaceutical Technologies and Services                   15.1%          14.5%         15.4%
Automation and Information Services                        30.4%          31.2%         32.9%

Total Company                                               4.4%           4.7%          5.2%
----------------------------------------------------------------------------------------------

(1) In fiscal 2001, selling, general and administrative expenses as a percentage of operating revenue include goodwill amortization.

         Selling, general and administrative expenses as a percentage of operating revenue declined in fiscal 2003 and fiscal 2002. This decline reflects ongoing productivity programs and economies of scale associated with the Company's revenue growth. Significant productivity gains resulting from continued cost control efforts in all segments and the continuation of consolidation and selective automation of operating facilities contributed to the improvement. In addition, the Company is continuing to take advantage of synergies from recent acquisitions to decrease selling, general and administrative expenses as a percentage of operating revenue. The improvement in fiscal 2003 was partially offset by an increase in selling, general and administrative expenses as a percentage of operating revenue in the Pharmaceutical Technologies and Services segment, primarily the result of changes within the business mix in this segment. This business mix change was largely driven by the acquisition of Syncor, which has a higher expense ratio as compared to other businesses in this segment. In the first quarter of fiscal 2002, the Company ceased amortizing goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (see Notes 1 and 15 of "Notes to Consolidated Financial Statements" for further discussion) which also contributed to the improvement. Goodwill amortization expense in fiscal 2001 was approximately $48.9 million. In addition, during fiscal 2002, the Company realized productivity and operating efficiencies as a result of implementing changes within the Automation and Information Services segment to better service its customers.

         The selling, general and administrative expenses grew 7% and 6% in fiscal years 2003 and 2002, respectively. Expenses from the operations of newly acquired companies accounted for approximately 6% of the overall increase in fiscal 2003, with expenses relating to the operations of Syncor giving rise to the largest part of the increase. The increase in fiscal 2002 was primarily due to an increase in personnel costs, which accounted for approximately 4% of the overall increase. The overall increase in fiscal 2003 and fiscal 2002 compares favorably to the 14% and 15% growth in operating revenue for the same periods.

SPECIAL ITEMS & MERGER-RELATED COSTS

         The following is a summary of the merger-related costs and other special items for the fiscal years ended June 30, 2003, 2002 and 2001.

                                                          Fiscal Year Ended June 30,
                                                        -------------------------------
(in millions, except per Common Share amounts)           2003        2002        2001
---------------------------------------------------------------------------------------
Merger-related costs:
   Direct transaction costs                             $     -     $     -    $  (20.8)
   Employee-related costs                                 (18.7)      (23.7)      (46.2)
   Pharmaceutical distribution center consolidation       (22.7)      (52.4)      (10.3)
   Asset impairments & other exit costs                    (5.4)       (9.0)       (8.5)
   Other integration costs                                (27.6)      (46.8)      (32.3)
---------------------------------------------------------------------------------------
Total merger-related costs                              $ (74.4)    $(131.9)   $ (118.1)
---------------------------------------------------------------------------------------

Other special items:
    Distribution center closures                        $     -     $     -    $   (5.0)
    Manufacturing facility closures & restructurings      (40.2)       (2.8)       (6.8)
    Employee-related costs                                 (6.9)      (15.2)          -
    Asset impairments and other                           (19.9)          -           -
    Litigation settlements, net                           101.5        11.3         5.0
---------------------------------------------------------------------------------------
Total other special items                               $  34.5     $  (6.7)   $   (6.8)
---------------------------------------------------------------------------------------

Total special items                                     $ (39.9)    $(138.6)   $ (124.9)
Tax effect of special items                                 6.7        51.5        39.6
---------------------------------------------------------------------------------------
Net effect of special items                             $ (33.2)    $ (87.1)   $  (85.3)
=======================================================================================

Net effect on diluted earnings per Common Share         $ (0.07)    $ (0.19)    $ (0.19)
=======================================================================================

MERGER-RELATED COSTS

         Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized for the fiscal years shown above were primarily a result of the merger or acquisition transactions involving Syncor, BLP, Magellan, Bindley, BBMC, Allegiance and Scherer.

         DIRECT TRANSACTION COSTS. During fiscal 2001, the Company incurred direct transaction costs related to its merger transaction with Bindley, which was accounted for as a pooling-of-interests. These expenses of $20.8 million primarily included investment banking, legal, accounting and other professional fees associated with the merger.

         EMPLOYEE-RELATED COSTS. During fiscal 2003, 2002 and 2001, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $18.7 million, $23.7 million and $46.2 million, respectively. These costs primarily consist of severance, non-compete agreements and transaction/stay bonuses as a direct result of the mergers or acquisitions. In addition to these types of costs, during fiscal 2003, the Company incurred a charge of $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. This curtailment resulted from the plan to conform Scherer's employee benefit plans to the Company's benefit plan structure at the time of the Scherer merger.

         PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During fiscal 2003, 2002 and 2001, the Company recorded charges of $22.7 million, $52.4 million and $10.3 million, respectively, primarily associated with the Company's plans to close and consolidate a total of 16 Bindley distribution centers, Bindley's corporate office, and one of the Company's data centers as a result of the merger transaction with Bindley. In connection with the Bindley related consolidations and closures, the Company incurred employee-related costs of $3.2 million, $7.5 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively, arising primarily from the termination of approximately 1,250 employees. In addition, exit costs related to termination of contracts and lease agreements were incurred during fiscal 2003, 2002 and 2001 of $8.2 million, $3.6 million and $9.8 million, respectively. Also, asset impairment charges of $8.2 million and $27.2 million, respectively, were incurred during fiscal 2003 and 2002. The remaining $3.1 million and $14.1 million incurred during fiscal 2003 and 2002, respectively, was primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers, Bindley's corporate office and one of the Company's data centers. As of June 30, 2003, the Company had completed the closures and consolidations noted above and the employees noted above had been terminated.

         ASSET IMPAIRMENTS & OTHER EXIT COSTS. The asset impairments and other exit costs during fiscal 2003, 2002 and 2001 of $5.4 million, $9.0 million and $8.5 million, respectively, are primarily related to costs associated with lease terminations, moving expenses and asset impairments as a direct result of the merger or acquisition transactions with BBMC, Allegiance and Scherer.

         OTHER INTEGRATION COSTS. Other integration costs during fiscal 2003, 2002 and 2001 of $27.6 million, $46.8 million and $32.3 million, respectively, included charges directly related to the integration of operations of previous merger and acquisition transactions. These operations include, but are not limited to, information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems.

OTHER SPECIAL ITEMS

         DISTRIBUTION CENTER CLOSURES. During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount of $0.6 million arose in connection with employee-related costs associated with the termination of approximately 100 employees primarily related to the closure of the distribution centers. As of June 30, 2001, the restructuring plan had been completed.

         MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During fiscal 2003, 2002 and 2001, the Company recorded a total of $40.2 million, $2.8 million and $6.8 million, respectively, as special charges related to the closure, consolidation and restructuring of certain manufacturing facilities. These closures, consolidations and restructurings occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

         Within the Medical Products and Services segment, three manufacturing facility closures were completed during fiscal 2003. Also, certain operations within three other facilities were identified for consolidation or rationalization. A total of $23.6 million was recorded related to these closures, consolidations and rationalizations, of which $10.3 million related to severance costs due to the termination of approximately 1,475 employees. Approximately 600 of the employees were terminated prior to June 30, 2003. The remaining employees are expected to be terminated during fiscal 2004. Asset impairment charges of $9.4 million were incurred. Also, exit costs of $3.9 million were incurred, primarily related to dismantling and moving machinery and equipment. The plans to consolidate or rationalize the three facilities discussed above are expected to be completed during fiscal 2004.

         The Company incurred special charges of $13.7 million related to the restructuring, consolidation or closure of three manufacturing facilities within the Pharmaceutical Technologies and Services segment during fiscal 2003. One restructuring was completed during fiscal 2003. The other two consolidations/closures are expected to be completed by September 30, 2003. Asset impairment charges of $5.7 million were incurred related to these closures. Also, exit costs of $3.2 million were incurred primarily related to dismantling machinery and equipment and transferring certain technologies to other facilities as part of the restructuring plan. The remaining $4.8 million represents employee-related costs, primarily severance related to the termination of approximately 400 employees. As of June 30, 2003, the majority of these employees have been terminated.

         In addition, during fiscal 2003, 2002 and 2001, the Company recorded special charges of $2.9 million, $2.8 million and $6.8 million, respectively, related to the restructuring of certain health and nutritional manufacturing facilities. During fiscal 2003, the $2.9 million primarily represents costs associated with transferring and validating the health and nutrition operations as the processes are rationalized. Asset impairment costs of $1.8 million were incurred during fiscal 2002 primarily due to a writeoff of obsolete inventory created by this rationalization of facilities. Approximately $0.9 million and $2.2 million related to lease exit costs during fiscal 2002 and 2001, respectively. The remaining $0.1 million and $4.6 million during fiscal 2002 and 2001, respectively, related to employee-related costs associated with the termination of approximately 185 employees, primarily manufacturing and certain management positions. As of June 30, 2003, these employees had been terminated. The restructuring plan is expected to be completed during the first quarter of fiscal 2004.

         EMPLOYEE-RELATED COSTS. During fiscal 2003, the Company incurred employee-related costs of $6.9 million primarily due to the integration and reorganization of certain operations within the Pharmaceutical Technologies and Services segment. The Company recorded charges of $5.0 million related to this restructuring, the majority of which represents severance accrued upon communication of severance terms to employees. This restructuring plan was completed by June 30, 2003, and resulted in the termination of approximately 185 employees. The remaining $1.9 million was primarily due to the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges represent severance accrued at the time severance terms were communicated to employees. This restructuring plan was completed by June 30, 2003 and resulted in the termination of approximately 30 employees.

         During fiscal 2002, the Company incurred employee-related costs of $15.2 million primarily associated with a restructuring of the distribution and custom kitting operations in the Medical Products and Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the fourth quarter of fiscal 2002. This restructuring plan was completed during fiscal 2003, and resulted in the termination of approximately 600 employees.

         ASSET IMPAIRMENTS AND OTHER. During fiscal 2003, the Company incurred asset impairment and other charges of $19.9 million, of which $10.1 million related to asset impairment charges, primarily goodwill, resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. An additional $7.8 million related to a writeoff of design and tooling costs. The remaining $2.0 million primarily includes non-employee related costs associated with certain restructuring activities initiated by the Company outside of its manufacturing facilities.

         LITIGATION SETTLEMENTS, NET. During fiscal 2003 and 2002, the Company recorded income from net litigation settlements of $101.5 million and $11.3 million, respectively. The settlements resulted primarily from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through June 30, 2003 was $138.2 million (net of attorneys fees, payments due to other interested parties and expenses withheld). Of this total recovery, $102.9 million and $13.3 million were recorded as special items during fiscal 2003 and 2002, respectively. The remaining $22.0 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001 and $12.0 million in the first quarter of fiscal
2002) and reflected as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable, but the Company believes it is not likely to be a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached.

         During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

SUMMARY

         In fiscal 2003, the net effect of various special items reduced reported earnings from continuing operations by $33.2 million to $1,411.9 million and reduced reported diluted earnings per Common Share from continuing operations by $0.07 per share to $3.12 per share. In fiscal 2002, the net effect of various special items reduced reported earnings before cumulative effect of change in accounting by $87.1 million to $1,126.3 million (see Note 14 of "Notes to Consolidated Financial Statements" for discussion on cumulative effect of change in accounting) and reduced reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.19 per share to $2.45 per share. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share.

         Certain merger and acquisition related and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

         The Company estimates that it will incur additional costs associated with the various merger, acquisition and restructuring activities entered into to date totaling approximately $90 million (approximately $60 million net of tax) in future periods. This estimate is subject to adjustment pending resolution of Syncor acquisition related litigation contingencies. Additional discussion related to the Company's merger transactions is included in Note 2 of "Notes to Consolidated Financial Statements." The Company believes that it will incur these costs in order to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

         The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the health care industry. This trend has resulted in expansion into service areas which (a) complement the Company's existing operations and (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business. As the health care industry continues to change, the Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger and acquisition related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

INTEREST EXPENSE AND OTHER. The decrease in interest expense and other of $17.2 million during fiscal 2003 compared to fiscal 2002 resulted from lower interest rates and effective asset management, resulting in lower average borrowings outstanding. The decrease in interest expense and other of $22.4 million during fiscal 2002 compared to fiscal 2001 was a result of lower interest rates on borrowings throughout the year and effective asset management, resulting in lower average borrowings outstanding. In addition, in fiscal 2002, the Company recognized a one-time gain on an equity investment, which contributed to the overall decline. The Company manages its exposure to changing interest rates using various hedging strategies (see Notes 1 and 5 in "Notes to Consolidated Financial Statements").

PROVISION FOR INCOME TAXES. The provisions for income taxes relative to earnings before income taxes, discontinued operations and cumulative effect of change in accounting were 33.6% of pretax earnings in fiscal 2003 compared with 33.8% in fiscal 2002 and 35.6% for fiscal 2001. The fluctuation in the tax rate is primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications. In addition, effective July 1, 2001, the Company ceased amortizing goodwill and intangible assets with indefinite lives. This contributed to the decrease in the tax rate in fiscal 2002 as compared to fiscal 2001.

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

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from one year to ten years at interest rates that generally fluctuate with the prime rate. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance involve the use of a substantial amount of judgment by the Company's management. In determining the appropriate allowance, the Company reviews the industry trends and the customer's financial strength, credit standing, and payment history to assess the probability of collection. See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

- INVENTORIES. A majority of inventories (approximately 68% in 2003 and 67% in 2002) are stated at the lower of cost, using the last-in, first-out ("LIFO") method, or market, and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher. Below is a reconciliation of FIFO inventory to LIFO inventory:

                                                   June 30,
                                      ---------------------------------
         (in millions)                  2003        2002        2001
         --------------------------------------------------------------
         FIFO inventory               $7,679.5    $7,411.4    $ 6,338.9

         LIFO reserve valuation          (56.2)      (50.4)       (52.8)
                                      ---------------------------------
         Total inventory              $7,623.3    $7,361.0    $ 6,286.1
                                      =================================

- GOODWILL. The Company elected to adopt SFAS No. 142 "Goodwill and Other Intangible Assets" beginning with the first quarter of fiscal 2002. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company completed the required impairment testing in fiscal 2003 and 2002 and did not incur any impairment charges.

- SPECIAL CHARGES. The Company primarily records costs that relate to the integration of previously acquired companies or costs of restructuring operations to improve productivity as special charges. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs that did not meet the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.

                  The costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is formalized and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

                  At the beginning of the third quarter of fiscal 2003, the Company implemented SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" to account for costs incurred in restructuring activities. Under this standard, a liability for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.

                  The majority of the special items incurred can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments and other integration costs. Employee costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the remaining net book value of assets no longer used as a result of the integration or restructuring activities. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. Actual costs could differ from management's estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expenses. These adjustments will be recorded as special charges.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $5.9 billion at June 30, 2003 from $5.1 billion at June 30, 2002. This increase in working capital primarily resulted from increases in trade receivables and inventories of $489.0 million and $262.3 million, respectively. The increase in trade receivables was driven by the Company's revenue growth as well as the addition of Syncor. The increase in inventories resulted primarily from increased sales across each of the Company's segments. The increase in inventories noted above is less than in prior years due to the impact of branded to generic product conversions, vendor inventory policies, and the use of inventory management agreements, which lowered the Company's inventory investment. Synergies realized from the Bindley integration have also lowered the Company's investment in inventory.

         Net investment in sales-type leases decreased $107.8 million at June 30, 2003, as compared to June 30, 2002. This decrease resulted primarily from the sale of sales-type leases for amounts approximating their fair value, partially offset by new leases entered into during the fiscal year. The net book value of the leases sold was approximately $356.0 million (see Note 8 in "Notes to Consolidated Financial Statements" for further discussion).

         Shareholders' equity increased to $7.8 billion at June 30, 2003 from $6.4 billion at June 30, 2002. The increase was primarily due to net earnings of $1,405.8 million, the issuance of shares held in treasury for the Syncor acquisition totaling approximately $780.8 million, the valuation of Syncor vested options acquired of $47.2 million and the investment of $265.9 million by employees of the Company through various stock incentive plans. This increase in fiscal 2003 was partially offset by the repurchase of Common Shares of $1,191.7 million and dividends paid of $44.8 million.

         In January 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.6 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in February 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         In August 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 7.8 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in January 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in August 2002, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         At June 30, 2003, the Company had a commercial paper program providing for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company also had an extendible commercial notes program providing for the issuance of up to $150.0 million of extendible commercial notes. The Company did not have any borrowings outstanding under these programs at June 30, 2003.

         The Company has an unsecured bank credit facility providing for up to an aggregate of $1.5 billion in borrowings of which $750.0 million expires on March 26, 2004 and $750.0 million expires on March 27, 2008. The facility expiring on March 26, 2004, allows the Company, at its option, to extend the maturity of any moneys borrowed for up to one year. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2003, except for $23.7 million of standby letters of credit issued on behalf of the Company.

         The Company also has uncommitted short-term credit facilities with various bank sources aggregating $100.0 million. At June 30, 2003, the Company had borrowings outstanding related to these short-term credit facilities of $21.0 million. The Company also has line-of-credit agreements with various bank sources aggregating $122.1 million, of which nothing was outstanding at June 30, 2003 (see Note 4 of "Notes to Consolidated Financial Statements").

         At June 30, 2003, the Company had an asset securitization facility available which allows the Company to sell receivables generated from its radiopharmaceutical operations to a wholly-owned subsidiary, which in turn sells the receivables to a multi-seller conduit administered by a third party bank. This securitization program allows the Company to borrow up to $65.0 million. The Company did not have any borrowings outstanding under this facility at June 30, 2003.

         The following table summarizes the maturities for the Company's significant financial obligations:

(in millions)                      2004       2005       2006       2007      2008    Thereafter      Total
-------------------------------------------------------------------------------------------------------------
Long-term debt                   $ 228.7    $ 368.2    $ 163.3    $ 139.6    $  3.2    $ 1,797.6    $ 2,700.6
Operating leases                    69.8       56.8       46.3       38.4      23.4         50.1        284.8
                                 ----------------------------------------------------------------------------
Total financial obligations      $ 298.5    $ 425.0    $ 209.6    $ 178.0    $ 26.6    $ 1,847.7    $ 2,985.4
                                 ============================================================================

         As of June 30, 2003, the Company's senior debt credit ratings from Moody's, S&P and Fitch were A2, A and A, respectively, the commercial paper ratings were P-1, A-1 and F-1, respectively, and the ratings outlooks were negative, stable and stable, respectively. Since June 30, 2003, these ratings and outlooks have remained unchanged. The Company's various borrowing facilities and long-term debt, except for the preferred debt securities discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of June 30, 2003, the Company was in compliance with this covenant.

         During fiscal 2003, the Company issued $500 million of 4.00% Notes, due 2015. The proceeds of the debt issuance were used for general corporate purposes, including working capital, capital expenditures, acquisitions, investments and repurchases of our debt and equity securities. After this issuance, the Company has the capacity to issue approximately $500 million of additional equity or debt securities pursuant to effective shelf registration statements that have previously been filed with the Securities and Exchange Commission. Pursuant to authorization by the Board of Directors, the Company intends to file a shelf registration statement to increase the capacity available for issuance to $1 billion of equity and debt securities.

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

         The Company's preferred debt securities contain a minimum adjusted tangible net worth and certain financial ratio covenants. As of June 30, 2003, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

         The Company currently believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements, including those related to business combinations.

         See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments. As a matter of policy, the Company generally does not engage in "speculative" transactions involving derivative financial instruments. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in an immaterial gain.

OFF BALANCE SHEET TRANSACTIONS

         The Company periodically enters into certain off-balance sheet arrangements, primarily asset sales and operating leases, in order to maximize diversification of funding and return on assets. The asset sales, as described below, also provide for the transfer of credit risk to third parties. See Note 8 in "Notes to Consolidated Financial Statements" for further information regarding impacts on cash flow and expense related to these transactions.

         During fiscal 2003, the Company entered into two separate agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $156.0 million and $200.0 million. An immaterial gain was recognized from each of these transactions, which was classified as operating revenue within the Company's results of operations. In order to qualify for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company formed two-wholly owned, special purpose, bankruptcy-remote entities (the "SPEs") of Pyxis Corporation (which has been given the legal designation of Cardinal Health 301, Inc. and is referred to in this Form 10-K as "Pyxis"), and the SPEs formed two wholly-owned, qualified special purpose entities (the "QSPEs") to effectuate the removal of the lease receivables from the Company's consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the SPEs and does not consolidate the QSPEs. Both the SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

         The Company formed Pyxis Funding LLC ("Pyxis Funding") for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Pyxis and ultimately selling the lease receivables to a multi-seller conduit administered by a third-party bank. Pyxis Funding is a wholly-owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II LLC ("Pyxis Funding II") was formed for the sole purposes of acquiring lease receivables under sales-type leases from Pyxis Funding and issuing Pyxis Funding II's notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly-owned, qualified special purpose subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II, as Pyxis Funding II is a qualified special purpose entity, as defined under SFAS No. 140. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their creditors. The notes held by the investor had a principal balance of $51.5 million on June 30, 2003, and the investor is provided with credit protection in the form of 20% ($12.9 million) over-collateralization. As of August 31, 2002, the notes held by the investor had a principal balance of $95.4 million, and the investor was provided with credit protection of $23.8 million.

         At June 30, 2003, the Company had $280.0 million in committed receivables sales facility programs through Medicine Shoppe Capital Corporation ("MSCC") and Cardinal Health Funding ("CHF"). MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or to other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with generally accepted accounting principles, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe and the Financial Shared Services business (formerly Griffin). The sale of receivables by MSCC and CHF qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and accordingly the related receivables are not included in the Company's consolidated financial statements. The total amount of receivables that have been sold under the MSCC program was $5.4 million and $8.8 million at June 30, 2003 and 2002, respectively. There were no outstanding sold receivables under the CHF program as of June 30, 2003 and 2002. Recourse is provided under the MSCC program by the requirement that MSCC retain a 20% subordinated interest in the sold receivables. Subordinated interests were $1.3 million and $2.2 million at June 30, 2003 and 2002, respectively. Subsequent to June 30, 2003, the Company elected to terminate and liquidate MSCC. As a result, the Company incurred an immaterial loss. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The percentage is determined based upon the composition of the receivables sold. At June 30, 2003, no receivables had been sold under this program and as a result no subordinated interest was outstanding.

         The Company has entered into operating lease agreements with several banks for the construction of various new facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from May 2004 through June 2013, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2003, the amount expended to acquire and/or construct the facilities was $501.3 million. The agreements provide for maximum fundings of $596.4 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2003, the weighted average interest rate on the agreements approximated 1.84%. The Company's minimum annual lease payments under the agreements at June 30, 2003 were approximately $9.2 million.

OTHER

RECENT FINANCIAL ACCOUNTING STANDARDS. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 "Elements of Financial Statements," as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results from operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities. FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

         In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This issue requires that cash consideration received by a customer from a vendor be recorded as a reduction of cost of sales within a company's results of operations, excluding payments received when a customer sells products and services to the vendor as well as reimbursement of costs incurred by the customer in selling the vendor's product. This issue also requires rebates or refunds provided to a customer as the result of achieving certain purchase levels or other defined measures to be recorded as a reduction of cost of sales. If the rebate or refund is probable and reasonably estimable, it can be allocated over the time period in which it is earned. The adoption of this consensus did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 (see Note 1 of "Notes to Consolidated Financial Statements"). The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances a guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The adoption of the recognition and initial measurement provisions during the third quarter of fiscal 2003 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the EITF finalized a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this consensus is not anticipated to have a material effect on the Company's financial position or results of operations.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

RECENT DEVELOPMENTS. On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares of up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately
17.0 million Common Shares having an aggregate cost of approximately $1.0 billion. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY. The Company is exposed to cash flow and earnings fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company's global operations. Because the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. For fiscal 2003 and 2002, the Company's net transactional exposure was approximately $260.3 million and $203.5 million, respectively. As of June 30, 2003 and 2002, a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a gain or loss of approximately $26.0 million and $20.4 million, respectively, principally driven by exposures to the euro and the Mexican peso. In order to mitigate its transactional exposure to foreign currency risk, the Company enters into hedging contracts. For fiscal 2003 and 2002, the Company hedged approximately 54% and 40%, respectively, of its exposure to transactions denominated in different foreign currencies. In the event of a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure, the resulting gain or loss previously noted for fiscal 2003 and 2002 would decrease by approximately $14.1 million and $8.1 million, respectively. Therefore, as a result of the Company's hedging activity as of June 30, 2003 and 2002, a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a net gain or loss of approximately $11.9 million and $12.3 million, respectively ($26.0 million less $14.1 million mitigated by hedges in fiscal 2003, $20.4 million less $8.1 million mitigated by hedges in fiscal 2002). See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for further discussion.

         The Company also has exposure related to the translation of financial statements from the local currency of its foreign divisions back to U.S. dollars, the functional and reporting currency of the parent company. During fiscal 2003 and 2002, this translational exposure totaled approximately $108.8 million and $67.2 million, respectively. The potential gain or loss due to foreign currency translation, assuming a 10% aggregate increase or decrease in the respective currencies, would be approximately $10.9 million and $6.7 million, respectively, for fiscal 2003 and 2002. The Company typically does not hedge any of its translational exposure. There were no translational hedges outstanding at June 30, 2003 and 2002.

INTEREST RATE SENSITIVITY. The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. The Company utilizes interest rate swap instruments to mitigate its exposure to interest rate movements.

         As of June 30, 2003 and 2002, the potential gain or loss due to a hypothetical 10% change in interest rates would be approximately $1.3 million and $2.3 million, respectively. See Notes 1 and 5 of "Notes to Consolidated Financial Statements" for further discussion.

COMMODITY PRICE SENSITIVITY. The Company purchases certain commodities for use in its manufacturing processes, which include rubber, heating oil, diesel fuel and polystyrene. The Company typically purchases these commodities at market prices, and, as such, is affected by fluctuations in the market prices. For fiscal 2003 and 2002, the total commodity exposure was approximately $33.3 million and $32.0 million, respectively. The impact of a hypothetical 10% fluctuation in commodity prices would be approximately $3.3 million and $3.2 million, respectively, for fiscal 2003 and 2002.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Independent Auditors' Reports
        Consolidated Financial Statements and Schedule:
           Consolidated Statements of Earnings for the Fiscal Years
            Ended June 30, 2003, 2002 and 2001
           Consolidated Balance Sheets at June 30, 2003 and 2002 Consolidated Statements of Shareholders' Equity for the
            Fiscal Years Ended June 30, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the Fiscal
            Years Ended June 30, 2003, 2002 and 2001
           Notes to Consolidated Financial Statements
           Schedule II

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the
Board of Directors of Cardinal Health, Inc.:

         We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the fiscal years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the fiscal year ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated July 27, 2001.

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

         In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 14 to the consolidated financial statements, in the first quarter of fiscal 2002, the Company changed its method of recognizing revenue for pharmacy automation equipment. In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Standards ("Statement") No. 142 during the first quarter of fiscal 2002.

         As discussed above, the financial statements of the Company as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of July 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2001 included (i) agreeing the previously reported earnings before cumulative effect of change in accounting ("earnings") to the previously issued financial statements and the adjustments to reported earnings representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted earnings to reported earnings, and the related earnings-per-share amounts. Our audit procedures with respect to the disclosures in Note 15 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts by segment and the gross intangible and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in Notes 1 and 15 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Columbus, Ohio
July 30, 2003, except for Note 20, as to which the date is September 11, 2003

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH CARDINAL HEALTH, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE SEC IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JUNE 30, 2003. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.02 FOR FURTHER DISCUSSION.

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Columbus, Ohio,
July 27, 2001.

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH CARDINAL HEALTH, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED JUNE 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE SEC IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JUNE 30, 2003. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.02 FOR FURTHER DISCUSSION.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           2003           2002           2001
                                                       ------------------------------------------
Operating revenue                                      $   50,466.6   $   44,394.3   $   38,660.1
Operating cost of products sold                            45,956.6       40,348.1       35,050.2
                                                       ------------   ------------   ------------

Operating gross margin                                      4,510.0        4,046.2        3,609.9

Bulk deliveries to customer warehouses and other            6,270.4        6,741.4        9,287.5
Cost of products sold - bulk deliveries and other           6,270.4        6,741.4        9,285.8
                                                       ------------   ------------   ------------

Bulk gross margin                                                 -              -            1.7

Selling, general and administrative expenses                2,228.2        2,073.8        1,950.7

Goodwill amortization                                             -              -           48.9

Special items - merger charges                                 74.4          131.9          118.1
              - other                                         (34.5)           6.7            6.8
                                                       ------------   ------------   ------------

Operating earnings                                          2,241.9        1,833.8        1,487.1

Interest expense and other                                    115.3          132.5          154.9
                                                       ------------   ------------   ------------

Earnings before income taxes, discontinued
  operations, and cumulative effect of change
  in accounting                                             2,126.6        1,701.3        1,332.2

Provision for income taxes                                    714.7          575.0          474.8
                                                       ------------   ------------   ------------

Earnings from continuing operations before
  cumulative effect of change in accounting                 1,411.9        1,126.3          857.4

Loss from discontinued operations
  (net of tax of $2.5)                                         (6.1)             -              -

Cumulative effect of change in accounting                         -          (70.1)             -
                                                       ------------   ------------   ------------

Net earnings                                           $    1,405.8   $    1,056.2   $      857.4
                                                       ============   ============   ============

Basic earnings per Common Share:
  Continuing operations                                $       3.17   $       2.50   $       1.93
  Discontinued operations                                     (0.02)             -              -
  Cumulative effect of change in accounting                       -          (0.16)             -
                                                       ------------   ------------   ------------

  Net basic earnings per Common Share                  $       3.15   $       2.34   $       1.93
                                                       ============   ============   ============

Diluted earnings per Common Share:
  Continuing operations                                $       3.12   $       2.45   $       1.88
  Discontinued operations                                     (0.02)             -              -
  Cumulative effect of change in accounting                       -          (0.15)             -
                                                       ------------   ------------   ------------

  Net diluted earnings per Common Share                $       3.10   $       2.30   $       1.88
                                                       ============   ============   ============

Weighted average number of shares outstanding:
  Basic                                                       446.0          450.1          443.2
  Diluted                                                     453.6          459.9          455.5

 The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                           JUNE 30,     JUNE 30,
                                                                             2003         2002
                                                                          ----------   ----------
ASSETS
   Current assets:
     Cash and equivalents                                                 $  1,724.0   $  1,382.0
     Trade receivables, net                                                  2,784.4      2,295.4
     Current portion of net investment in sales-type leases                    171.8        218.3
     Inventories                                                             7,623.3      7,361.0
     Prepaid expenses and other                                                776.0        649.9
     Assets held for sale from discontinued operations                         170.1            -
                                                                          ----------   ----------
       Total current assets                                                 13,249.6     11,906.6
                                                                          ----------   ----------

   Property and equipment, at cost:
     Land, buildings and improvements                                        1,218.8      1,002.7
     Machinery and equipment                                                 2,401.4      2,321.5
     Furniture and fixtures                                                    135.1        185.1
                                                                          ----------   ----------
       Total                                                                 3,755.3      3,509.3
     Accumulated depreciation and amortization                              (1,665.8)    (1,614.9)
                                                                          ----------   ----------
     Property and equipment, net                                             2,089.5      1,894.4

   Other assets:
     Net investment in sales-type leases, less current portion                 557.3        618.6
     Goodwill and other intangibles, net                                     2,332.3      1,544.1
     Other                                                                     292.7        474.3
                                                                          ----------   ----------

       Total                                                              $ 18,521.4   $ 16,438.0
                                                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable and other short term borrowings                        $        -   $      0.8
     Current portion of long-term obligations                                  228.7         17.4
     Accounts payable                                                        5,288.4      5,504.5
     Other accrued liabilities                                               1,733.0      1,287.7
     Liabilities from discontinued operations                                   64.3            -
                                                                          ----------   ----------

       Total current liabilities                                             7,314.4      6,810.4
                                                                          ----------   ----------

   Long-term obligations, less current portion                               2,471.9      2,207.0
   Deferred income taxes and other liabilities                                 977.0      1,027.6

   Shareholders' equity:
     Preferred Stock, without par value
       Authorized - 0.5 million shares, Issued - none                              -            -
     Common Shares, without par value
       Authorized - 755.0 million shares, Issued - 467.2 million shares
       and 461.0 million shares at June 30, 2003 and 2002, respectively      2,403.7      2,105.2
     Retained earnings                                                       6,517.3      5,156.1
     Common Shares in treasury, at cost, 18.8 million shares
       and 12.2 million shares at June 30, 2003 and 2002, respectively      (1,135.8)      (737.0)
     Other comprehensive loss                                                  (19.2)      (120.9)
     Other                                                                      (7.9)       (10.4)
                                                                          ----------   ----------
       Total shareholders' equity                                            7,758.1      6,393.0
                                                                          ----------   ----------

       Total                                                              $ 18,521.4   $ 16,438.0
                                                                          ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                COMMON SHARES
                                              -----------------             TREASURY SHARES       OTHER                   TOTAL
                                              SHARES            RETAINED   ------------------ COMPREHENSIVE           SHAREHOLDERS'
                                              ISSUED   AMOUNT   EARNINGS   SHARES    AMOUNT   INCOME/(LOSS)   OTHER      EQUITY
                                              ------  --------- --------   ------  ---------- -------------- -------  --------------
BALANCE, JUNE 30, 2000                         299.4  $1,509.6  $3,331.6   (8.1)   $  (346.6) $       (81.9) $(12.3)  $     4,400.4
Comprehensive income:
  Net earnings                                                     857.4                                                      857.4
  Foreign currency translation adjustments                                                            (46.4)                  (46.4)
  Unrealized loss on derivatives                                                                       (6.7)                   (6.7)
  Unrealized loss on investment                                                                        (5.3)                   (5.3)
                                                                                                                      -------------
Total comprehensive income                                                                                                    799.0
Employee stock plans activity,
  including tax benefits of $159.2 million       7.2     332.7              0.6         28.1                    4.7           365.5
Treasury shares acquired                                                      -       (139.0)                                (139.0)
Dividends paid                                                     (35.4)                                                     (35.4)
Stock split effected as a stock dividend and
   cash paid in lieu of fractional shares      148.5      (1.2)                                                                (1.2)
Adjustment for change in fiscal year
   of an acquired subsidiary (see Note 1)        0.3       4.5      (4.1)     -          0.3                   (0.1)            0.6
Stock issued for acquisitions and other          0.8      47.5      (3.5)                                       3.2            47.2
                                              ------  --------  --------  -----    ---------  -------------  ------   -------------

BALANCE, JUNE 30, 2001                         456.2  $1,893.1  $4,146.0   (7.5)   $  (457.2) $      (140.3) $ (4.5)  $     5,437.1
Comprehensive income:
  Net earnings                                                   1,056.2                                                    1,056.2
  Foreign currency translation adjustments                                                             24.0                    24.0
  Unrealized loss on derivatives                                                                      (10.4)                  (10.4)
  Unrealized gain on investments                                                                        2.6                     2.6
  Reclassification adjustment for investment
   losses included in net earnings                                                                      3.2                     3.2
                                                                                                                      -------------
Total comprehensive income                                                                                                  1,075.6
Employee stock plans activity,
  including tax benefits of $73.6 million        4.5     191.6              0.5         28.1                   (6.0)          213.7
Treasury shares acquired                                                   (5.1)      (308.3)                                (308.3)
Dividends paid                                                     (45.0)                                                     (45.0)
Stock issued for acquisitions and other          0.3      20.5      (1.1)  (0.1)         0.4                    0.1            19.9
                                              ------  --------  --------  -----    ---------  -------------  ------   -------------

BALANCE, JUNE 30, 2002                         461.0  $2,105.2  $5,156.1  (12.2)   $  (737.0) $      (120.9) $(10.4)  $     6,393.0
Comprehensive income:
  Net earnings                                                   1,405.8                                                    1,405.8
  Foreign currency translation adjustments                                                             99.7                    99.7
  Unrealized gain on derivatives                                                                        2.0                     2.0
                                                                                                                      -------------
Total comprehensive income                                                                                                  1,507.5
Employee stock plans activity,
  including tax benefits of $65.5 million        6.2     227.8              0.5         35.6                    2.5           265.9
Treasury shares acquired                                                  (19.6)    (1,191.7)                              (1,191.7)
Dividends paid                                                     (44.8)                                                     (44.8)
Stock issued for acquisitions and other                   70.7       0.2   12.5        757.3                                  828.2
                                              ------  --------  --------  -----    ---------  -------------  ------   -------------

BALANCE, JUNE 30, 2003                         467.2  $2,403.7  $6,517.3  (18.8)   $(1,135.8) $       (19.2) $ (7.9)  $     7,758.1
                                              ======  ========  ========  =====    =========  =============  ======   =============

 The accompanying notes are an integral part of these consolidated statements.

                      CARDINAL HEALTH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                   FISCAL YEAR ENDED JUNE 30,
                                                                              ------------------------------------
                                                                                 2003         2002         2001
                                                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations before cumulative effect
      of change in accounting                                                 $  1,411.9   $  1,126.3   $    857.4
    Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operations:
    Depreciation and amortization                                                  265.8        243.5        280.6
    Provision for deferred income taxes                                            215.2        239.7        149.1
    Provision for bad debts                                                         17.2         42.6         41.4
    Change in operating assets and liabilities,
       net of effects from acquisitions:
      Decrease/(increase) in trade receivables                                    (414.8)       145.4        (31.4)
      Increase in inventories                                                     (234.4)    (1,071.1)    (1,517.8)
      Decrease/(increase) in net investment in sales-type leases                   107.8         71.2       (141.8)
      Increase/(decrease) in accounts payable                                     (281.2)       179.2      1,313.8
      Other accrued liabilities and operating items, net                           310.5          7.1        (79.6)
                                                                              ----------   ----------   ----------

    Net cash provided by operating activities                                    1,398.0        983.9        871.7
                                                                              ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                              (26.8)      (383.8)      (364.3)
    Proceeds from sale of property and equipment                                    57.7         18.3         72.1
    Additions to property and equipment                                           (423.2)      (285.4)      (341.2)
    Proceeds from sale of discontinued operations                                   48.6            -            -
                                                                              ----------   ----------   ----------

    Net cash used in investing activities                                         (343.7)      (650.9)      (633.4)
                                                                              ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                               8.5         (9.7)      (824.9)
    Reduction of long-term obligations                                            (191.0)       (19.6)       (53.8)
    Proceeds from long-term obligations, net of issuance costs                     509.4        362.3        911.3
    Proceeds from issuance of Common Shares                                        197.3        140.0        252.1
    Dividends on Common Shares, minority interests and
      cash paid in lieu of fractional shares                                       (44.8)       (45.0)       (36.6)
    Purchase of treasury shares                                                 (1,191.7)      (308.3)      (139.4)
    Other                                                                              -         (4.8)           -
                                                                              ----------   ----------   ----------

    Net cash provided by/(used in) financing activities                           (712.3)       114.9        108.7
                                                                              ----------   ----------   ----------

NET INCREASE IN CASH AND EQUIVALENTS                                               342.0        447.9        347.0

CHANGE IN FISCAL YEAR OF ACQUIRED SUBSIDIARY (SEE NOTE 1)                              -            -         47.6

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                        1,382.0        934.1        539.5
                                                                              ----------   ----------   ----------

CASH AND EQUIVALENTS AT END OF YEAR                                           $  1,724.0   $  1,382.0   $    934.1
                                                                              ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cardinal Health, Inc., together with its subsidiaries (collectively the "Company"), is a leading provider of products and services supporting the health care industry, and helping health care providers and manufacturers improve the efficiency and quality of health care. The Company currently conducts its business within four business segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Automation and Information Services. See Note 16 for information related to the Company's business segments.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In addition, the consolidated financial statements give retroactive effect to the merger transaction with Bindley Western Industries, Inc. ("Bindley") on February 14, 2001 (see Note 2). This business combination was accounted for under the pooling-of-interests method.

         As a result of changing Bindley's fiscal year end from December 31 to June 30, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operations but are reflected as an adjustment in the Consolidated Statement of Shareholders' Equity. For the six-month period ending June 30, 2000, Bindley's net revenue and net loss were $4.9 billion and $2.8 million, respectively. Cash flows from operating activities were $166.7 million, while cash flows used in investing and financing activities were $5.7 million and $113.4 million, respectively.

         During fiscal 2003, 2002 and 2001, the Company completed several acquisitions, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company's acquisitions is provided in Note 2.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include but are not limited to inventory valuation, allowance for doubtful accounts, goodwill and intangible asset impairment and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates their fair value. Cash payments for interest were $115.3 million, $116.5 million and $144.8 million and cash payments for income taxes were $256.8 million, $246.0 million and $213.6 million for fiscal 2003, 2002 and 2001, respectively. See Notes 2 and 4 for additional information regarding non-cash investing and financing activities.

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other health care distribution activities and are presented net of an allowance for doubtful accounts of $91.7 million and $94.8 million at June 30, 2003 and 2002, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge a customer service charges or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write off any amounts deemed uncollectible against an established bad debt reserve.

         The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivable were $30.8 million at both June 30, 2003 and 2002 (the current portions are $14.9 million and $14.3 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.5 million and $4.7 million at June 30, 2003 and 2002, respectively.

         The Company has formed special purpose entities with the sole purpose of buying receivables or sales type leases from various legal entities of the Company and selling those receivables or sales type leases to certain multi-seller conduits administered by third-party banks or to other third party investors. See Note 8 for additional disclosure regarding off balance sheet financing.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES. A majority of inventories (approximately 68% in 2003 and 67% in 2002) are stated at the lower of cost, using the last-in, first-out ("LIFO") method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2003, 2002 and 2001 by $56.2 million, $50.4 million and $52.8 million, respectively.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation expense for financial reporting purposes is primarily computed using the straight-line method over the estimated useful lives of the assets which range from one to fifty years, including capital lease assets which are depreciated over the terms of their respective leases. Depreciation expense was $249.0 million, $231.2 million and $222.6 million for fiscal 2003, 2002 and 2001, respectively. The Company expenses repairs and maintenance expenditures as incurred. The Company capitalizes interest on long-term fixed asset projects using the Company's weighted average interest rate on long-term debt of 5.8%. The amount of repairs and maintenance expense and capitalized interest was immaterial for all fiscal years presented.

OTHER ACCRUED LIABILITIES. Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal year ended June 30, 2003, the largest component of other accrued liabilities was deferred tax liabilities of approximately $566.1 million.

REVENUE RECOGNITION. The Company records distribution revenue and self-manufactured medical product revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. These revenues are recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Company's customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit. The Company also acts as an intermediary in the ordering and subsequent delivery of bulk shipments of pharmaceutical products, which are classified as bulk deliveries to customer warehouses and are included in total revenue.

         The Company earns franchise and origination fees from its apothecary-style pharmacy franchisees. Franchise fees represent monthly fees based upon franchisees' sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

         Pharmacy management and other service revenues are recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

         Manufacturing and packaging revenues are recognized either upon shipment or delivery of the product, in accordance with the terms of the contract which specify when transfer of title occurs. Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Other revenues from services provided, such as development or sales and marketing services, are recognized upon the completion of such services.

         Drug delivery system revenue is recognized upon shipment of products to the customer. Non-product revenues include annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. The Company receives exclusivity payments from certain manufacturers in return for its commitment not to enter into agreements to manufacture competing products. The revenues related to these agreements are recognized over the term of the exclusivity or the term of the option agreement unless a particular milestone is designated, in which case revenues are recognized when all obligations of performance have been completed.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

installed under operating lease arrangements is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

SHIPPING AND HANDLING. Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statement of Earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $213.8 million for fiscal 2003, $211.9 million for fiscal 2002 and $206.6 million for fiscal 2001. Shipping and handling revenue received was immaterial for all periods presented.

TRANSLATION OF FOREIGN CURRENCIES. Financial statements of the Company's subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings and were immaterial for the fiscal years ended June 30, 2003, 2002 and 2001.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivatives and Hedging Activity." Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income.

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

         The Company generally does not use derivative instruments for trading or speculative purposes. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in an immaterial gain.

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

RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $56.9 million, $65.1 million and $53.8 million in fiscal 2003, 2002 and 2001, respectively.

INCOME TAXES. In accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DIVIDENDS. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.100, $0.100 and $0.080 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

RECLASSIFICATIONS. Certain reclassifications have been made to conform prior period amounts to the current presentation.

RECENT FINANCIAL ACCOUNTING STANDARDS. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 "Elements of Financial Statements," as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results from operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities. FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

         In January 2003, the Emerging Issues Task Force ("EITF") finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This issue requires that cash consideration received by a customer from a vendor be recorded as a reduction of cost of sales within a company's results of operations, excluding payments received when a customer sells products and services to the vendor as well as reimbursement of costs incurred by the customer in selling the vendor's product. This issue also requires rebates or refunds provided to a customer as the result of achieving certain purchase levels or other defined measures to be recorded as a reduction of cost of sales. If the rebate or refund is probable and reasonably estimable, it can be allocated over the time period in which it is earned. The adoption of this consensus did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations as the Company did not have any material unconsolidated variable interest entities as of June 30, 2003. See Note 4 for discussion of the Company's special purpose accounts receivable and financing entity which is included in the consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions (shown below) are effective for fiscal years ending after

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

         At June 30, 2003, the Company maintained several stock incentive plans for the benefit of certain employees, which are more fully described in Note 12. The Company accounts for these plans in accordance with APB 25, and related interpretations. Except for costs related to restricted stock and restricted stock units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share after adjusting for anticipated plan changes if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

(in millions, except per Common Share amounts)              Fiscal Year Ended June 30,
                                                       ------------------------------------
                                                          2003         2002         2001
                                                       ------------------------------------
Net Earnings, as reported                              $  1,405.8   $  1,056.2   $    857.4
Restricted stock amortization included in net
  earnings, net of related tax effects                        1.8          2.7          2.9
Total stock-based employee compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                (85.4)       (74.3)       (83.2)
                                                       ------------------------------------
Pro Forma net earnings                                 $  1,322.2   $    984.6   $    777.1
                                                       ====================================

                                                            Fiscal Year Ended June 30,
                                                       ------------------------------------
                                                          2003         2002         2001
                                                       ------------------------------------
Basic earnings per Common Share:
  As reported                                          $     3.15   $     2.34   $     1.93
  Pro Forma basic earnings per Common Share            $     2.96   $     2.19   $     1.75

Diluted earnings per Common Share
  As reported                                          $     3.10   $     2.30   $     1.88
  Pro Forma diluted earnings per Common Share          $     2.91   $     2.14   $     1.70

         During fiscal 2001, stock options outstanding under the previous Bindley plans vested upon the consummation of the merger transaction. These accelerated grants increased the fiscal 2001 pro forma effect on net earnings and diluted earnings per Common Share by $31.9 million and $0.07 per Common Share, respectively.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances a guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The adoption of the recognition and initial measurement provisions during the third quarter of fiscal 2003 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the EITF finalized a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," effective for arrangements entered into after June 15, 2003. This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this consensus is not anticipated to have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

         In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of July 1, 2001. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company performed its annual impairment test in fiscal 2003 which did not result in the recognition of any impairment charges.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reconciles the Company's earnings from continuing operations before the cumulative effect of change in accounting and the related per share amounts to earnings from continuing operations before the cumulative effect of change in accounting and the related per share amounts to reflect a proforma adjustment for the amortization of intangible assets and goodwill.

(in millions, except per Common Share amounts)            Fiscal Year Ended June 30,
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ------------------------------------
Earnings from continuing operations
     before cumulative effect of change
     in accounting                                   $  1,411.9   $  1,126.3   $    857.4
Goodwill amortization, net of tax                             -            -         44.6
                                                     ------------------------------------
Adjusted earnings from continuing
     operations before cumulative
     effect of change in accounting                  $  1,411.9   $  1,126.3   $    902.0
                                                     ====================================

Basic earnings per Common Share from
     continuing operations before cumulative
     effect of change in accounting                  $     3.17   $     2.50   $     1.93
Goodwill amortization, net of tax                             -            -         0.10
                                                     ------------------------------------
Adjusted basic earnings per Common Share from
     continuing operations before
     cumulative effect of change in
     accounting                                      $     3.17   $     2.50   $     2.03
                                                     ====================================

Diluted earnings per Common Share from
     continuing operations before
     cumulative effect of change in
     accounting                                      $     3.12   $     2.45   $     1.88
Goodwill amortization, net of tax                             -            -         0.10
                                                     ------------------------------------
Adjusted diluted earnings per Common Share
     from continuing operations before
     cumulative effect of change in
     accounting                                      $     3.12   $     2.45   $     1.98
                                                     ====================================

2. BUSINESS COMBINATIONS, SPECIAL ITEMS & MERGER-RELATED COSTS

POLICY

         The Company primarily records costs that relate to the integration of previously acquired companies or costs of restructuring operations to improve productivity as special charges. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs that did not meet the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.

         The costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is formalized and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

         At the beginning of the third quarter of fiscal 2003, the Company implemented SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" to account for costs incurred in restructuring activities. Under this standard, a liability

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.

BUSINESS COMBINATIONS

Fiscal 2003. On January 1, 2003, the Company completed the acquisition of Syncor, a Woodland Hills, California-based company which is a leading provider of nuclear pharmacy services. This acquisition was accounted for under the purchase method of accounting. The Company issued approximately 12.5 million Common Shares, valued at approximately $780 million, to Syncor stockholders and Syncor's outstanding stock options were converted into options to purchase approximately 3.0 million Common Shares. The Company also assumed approximately $120 million in debt due to this acquisition. In connection with this acquisition certain operations of Syncor have been or will be sold, see Note 19, and other operations will be integrated with the Company's existing Nuclear Pharmacy Services business, a component of the Pharmaceutical Technologies and Services segment. As part of these restructuring and integration plans, the Company accrued as part of its acquisition adjustments a liability of $12.1 million related to employee termination and relocation costs and $7.7 million related to closing of duplicate facilities. As of June 30, 2003, the Company paid $6.5 million of employee related costs and no payments had been made associated with the facility closures. The allocation of the purchase price is not yet finalized and is subject to adjustment as the Company is still assessing the value of the acquired discontinued operations, pre-acquisition contingencies, finalizing the evaluation of plans to close and relocate certain facilities and certain other matters.

         The preliminary allocation of the Syncor purchase price resulted in an allocation to goodwill of $687.5 million and an allocation to identifiable intangible assets of $38.7 million. The Company valued intangible assets related to customer relationships, vendor agreements, patents, trademarks, trade names and software. The breakdown by category is as follows:

                                                            Amount         Average
Category                                                 (in millions)   Life (Years)
------------------------------------------------------------------------------------
Trademarks, trade names and patents                      $        10.1       11
Customer relationships and other                                  28.6        5
                                                         -------------
    Total intangible assets acquired                     $        38.7        6
                                                         =============

Supplemental pro forma results of operations are not required to be disclosed as the impact to the Company from the Syncor acquisition was not material.

         In addition, during fiscal 2003, the Company also completed other acquisitions that individually were not material which were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $14.4 million. Assumed liabilities of the acquired businesses, including those of Syncor, were approximately $340.1 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions, including Syncor, occurred on July 1, 2000, results of operations would not have differed materially from reported results.

Fiscal 2002. During fiscal 2002, the Company completed several acquisitions that individually were not material which were accounted for under the purchase method of accounting. These business combinations primarily focused on expanding the service offerings within the Pharmaceutical Technologies and Services segment to include contract pharmaceutical development and integrated medical education. The aggregate purchase price, which was paid primarily in cash, was approximately $418.0 million. The Company issued approximately 0.3 million Common Shares to stockholders and outstanding stock options were converted into options to purchase a total of approximately 1.0 million Common Shares. Assumed liabilities of the acquired businesses were approximately $93.5 million, including debt of $11.1 million. The consolidated financial statements include the results of operations from each of these business combinations subsequent to the date of acquisition. Had these transactions occurred on July 1, 2000, results of operations would not have differed materially from reported results.

Fiscal 2001. On February 14, 2001, the Company completed a merger transaction with Bindley, which was accounted for as a pooling-of-interests. In the merger transaction with Bindley, the Company issued approximately 23.1 million Common Shares to Bindley stockholders and Bindley's outstanding stock options were converted into options to purchase approximately 5.1 million Common Shares. In fiscal 2003, 2002 and 2001, the Company recorded merger-related charges to reflect transaction and other costs incurred as a result of the merger transaction with Bindley.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, during fiscal 2001, the Company also completed several other acquisitions that individually were not material for approximately $374.9 million. Assumed liabilities of the acquired businesses were approximately $147.8 million, including debt of $25.0 million. These transactions were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 2000, results of operations would not have differed materially from reported results.

SPECIAL ITEMS & MERGER-RELATED COSTS.

         The following is a summary of the merger-related costs and other special items for the fiscal years ended June 30, 2003, 2002 and 2001.

                                                            Fiscal Year Ended June 30,
                                                       ------------------------------------
(in millions, except per Common Share amounts)             2003         2002        2001
-------------------------------------------------------------------------------------------
Merger-related costs:
   Direct transaction costs                            $        -   $        -   $    (20.8)
   Employee-related costs                                   (18.7)       (23.7)       (46.2)
   Pharmaceutical distribution center consolidation         (22.7)       (52.4)       (10.3)
   Asset impairments & other exit costs                      (5.4)        (9.0)        (8.5)
   Other integration costs                                  (27.6)       (46.8)       (32.3)
-------------------------------------------------------------------------------------------
Total merger-related costs                             $    (74.4)  $   (131.9)  $   (118.1)
-------------------------------------------------------------------------------------------

Other special items:
    Distribution center closures                       $        -   $        -   $     (5.0)
    Manufacturing facility closures & restructurings        (40.2)        (2.8)        (6.8)
    Employee-related costs                                   (6.9)       (15.2)           -
    Asset impairments and other                             (19.9)           -            -
    Litigation settlements, net                             101.5         11.3          5.0
-------------------------------------------------------------------------------------------
Total other special items                              $     34.5   $     (6.7)  $     (6.8)
-------------------------------------------------------------------------------------------

Total special items                                    $    (39.9)  $   (138.6)  $   (124.9)
Tax effect of special items                                   6.7         51.5         39.6
-------------------------------------------------------------------------------------------
Net effect of special items                            $    (33.2)  $    (87.1)  $    (85.3)
===========================================================================================
Net effect on diluted earnings per Common Share        $    (0.07)  $    (0.19)  $    (0.19)
===========================================================================================

MERGER-RELATED COSTS

         Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized for the fiscal years shown above were primarily a result of the merger or acquisition transactions involving Syncor, BLP, Magellan, Bindley, BBMC, Allegiance and Scherer.

         DIRECT TRANSACTION COSTS. During fiscal 2001, the Company incurred direct transaction costs related to its merger transaction with Bindley, which was accounted for as a pooling-of-interests. These expenses of $20.8 million primarily included investment banking, legal, accounting and other professional fees associated with the merger.

         EMPLOYEE-RELATED COSTS. During fiscal 2003, 2002 and 2001, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $18.7 million, $23.7 million and $46.2 million, respectively. These costs primarily consist of severance, non-compete agreements and transaction/stay bonuses as a direct result of the mergers or acquisitions. In addition to these types of costs, during fiscal 2003, the Company incurred a charge of $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. This curtailment resulted from the plan to conform Scherer's employee benefit plans to the Company's benefit plan structure at the time of the Scherer merger.

         PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During fiscal 2003, 2002 and 2001, the Company recorded charges of $22.7 million, $52.4 million and $10.3 million, respectively, primarily associated with the Company's plans to close and consolidate a total of 16 Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the merger transaction with Bindley. In connection with the Bindley related consolidations and closures, the Company incurred

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee-related costs of $3.2 million, $7.5 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively, arising primarily from the termination of approximately 1,250 employees. In addition, exit costs related to termination of contracts and lease agreements were incurred during fiscal 2003, 2002 and 2001 of $8.2 million, $3.6 million and $9.8 million, respectively. Also, asset impairment charges of $8.2 million and $27.2 million, respectively, were incurred during fiscal 2003 and 2002. The remaining $3.1 million and $14.1 million incurred during fiscal 2003 and 2002, respectively, was primarily related to costs associated with moving inventory and other assets during the consolidation of distribution centers, Bindley's corporate office and one of the Company's data centers. As of June 30, 2003, the Company had completed the closures and consolidations noted above and the employees noted above had been terminated.

         ASSET IMPAIRMENTS & OTHER EXIT COSTS. The asset impairments and other exit costs during fiscal 2003, 2002 and 2001 of $5.4 million, $9.0 million and $8.5 million, respectively, are primarily related to costs associated with lease terminations, moving expenses, and asset impairments as a direct result of the merger or acquisition transactions with BBMC, Allegiance and Scherer.

         OTHER INTEGRATION COSTS. Other integration costs during fiscal 2003, 2002 and 2001 of $27.6 million, $46.8 million and $32.3 million, respectively, included charges directly related to the integration of operations of previous merger and acquisition transactions. These operations include, but are not limited to, information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems.

OTHER SPECIAL ITEMS

         DISTRIBUTION CENTER CLOSURES. During fiscal 2001, the Company recorded a special charge of $5.0 million related to rationalization of certain pharmaceutical distribution centers. Approximately, $4.4 million related to asset impairments, lease exit costs and duplicate facility costs resulting from the Company's decision to consolidate certain distribution centers and relocate to a more modern distribution center. The remaining amount of $0.6 million arose in connection with employee-related costs associated with the termination of approximately 100 employees primarily related to the closure of the distribution centers. As of June 30, 2001, the restructuring plan had been completed.

         MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During fiscal 2003, 2002 and 2001, the Company recorded a total of $40.2 million, $2.8 million and $6.8 million, respectively, as special charges related to the closure, consolidation and restructuring of certain manufacturing facilities. These closures, consolidations and restructurings occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

         Within the Medical Products and Services segment, three manufacturing facility closures were completed during fiscal 2003. Also, certain operations within three other facilities were identified for consolidation or rationalization. A total of $23.6 million was recorded related to these closures, consolidations and rationalizations, of which $10.3 million related to severance costs due to the termination of approximately 1,475 employees. Approximately 600 of the employees were terminated prior to June 30, 2003. The remaining employees are expected to be terminated during fiscal 2004. Asset impairment charges of $9.4 million were incurred. Also, exit costs of $3.9 million were incurred, primarily related to dismantling and moving machinery and equipment. The plans to consolidate or rationalize the three facilities discussed above are expected to be completed during fiscal 2004.

         The Company incurred special charges of $13.7 million related to the restructuring, consolidation or closure of three manufacturing facilities within the Pharmaceutical Technologies and Services segment during fiscal 2003. One restructuring was completed during fiscal 2003. The other two consolidations/closures are expected to be completed by September 30, 2003. Asset impairment charges of $5.7 million were incurred related to these closures. Also, exit costs of $3.2 million were incurred primarily related to dismantling machinery and equipment and transferring certain technologies to other facilities as part of the restructuring plan. The remaining $4.8 million represents employee-related costs, primarily severance related to the termination of approximately 400 employees. As of June 30, 2003, the majority of these employees have been terminated.

         In addition, during fiscal 2003, 2002 and 2001, the Company recorded special charges of $2.9 million, $2.8 million and $6.8 million, respectively, related to the restructuring of certain health and nutritional manufacturing facilities. During fiscal 2003, the $2.9 million primarily represents costs associated with transferring and validating the health and nutrition operations as the processes are rationalized. Asset impairment costs of $1.8 million were incurred during fiscal 2002 primarily due to a writeoff of obsolete inventory created by this rationalization of facilities. Approximately $0.9 million and $2.2 million related to lease exit costs during fiscal 2002 and 2001, respectively. The remaining $0.1 million and $4.6 million during fiscal 2002 and 2001, respectively, related to employee-related costs associated with the termination of approximately 185 employees, primarily

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing and certain management positions. As of June 30, 2003, these employees had been terminated. The restructuring plan is expected to be completed during the first quarter of fiscal 2004.

         EMPLOYEE-RELATED COSTS. During fiscal 2003, the Company incurred employee-related costs of $6.9 million primarily due to the integration and reorganization of certain operations within the Pharmaceutical Technologies and Services segment. The Company recorded charges of $5.0 million related to this restructuring, the majority of which represents severance accrued upon communication of severance terms to employees. This restructuring plan was completed by June 30, 2003, and resulted in the termination of approximately 185 employees. The remaining $1.9 million was primarily due to the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. A significant portion of the charges represent severance accrued at the time severance terms were communicated to employees. This restructuring plan was completed by June 30, 2003 and resulted in the termination of approximately 30 employees.

         During fiscal 2002, the Company incurred employee-related costs of $15.2 million primarily associated with a restructuring of the distribution and custom kitting operations in the Medical Products and Services segment. A significant portion of the charges recorded represent severance accrued upon communication of severance terms to employees during the fourth quarter of fiscal 2002. This restructuring plan was completed during fiscal 2003, and resulted in the termination of approximately 600 employees.

         ASSET IMPAIRMENTS AND OTHER. During fiscal 2003, the Company incurred asset impairment and other charges of $19.9 million, of which $10.1 million related to asset impairment charges, primarily goodwill, resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. An additional $7.8 million related to a writeoff of design and tooling costs. The remaining $2.0 million primarily includes non-employee related costs associated with certain restructuring activities initiated by the Company outside of its manufacturing facilities.

         LITIGATION SETTLEMENTS, NET. During fiscal 2003 and 2002, the Company recorded income from net litigation settlements of $101.5 million and $11.3 million, respectively. The settlements resulted primarily from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through June 30, 2003 was $138.2 million (net of attorneys fees, payments due to other interested parties and expenses withheld). Of this total recovery, $102.9 million and $13.3 million were recorded as special items during fiscal 2003 and 2002, respectively. The remaining $22.0 million had previously been recorded ($10.0 million in the second quarter of fiscal 2001 and $12.0 million in the first quarter of fiscal
2002) and reflected as a reduction of cost of goods sold, consistent with the classification of the original overcharge, and were based on the minimum amounts estimated to be recoverable based on the facts and circumstances available at the time they were recorded. While the Company still has pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable, but the Company believes it is not likely to be a material amount. Any future recoveries will be recorded as a special item in the period in which a settlement is reached.

         During fiscal 2001, Bindley recorded a benefit of approximately $5.0 million related to a reduction in a litigation settlement accrual, which was previously recorded. The amount of the final settlement was lower than originally anticipated.

ACCRUAL ROLLFORWARD

         The following table summarizes the activity related to the liabilities associated with the Company's special items:

                                     Fiscal Year Ended June 30,
                                     --------------------------
($ in millions)                        2003     2002     2001
                                     --------------------------
Balance at beginning of year         $  64.7   $ 34.7   $ 10.9
Additions (1)                          142.8    151.9    129.9
Payments                              (161.8)  (121.9)  (127.4)
Reversals                                  -        -     (5.0)
Bindley change in fiscal year (2)          -        -     26.3
                                     -------------------------
Balance at end of year               $  45.7   $ 64.7   $ 34.7
                                     =========================

(1) Amounts represent items that have been either expensed as incurred or accrued according to generally accepted accounting principles. These amounts do not include net litigation settlement income recorded during fiscal 2003 and 2002 of $102.9 million and $13.3 million, respectively, which were recorded as special items.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) As a result of changing Bindley's fiscal year end from calendar year end to June 30, Bindley's results of operations for the six months ended June 30, 2000 are not included in the combined results of operation, but are reflected as an adjustment in the Consolidated Statements of Shareholder's Equity. See Note 1 for further discussion. During Bindley's six months ended June 30, 2000, Bindley recorded a special charge of $26.3 million ($25.7 million, net of tax) related to a litigation accrual settlement.

SUMMARY

         In fiscal 2003, the net effect of various special items reduced reported earnings from continuing operations by $33.2 million to $1,411.9 million and reduced reported diluted earnings per Common Share from continuing operations by $0.07 per share to $3.12 per share. In fiscal 2002, the net effect of various special items reduced reported earnings before cumulative effect of change in accounting by $87.1 million to $1,126.3 million (see Note 14 for discussion on cumulative effect of change in accounting) and reduced reported diluted earnings per Common Share before cumulative effect of change in accounting by $0.19 per share to $2.45 per share. In fiscal 2001, the net effect of various special charges reduced reported net earnings by $85.3 million to $857.4 million and reduced reported diluted earnings per Common Share by $0.19 per share to $1.88 per share.

         Certain merger and acquisition related and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

         The Company estimates that it will incur additional costs associated with the various merger, acquisition and restructuring activities entered into to date totaling approximately $90 million (approximately $60 million net of tax) in future periods. This estimate is subject to adjustment pending resolution of Syncor acquisition related litigation contingencies. The Company believes that it will incur these costs in order to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

3. LEASES

SALES-TYPE LEASES. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                             June 30,   June 30,
                                                               2003       2002
                                                             --------   --------
Future minimum lease payments receivable                     $  840.5   $  975.3
Unguaranteed residual values                                     18.6       15.3
Unearned income                                                (112.2)    (137.7)
Allowance for uncollectible minimum lease payments
  receivable                                                    (17.8)     (16.0)
                                                             --------   --------
Net investment in sales-type leases                             729.1      836.9
    Less: current portion                                       171.8      218.3
                                                             --------   --------
Net investment in sales-type leases, less  current portion   $  557.3   $  618.6
                                                             ========   ========

         Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are:

(in millions)                     2004      2005      2006      2007     2008    Thereafter    Total
-----------------------------------------------------------------------------------------------------
Minimum lease  payments         $ 215.6   $ 208.5   $ 187.5   $ 140.9   $ 80.4   $      7.6   $ 840.5

         During fiscal 2003, the Company entered into two separate agreements to transfer ownership of certain lease receivables along with a security interest in the related leased equipment to the leasing subsidiary of a third-party bank. The net book value of the leases sold was $356.0 million (see Note 8 for additional information).

         During fiscal 2002, Pyxis Funding II acquired a pool of sales-type leases from Pyxis Funding, and sold an undivided interest in those leases to a third party investor for approximately $150.0 million (see Note 8 for additional information).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

NOTES PAYABLE, BANKS. The Company has entered into various unsecured, uncommitted line-of-credit arrangements that allow for borrowings up to $122.1 million at June 30, 2003, at various money market rates. At June 30, 2003, nothing was outstanding under such arrangements and $0.8 million, at a weighted average interest rate of 3.3%, was outstanding at June 30, 2002. The total available but unused lines of credit at June 30, 2003 was $122.1 million.

LONG-TERM OBLIGATIONS. Long-term obligations consist of the following (in millions):

                                                               June 30,        June 30,
                                                                 2003            2002
                                                             -------------   -------------
4.00% Notes due 2015                                         $       475.7   $           -
4.45% Notes due 2005                                                 317.8           304.6
6.00% Notes due 2006                                                 158.0           148.5
6.25% Notes due 2008                                                 150.0           150.0
6.50% Notes due 2004                                                 100.0           100.0
6.75% Notes due 2011                                                 495.4           494.8
6.75% Notes due 2004                                                 100.0           100.0
7.30% Notes due 2006                                                 135.2           126.4
7.80% Debentures due 2016                                             75.7            75.7
7.00% Debentures due 2026 (7 year put option in 2003)                192.0           192.0
Preferred debt securities                                            400.0           400.0
Short-term borrowings, reclassified                                   21.0            22.4
Other obligations;  interest averaging 5.29% in 2003 and
    2.89% in 2002, due in varying installments
    through 2015                                                      79.8           110.0
                                                             -------------   -------------

Total                                                              2,700.6         2,224.4
Less: current portion                                                228.7            17.4
                                                             -------------   -------------

Long-term obligations, less current portion                  $     2,471.9   $     2,207.0
                                                             =============   =============

         The 4.00%, 4.45%, 6.00%, 6.25% and 6.50% Notes and the 6.75% Notes due
2011 represent unsecured obligations of the Company, and the 6.75% Notes due 2004 represent unsecured obligations of Scherer, which are guaranteed by the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance, which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity, except for the 7.00% Debentures which included put options that expired on September 15, 2003, without any put options being exercised. Interest is paid pursuant to the terms of the notes. These notes are structurally subordinated to the liabilities of the Company's subsidiaries, including trade payables of $5.3 billion and $400.0 million of preferred debt securities.

         During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The SPE, which is consolidated by the Company, issued $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2001. These preferred debt securities are classified as long-term debt in the Company's consolidated balance sheet. These preferred debt securities must be retired or redeemed by the SPE before the Company, or its creditors, can have access to the SPE's receivables. At June 30, 2003 and 2002, the SPE owned approximately $463.6 million and $534.7 million, respectively, of receivables that are included in the Company's consolidated balance sheet. The effective interest rate as of June 30, 2003 and 2002, was 2.81% and 3.41%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the SPE does not have any recourse against the general credit of the Company.

         At June 30, 2003, the Company had a commercial paper program providing for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company also had an extendible commercial notes program providing for the issuance of up to $150.0 million of extendible commercial notes. The Company did not have any borrowings outstanding under these programs at June 30, 2003 and 2002.

         The Company also maintains other short-term credit facilities that allow for borrowings up to $100.0 million. At June 30,

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 and 2002, $21.0 million and $22.4 million were outstanding under these uncommitted facilities. The effective interest rate as of June 30, 2003 and 2002 was 2.28% and 2.05%, respectively.

         The Company also has an unsecured bank credit facility, which provides for up to an aggregate of $1.5 billion in borrowings of which $750.0 million expires on March 26, 2004 and $750.0 million expires on March 27, 2008. The facility expiring on March 26, 2004, allows for the Company at its option, to extend the maturity of any monies borrowed for up to one year. At expiration, these facilities can be extended upon mutual consent of the Company and the lending institutions. This credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2003, except for $23.7 million of standby letters of credit issued on behalf of the Company. At June 30, 2003 and 2002, the commercial paper and other short-term borrowings totaling $21.0 million and $22.4 million, respectively, were reclassified as long-term, reflecting the Company's intent and ability, through the existence of the unused credit facility, to refinance these borrowings.

         At June 30, 2003, the Company had an asset securitization facility available which allows the Company to sell receivables generated from its radiopharmaceutical operations to a wholly-owned subsidiary, which in turn sells the receivables to a multi-seller conduit administered by a third party bank. This securitization program allows the Company to borrow up to $65.0 million. The Company did not have any borrowings outstanding under this facility at June 30, 2003.

         During fiscal 2003, the Company issued $500 million of 4.00% Notes due 2015. The proceeds of the debt issuance were used for general corporate purposes, including working capital, capital expenditures, acquisitions, investments and repurchases of our debt and equity securities. After such issuance, the Company has the capacity to issue approximately $500 million of additional equity or debt securities pursuant to effective shelf registration statements filed with the Securities and Exchange Commission.

         During fiscal 2002, the Company issued $300 million of 4.45% Notes due 2005. The proceeds of the debt issuance were used toward repayment of a portion of the Company's indebtedness and general corporate purposes, including working capital, capital expenditures, acquisitions and investments.

         Certain long-term obligations are collateralized with property and equipment of the Company with an aggregate book value of approximately $1.0 million at June 30, 2003. Maturities of long-term obligations for future fiscal years are:

(in millions)                           2004      2005      2006      2007    2008     Thereafter     Total
--------------------------------------------------------------------------------------------------------------
Maturities of long-term obligations   $ 228.7   $ 368.2   $ 163.3   $ 139.6   $ 3.2    $  1,797.6   $  2,700.6

5. FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT. The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company maintains fixed rate debt as a percentage of its net debt within a certain range.

         The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs.

         At June 30, 2003 and 2002, the Company held pay-fixed interest rate swaps to hedge the variability of cash flows related to changes in interest rates on borrowing costs of variable-rate debt. These contracts are classified as cash flow hedges and mature through January 2004. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts are effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in other comprehensive income will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2003 and 2002.

         The Company also held pay-floating interest rate swaps to hedge the change in fair value of the fixed-rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through June 2015. The gain/(loss) recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain/(loss) recorded in other income/expense.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2003 and 2002 included in other assets/liabilities and the amount of net gain/(loss) for pay-floating interest rate swaps recognized through other income/expense during fiscal 2003 and 2002.

(in millions)                              2003      2002    Classification of net gain/loss
                                         --------  --------  -------------------------------
Pay-fixed interest rate swaps:
     Notional amount                     $  125.0  $  670.0
     Liabilities                              3.5       9.8
Pay-floating interest rate swaps:
     Notional amount                     $1,077.8  $  577.8
     Assets                                  33.2       4.6
     Liabilities                             24.4       3.0
     Gain/(loss)                             27.1       7.3       Other income/expense

         At June 30, 2003 and 2002, the Company had net deferred losses on pay-fixed interest rate swaps of $3.5 million and $9.8 million, respectively, recorded in other comprehensive income. During fiscal 2003 and 2002, the Company recognized losses of $11.9 million and $2.9 million, respectively, within other income/expense related to these interest rate swaps.

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

         At June 30, 2003 and 2002, the Company held forward contracts expiring through June 2005 and June 2003, respectively, to hedge probable, but not firmly committed, revenues and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, British pound, Swiss franc, Mexican peso, and the Thai bhat.

         At June 30, 2003 and 2002, the Company also held forward contracts expiring in September 2003 and July 2002, respectively, to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through other income/expense, directly offsetting the adjustment of the foreign currency asset or liability.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table represents the notional amount hedged, the value of the forward contracts outstanding at June 30, 2003 and 2002 included in other assets or liabilities and the amount of net gain/(loss) related to fair value forward contracts recognized through other income/expense during fiscal 2003 and 2002.

(in millions)                                 2003      2002    Classification of net gain/loss
                                            --------  --------  -------------------------------
Forward contracts - cash flow hedge:
     Notional amount                        $  240.5  $  262.3
     Assets                                      4.7       7.6
     Liabilities                                14.2      15.0
Forward contracts - fair value hedge:
     Notional amount                        $  114.0  $   38.5
     Assets                                      0.3       0.2
     Liabilities                                 1.1       0.4
     Gain/(loss)                                (8.1)     (0.1)      Other income/expense

         At June 30, 2003 and 2002, the Company had net deferred gains related to forward contract cash flow hedges of $14.2 million and $15.0 million, respectively, recorded in other comprehensive income. During fiscal 2003 and 2002, the Company recognized losses of $12.2 million and $7.6 million, respectively, within net earnings related to these forward contracts.

         The income/loss recorded on the forward contract fair value hedge is offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income/expense at the end of each period. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2003 and 2002.

         The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2003 and 2002, approximate their fair value because of the short-term maturities of these items.

         Cash balances are invested in accordance with the Company's investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

         The estimated fair value of the Company's long-term obligations was $2,926.1 million and $2,317.2 million as compared to the carrying amounts of $2,700.6 million and $2,224.4 million at June 30, 2003 and 2002, respectively. The fair value of the Company's long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

         The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)                         2003                    2002
                              ---------------------------------------------
                              Notional   Fair Value   Notional   Fair Value
                               Amount    Gain/(Loss)   Amount    Gain/(Loss)
                              ---------------------------------------------
Foreign currency
 forward contracts            $  354.5   $    (10.3)  $  300.8   $     (7.7)
Interest rate swaps           $1,202.8   $      5.3   $1,247.8   $      4.4

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

         Consolidated U.S. income from continuing operations before income taxes and cumulative effect of change in accounting (in millions):

                                     Fiscal Year Ended June 30,
                                 ------------------------------------
                                    2003         2002         2001
                                 ----------   ----------   ----------
U.S. Based Operations            $  1,779.7   $  1,463.2   $  1,125.6
Non-U.S. Based Operations             346.9        238.1        206.6
                                 ----------   ----------   ----------

                                 $  2,126.6   $  1,701.3   $  1,332.2
                                 ==========   ==========   ==========

         The provision for income taxes from continuing operations before cumulative effect of change in accounting consists of the following (in millions):

                                 Fiscal Year Ended June 30,
                            ------------------------------------
                               2003         2002         2001
                            ----------   ----------   ----------
Current:
  Federal                   $    441.7   $    287.1   $    268.9
  State                           29.5         23.8         26.8
  Foreign                         28.3         24.4         30.0
                            ----------   ----------   ----------

    Total                        499.5        335.3        325.7

Deferred:
  Federal                        191.0        208.5        126.9
  State                           27.1         29.8         17.9
  Foreign                         (2.9)         1.4          4.3
                            ----------   ----------   ----------

    Total                        215.2        239.7        149.1

                            ----------   ----------   ----------
    Total provision         $    714.7   $    575.0   $    474.8
                            ==========   ==========   ==========

         A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate from continuing operations before cumulative effect of change in accounting is as follows:

                                   Fiscal Year Ended June 30,
                                   --------------------------
                                   2003       2002       2001
                                   ----       ----       ----
Provision at Federal
   statutory rate                  35.0%      35.0%      35.0%
State income taxes, net of
   federal benefit                  1.7        2.6        3.0
Foreign tax rates                  (3.2)      (3.2)      (3.9)
Nondeductible expenses              0.5        0.2        1.7
Other                              (0.4)      (0.8)      (0.2)
                                   ----       ----       ----
   Effective income tax rate       33.6%      33.8%      35.6%
                                   ====       ====       ====

         Provision has not been made for U.S. or additional foreign taxes on $750.9 million of undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                                                          June 30,   June 30,
                                                            2003       2002
                                                          --------   --------
Deferred income tax assets:
   Receivable basis difference                           $    55.6   $   80.1
   Accrued liabilities                                        86.3       85.3
   Net operating loss carryforwards                           35.3       29.7
                                                         ---------   --------

     Total deferred income tax assets                        177.2      195.1

   Valuation allowance for deferred income tax assets        (20.7)     (17.6)
                                                         ---------   --------

     Net deferred income tax assets                          156.5      177.5
                                                         ---------   --------

Deferred income tax liabilities:
   Inventory basis differences                              (521.1)    (385.9)
   Property-related                                         (359.4)    (275.1)
   Revenues on lease contracts                              (207.8)    (177.9)
   Other                                                    (112.2)    (192.2)
                                                         ---------   --------

     Total deferred income tax liabilities                (1,200.5)  (1,031.1)
                                                         ---------   --------

       Net deferred income tax liabilities               $(1,044.0)  $ (853.6)
                                                         =========   ========

         The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                                 June 30,       June 30,
                                                   2003           2002
                                               ------------   ------------
Other current assets and current liabilities   $     (204.3)  $     (139.8)
Deferred income taxes and other liabilities          (839.7)        (713.8)
                                               ------------   ------------

  Net deferred income tax liabilities          $   (1,044.0)  $     (853.6)
                                               ============   ============

         The Company had state net operating loss carryforwards of $705.8 million at June 30, 2003. A valuation allowance of $20.7 million at June 30, 2003 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The state net operating loss carryforwards expire through 2023. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually. At June 30, 2003, the Company had foreign tax credit carryforwards of $6.5 million which will expire in 2007. After application of the valuation allowance described above, the Company anticipates no limitations will apply with respect to utilization of the foreign tax credits, nor any of the other net deferred income tax assets described above.

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

         The total expense for employee retirement benefit plans (excluding defined benefit plans, see below) was $64.2 million, $59.0 million and $57.7 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

         The following tables provide a reconciliation of the change in projected benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (based on a measurement date of March 31, in millions):

                                                June 30,
                                           -------------------
                                             2003       2002
                                           --------   --------
Change in projected benefit obligation:
     Projected benefit obligation at
        beginning of year                  $  128.8   $  104.5
     Service cost                               4.6        4.1
     Interest cost                              8.4        7.2
     Plan participant contributions             1.2        1.3
     Actuarial  loss                           14.1        6.1
     Benefits paid                             (4.5)      (5.5)
     Translation                               14.6       12.0
     Curtailments                              (4.8)      (0.3)
     Settlements                               (1.4)         -
     Plan amendments                              -       (0.6)
                                           --------   --------
Projected benefit obligation at end of
     year                                  $  161.0   $  128.8
                                           ========   ========

                                                June 30,
                                           -------------------
                                             2003       2002
                                           --------   --------
Change in plan assets:
     Fair value of plan assets at
       beginning of year                   $   68.4   $   58.0
     Actual return on plan assets              (2.9)      (0.1)
     Employer contributions                     5.4        5.3
     Plan participant contributions             1.2        1.3
     Benefits paid                             (3.9)      (4.9)
     Settlements                               (1.4)         -
     Translation                                7.2        8.8
                                           --------   --------
Fair value of plan assets
     at end of year                        $   74.0   $   68.4
                                           ========   ========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    June 30,
                                                               ------------------
                                                                2003       2002
                                                               ------     -------
Funded status                                                  $(87.0)    $(60.4)
Unrecognized net actuarial loss                                  49.8       31.0
Unrecognized net transition
     asset                                                       (0.3)      (0.3)
Unrecognized prior service cost                                   0.1       (0.5)
Other                                                             0.5        0.1
                                                               ------     ------
Net amount recognized                                          $(36.9)    $(30.1)
                                                               ======     ======
Amounts recognized in the
     Consolidated Balance Sheets:
       Accrued benefit liability                               $(36.9)    $(30.1)
                                                               ------     ------
Net amount recognized                                          $(36.9)    $(30.1)
                                                               ======     ======

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $161.0 million, $151.2 million and $74.0 million, respectively, as of June 30, 2003 and $123.5 million, $111.4 million and $63.2 million, respectively, as of June 30, 2002.

         Components of the Company's net periodic benefit costs are as follows (in millions):

                                                  For the Fiscal Year Ended June 30,
                                                  ----------------------------------
                                                   2003          2002          2001
                                                   ----          ----          ----
Components of net periodic benefit cost:
         Service cost                             $ 4.6         $ 4.1         $ 4.0
         Interest cost                              8.4           7.2           6.3
         Expected return on plan assets            (5.4)         (4.8)         (4.9)
         Net amortization and other(1)              1.2           0.7           0.7
                                                  -----         -----         -----
     Net amount recognized                        $ 8.8         $ 7.2         $ 6.1
                                                  =====         =====         =====

(1) Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

         For fiscal 2003 and 2002, the weighted average actuarial assumptions used in determining the funded status information and net periodic benefit cost information were: discount rate of 6.0% and 6.3%, expected return on plan assets of 6.9% and 7.2% and rate of compensation increase of 3.8% and 4.0%, respectively.

8. OFF BALANCE SHEET TRANSACTIONS

         During fiscal 2003, the Company entered into two separate agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $156.0 million and $200.0 million. An immaterial gain was recognized from each of these transactions, which was classified as operating revenue within the Company's results of operations. In order to qualify for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company formed two wholly-owned, special purpose, bankruptcy-remote entities (the "SPEs") of Pyxis, and the SPEs formed two wholly-owned, qualified special purpose entities (the "QSPEs") to effectuate the removal of the lease receivables from the Company's consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the SPEs and does not consolidate the QSPEs. Both the SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

         The Company formed Pyxis Funding LLC ("Pyxis Funding") for the sole purpose of acquiring a pool of sales-type leases and the related leased equipment from Pyxis and ultimately selling the lease receivables to a multi-seller conduit administered by a

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

third-party bank. Pyxis Funding is a wholly-owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II LLC ("Pyxis Funding II") was formed for the sole purposes of acquiring lease receivables under sales-type leases from Pyxis Funding and issuing Pyxis Funding II's notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly-owned, qualified special purpose subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. generally accepted accounting principles, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II, as Pyxis Funding II is a qualified special purpose entity, as defined under SFAS No. 140. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their creditors. The notes held by the investor had a principal balance of $51.5 million on June 30, 2003, and the investor is provided with credit protection in the form of 20% ($12.9 million) over-collateralization. As of August 31, 2002, the notes held by the investor had a principal balance of $95.4 million, and the investor was provided with credit protection of $23.8 million.

         At June 30, 2003, the Company had $280.0 million in committed receivables sales facility programs through Medicine Shoppe Capital Corporation ("MSCC") and Cardinal Health Funding ("CHF"). MSCC and CHF were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or to other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with generally accepted accounting principles, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe and the Financial Shared Services business (formerly Griffin). The sale of receivables by MSCC and CHF qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and accordingly the related receivables are not included in the Company's consolidated financial statements. The total amount of receivables that have been sold under the MSCC program was $5.4 million and $8.8 million at June 30, 2003 and 2002, respectively. There were no outstanding sold receivables under the CHF program as of June 30, 2003 and 2002. Recourse is provided under the MSCC program by the requirement that MSCC retain a 20% subordinated interest in the sold receivables. Subordinated interests were $1.3 million and $2.2 million at June 30, 2003 and 2002, respectively. Subsequent to June 30, 2003, the Company elected to terminate and liquidate MSCC. As a result, the Company incurred an immaterial loss. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The percentage is determined based upon the composition of the receivables sold. At June 30, 2003, no receivables had been sold under this program and as a result no subordinated interest was outstanding.

         The Company's aggregate cash flows related to these receivable transfers were as follows during fiscal 2003, 2002 and 2001:

(in millions)                                            2003     2002     2001
                                                         ----     ----     ----
Proceeds received on transfer of receivables            $375.8   $295.4   $ 90.6
Cash collected in servicing of related receivables         2.2      1.2        -
Proceeds received on subordinated interests               18.3     58.4     47.6
                                                        ------   ------   ------
Cash inflow to the Company                               396.3    355.0    138.2

Cash collection remitted to the bank                     131.0    257.2    135.6
Cash collection remitted to QSPE                          17.7        -        -
                                                        ------   ------   ------
Net benefit to the Company's Cash Flow                  $247.6   $ 97.8   $  2.6
                                                        ======   ======   ======

         Pyxis, MSCC and CHF are required to repurchase any receivables sold only if it is determined that the representations and warranties with regard to the related receivables were not accurate on the date sold.

         The Company has entered into operating lease agreements with several banks for the construction of various new facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from May 2004 through June 2013, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2003, the amount expended to acquire and/or construct the facilities was $501.3 million. The agreements provide for maximum fundings of $596.4 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2003, the weighted average interest rate on the agreements approximated 1.84%. The Company's minimum annual lease payments under the agreements at June 30, 2003 were approximately $9.2 million.

9. COMMITMENTS AND CONTINGENT LIABILITIES

         The future minimum rental payments for operating leases (excluding those referenced in Note 8) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2003 are:

(in millions)              2004    2005    2006    2007    2008   Thereafter  Total
                           ----    ----    ----    ----    ----   ----------  -----
Minimum rental payments   $ 69.8  $ 56.8  $ 46.3  $ 38.4  $ 23.4    $ 50.1    $284.8

         Rental expense relating to operating leases (including those referenced in Note 8) was approximately $102.8 million, $77.6 million and $78.4 million in fiscal 2003, 2002 and 2001, respectively. Sublease rental income was not material for any period presented herein.

Latex Litigation

         On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-saving business as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

         As of June 30, 2003, there were 233 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount, and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

         Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 833 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of June 30, 2003, Allegiance had resolved more than seventy percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

         On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint which added three new individual defendants and includes new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company has filed a Motion to Dismiss the second amended complaint. The Company believes the allegations made in the second amended complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

         Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and employees. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003.

         On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants."

         On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. An amended complaint was filed on December 6, 2002 in one of the cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants' motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003.

         A proposed class action complaint was filed on April 8, 2003, against the Company, Syncor, and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan. The suit alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA").

         Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company and Syncor believe the allegations made in the complaints described above are without merit and intend to vigorously defend such actions and have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company and Syncor currently believe that a portion of any liability will be covered by insurance

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

10. SHAREHOLDERS' EQUITY

         At June 30, 2003 and 2002, the Company's authorized capital shares consisted of (a) 750 million Class A common shares, without par value; (b) 5 million Class B common shares, without par value; and (c) 0.5 million non-voting preferred shares without par value. The Class A common shares and Class B common shares are collectively referred to as Common Shares. Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2003 and 2002.

         In January 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.6 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in February 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         In August 2002, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 7.8 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in January 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         In September 2001, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.3 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in August 2002, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

11. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

         The Company's trade receivables, finance notes and accrued interest receivables, and lease receivables are exposed to a concentration of credit risk with customers in the retail and health care sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the health care industry. However, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations.

         The following table summarizes all of the Company's customers which individually account for at least 10% of the Company's operating revenue. These customers are serviced primarily through the Pharmaceutical Distribution and Provider Services and Medical Products and Services segments.

                                Percent of Operating Revenues
                              ----------------------------------
                              2003           2002           2001
                              ----------------------------------
CVS                            13%            13%           12%
Novation                       11%            11%           10%
Premier                         9%             9%           10%

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes all of the Company's customers which individually account for at least 10% of the Company's bulk deliveries. These customers are serviced primarily through the Pharmaceutical Distribution and Provider Services segment.

                                   Percent of Bulk Deliveries
                              ----------------------------------
                              2003           2002           2001
                              ----------------------------------
CVS                            61%            60%           46%
Walgreens                      23%            20%           22%

         At both June 30, 2003 and 2002, CVS and Walgreens accounted for 18% and 8%, respectively, of the Company's gross trade receivable balance. Novation and Premier are group purchasing organizations (each a "GPO"). The Company's trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these organizations.

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

Outside Directors Equity Incentive Plan

         The Outside Directors Equity Incentive Plan was adopted by the Board effective May 10, 2000. The plan reserves and makes available for distribution an aggregate of 1.5 million Common Shares for grants in the form of nonqualified stock options and restricted shares to members of the Board who do not serve as employees of the Company. The plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to any of the provisions of ERISA.

         The following table summarizes Plans at June 30, 2003:

                                             Outstanding
                               ---------------------------------------
                                 Number of Common         Weighted
                               Shares to be Issued         Average       Common Shares
                                 Upon Exercise of       Exercise Price   Available for
                               Outstanding Options        per Common    Future Issuance
                                  (in millions)             Share       (in millions)
---------------------------------------------------------------------------------------
Plans approved by
     shareholders                      13.6                $49.97            25.1
Plans not approved by
     shareholders                      18.3                $61.04            18.0
Plans acquired through
     acquisition                        9.0                $31.91               -
---------------------------------------------------------------------------------------
Balance at June 30, 2003               40.9                $50.92            43.1
=======================================================================================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarizes all stock option transactions for the Company under the Plans from July 1, 2000 through June 30, 2003, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per Common Share amounts):

                                                                Weighted Average
                                                 Options         Exercise Price
                                               Outstanding      per Common Share
--------------------------------------------------------------------------------
Balance at June 30, 2000                           37.4              $24.53
Granted                                             7.0               64.76
Exercised                                         (10.3)              17.35
Canceled                                           (1.3)              41.99
Other                                               0.5               34.12
--------------------------------------------------------------------------------
Balance at June 30, 2001                           33.3              $34.83
Granted                                             8.7               68.02
Exercised                                          (4.5)              23.40
Canceled                                           (1.4)              51.75
Other                                               1.0               47.32
--------------------------------------------------------------------------------
Balance at June 30, 2002                           37.1              $43.64
Granted                                             9.5               67.49
Exercised                                          (6.2)              27.04
Canceled                                           (2.5)              63.29
Other                                               3.0               49.23
--------------------------------------------------------------------------------
Balance at June 30, 2003                           40.9              $50.92
================================================================================

         Additional information concerning stock options outstanding as of June 30, 2003 is presented below:

                                         Outstanding                                   Exercisable
                      --------------------------------------------------       -----------------------------
   Range of                               Weighted          Weighted                            Weighted
   exercise                                average          average                              average
    prices                                remaining       exercise price                      exercise price
 per Common              Options       contractual life     per Common           Options        per Common
    Share             (in millions)        in years           Share            (in millions)       Share
------------------------------------------------------------------------       -----------------------------
$ 0.92 - $ 27.88           6.8               6.3              $17.84                6.8           $17.84
$28.04 - $ 36.97           7.3               6.2              $31.57                7.3           $31.57
$37.11 - $ 66.08           9.7               7.0              $57.82                4.0           $47.99
$66.09 - $ 67.90           8.8               9.4              $67.89                0.1           $67.05
$67.98 - $132.72           8.3               8.3              $69.29                1.1           $74.83
------------------------------------------------------------------------------------------------------------
$ 0.92 - $132.72          40.9               7.5              $50.92               19.3           $32.71
------------------------------------------------------------------------------------------------------------

         The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. See Note 1 for table illustrating the effect on net income and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

         The weighted average fair value of options granted during fiscal 2003 and 2002 are $21.96 and $25.95, respectively. For fiscal 2001, the weighted average fair value of options granted gives retroactive effect to the conversion of stock options related to stock splits and mergers accounted for as pooling of interests. The weighted average fair value of options granted for fiscal 2001 is $23.42.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                                        As of June 30,
                                            ------------------------------------
                                             2003           2002            2001
                                            ------------------------------------
Risk-free interest rate                      2.32%          3.84%          4.66%
Expected life                               4 years        5 years        4 years
Expected volatility                            38%            36%            38%
Dividend yield                               0.18%          0.15%          0.15%

         The market values of restricted shares and restricted share units awarded by the Company are recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The restricted shares are amortized to expense over the period in which participants perform services, generally one to seven years. The restricted share units are generally amortized over a five-year vesting period. As of June 30, 2003, approximately 0.3 million shares and units remained restricted and subject to forfeiture.

         The Company has employee stock purchase plans under which the sale of
12.0 million of the Company's Common Shares has been authorized. All employees who have been employed by the Company for at least thirty days are eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85 percent of the closing market price on the first day of the offering period or 85 percent of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1 - June 30; and July 1 - December 31. At June 30, 2003, subscriptions of 0.4 million shares were outstanding. Through June 30, 2003, 2.2 million shares had been issued to employees under the plans.

13. EARNINGS PER SHARE

         The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2003:

(in millions)                                                                2003        2002          2001
-----------------------------------------------------------------------------------------------------------
Weighted-average shares-basic                                                446.0       450.1        443.2
Effect of dilutive securities:
     Employee stock options                                                    7.6         9.8         12.3
-----------------------------------------------------------------------------------------------------------
Weighted-average shares-diluted                                              453.6       459.9        455.5
===========================================================================================================

         The potentially dilutive employee stock options that were antidilutive for fiscal 2003, 2002 and 2001 were 22.5 million, 0.9 million and 5.7 million, respectively.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. GOODWILL AND OTHER INTANGIBLE ASSETS

         The following table summarizes the changes in the carrying amount of goodwill for the three years ended June 30, 2003, in total and by reporting segment:

                                               Pharmaceutical
                                                Distribution     Medical        Pharmaceutical     Automation and
                                                and Provider     Products      Technologies and     Information
(in millions)                                     Services     and Services        Services           Services        Total
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                          $   91.0      $  628.9          $  261.8            $   44.2      $1,025.9
  Goodwill acquired, net of purchase price
     adjustments and other                            (0.2)         74.0             107.8                   -         181.6
  Amortization                                        (3.9)        (31.2)            (11.3)               (2.5)        (48.9)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                          $   86.9      $  671.7          $  358.3            $   41.7      $1,158.6
----------------------------------------------------------------------------------------------------------------------------
  Goodwill acquired, net of purchase price
     adjustments and other                             3.6           3.7             350.4                 9.0         366.7
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                          $   90.5      $  675.4          $  708.7            $   50.7      $1,525.3
----------------------------------------------------------------------------------------------------------------------------
  Goodwill acquired, net of purchase price
     adjustments and other                             5.6          19.3             723.6                   -         748.5
  Goodwill write-off                                     -             -              (9.1)                  -          (9.1)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                          $   96.1      $  694.7          $1,423.2            $   50.7      $2,264.7
============================================================================================================================

         See Note 2 for discussion of fiscal 2003 goodwill write-off. Primarily all goodwill additions for fiscal 2003 related to the Syncor acquisition (see
Note 2).

         All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class for the three years ended June 30, 2003 is as follows:

                                  Gross      Accumulated      Net
(in millions)                   Intangible   Amortization  Intangible
---------------------------------------------------------------------
June 30, 2001
  Trademarks and patents          $ 29.0        $ 19.2       $  9.8
  Non-compete agreements            20.2          17.8          2.4
  Other                             13.0           8.4          4.6
---------------------------------------------------------------------
     Total                        $ 62.2        $ 45.4       $ 16.8
---------------------------------------------------------------------
June 30, 2002
  Trademarks and patents          $ 30.0        $ 20.4       $  9.6
  Non-compete agreements            20.4          19.1          1.3
  Other                             16.8           8.9          7.9
---------------------------------------------------------------------
     Total                        $ 67.2        $ 48.4       $ 18.8
---------------------------------------------------------------------
June 30, 2003
  Trademarks and patents          $ 48.1        $ 20.8       $ 27.3
  Non-compete agreements            27.3          21.9          5.4
  Other                             49.6          14.7         34.9
---------------------------------------------------------------------
     Total                        $125.0        $ 57.4       $ 67.6
=====================================================================

         Additions of intangible assets for fiscal 2003 primarily relate to the Syncor acquisition (see Note 2).

         Amortization expense for the years ended June 30, 2003, 2002 and 2001 (including goodwill amortization in fiscal 2001) was $6.7 million, $3.0 million and $50.6 million, respectively. Amortization expense is estimated to be (in millions):

                             ---------------------------------------
                             2004     2005     2006     2007    2008
                             ---------------------------------------
Amortization expense         $9.4     $8.9     $8.6     $7.8    $4.7

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      SEGMENT INFORMATION

         The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments:
Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services.

         During fiscal 2003, the Company reclassified Central Pharmacy Services, Inc. and Cord Logistics, Inc. from the Pharmaceutical Distribution and Provider Services segment to the Pharmaceutical Technologies and Services segment and therefore restated these segments' financial results. All prior period financial results presented in this Form 10-K have also been restated to reflect this reclassification. In addition, with the completion of the Syncor acquisition on January 1, 2003, Syncor is included within the Pharmaceutical Technologies and Services segment.

         The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, health care, and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other health care providers. In addition, this segment provides services to the health care industry through integrated pharmacy management, temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

         The Medical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products as well as products not manufactured internally to hospitals, physician offices, surgery centers and other health care providers.

         The Pharmaceutical Technologies and Services segment provides services to the health care industry through the design and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. It also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

         The Automation and Information Services segment provides services, to hospitals and other health care providers, focusing on meeting customer needs through unique and proprietary automation and information products and services. In addition, this segment markets point-of-use supply systems in the non-health care market. This segment also provides information systems that analyze clinical outcomes and clinical pharmaceutical utilization information.

         The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special charges are not allocated to the segments. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

         The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2003, 2002 and 2001:

(in millions)                                                                     Revenue
                                                                ---------------------------------------------
                                                                   2003             2002               2001
                                                                ---------------------------------------------
Operating revenue:
   Pharmaceutical Distribution and Provider Services (1)        $41,194.2         $36,247.8         $31,101.3
   Medical Products and Services                                  6,616.2           6,255.5           5,902.6
   Pharmaceutical Technologies and Services (2)                   2,049.5           1,418.6           1,262.3
   Automation and Information Services                              666.7             560.2             472.2
   Corporate (3)                                                    (60.0)            (87.8)            (78.3)
                                                                ---------------------------------------------
Total operating revenue                                         $50,466.6         $44,394.3         $38,660.1
                                                                =============================================
Bulk deliveries to customer warehouses and other:
   Pharmaceutical Distribution and Provider Services            $ 6,069.9         $ 6,741.4         $ 9,287.5
   Pharmaceutical Technologies and Services (4)                     200.5                 -                 -
                                                                ---------------------------------------------
Total bulk deliveries to customer warehouses and other          $ 6,270.4         $ 6,741.4         $ 9,287.5
                                                                =============================================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)                                                            Operating Earnings
                                                            ------------------------------------------
                                                              2003             2002              2001
                                                            ------------------------------------------
   Pharmaceutical Distribution and Provider Services        $1,220.1         $1,069.4         $  872.7
   Medical Products and Services                               603.9            539.8            442.4
   Pharmaceutical Technologies and Services                    368.4            278.2            230.0
   Automation and Information Services                         266.0            209.2            168.4
   Corporate (5)                                              (216.5)          (262.8)          (226.4)
                                                            ------------------------------------------
Total operating earnings                                    $2,241.9         $1,833.8         $1,487.1
                                                            ==========================================

         The following tables include depreciation and amortization expense, capital expenditures and total assets for the fiscal years ended June 30, 2003, 2002 and 2001 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)                                              Depreciation and Amortization Expense
                                                           -------------------------------------
                                                             2003          2002           2001
                                                           -------------------------------------
   Pharmaceutical Distribution and Provider Services        $ 62.3        $ 61.2        $ 61.8
   Medical Products and Services                              87.7          87.7         120.4
   Pharmaceutical Technologies and Services                   82.7          65.2          62.1
   Automation and Information Services                        16.9          14.3          11.2
   Corporate                                                  16.2          15.1          25.1
                                                            ----------------------------------
Total depreciation and amortization expense (6)             $265.8        $243.5        $280.6
                                                            ==================================

(in millions)                                                       Capital Expenditures
                                                            ----------------------------------
                                                             2003          2002          2001
                                                            ----------------------------------
   Pharmaceutical Distribution and Provider Services        $ 67.3        $ 60.4        $ 62.3
   Medical Products and Services                              85.4          88.0          89.7
   Pharmaceutical Technologies and Services                  182.9         104.4         158.3
   Automation and Information Services                        10.9          15.1           7.1
   Corporate                                                  76.7          17.5          23.8
                                                            ----------------------------------
Total capital expenditures                                  $423.2        $285.4        $341.2
                                                            ==================================

(in millions)                                                                  Assets
                                                            -------------------------------------------
                                                              2003              2002             2001
                                                            -------------------------------------------
   Pharmaceutical Distribution and Provider Services        $ 8,782.3        $ 8,399.0        $ 7,607.6
   Medical Products and Services                              3,349.8          3,236.9          3,208.3
   Pharmaceutical Technologies and Services                   3,116.7          2,212.8          1,588.0
   Automation and Information Services                        1,203.2          1,211.3          1,212.5
   Corporate (7)                                              2,069.4          1,378.0          1,026.0
                                                            -------------------------------------------
Total assets                                                $18,521.4        $16,438.0        $14,642.4
                                                            ===========================================

(1) The Pharmaceutical Distribution and Provider Services segment's operating revenues are derived from three main product categories. These product categories and their respective contributions to operating revenue are as follows:

          Product Category                           2003      2002     2001
          -------------------------------------------------------------------
          Pharmaceuticals and Health Care Products    95%       95%      94%
          Specialty Pharmaceutical Products            3%        3%       4%
          Other Products & Services                    2%        2%       2%
                                                   -------------------------
          Total                                      100%      100%     100%
                                                   =========================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) The Pharmaceutical Technologies and Services segment's operating revenues are derived from three main product categories. These product categories and their respective contributions to operating revenue are as follows:

         Product Category                 2003        2002        2001
         -------------------------------------------------------------
         Manufactured Products and
           Radiopharmaceuticals            69%         68%         71%
         Packaged Products                 19%         27%         26%
         Other Products & Services         12%          5%          3%
                                          ----------------------------
         Total                            100%        100%        100%
                                          ============================

(3) Corporate operating revenue primarily consists of foreign currency translation adjustments.

(4) At the beginning of fiscal 2003, the Company began classifying out-of-pocket expenses received through its recently acquired sales and marketing services' business within the "Bulk deliveries to customer warehouses and other" line item. The customer is contractually required to reimburse the Company for those expenses. The Company does not generate any margin from these reimbursements.

(5) Corporate operating earnings primarily consist of special items of $39.9 million, $138.6 million and $124.9 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, and unallocated corporate administrative expenses and investment spending (see Note 2 for discussion of special items). In addition, at the beginning of fiscal 2003, the Company began expanding the use of its shared service center, which previously supported the Medical Products and Services segment, to benefit and support company-wide initiatives and other business segments. Accordingly, the cost of the shared service center, which was previously reported within the Medical Products and Services segment, has been classified within Corporate operating earnings for fiscal 2003 to be consistent with internal segment reporting. The cost of these services for fiscal 2003 was approximately $19.0 million. These costs are included within Corporate operating earnings, a portion of which are included in the general corporate cost allocation to each segment.

(6) Total depreciation and amortization expense declined in fiscal 2002 as compared to fiscal 2001 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as of July 1, 2001. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized. See additional information in Notes 1 and 15.

(7) Corporate assets include primarily corporate cash and cash equivalents, corporate property and equipment, net, and unallocated deferred taxes.

The following table presents revenue (operating and bulk) and long-lived assets by geographic area (in millions):

                                      Revenue                               Long-Lived Assets
                     -------------------------------------------        -------------------------
                         For The Fiscal Year Ended June 30,                   As of June 30,
                     -------------------------------------------        -------------------------
                       2003              2002             2001             2003            2002
                     -------------------------------------------        -------------------------
United States        $55,678.6        $50,185.0        $46,957.2        $ 1,693.5       $ 1,416.6
International          1,058.4            950.7            990.4            396.0           477.8
                     -------------------------------------------        -------------------------
Total                $56,737.0        $51,135.7        $47,947.6        $ 2,089.5       $ 1,894.4
                     ===========================================        =========================

Long-lived assets include property and equipment, net of accumulated depreciation.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is selected quarterly financial data (in millions, except per Common Share amounts) for fiscal 2003 and 2002.

                                                                   First            Second             Third             Fourth
                                                                  Quarter           Quarter           Quarter            Quarter
                                                                 ----------        ----------        ----------         ----------
Fiscal 2003
    Revenue:
       Operating revenue                                         $ 11,416.6        $ 12,706.3        $ 12,837.3         $ 13,506.4
       Bulk deliveries to customer warehouses and other             1,669.5           1,384.7           1,534.0            1,682.2
                                                                 ----------        ----------        ----------         ----------
    Total revenue                                                  13,086.1          14,091.0          14,371.3           15,188.6

    Gross margin                                                    1,006.9           1,079.5           1,194.1            1,229.5
    Selling, general and administrative expenses                      520.7             526.2             576.1              605.2

    Earnings from continuing operations                               288.3             367.5             384.9              371.2
    Loss from discontinued operations                                     -                 -              (1.8)              (4.3)
                                                                 ----------        ----------        ----------         ----------
    Net earnings                                                 $    288.3        $    367.5        $    383.1         $    366.9

    Earnings from continuing operations per Common Share:
      Basic                                                      $     0.65        $     0.83        $     0.86         $     0.83
      Diluted                                                    $     0.64        $     0.82        $     0.85         $     0.82

                                                                   First            Second             Third             Fourth
                                                                  Quarter           Quarter           Quarter            Quarter
                                                                 ----------        ----------        ----------         ----------
Fiscal 2002
    Revenue:
       Operating revenue                                         $  9,865.4        $ 11,221.7        $ 11,541.3         $ 11,765.9
       Bulk deliveries to customer warehouses                       1,908.0           1,870.4           1,700.7            1,262.3
                                                                 ----------        ----------        ----------         ----------
    Total revenue                                                  11,773.4          13,092.1          13,242.0           13,028.2

    Gross margin                                                      914.7           1,000.5           1,068.5            1,062.5
    Selling, general and administrative expenses                      502.4             514.0             536.0              521.4

    Earnings before cumulative effect of change in accounting         246.4             283.3             300.3              296.3
    Cumulative effect of change in accounting                         (70.1)                -                 -                  -
                                                                 ----------        ----------        ----------         ----------
    Net earnings                                                 $    176.3        $    283.3        $    300.3         $    296.3

    Earnings before cumulative effect of
       change in accounting per Common Share:
       Basic                                                     $     0.55        $     0.63        $     0.67         $     0.66
       Diluted                                                   $     0.53        $     0.62        $     0.66         $     0.64

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note 2, merger-related costs and other special items were recognized in various quarters in fiscal 2003 and 2002. The following table summarizes the impact of such costs on net earnings and diluted earnings per Common Share in the quarters in which they were recorded (in millions, except per Common Share amounts):

                                                  First          Second         Third          Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                                 -------        -------        -------        -------
Fiscal 2003
    Net earnings                                 $(15.6)        $ 22.1         $ (6.4)        $(33.3)
    Diluted net earnings per Common Share        $(0.03)        $ 0.05         $(0.01)        $(0.07)
----------------------------------------------------------------------------------------------------
Fiscal 2002
    Net earnings                                 $ (7.6)        $(10.3)        $(24.7)        $(44.5)
    Diluted net earnings per Common Share        $(0.02)        $(0.02)        $(0.05)        $(0.10)
----------------------------------------------------------------------------------------------------

18. GUARANTEES

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

         The Company has contingent commitments related to certain operating lease agreements (see Note 8). These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At June 30, 2003, the maximum amount the Company could be required to reimburse was $377.1 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed this contingent obligation. In accordance with FASB Interpretation No. 45, the Company has recorded $4.8 million related to these guarantees.

         In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition agreements, customer agreements, and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of material liability being triggered under these indemnification obligations is not significant.

         In the ordinary course of business, the Company, from time to time, enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. The Company's aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company's results of operations.

19. DISCONTINUED OPERATIONS

         In connection with the merger transaction involving Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business ("CMI") and certain overseas operations. The Company is continuing with the discontinuation of these operations and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell the remaining discontinued operations by January 1, 2004. The net assets for the discontinued operations are included within the Pharmaceutical Technologies

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Services segment.

         The results of discontinued operations for the fiscal year ended June 30, 2003 are summarized as follows:

                                       Fiscal Year
                                      Ended June 30,
(in millions)                             2003
----------------------------------------------------
Revenue                                  $92.5

Loss before income taxes                  (8.6)
Gain/(Loss) on sale of business              -
Income tax benefit                         2.5
                                         -----
Loss from discontinued operations        $(6.1)
                                         =====

         Interest expense allocated to discontinued operations for the fiscal year ended June 30, 2003, was $0.5 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

         At June 30, 2003, the major components of assets and liabilities of the discontinued operations were as follows:

                              June 30,
(in millions)                  2003
--------------------------------------
Current Assets                $ 49.9
Property and Equipment          63.2
Other Assets                    57.0
                              ------
  Total Assets                $170.1
                              ======

Current Liabilities           $ 35.6
Long Term Debt                  28.7
Other Liabilities                  -
                              ------
  Total Liabilities           $ 64.3
                              ======

         Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

20. SUBSEQUENT EVENTS

         On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares of up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. The Company believes that it is owed a defense and indemnity from its codefendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operation.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item 9 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "SELECTION OF INDEPENDENT AUDITORS."

ITEM 9a: CONTROLS AND PROCEDURES

         The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         The Company's management, including the Company's Chief Executive Officer and the Executive Vice President and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         During the last quarter of the Company's fiscal year ended June 30, 2003, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G (3) to Form 10-K, the information called for in this Item 10, including the information relating to Directors, is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Company's 2003 Annual Meeting of Shareholders (the "Annual Meeting") under the captions "ELECTION OF DIRECTORS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CORPORATE GOVERNANCE - Policies on Business Ethics."

         Information with respect to Executive Officers of the Company appears in Part I of this report and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

         In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION" (other than information set forth under the captions "Human Resources and Compensation Committee Report" and "Shareholder Performance Graph").

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         Information with respect to equity compensation plans appears in Part II of this Form 10-K and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                     PART IV

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         In accordance with General Instruction G (3) to Form 10-K, the information called for by this Item 14 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company's Annual Meeting under the caption "SELECTION OF INDEPENDENT AUDITORS."

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                          PAGE
                                                                          ----
Independent Auditors' Reports...........................................   35
Financial Statements:
Consolidated Statements of Earnings for the Fiscal Years Ended
  June 30, 2003, 2002 and 2001..........................................   38
Consolidated Balance Sheets at June 30, 2003 and 2002...................   39
Consolidated Statements of Shareholders' Equity for the Fiscal
  Years Ended June 30, 2003, 2002 and 2001..............................   40
Consolidated Statements of Cash Flows for the Fiscal Years Ended
  June 30, 2003, 2002 and 2001..........................................   41
Notes to Consolidated Financial Statements..............................   42

(a)(2) The following Supplemental Schedule is included in this report:

                                                                          PAGE
                                                                          ----
Schedule II - Valuation and Qualifying Accounts.........................   85

         All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  3.01      Amended and Restated Articles of Incorporation of the Registrant, as
            amended (1) and (14)

  3.02      Restated Code of Regulations of the Registrant, as amended (19)

  4.01      Specimen Certificate for the Registrant's Class A Common Shares (24)

  4.02      Indenture, dated as of May 1, 1993, between the Registrant and Bank
            One, Indianapolis, NA, Trustee, relating to the Registrant's 6 1/2%
            Notes Due 2004 and 6% Notes Due 2006 (2)

  4.03 Indenture, dated as of April 18, 1997, between the Registrant and Bank One, Columbus, NA, Trustee, relating to the Registrant's 6 1/4%
            Notes Due 2008, 6 3/4% Notes Due 2011, 4.45% Notes Due 2005 and
            4.00% Notes Due 2015 (3)

  4.04      Indenture, dated as of October 1, 1996, between Allegiance
            Corporation and PNC Bank, Kentucky, Inc. ("PNC"), Trustee; and First
            Supplemental Indenture, dated as of February 3, 1999, by and among Allegiance Corporation, the Registrant and Chase Manhattan Trust
            Company, National Association (as successor in interest to PNC),
            Trustee (4)

  4.05      Indenture, dated as of January 1, 1994, between R.P. Scherer
            International Corporation and Comerica Bank, Trustee; First
            Supplemental Indenture, dated as of February 28, 1995, by and among R.P. Scherer International Corporation, R.P. Scherer Corporation and
            Comerica Bank, Trustee; and Second Supplemental Indenture, dated as of August 7, 1998, by and among R.P. Scherer Corporation, the
            Registrant and NBD Bank (5)

  4.06      Form of Warrant Certificate to Purchase the Registrant's Common
            Shares (6)

  4.07      Form of Debt Securities of the Registrant (21)

 10.01      Stock Incentive Plan of the Registrant, as amended (7)*

 10.02      Outside Directors Equity Incentive Plan (15)*

 10.03 Directors' Stock Option Plan of the Registrant, as amended and restated (7)*

 10.04 Amended and Restated Equity Incentive Plan of the Registrant, as amended (20) and (22)*

 10.05      Form of Nonqualified Stock Option Agreement, as amended (12)*

 10.06      Form of Restricted Shares Agreement (20)*

 10.07      Form of Directors' Stock Option Agreement, as amended (12)*

 10.08      Cardinal Health, Inc. Directors Deferred Compensation Plan (13)*

 10.09      Allegiance Corporation 1996 Incentive Compensation Program (8)*

 10.10      Allegiance Corporation 1998 Incentive Compensation Program (8)*

 10.11      Allegiance Corporation 1996 Outside Director Incentive Corporation
            Plan (8)*

 10.12      R.P. Scherer Corporation 1997 Stock Option Plan (9)*

 10.13      R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option
            Plans, as amended (9)*

 10.14 Cardinal Health, Inc. Performance-Based Incentive Compensation Plan, as amended (18)*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.15      Employment Agreement, dated and effective as of November 13, 2002, between the Registrant and George L. Fotiades (25)*

 10.16 Employment Agreement, dated and effective as of November 13, 2002, between the Registrant and James F. Millar (25)*

 10.17 Employment Agreement, dated and effective as of February 5, 2003, between the Registrant and Stephen S. Thomas (26)*

 10.18 Form of Indemnification Agreement between the Registrant and individual Directors (10)*

 10.19 Form of Indemnification Agreement between the Registrant and individual Officers (10)*

 10.20      364-Day Credit Agreement, dated as of March 27, 2003, among the
            Registrant, certain subsidiaries of the Registrant, certain lenders, and Bank One, NA, as Administrative Agent, Bank of America N.A., as
            Syndication Agent, Wachovia Bank, National Association, as
            Syndication Agent, Barclays Bank PLC, as Documentation Agent, Credit
            Suisse First Boston, as Documentation Agent, Deutsche Bank
            Securities, Inc., as Documentation Agent, and Banc One Capital
            Markets, Inc., as Lead Arranger and Book Manager (27)

 10.21 Pharmaceutical Services Agreement, dated as of August 1, 1996, between the Registrant and Kmart Corporation, as amended (11), (20)
            and (26)

 10.22      Wholesale Supply Agreement, dated as of August 10, 2000, between the
            Registrant and CVS Meridian, Inc. (17)

 10.23      Form of Commercial Paper Dealer Agreement 4(2) Program, dated as of
            August 26, 1999, between the Registrant, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement, dated as of June 28, 1999, between the Issuer and The First National Bank of Chicago, as
            Issuing and Paying Agent (20)

 10.24      Partnership Agreement of R.P. Scherer GmbH & Co. KG (5)

 10.25      Five-year Credit Agreement, dated as of March 27, 2003, among the
            Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA, as Administrative Agent, Bank of America N.A., as
            Syndication Agent, Wachovia Bank, National Association, as
            Syndication Agent, Barclays Bank PLC, as Documentation Agent, Credit
            Suisse First Boston, as Documentation Agent, Deutsche Bank
            Securities, Inc., as Documentation Agent, and Banc One Capital
            Markets, Inc., as Lead Arranger and Book Manager (27)

 10.26      Bindley Western Industries, Inc. 1993 Stock Option and Incentive
            Plan, as amended (16)*

 10.27      Bindley Western Industries, Inc. 2000 Stock Option and Incentive
            Plan (16)*

 10.28      Form of Outside Directors' Stock Option Agreement, as amended (12)*

 10.29 Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and Robert D. Walter (12)*

 10.30 Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2002 (12)*

 10.31 Form of Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and each of Messrs. Ford, Miller and Rucci
            (12)*

 10.32 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and George L. Fotiades (12)*

 10.33 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and James F. Millar (12)*

 10.34 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Stephen S. Thomas (12)*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.35      Employment Agreement, dated November 20, 2001, between the
            Registrant and Robert D. Walter (12)*

 10.36 Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter (12)*

 10.37 Restricted Share Units Agreement, dated October 15, 2001, between the Registrant and Robert D. Walter (24)*

 10.38 Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Robert D. Walter (24)*

 10.39 Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (24)*

 10.40 Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (24)*

 10.41      Broadly-based Equity Incentive Plan of the Registrant, as amended
            (24)

 10.42      Restricted Share Units Agreement, dated May 10, 2002, between the
            Registrant and Paul S. Williams (24)*

 10.43      Restricted Share Units Agreement, dated April 2002, between the
            Registrant and Stephen S. Thomas (24)*

 10.44      Prime Vendor Agreement, dated as of July 1, 2001, between the
            Registrant and Express Scripts, Inc., as amended on January 15, 2003
            (27)

 16.01      Letter of Arthur Andersen required by Item 304 of Regulation S-K
            (23)

 18.01      Letter Regarding Change in Accounting Principle (19)

 21.01      List of subsidiaries of the Registrant

 23.01      Consent of Ernst and Young LLP

 23.02 Solely due to the closure of Arthur Andersen LLP's Columbus, Ohio office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated July 27, 2001

 31.01      Certification of Chairman and Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

 31.02      Certification of Executive Vice President and Chief Financial
            Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.01      Certification of Chairman and Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.02      Certification of Executive Vice President and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

 99.01      Statement Regarding Forward-Looking Information

 99.02      Cardinal Health Profit Sharing, Retirement and Savings Plan,
            Amended and Restated, effective as of July 1, 2002

 99.03      First Amendment, effective as of January 1, 2001, to the Allegiance
            Retirement Plan for Union Employees of Hayward, California

 99.04      Second Amendment, effective as of July 1, 2002, to the Allegiance
            Retirement Plan for Union Employees of Hayward, California

 99.05      Special Amendment to the Profit Sharing Plan of Bindley Western
            Industries, Inc. & Subsidiaries, effective as of December 31, 2002

 99.06      Special Amendment to the Boron, Lepore & Associates, Inc. Profit
            Sharing Plan effective as of December 31, 2002


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

(10) Included as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997 (File No. 1-11373) and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(12) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-90415) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-53394) and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-38192) and incorporated herein by reference.

(16)        Included as an exhibit to the Company's Post-Effective Amendment No.
            1 of Form S-8 to Form S-4 Registration Statement (No. 333-53394) and incorporated herein by reference.

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

(20) Included as an exhibit to the Registrant's Quarterly Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-11373) and incorporated herein by reference.

(21) Included as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-62944) and incorporated herein by reference.

(22) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(23) Included as an exhibit to the Registrant's Current Report on Form 8-K filed May 9, 2002 (File No. 1-11373) and incorporated herein by reference.

(24) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(25) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(26) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 1-11373) and incorporated herein by reference.

(27) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-11373) and incorporated herein by reference.

*           Management contract or compensation plan or arrangement

(b) Reports on Form 8-K:

         On June 13, 2003, the Company filed a Current Report on Form 8-K under
Item 7 which filed as exhibits a Form of Underwriting Agreement between the Company and certain underwriters relating to the proposed issuance of debt securities by the Company and a statement regarding computation of ratios of earnings to fixed charges.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2003.

                                              CARDINAL HEALTH, INC.

                                              By: /s/ Robert D. Walter
                                                  ------------------------------
                                              Robert D. Walter, Chairman and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 2003.

         SIGNATURE                                        TITLE
         ---------                                        -----
/s/ Robert D. Walter                    Chairman, Chief Executive Officer and
----------------------------            Director (principal executive officer)
Robert D. Walter

/s/ Richard J. Miller                   Executive Vice President, Chief Financial
----------------------------            Officer (principal financial officer)
Richard J. Miller

/s/ Gary S. Jensen                      Senior Vice President - Corporate
----------------------------            Controller and Principal Accounting
Gary S. Jensen                          Officer

/s/ Dave Bing                           Director
----------------------------
Dave Bing

/s/ George H. Conrades                  Director
----------------------------
George H. Conrades

/s/ John F. Finn                        Director
----------------------------
John F. Finn

/s/ Robert L. Gerbig                    Director
----------------------------
Robert L. Gerbig

/s/ John F. Havens                      Director
----------------------------
John F. Havens

/s/ J. Michael Losh                     Director
----------------------------
J. Michael Losh

/s/ John B. McCoy                       Director
----------------------------
John B. McCoy

/s/ Richard C. Notebaert                Director
----------------------------
Richard C. Notebaert

/s/ Michael D. O'Halleran               Director
----------------------------
Michael D. O'Halleran

/s/ David Raisbeck                      Director
----------------------------
David Raisbeck

/s/ Jean G. Spaulding                   Director
----------------------------
Jean G. Spaulding

/s/ Matthew D. Walter                   Director
----------------------------
Matthew D. Walter

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                           BALANCE AT   CHARGED TO      CHARGED TO                       BALANCE AT
                                           BEGINNING    COSTS AND         OTHER                             END
                DESCRIPTION                OF PERIOD     EXPENSES    ACCOUNTS (1) (2)   DEDUCTIONS (3)   OF PERIOD
                -----------                ---------     --------    ----------------   --------------   ---------
Fiscal Year 2003:
    Accounts receivable                     $   94.8     $   14.1        $   9.4          $   (26.6)      $   91.7
    Finance notes receivable                     4.7          0.6            0.6               (1.4)           4.5
    Net investment in sales-type leases         16.0          2.5              -               (0.7)          17.8
                                            --------     --------        -------          ---------       --------
                                            $  115.5     $   17.2        $  10.0          $   (28.7)      $  114.0
                                            ========     ========        =======          =========       ========

Fiscal Year 2002:
    Accounts receivable                     $  106.8     $   37.6        $   2.0          $   (51.6)      $   94.8
    Finance notes receivable                     4.8          1.7            0.3               (2.1)           4.7
    Net investment in sales-type leases         16.1          3.3              -               (3.4)          16.0
                                            --------     --------        -------          ---------       --------
                                            $  127.7     $   42.6        $   2.3          $   (57.1)      $  115.5
                                            ========     ========        =======          =========       ========

Fiscal Year 2001:
    Accounts receivable                     $   71.1     $   38.1        $  14.8          $   (17.2)      $  106.8
    Finance notes receivable                     4.6          1.3            0.2               (1.3)           4.8
    Net investment in sales-type leases         15.0          2.0              -               (0.9)          16.1
                                            --------     --------        -------          ---------       --------
                                            $   90.7     $   41.4        $  15.0          $   (19.4)      $  127.7
                                            ========     ========        =======          =========       ========

(1) During fiscal 2003, 2002 and 2001 recoveries of amounts provided for or written off in prior years were $2.4 million, $1.5 million and $1.0 million, respectively.

(2) In fiscal 2003 and 2001, $7.1 million and $11.4 million, respectively, relate to the beginning balance for acquisitions accounted for as purchase transactions.

(3)  Write-off of uncollectible accounts.