Form 10-Q
period 2003-09-30
CARDINAL HEALTH INC
filed 2003-11-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2003        Commission File Number 1-11373



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

         The number of Registrant's Common Shares outstanding at the close of business on October 31, 2003 was as follows:

                  Common Shares, without par value: 432,941,735
                                                    --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *


                                                                                                   Page No.

Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 2003 and 2002 (unaudited)......................................         3

           Condensed Consolidated Balance Sheets at September 30, 2003 and
           June 30, 2003 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2003 and 2002 (unaudited)............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        24

Item 4.    Controls and Procedures............................................................        24


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings..................................................................        24

Item 6.    Exhibits and Reports on Form 8-K...................................................        28

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              2003           2002
                                                           -----------    -----------
Operating revenue                                          $  13,288.3    $  11,416.6
Operating cost of products sold                               12,205.1       10,409.7
                                                           -----------    -----------

Operating gross margin                                         1,083.2        1,006.9

Bulk deliveries to customer warehouses and other               2,100.4        1,669.5
Cost of products sold - bulk deliveries and other              2,100.4        1,669.5
                                                           -----------    -----------

Bulk gross margin                                                 --             --

Selling, general and administrative expenses                     547.6          520.7

Special items - merger charges                                     8.6           11.4
              - other                                              4.6            7.3
                                                           -----------    -----------

Operating earnings                                               522.4          467.5

Interest expense and other                                        28.0           30.6
                                                           -----------    -----------

Earnings before income taxes and discontinued operations         494.4          436.9

Provision for income taxes                                       164.0          148.6
                                                           -----------    -----------

Earnings from continuing operations                              330.4          288.3

Loss from discontinued operations (net of tax of $1.1)            (1.8)          --
                                                           -----------    -----------

Net earnings                                               $     328.6    $     288.3
                                                           ===========    ===========
Basic earnings per Common Share:
    Continuing operations                                  $      0.75    $      0.65
    Discontinued operations                                       --             --
                                                           -----------    -----------

    Net basic earnings per Common Share                    $      0.75    $      0.65
                                                           ===========    ===========
Diluted earnings per Common Share:
    Continuing operations                                  $      0.74    $      0.64
    Discontinued operations                                       --             --
                                                           -----------    -----------

    Net diluted earnings per Common Share                  $      0.74    $      0.64
                                                           ===========    ===========
Weighted average number of Common Shares outstanding:
    Basic                                                        440.5          446.2
    Diluted                                                      446.7          454.2

Cash dividends declared per Common Share                   $     0.030    $     0.025



           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                SEPTEMBER 30,   JUNE 30,
                                                                    2003         2003
                                                                -------------  ---------
ASSETS
    Current assets:
      Cash and equivalents                                        $   992.0    $ 1,724.0
      Trade receivables, net                                        2,996.1      2,784.4
      Current portion of net investment in sales-type leases          196.0        171.8
      Inventories                                                   8,253.7      7,623.3
      Prepaid expenses and other                                      732.2        776.0
      Assets held for sale from discontinued operations               163.0        170.1
                                                                  ---------    ---------
        Total current assets                                       13,333.0     13,249.6
                                                                  ---------    ---------

    Property and equipment, at cost                                 3,781.0      3,755.3
    Accumulated depreciation and amortization                      (1,701.1)    (1,665.8)
                                                                  ---------    ---------
    Property and equipment, net                                     2,079.9      2,089.5

    Other assets:
      Net investment in sales-type leases, less current portion       594.0        557.3
      Goodwill and other intangibles, net                           2,340.5      2,332.3
      Other                                                           301.9        292.7
                                                                  ---------    ---------
        Total                                                     $18,649.3    $18,521.4
                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                        $     0.8    $    --
      Current portion of long-term obligations                        216.3        228.7
      Accounts payable                                              6,156.6      5,288.4
      Other accrued liabilities                                     1,620.4      1,733.0
      Liabilities from discontinued operations                         62.2         64.3
                                                                  ---------    ---------
        Total current liabilities                                   8,056.3      7,314.4
                                                                  ---------    ---------

    Long-term obligations, less current portion                     2,506.9      2,471.9
    Deferred income taxes and other liabilities                       963.5        977.0

    Shareholders' equity:
      Preferred Stock, without par value
        Authorized - 0.5 million shares, Issued - none                 --           --
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued -
        468.0 million shares and 467.2 million shares
        at September 30, 2003 and June 30, 2003, respectively       2,435.4      2,403.7
      Retained earnings                                             6,832.6      6,517.3
      Common Shares in treasury, at cost, 35.5 million shares
        and 18.8 million shares at September 30, 2003 and
        June 30, 2003, respectively                                (2,113.3)    (1,135.8)
      Other comprehensive loss                                        (24.9)       (19.2)
      Other                                                            (7.2)        (7.9)
                                                                  ---------    ---------
        Total shareholders' equity                                  7,122.6      7,758.1
                                                                  ---------    ---------
        Total                                                     $18,649.3    $18,521.4
                                                                  =========    =========


           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                         2003        2002
                                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations                                                $  330.4    $  288.3
    Adjustments to reconcile earnings from continuing operations to net cash from operations:
       Depreciation and amortization                                                       68.7        62.2
       Provision for bad debts                                                             (4.8)        5.6
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                    (205.7)     (264.9)
        (Increase)/decrease in inventories                                               (630.3)      110.8
        (Increase)/decrease in net investment in sales-type leases                        (60.9)        1.5
        Increase/(decrease) in accounts payable                                           866.9      (204.7)
        Other accrued liabilities and operating items, net                                (70.2)      (12.9)
                                                                                       --------    --------
    Net cash provided by/(used in) operating activities                                   294.1       (14.1)
                                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                                     (15.0)       (5.4)
    Proceeds from sale of property, equipment and other assets                              2.5        16.3
    Additions to property and equipment                                                   (77.8)      (70.5)
                                                                                       --------    --------
    Net cash used in investing activities                                                 (90.3)      (59.6)
                                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                     (0.1)       (0.7)
    Reduction of long-term obligations                                                    (10.6)       (3.0)
    Proceeds from long-term obligations, net of issuance costs                             43.0         2.2
    Proceeds from issuance of Common Shares                                                45.3        42.7
    Purchase of treasury shares                                                        (1,000.0)     (392.7)
    Dividends on Common Shares                                                            (13.4)      (11.2)
                                                                                       --------    --------
    Net cash used in financing activities                                                (935.8)     (362.7)
                                                                                       --------    --------
NET DECREASE IN CASH AND EQUIVALENTS                                                     (732.0)     (436.4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,724.0     1,382.0
                                                                                       --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                  $  992.0    $  945.6
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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The condensed consolidated financial statements of Cardinal Health, Inc. (the "Company") include the accounts of all majority-owned subsidiaries and all significant inter-company amounts have been eliminated.

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

     The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "2003 Form 10-K"). Without limiting the generality of the foregoing, Note 1 of the "Notes to Consolidated Financial Statements" from the 2003 Form 10-K is specifically incorporated herein by reference.

     RECENT FINANCIAL ACCOUNTING STANDARDS. In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of SFAS No. 149 during the first quarter of fiscal 2004 did not have a material effect on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. At September 30, 2003, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Except for costs related to restricted stock and restricted stock units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per Common Share after adjusting for anticipated plan changes if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                       For the Three Months
                                                               Ended
(in millions)                                              September 30,
                                                         2003       2002
                                                        -------    -------
Net earnings, as reported                               $ 328.6    $ 288.3
Stock based employee compensation expense
 included in net earnings, net of related tax effects       0.4        0.5
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects                               (21.8)     (17.7)
                                                        -------    -------
Pro Forma Net earnings                                  $ 307.2    $ 271.1
                                                        =======    =======

                                               For the Three Months
                                                       Ended
                                                   September 30,
                                                 2003       2002
                                               --------   --------
Basic earnings per Common Share:
 As reported                                   $   0.75   $   0.65
 Pro forma basic earnings per Common Share     $   0.70   $   0.61

Diluted earnings per Common Share:
 As reported                                   $   0.74   $   0.64
 Pro forma diluted earnings per Common Share   $   0.69   $   0.60

2.   EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

     Basic earnings per Common Share ("Basic EPS") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share ("Diluted EPS") is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the quarters ended September 30, 2003 and 2002:

                                                      For the Three Months Ended
                                                            September 30,
(in millions)                                            2003            2002
                                                        ----------------------
Weighted-average Common Shares - basic                  440.5            446.2
Effect of dilutive securities:
     Employee stock options                               6.2              8.0
                                                        ----------------------
Weighted-average Common Shares - diluted                446.7            454.2
                                                        ======================

     The potentially dilutive employee stock options that were antidilutive for the quarters ended September 30, 2003 and 2002 were 21.9 million and 13.6 million, respectively.

     On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1 billion. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

3.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three months ended September 30, 2003 and 2002:

                                                          For the Three Months Ended
(in millions)                                                    September 30,
                                                     --------------------------------------
                                                            2003                 2002
                                                     --------------------------------------
Net earnings                                         $            328.6    $         288.3
Foreign currency translation adjustments                           (8.9)               8.6
Net unrealized gain on derivative instruments                       3.2               15.3
                                                     -------------------  -----------------
Total comprehensive income                           $            322.9    $         312.2
                                                     ===================  =================

4.   MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the special items for the three-month periods ended September 30, 2003 and 2002.

Special Items                                                        Three Months Ended
                                                                        September 30,
---------------------------------------------------------------------------------------------
(in millions, except for Diluted EPS amounts)                      2003               2002
---------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                                       $       1.6        $       3.2
  Pharmaceutical distribution center consolidation                      -                 5.1
  Asset impairments & other exit costs                                 0.2                0.5
  Other integration costs                                              6.8                2.6
---------------------------------------------------------------------------------------------
Total merger-related costs                                     $       8.6        $      11.4
---------------------------------------------------------------------------------------------

Other Special Items:
  Employee-related costs                                       $       0.9        $        -
  Manufacturing facility closures & restructurings                     5.8               10.2
  Other restructuring costs                                            0.6                 -
  Litigation settlements                                              (2.7)              (2.9)
---------------------------------------------------------------------------------------------
Total other special items                                      $       4.6        $       7.3
---------------------------------------------------------------------------------------------

Total special items                                            $      13.2        $      18.7
Tax effect of special items                                           (4.5)              (3.1)
---------------------------------------------------------------------------------------------
Net effect of special items                                    $       8.7        $      15.6
=============================================================================================
Net decrease on Diluted EPS                                    $      0.02        $      0.03
=============================================================================================

MERGER-RELATED COSTS

     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the first quarter of fiscal 2004 were primarily a result of the acquisition of Syncor International Corporation ("Syncor") which was completed on January 1, 2003. The merger-related costs recognized during the first quarter of fiscal 2003 were primarily a result of the acquisition of Bindley Western Industries, Inc. ("Bindley"), which was completed on February 14, 2001.

     EMPLOYEE-RELATED COSTS. During the first quarters of fiscal 2004 and 2003, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $1.6 million and $3.2 million, respectively. For the three months ended September 30, 2003, the employee-related costs consisted primarily of severance and retention bonuses paid as a result of the Syncor acquisition. For the three months ended September 30, 2002, the employee-related costs included $2.5 million related to amortization expense of non-compete agreements primarily associated with the Bindley and Allegiance Corporation ("Allegiance") acquisitions. The remaining employee-related costs for the three months ended September 30, 2002, primarily related to retention bonuses associated with certain of the Company's smaller acquisitions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During the first quarter of fiscal 2003, the Company incurred charges of $5.1 million associated with its plan to close and consolidate a total of 16 Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the acquisition of Bindley. Related to these closures in the first quarter of fiscal 2003, the Company incurred employee-related costs of $0.9 million, primarily from the termination of employees due to the distribution center closures; exit costs of $1.7 million related to the termination of contracts and lease agreements of the distribution centers; asset impairment charges of $1.1 million; and costs of $1.4 million associated with the consolidation of one of the Company's data centers, primarily related to duplicate salaries incurred during the consolidation period.

     ASSET IMPAIRMENTS & OTHER EXIT COSTS. During the first quarters of fiscal 2004 and 2003, the Company incurred asset impairments and other exit costs of $0.2 million and $0.5 million, respectively. The asset impairment costs incurred during the first quarter of fiscal 2004 relate primarily to the integration of acquired companies into the Company's overall information technology system structure. Also, exit costs associated with plans to consolidate operations as a result of the Syncor acquisition were incurred during the first quarter of fiscal 2004. Costs incurred during the first quarter of fiscal 2003 primarily related to expenses incurred to relocate physical assets due to the closure and consolidation of Bergen Brunswig Medical Corporation ("BBMC") facilities.

     OTHER INTEGRATION COSTS. Other integration costs during the first quarters of fiscal 2004 and 2003 of $6.8 million and $2.6 million, respectively, included charges directly related to the integration of operations of previous merger and acquisition transactions. These operations include, but are not limited to, information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems.

OTHER SPECIAL ITEMS

     EMPLOYEE-RELATED COSTS. During the first quarter of fiscal 2004, the Company recorded employee-related costs of $0.9 million primarily related to a realignment plan implemented within the Healthcare Marketing Services
("HMS") business, a business unit within the Pharmaceutical Technologies and Services segment. The realignment plan was a result of proposed industry guidelines impacting a portion of the HMS medical education services business. The costs represent severance accrued upon communication of severance terms to employees during the first quarter of fiscal 2004. This realignment plan was completed during the first quarter of fiscal 2004 and resulted in the termination of approximately 50 employees.

     MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During the first quarters of fiscal 2004 and 2003, the Company recorded a total of $5.8 million and $10.2 million, respectively, as special charges related to the closure and/or restructuring of certain manufacturing facilities. These closure and/or restructuring activities occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

     During the first quarters of fiscal 2004 and 2003, the Company recorded charges of $1.0 million and $10.2 million, respectively, related to the closure of an international manufacturing facility within the Medical Products and Services segment. The closure of this facility was completed during fiscal 2003 and resulted in the termination of approximately 200 employees. Of these amounts, asset impairment charges of $1.0 million and $7.5 million, respectively, were recorded during the periods noted above. The $1.0 million charge in the first quarter of fiscal 2004 represents additional impairment costs identified on assets currently held for sale. Also, exit costs of $1.4 million were incurred during the first quarter of fiscal 2003, primarily related to dismantling and moving machinery and equipment. The remaining $1.3 million incurred during the first quarter of fiscal 2003 related to severance costs associated with the termination of approximately 200 employees during the quarter.

     The Company also recorded charges of $3.9 million during the first quarter of fiscal 2004 related to various domestic and international manufacturing facility restructuring plans occurring within the Medical Products and Services segment. Approximately $2.8 million of such charges were employee-related costs, the majority of which represents severance accrued upon communication of severance terms to employees during the quarter. Approximately $0.6 million relates to incurred asset impairment charges. The remaining $0.5 million primarily relates to exit costs incurred to relocate physical assets. These restructuring plans will be completed throughout fiscal 2004 and 2005 and will result in the termination of approximately 850 employees. As of September 30, 2003, approximately 275 employees have been terminated.

     Also during the first quarter of fiscal 2004, the Company recorded charges of $0.9 million which represents the remaining lease obligations for a facility that was vacated as a result of a restructuring plan completed during fiscal 2003 within the Pharmaceutical Technologies and Services segment.

     OTHER RESTRUCTURING COSTS. During the first quarter of fiscal 2004, the Company incurred costs of $0.6 million related to a plan to restructure its information technology services.

     LITIGATION SETTLEMENTS. During the first quarter of fiscal 2004 and 2003, the Company recorded income from litigation settlements of $2.7 million and $2.9 million as special items, respectively. These settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through September 30, 2003 was $140.9 million (net of attorney fees, payments due to other interested parties and expenses withheld). While the Company continues to have pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable, but the Company believes it is not likely to be a material amount.

ACCRUAL ROLLFORWARD

     The following table summarizes the activity related to the liabilities associated with the Company's special items during the quarter ended September 30, 2003.

                                              For the Three
                                              Months Ended
(in millions)                             September 30, 2003
                                          ----------------------
Balance at June 30, 2003                         $45.7
Additions(1)                                      15.9
Payments                                         (18.5)
                                          ----------------------
Balance at September 30, 2003                    $43.1
                                          ======================

(1) Amount represents items that have been either expensed as incurred or accrued according to generally accepted accounting principles. This amount does not include litigation settlement income of $2.7 million recorded as a special item during the first quarter of fiscal 2004.

SUMMARY

     During the first quarter of fiscal 2004, the net effect of various special items reduced reported earnings from continuing operations by $8.7 million to $330.4 million and reduced reported diluted earnings per Common Share from continuing operations by $0.02 per Common Share to $0.74 per Common Share. During the first quarter of fiscal 2003, the net effect of various special items reduced reported net earnings by $15.6 million to $288.3 million and reduced reported diluted earnings per Common Share by $0.03 per Common Share to $0.64 per Common Share.

     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

     The Company estimates that it will incur additional costs associated with the various merger, acquisition and restructuring activities entered into to date totaling approximately $85 million (approximately $55 million net of tax) in future periods. This estimate is subject to adjustment pending resolution of Syncor acquisition-related litigation contingencies. The Company believes that it will incur these costs in order to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

5.   SEGMENT INFORMATION

     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously reported within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. Also during the first quarter of fiscal 2004, the Company transferred its clinical information business, previously reported within the Automation and Information Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. These transfers were done to better align business operations. Prior period financial results have not been restated as each of these businesses is not significant within the segments. The Company has not made any material changes in the segments reported or the measurement basis of segment profit or loss from the information provided in the 2003 Form 10-K.

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

     The Pharmaceutical Technologies and Services segment provides services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. It also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

     The Automation and Information Services segment provides services to hospitals and other health care providers, focusing on meeting customer needs through unique and proprietary automation and information products and services. In addition, this segment markets point-of-use supply systems in the non-health care market.

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

     The following table includes revenue and operating earnings for the three-month periods ended September 30, 2003 and 2002, for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:


                                                                          For the Three Months Ended
                                                                                 September 30,
                                                                       ----------------------------------
(in millions)                                                                     Net Revenue
                                                                       ----------------------------------
                                                                             2003              2002
                                                                       ----------------  ----------------
Operating revenue:
   Pharmaceutical Distribution and Provider Services                         $10,823.9          $9,318.4
   Medical Products and Services                                               1,733.2           1,595.5
   Pharmaceutical Technologies and Services                                      606.5             387.2
   Automation and Information Services                                           142.7             133.8
   Corporate (1)                                                                (18.0)            (18.3)
                                                                       ----------------  ----------------
Total operating revenue                                                      $13,288.3         $11,416.6
                                                                       ================  ================
Bulk deliveries to customer warehouses and other:
   Pharmaceutical Distribution and Provider Services                          $2,059.5          $1,630.8
   Pharmaceutical Technologies and Services                                       40.9              38.7
                                                                       ----------------  ----------------
Total bulk deliveries to customer warehouses and other                        $2,100.4          $1,669.5
                                                                       ================  ================

                                                                                Operating Earnings
                                                                       ----------------------------------
                                                                              2003             2002
                                                                       ----------------  ----------------
Operating earnings:
   Pharmaceutical Distribution and Provider Services                            $266.0            $261.9
   Medical Products and Services                                                 150.2             138.7
   Pharmaceutical Technologies and Services                                      107.0              72.6
   Automation and Information Services                                            53.0              46.2
   Corporate (2)                                                                (53.8)            (51.9)
                                                                       ----------------  ----------------
Total operating earnings                                                        $522.4            $467.5
                                                                       ================  ================

(1) Corporate operating revenue primarily consists of foreign currency translation adjustments.

(2) Corporate operating earnings include special items of $13.2 million and $18.7 million in the three-month periods ended September 30, 2003 and 2002, respectively, and unallocated corporate administrative expenses and investment spending.

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

     As of September 30, 2003, there were 149 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 833 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of September 30, 2003, Allegiance had resolved more than eighty percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint which added three new individual defendants and includes new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company has filed a Motion to Dismiss the second amended complaint. The Company believes the allegations made in the second amended complaint, as with the original complaint, are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and employees as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003.

     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated under the caption "In re: Syncor International Corp. Shareholders Litigation" (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware actions moved the court to file a second amended complaint. Monty Fu is the only defendant in the proposed second amended complaint attached to this motion.

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

      A proposed class action complaint was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related proposed class action complaint was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. The related suits allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"). It is expected that these related suits will be consolidated. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and intends to fully cooperate in its investigation.

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

DuPont Litigation

     On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. Although this action is in its early stages and it is impossible to accurately predict the outcome of the proceedings or their impact on the Company, the Company believes that it is owed a defense and indemnity from its codefendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operation.

Informal Inquiry by the Securities and Exchange Commission

     On October 9, 2003, the Company announced that it had received a request for information from the Securities and Exchange Commission in connection with an informal inquiry. The request seeks historical financial and related information, including information pertaining to the accounting treatment of $22 million recovered from vitamin manufacturers who were found to have overcharged the Company. The Company intends to cooperate fully and provide all information required to satisfy the request.

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

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the quarter ended September 30, 2003, were as follows:

                                            Pharmaceutical    Medical
                                             Distribution    Products    Pharmaceutical   Automation and
                                             And Provider       and     Technologies and    Information
(in millions)                                  Services      Services       Services         Services        Total
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                        $96.1         $694.7        $1,423.2           $50.7        $2,264.7
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other               -            (6.6)          18.8               -            12.2
Transfer (1)                                     31.6         (31.6)            -                -             -
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                   $127.7        $656.5        $1,442.0           $50.7        $2,276.9
=======================================================================================================================

(1) During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously reported within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment to better align business operations. This transfer resulted in approximately $31.6 million of goodwill being reclassed between the segments.

     The allocation of the purchase price related to the Syncor acquisition is not yet finalized and is subject to adjustment as the Company is still assessing the value of the acquired discontinued operations (see Note 9) and pre-acquisition contingencies, as well as finalizing the evaluation of plans to close and relocate certain facilities and certain other matters. The Company expects any future adjustments to the allocation of the purchase price will be recorded to goodwill.

      All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of September 30 and June 30, 2003, was as follows:

                                                     Gross              Accumulated               Net
      (in millions)                                 Intangible          Amortization           Intangible
----------------------------------------------------------------------------------------------------------
     June 30, 2003
       Trademarks and patents                          $48.1                 $20.8               $27.3
       Non-compete agreements                           27.3                  21.9                 5.4
       Other                                            49.6                  14.7                34.9
----------------------------------------------------------------------------------------------------------
        Total                                         $125.0                 $57.4               $67.6
----------------------------------------------------------------------------------------------------------
     September 30, 2003
       Trademarks and patents                          $48.4                 $21.7               $26.7
       Non-compete agreements                           29.2                  24.0                 5.2
       Other                                            46.4                  14.7                31.7
----------------------------------------------------------------------------------------------------------
          Total                                       $124.0                 $60.4               $63.6
----------------------------------------------------------------------------------------------------------

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the quarters ended September 30, 2003 and 2002, was $2.3 million and $0.8 million, respectively.

     Amortization expense for each of the next five fiscal years is estimated to be:

                                   ------------------------------------------------------------------
     (in millions)                      2004          2005         2006         2007         2008
                                   ------------------------------------------------------------------
     Amortization expense               $9.2          $8.5         $8.2         $7.4         $4.7

8.   GUARANTEES

     The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2003, the maximum amount the Company could be required to reimburse was $382.3 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.7 million recorded as of September 30, 2003, related to these agreements.

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

9.   DISCONTINUED OPERATIONS

     In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business ("CMI") and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by January 2004. The net assets for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

     The results of discontinued operations for the three months ended September 30, 2003, are summarized as follows:

                                                   Three Months Ended
                                                       September 30,
(in millions)                                              2003
                                                  ----------------------
Revenue                                           $        26.2

Loss before income taxes                                   (2.9)
Income tax benefit                                          1.1
                                                 -----------------------
Loss from discontinued operations                 $        (1.8)
                                                 =======================

     Interest expense allocated to discontinued operations for the three months ended September 30, 2003, was $0.1 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

     At September 30, 2003, the major components of assets and liabilities of the discontinued operations were as follows:

                                                  September 30,
(in millions)                                          2003
                                                 -----------------
Current Assets                                    $     48.7
Property and Equipment, net                             57.2
Other Assets                                            57.1
                                                 -----------------
  Total Assets                                    $     163.0
                                                 =================

Current Liabilities                               $     37.8
Long Term Debt                                          24.4
                                                 -----------------
  Total Liabilities                               $     62.2
                                                 =================

     Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

10. SUBSEQUENT EVENT

     On November 1, 2003, the Company commenced a recommended cash offer to acquire The Intercare Group ("Intercare"), a European pharmaceutical products and services company based in the United Kingdom, at a price of 280 pence per share. The transaction has a value of approximately $530 million, including the assumption of Intercare's debt which was approximately $124 million as of June 30, 2003. Completion of the acquisition is subject to customary conditions, including the acceptance of the offer by Intercare shareholders owning at least 90% of the shares outstanding and obtaining customary regulatory clearance. The transaction is expected to be completed by calendar year-end.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 2003, and June 30, 2003, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 2003 and 2002.

     This discussion and analysis should be read together with management's discussion and analysis included in the 2003 Form 10-K.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and on page 8 of the 2003 Form 10-K and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

GENERAL

     The Company has four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. See Note 5 in "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

Operating Revenue                                                                         Percent of Company
                                                                                          Operating Revenues
                                                                                   ---------------------------------
Three months ended September 30,                                 Growth (1)            2003                2002
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                   16%                 81%                82%
Medical Products and Services                                        9%                 13%                14%
Pharmaceutical Technologies and Services                            57%                  5%                 3%
Automation and Information Services                                  7%                  1%                 1%

Total Company                                                       16%                100%                100%
--------------------------------------------------------------------------------------------------------------------

      (1) Growth is calculated as the change (increase or decrease) in the operating revenue for the three-month period ended September 30, 2003, compared to the three-month period ended September 30, 2002.

     Total operating revenue for the three months ended September 30, 2003, increased 16% compared to the same period of the prior year. This increase resulted from a higher sales volume across each of the Company's segments; the addition of new customers, some of which was a result of new corporate agreements with health care providers that integrate the Company's diverse offerings; the addition of new products; strong sales of self-manufactured products; and pharmaceutical price increases. In addition, the Syncor acquisition within the Pharmaceutical Technologies and Services segment accounted for a portion of the overall revenue growth of the Company.

     The Pharmaceutical Distribution and Provider Services segment's operating revenue growth of 16% during the first quarter of fiscal 2004 resulted from strong sales to customers within this segment's core pharmaceutical distribution business. The most significant growth within the core pharmaceutical distribution business was in sales to alternate site and independent pharmacy customers, which yielded growth of approximately 46% and 16%, respectively. In addition, pharmaceutical price increases contributed to the growth in this segment.

     The Medical Products and Services segment's operating revenue growth of 9% during the first quarter of fiscal 2004 resulted from increased sales from new contracts and new products. New contracts drove an increase in sales of both distributed and self-manufactured products. Sales of new self-manufactured products also contributed to this segment's revenue growth. The new Esteem(R) surgeon's gloves are just one example of new self-manufactured, proprietary products contributing to the revenue growth in this segment.

     The Pharmaceutical Technologies and Services segment's operating revenue growth of 57% during the first quarter of fiscal 2004 resulted from particularly strong demand within the packaging services and oral technologies businesses. Packaging services generated solid growth from both organic and new business, in particular new packaging business of AstraZeneca's Crestor(TM). The oral technologies business also contributed solid growth, with Lilly's Zyprexa(R) Zydis, an anti-psychotic drug, showing particular strength. The addition of Mylan's Amnesteem(TM), a generic drug for the treatment of acne that was launched mid-year during fiscal 2003, also contributed to the oral technologies revenue growth. This segment's revenue growth also benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the prior period numbers. This segment's revenue growth was partially dampened by the delay of new product manufacturing from signed contracts within the sterile technology business. These new sterile products have already received FDA approval, but are pending final manufacturing inspection approvals (which are now slated for the second quarter of fiscal 2004).

     The Automation and Information Services segment's operating revenue growth of 7% during the first quarter of fiscal 2004 resulted from increased sales in the medication and supply management product lines, such as Pyxis MedStation(R) and Pyxis SupplyStation(R). This segment's revenue growth was dampened by business disruptions experienced by health care providers during the quarter, which resulted in installation delays. These disruptions included Hurricane Isabel on the east coast and various computer viruses which hindered installations throughout the United States.

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

Operating Earnings                                                                        Percent of Company
                                                                                          Operating Earnings
                                                                                   -----------------------------
Three months ended September 30,                                 Growth (1)            2003                2002
----------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                    2%                 46%                50%
Medical Products and Services                                        8%                 26%                27%
Pharmaceutical Technologies and Services                            47%                 19%                14%
Automation and Information Services                                 15%                  9%                 9%

Total Company (2)                                                   12%                100%               100%
----------------------------------------------------------------------------------------------------------------

      (1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three-month period ended September 30, 2003, compared to the three-month period ended September 30, 2002.

      (2) The Company's overall operating earnings growth of 12% includes the effect of special items, which totaled $13.2 million and $18.7 million during the three months ended September 30, 2003 and 2002, respectively. Special items are not allocated to the segments.

     Total operating earnings for the three months ended September 30, 2003, increased 12% compared to the same period of the prior year. This overall increase resulted primarily from the Company's revenue growth of 16% during the quarter, yielding an 8% increase in gross margin, which combined with a 4% increase in operating expenses (including special items) to generate the 12% increase in operating earnings. This increase was positively impacted by the inclusion of Syncor, whose results of operations are not included in the prior period numbers. The Company's gross margins continue to be dampened by reduced vendor margin programs and competitive customer pricing pressures within the Pharmaceutical Distribution and Provider Services segment, as further discussed below.

This impact was partially offset by the growth experienced in the Company's other operating segments, which generate higher gross margins and operating earnings returns (as a percentage of revenues) than the Pharmaceutical Distribution and Provider Services segment. The Company continues to leverage its expense structure through disciplined expense control, and the productivity benefits resulting from scale associated with revenue growth and previous investments in automation and technology. The overall increase in operating expenses was primarily a result of the additional expenses resulting from the Syncor acquisition, higher personnel costs associated with the overall business growth, an increase in depreciation and amortization costs, and additional expenses related to compliance with the provisions of the Sarbanes-Oxley Act. Additionally, the Company continues to invest in R&D and strategic initiatives that will benefit future periods, which are charged against current operating earnings as incurred. The increase in the Company's expenses for the first quarter of fiscal 2004 were partially offset by a reduction in incentive compensation expenses versus the first quarter of fiscal 2003 due to the performance of the Company's consolidated operations, as well as an adjustment of certain trade receivable reserves, which were decreased due to changes in customer-specific credit exposures as well as improvements in customer credit, billing and collection processes yielding significant reductions in past due and uncollectible accounts.

     The Pharmaceutical Distribution and Provider Services segment's operating earnings growth of 2% during the first quarter of fiscal 2004 resulted from this segment's overall revenue growth of 16% during the quarter and strong expense controls, offset by the negative impact on gross margins of a reduction in vendor margin programs combined with the impact of competitive customer pricing and sales mix. The Company has seen changes in vendor supply chain management policies related to product availability, including the use of inventory management agreements. Under these types of agreements, the Company is generally compensated on a negotiated basis to help manufacturers better match their shipments with market demand, therefore adversely affecting the Company's investment margin opportunities. Generally, the Company is compensated under its inventory management agreements based on the timing of inventory price increases and the volume of inventory purchases during the agreed upon period. The Company recognizes the amounts received from such agreements within gross margin based upon related inventory sales.

     The Medical Products and Services segment's operating earnings growth of 8% during the first quarter of fiscal 2004 resulted primarily from this segment's overall revenue growth of 9% during the quarter, led by momentum in distribution activities. Increased sales of both distributed and self-manufactured products, some of which was the result of new contracts, generated a portion of the operating earnings growth. The addition of new products, such as the Esteem(R) surgeon's gloves, also generated a portion of the operating earnings growth. The earnings growth rate in this segment was negatively impacted by the timing of certain expense reduction initiatives that occurred in the first quarter of fiscal 2003 but were not able to be repeated within the first quarter of fiscal 2004.

     The Pharmaceutical Technologies and Services segment's operating earnings growth of 47% during the first quarter of fiscal 2004 resulted from increased capacity utilization, manufacturing efficiencies implemented since the first quarter of the prior period, and strong expense controls within each of the businesses in the segment. This segment's operating earnings growth also benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the prior period numbers. Since Syncor's operating earnings as a percentage of operating revenue is less than the other business units within this segment, its inclusion had a deleveraging effect on operating earnings growth in comparison to revenue growth. Without the inclusion of Syncor, this segment generated operating earnings growth in the high teens.

     The Automation and Information Services segment's operating earnings growth of 15% during the first quarter of fiscal 2004 resulted from revenue growth of 7% combined with strong expense controls and a reduction in receivable reserves due to improvements in customer-specific credit matters, as well as general improvements in customer credit, billing and collection procedures, which have resulted in significant reductions in past due and uncollectible accounts.

Special Charges
     The following is a summary of the special items for the three-month periods ended September 30, 2003 and 2002.

Special Items                                                           Three Months Ended
                                                                          September 30,
----------------------------------------------------------------------------------------------
(in millions, except for Diluted EPS amounts)                       2003              2002
----------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                                       $       1.6        $       3.2
  Pharmaceutical distribution center consolidation                      -                 5.1
  Asset impairments & other exit costs                                 0.2                0.5
  Other integration costs                                              6.8                2.6
----------------------------------------------------------------------------------------------
Total merger-related costs                                     $       8.6        $      11.4
----------------------------------------------------------------------------------------------

Other Special Items:
  Employee-related costs                                       $       0.9        $        -
  Manufacturing facility closures & restructurings                     5.8               10.2
  Other restructuring costs                                            0.6                 -
  Litigation settlements                                              (2.7)              (2.9)
----------------------------------------------------------------------------------------------
Total other special items                                      $       4.6        $       7.3
----------------------------------------------------------------------------------------------

Total special items                                            $      13.2        $      18.7
Tax effect of special items                                           (4.5)              (3.1)
----------------------------------------------------------------------------------------------
Net effect of special items                                    $       8.7        $      15.6
==============================================================================================
Net decrease on Diluted EPS                                    $      0.02        $      0.03
==============================================================================================

MERGER-RELATED COSTS
     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the first quarter of fiscal 2004 were primarily a result of the acquisition of Syncor which was completed on January 1, 2003. The merger-related costs recognized during the first quarter of fiscal 2003 were primarily a result of the acquisition of Bindley, which was completed on February 14, 2001.

     EMPLOYEE-RELATED COSTS. During the first quarters of fiscal 2004 and 2003, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $1.6 million and $3.2 million, respectively. For the three months ended September 30, 2003, the employee-related costs consisted primarily of severance and retention bonuses paid as a result of the Syncor acquisition. For the three months ended September 30, 2002, the employee-related costs included $2.5 million related to amortization expense of non-compete agreements primarily associated with the Bindley and Allegiance acquisitions. The remaining employee-related costs for the three months ended September 30, 2002, primarily related to retention bonuses associated with certain of the Company's smaller acquisitions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During the first quarter of fiscal 2003, the Company incurred charges of $5.1 million associated with its plan to close and consolidate a total of 16 Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the acquisition of Bindley. Related to these closures in the first quarter of fiscal 2003, the Company incurred employee-related costs of $0.9 million, primarily from the termination of employees due to the distribution center closures; exit costs of $1.7 million related to the termination of contracts and lease agreements of the distribution centers; asset impairment charges of $1.1 million; and costs of $1.4 million associated with the consolidation of one of the Company's data centers, primarily related to duplicate salaries incurred during the consolidation period.

     ASSET IMPAIRMENTS & OTHER EXIT COSTS. During the first quarters of fiscal 2004 and 2003, the Company incurred asset impairments and other exit costs of $0.2 million and $0.5 million, respectively. The asset impairment costs incurred during the first quarter of fiscal 2004 relate primarily to the integration of acquired companies into the Company's overall information technology system structure. Also, exit costs associated with plans to consolidate operations as a result of the Syncor acquisition were incurred during the first quarter of fiscal 2004. Costs incurred during the first quarter of fiscal 2003 primarily related to expenses incurred to relocate physical assets due to the closure and consolidation of BBMC facilities.

     OTHER INTEGRATION COSTS. Other integration costs during the first quarters of fiscal 2004 and 2003 of $6.8 million and $2.6 million, respectively, included charges directly related to the integration of operations of previous merger and acquisition transactions. These operations include, but are not limited to, information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems.

OTHER SPECIAL ITEMS
     EMPLOYEE-RELATED COSTS. During the first quarter of fiscal 2004, the Company recorded employee-related costs of $0.9 million primarily related to a realignment plan implemented within the Healthcare Marketing Services ("HMS") business, a business unit within the Pharmaceutical Technologies and Services segment. The realignment plan was a result of proposed industry guidelines impacting a portion of the HMS medical education services business. The costs represent severance accrued upon communication of severance terms to employees during the first quarter of fiscal 2004. This realignment plan was completed during the first quarter of fiscal 2004 and resulted in the termination of approximately 50 employees.

     MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During the first quarters of fiscal 2004 and 2003, the Company recorded a total of $5.8 million and $10.2 million, respectively, as special charges related to the closure and/or restructuring of certain manufacturing facilities. These closure and/or restructuring activities occurred within the Medical Products and Services segment and the Pharmaceutical Technologies and Services segment.

     During the first quarters of fiscal 2004 and 2003, the Company recorded charges of $1.0 million and $10.2 million, respectively, related to the closure of an international manufacturing facility within the Medical Products and Services segment. The closure of this facility was completed during fiscal 2003 and resulted in the termination of approximately 200 employees. Of these amounts, asset impairment charges of $1.0 million and $7.5 million, respectively, were recorded during the periods noted above. The $1.0 million charge in the first quarter of fiscal 2004 represents additional impairment costs identified on assets currently held for sale. Also, exit costs of $1.4 million were incurred during the first quarter of fiscal 2003, primarily related to dismantling and moving machinery and equipment. The remaining $1.3 million incurred during the first quarter of fiscal 2003 related to severance costs associated with the termination of approximately 200 employees during the quarter.

     The Company also recorded charges of $3.9 million during the first quarter of fiscal 2004 related to various domestic and international manufacturing facility restructuring plans occurring within the Medical Products and Services segment. Approximately $2.8 million of such charges were employee-related costs, the majority of which represents severance accrued upon communication of severance terms to employees during the quarter. Approximately $0.6 million relates to incurred asset impairment charges. The remaining $0.5 million primarily relates to exit costs incurred to relocate physical assets. These restructuring plans will be completed throughout fiscal 2004 and 2005 and will result in the termination of approximately 850 employees. As of September 30, 2003, approximately 275 employees have been terminated.

     Also during the first quarter of fiscal 2004, the Company recorded charges of $0.9 million which represents the remaining lease obligations for a facility that was vacated as a result of a restructuring plan completed during fiscal 2003 within the Pharmaceutical Technologies and Services segment.

     OTHER RESTRUCTURING COSTS. During the first quarter of fiscal 2004, the Company incurred costs of $0.6 million related to a plan to restructure its information technology services.

     LITIGATION SETTLEMENTS. During the first quarter of fiscal 2004 and 2003, the Company recorded income from litigation settlements of $2.7 million and $2.9 million as special items, respectively. These settlements resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery through September 30, 2003 was $140.9 million (net of attorney fees, payments due to other interested parties and expenses withheld). While the Company continues to have pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable, but the Company believes it is not likely to be a material amount.

SUMMARY
     During the first quarter of fiscal 2004, the net effect of various special items reduced reported earnings from continuing operations by $8.7 million to $330.4 million and reduced reported diluted earnings per Common Share from continuing operations by $0.02 per Common Share to $0.74 per Common Share. During the first quarter of fiscal 2003, the net effect of various special items reduced reported net earnings by $15.6 million to $288.3 million and reduced reported diluted earnings per Common Share by $0.03 per Common Share to $0.64 per Common Share.

     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

     The Company estimates that it will incur additional costs associated with the various merger, acquisition and restructuring activities entered into to date totaling approximately $85 million (approximately $55 million net of tax) in future periods. This estimate is subject to adjustment pending resolution of Syncor acquisition-related litigation contingencies. The Company believes that it will incur these costs in order to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies with regard to, among other things, information systems, customer systems, marketing programs and administrative functions. Such amounts will be charged to expense when incurred.

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

Interest Expense and Other
     The decrease in interest expense and other of $2.6 million during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 resulted from lower interest rates as well as effective asset management, which reduced the average net borrowings outstanding in the current fiscal quarter.

Provision for Income Taxes
     The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 33.2% and 34.0% for the first quarters of fiscal 2004 and 2003, respectively. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital decreased to $5.3 billion at September 30, 2003, from $5.9 billion at June 30, 2003. This overall decrease in working capital resulted primarily from a decrease in cash and equivalents of $732.0 million and an increase in accounts payable of $868.2 million. Partially offsetting the changes in cash and equivalents and accounts payable was an increase in trade receivables of $211.7 million, an increase in inventories of $630.4 million, and a decrease in other accrued liabilities of $112.6 million. The decrease in cash and equivalents was primarily attributed to the repurchase of Common Shares, resulting in a total cash outlay of $1.0 billion. The increase in accounts payable is primarily related to the timing of payments related to the Company's increase in inventories during the first quarter of fiscal 2004. The increase in trade receivables was primarily attributed to sales activity in the current quarter. The increase in inventories was primarily due to continuing increase in customer demand and normal seasonal inventory buying activities. The decrease in other accrued liabilities is primarily the result of payouts during the first quarter of fiscal 2004 related to employee compensation and benefit plans.

     Shareholders' equity declined by $635.5 million at September 30, 2003, as compared to June 30, 2003. Shareholders' equity decreased during the first quarter of fiscal 2004 primarily due to the repurchase of Common Shares of $1.0 billion and dividends paid of $13.4 million. These decreases were partially offset by net earnings of $328.6 million and the investment of $45.3 million by employees of the Company through various employee stock benefit plans.

     On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1 billion. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, including those related to business combinations.

RECENT DEVELOPMENTS
     For information relating to the Company's proposed acquisition of Intercare, see Note 10 in the "Notes to Condensed Consolidated Financial Statements."

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2003 Form 10-K.

                         ITEM 4: CONTROLS AND PROCEDURES

     The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     The Company's management, including the Company's Chief Executive Officer and the Executive Vice President and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     During the first quarter of the Company's fiscal year ending June 30, 2004, there have been no changes to internal controls that have materially affected, or are reasonably likely to materially affect, the Company's financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The discussion below is limited to an update of material developments that have occurred in the various judicial proceedings, which are more fully described in Part I, Item 3, of the 2003 Form 10-K, and are incorporated herein by reference.

     The following disclosure should be read together with the disclosure set forth in the 2003 Form 10-K, and to the extent any such statements constitute "forward looking statements" reference is made to Exhibit 99.01 of this Form 10-Q and page 8 of the 2003 Form 10-K.

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

     As of September 30, 2003, there were 149 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 833 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of September 30, 2003, Allegiance had resolved more than eighty percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

     On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of September 30, 2003, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $140.9 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. While the Company still has pending claims with smaller vitamin manufacturers and cannot predict the outcome of the claims against those defendants, the total amount of any future recovery will not likely represent a material amount.

Shareholder Litigation against Cardinal Health

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint which added three new individual defendants and includes new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company has filed a Motion to Dismiss the second amended complaint. The Company believes the allegations made in the second amended complaint, as with the original complaint, are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The

Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

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

     The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and employees as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003.

     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases include Alan Kaplan v. Monty Fu, et al., Case No. 20026-NC (Del. Ch.), and Richard Harman v. Monty Fu, et al., Case No. 20027-NC (Del. Ch). These cases have been consolidated under the caption "In re: Syncor International Corp. Shareholders Litigation" (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware actions moved the court to file a second amended complaint. Monty Fu is the only defendant in the proposed second amended complaint attached to this motion.

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

DuPont Litigation

     On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. Although this action is in its early stages and it is impossible to accurately predict the outcome of the proceedings or their impact on the Company, the Company believes that it is owed a defense and indemnity from its codefendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operation.

Informal Inquiry by the Securities and Exchange Commission

     On October 9, 2003, the Company announced that it had received a request for information from the Securities and Exchange Commission in connection with an informal inquiry. The request seeks historical financial and related information, including information pertaining to the accounting treatment of $22 million recovered from vitamin manufacturers who were found to have overcharged the Company. The Company intends to cooperate fully and provide all information required to satisfy the request.

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

99.01       Statement Regarding Forward-Looking Information (1)


--------------

            (1) Included as an exhibit to the Registrant's Annual Report on Form 10-K filed September 29, 2003 (File No. 1-11373) and incorporated herein by reference.


(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARDINAL HEALTH, INC.




Date:    November 14, 2003        /s/  Robert D. Walter
                                  ----------------------------------------
                                  Robert D. Walter
                                  Chairman and
                                  Chief Executive Officer


                                  /s/  Richard J. Miller
                                  ----------------------------------------
                                  Richard J. Miller
                                  Executive Vice President and Chief Financial
                                  Officer