Form 10-Q
period 2003-12-31
CARDINAL HEALTH INC
filed 2004-02-17
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2003           Commission File Number 1-11373

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

                                  Yes [X] No [ ]

         The number of Registrant's Common Shares outstanding at the close of business on January 31, 2004 was as follows:

                  Common Shares, without par value: 435,008,787

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 2003 and 2002 (unaudited).......................................         3

           Condensed Consolidated Balance Sheets at December 31, 2003 and
           June 30, 2003 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2003 and 2002 (unaudited).............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................................        20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        27

Item 4.    Controls and Procedures............................................................        27

Part II.   Other Information:

Item 1.    Legal Proceedings..................................................................        27

Item 4.    Submission of Matters to a Vote of Security Holders................................        28

Item 6.    Exhibits and Reports on Form 8-K...................................................        29

* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    DECEMBER 31,                   DECEMBER 31,
                                                                2003           2002            2003           2002
                                                            -------------  -------------    -----------  --------------
Operating revenue                                           $    14,093.6  $    12,706.3    $  27,381.9  $     24,122.9
Operating cost of products sold                                  12,922.9       11,626.8       25,128.0        22,036.5
                                                            -------------  -------------    -----------  --------------
Operating gross margin                                            1,170.7        1,079.5        2,253.9         2,086.4

Bulk deliveries to customer warehouses and other                  2,256.8        1,384.7        4,357.2         3,054.2
Cost of products sold - bulk deliveries and other                 2,256.8        1,384.7        4,357.2         3,054.2
                                                            -------------  -------------    -----------  --------------

Bulk gross margin                                                       -              -              -               -

Selling, general and administrative expenses                        586.9          526.2        1,134.5         1,046.9

Special items - merger charges                                        7.8           22.0           16.4            33.4
              - other                                               (11.3)         (59.6)          (6.7)          (52.3)
                                                            -------------  -------------    -----------  --------------

Operating earnings                                                  587.3          590.9        1,109.7         1,058.4

Interest expense and other                                           19.4           31.5           47.4            62.1
                                                            -------------  -------------    -----------  --------------

Earnings before income taxes and discontinued operations            567.9          559.4        1,062.3           996.3

Provision for income taxes                                          187.0          191.9          351.0           340.5
                                                            -------------  -------------    -----------  --------------

Earnings from continuing operations                                 380.9          367.5          711.3           655.8

Loss from discontinued operations (net of tax of $3.1
   and $4.2, respectively, for the three and six months
   ended December 31, 2003)                                          (5.1)             -           (6.9)              -
                                                            -------------  -------------    -----------  --------------

Net earnings                                                $       375.8  $       367.5    $     704.4  $        655.8
                                                            =============  =============    ===========  ==============

Basic earnings per Common Share:

   Continuing operations                                    $        0.88  $        0.83    $      1.63  $         1.48

   Discontinued operations                                          (0.01)             -          (0.02)              -
                                                            -------------  -------------    -----------  --------------

   Net basic earnings per Common Share                      $        0.87  $        0.83    $      1.61  $         1.48
                                                            =============  =============    ===========  ==============

Diluted earnings per Common Share:

   Continuing operations                                    $        0.87  $        0.82    $      1.61  $         1.45

   Discontinued operations                                          (0.01)             -          (0.02)              -
                                                            -------------  -------------    -----------  --------------

   Net diluted earnings per Common Share                    $        0.86  $        0.82    $      1.59  $         1.45
                                                            =============  =============    ===========  ==============

Weighted average number of Common Shares outstanding:
   Basic                                                            433.2          442.0          436.8           444.1
   Diluted                                                          439.0          450.0          442.8           452.1

Cash dividends declared per Common Share                    $       0.030  $       0.025    $     0.060  $        0.050

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                 DECEMBER 31,           JUNE 30,
                                                                                     2003                 2003
                                                                                ---------------     ----------------
ASSETS
    Current assets:
      Cash and equivalents                                                      $         544.3     $        1,724.0
      Trade receivables, net                                                            3,369.3              2,784.4
      Current portion of net investment in sales-type leases                              192.2                171.8
      Inventories                                                                       8,543.8              7,623.3
      Prepaid expenses and other                                                          736.8                776.0
      Assets held for sale from discontinued operations                                   151.8                170.1
                                                                                ---------------     ----------------

        Total current assets                                                           13,538.2             13,249.6
                                                                                ---------------     ----------------

    Property and equipment, at cost                                                     3,945.4              3,755.3
    Accumulated depreciation and amortization                                          (1,768.1)            (1,665.8)
                                                                                ---------------     ----------------
    Property and equipment, net                                                         2,177.3              2,089.5

    Other assets:
      Net investment in sales-type leases, less current portion                           515.0                557.3
      Goodwill and other intangibles, net                                               2,897.7              2,332.3
      Other                                                                               390.3                292.7
                                                                                ---------------     ----------------

        Total                                                                   $      19,518.5     $       18,521.4
                                                                                ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                                      $           1.5     $              -
      Current portion of long-term obligations                                            251.7                228.7
      Accounts payable                                                                  6,349.0              5,288.4
      Other accrued liabilities                                                         1,791.1              1,733.0
      Liabilities from discontinued operations                                             72.0                 64.3
                                                                                ---------------     ----------------

        Total current liabilities                                                       8,465.3              7,314.4
                                                                                ---------------     ----------------

    Long-term obligations, less current portion                                         2,472.4              2,471.9
    Deferred income taxes and other liabilities                                           988.5                977.0

    Shareholders' equity:
      Preferred Stock, without par value
        Authorized - 0.5 million shares, Issued - none                                        -                    -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 469.5 million
        shares and 467.2 million shares at December 31, 2003
        and June 30, 2003, respectively                                                 2,486.6              2,403.7
      Retained earnings                                                                 7,195.3              6,517.3
      Common Shares in treasury, at cost, 35.5 million shares
        and 18.8 million shares at December 31, 2003 and
        June 30, 2003, respectively                                                    (2,113.3)            (1,135.8)
      Other comprehensive income/(loss)                                                    30.7                (19.2)
      Other                                                                                (7.0)                (7.9)
                                                                                ----------------    ----------------
        Total shareholders' equity                                                      7,592.3              7,758.1
                                                                                ----------------    ----------------

        Total                                                                   $      19,518.5     $       18,521.4
                                                                                ================    ================

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                       2003               2002
                                                                                 --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations                                          $        711.3     $         655.8
    Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
       Depreciation and amortization                                                      143.2               126.5
       Provision for bad debts                                                             (2.7)               10.5
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                    (488.3)             (327.8)
        Increase in inventories                                                          (861.3)             (952.3)
        Decrease in net investment in sales-type leases                                    22.0               136.2
        Increase in accounts payable                                                      964.3               590.0
        Other accrued liabilities and operating items, net                                 59.9               120.0
                                                                                 --------------     ---------------

    Net cash provided by operating activities                                             548.4               358.9
                                                                                 --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired and proceeds
       from divestitures                                                                 (499.1)               (7.8)
    Proceeds from sale of property, equipment and other assets                              5.2                33.8
    Additions to property and equipment                                                  (164.1)             (172.3)
                                                                                 --------------     ---------------

    Net cash used in investing activities                                                (658.0)             (146.3)
                                                                                 --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                      0.6                (0.7)
    Reduction of long-term obligations                                                   (202.8)              (13.1)
    Proceeds from long-term obligations, net of issuance costs                             78.5                 6.1
    Proceeds from issuance of Common Shares                                                80.0                77.0
    Purchase of treasury shares                                                        (1,000.0)             (642.7)
    Dividends on Common Shares                                                            (26.4)              (22.3)
                                                                                 --------------     ---------------

    Net cash used in financing activities                                              (1,070.1)             (595.7)
                                                                                 --------------     ---------------

NET DECREASE IN CASH AND EQUIVALENTS                                                   (1,179.7)             (383.1)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,724.0             1,382.0
                                                                                 --------------     ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $        544.3     $         998.9
                                                                                 ==============     ===============

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

     RECENT FINANCIAL ACCOUNTING STANDARDS. In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revision relates to employers' disclosures about pension plans and other postretirement benefit plans. It does not alter the measurement or recognition provisions of the original Statement 132. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

     In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation defines when a business enterprise must consolidate a variable interest entity. The Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Interpretation provisions apply to all other types of variable interest entities for financial statement periods ending after March 15, 2004. The Company does not have any material unconsolidated variable interest entities as of December 31, 2003, that would require consolidation. See Note 4 in the "Notes to Consolidated Financial Statements" in the 2003 Form 10-K for discussion of the Company's special purpose accounts receivable and financing entity which is included in the consolidated financial statements. Adoption of the subsequent provisions of the Interpretation are not expected to have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No.
133. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. At December 31, 2003, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Except for costs related to restricted stock and restricted stock units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per Common Share after adjusting for anticipated plan changes if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                            For the Three Months                For the Six Months
                                                                    Ended                             Ended
(in millions)                                                   December 31,                       December 31,
                                                             2003            2002              2003           2002
                                                        -----------------------------      ----------------------------
Net earnings, as reported                               $        375.8   $      367.5      $       704.4  $       655.8
Stock based employee compensation expense
 included in net earnings, net of related tax effects              0.5            0.4                0.9            0.9
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects                                      (27.1)         (22.5)             (48.9)         (40.2)
                                                        -----------------------------      ----------------------------
Pro forma net earnings                                  $        349.2   $      345.4      $       656.4  $       616.5
                                                        =============================      ============================

                                                            For the Three Months                For the Six Months
                                                                    Ended                             Ended
                                                                December 31,                       December 31,
                                                             2003            2002              2003           2002
                                                            ----------------------            ---------------------
Basic earnings per Common Share:
 As reported                                                $ 0.87          $ 0.83            $ 1.61         $ 1.48
 Pro forma basic earnings per Common Share                  $ 0.81          $ 0.78            $ 1.50         $ 1.39

Diluted earnings per Common Share:
 As reported                                                $ 0.86          $ 0.82            $ 1.59         $ 1.45
 Pro forma diluted earnings per Common Share                $ 0.80          $ 0.77            $ 1.48         $ 1.36

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

     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2003 and 2002:

                                                  For the Three Months Ended       For the Six Months Ended
                                                         December 31,                    December 31,
(in millions)                                         2003           2002             2003          2002
-----------------------------------------------------------------------------------------------------------
Weighted-average shares - basic                       433.2          442.0           436.8          444.1
Effect of dilutive securities:
     Employee stock options                             5.8            8.0             6.0            8.0
-----------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted                     439.0          450.0           442.8          452.1
===========================================================================================================

     The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2003 and 2002, were 32.5 million and 21.5 million, respectively, and for the six months ended December 31, 2003 and 2002, were 32.5 million and 21.7 million, respectively.

     On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

3.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three and six months ended December 31, 2003 and 2002:

                                                     For the Three Months Ended       For the Six Months Ended
                                                            December 31,                      December 31,
(in millions)                                         2003               2002            2003              2002
                                                   -----------       ------------     -----------      ------------
Net earnings                                       $     375.8       $      367.5     $     704.4      $      655.8
Foreign currency translation adjustment                   58.8               19.6            49.9              28.2
Net unrealized gain/(loss) on derivative
  instruments                                             (3.2)              (2.9)              -              12.4
                                                   -----------       ------------     -----------      ------------
Total comprehensive income                         $     431.4       $      384.2           754.3      $      696.4
                                                   ===========       ============     ===========      ============

4.   BUSINESS COMBINATION COSTS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the special items for the three and six months ended December 31, 2003 and 2002.

                                                        Three Months Ended               Six Months Ended
Special Items Expense/(Income)                             December 31,                    December 31,
------------------------------------------------------------------------------------------------------------
(in millions)                                         2003          2002            2003             2002
------------------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                            $   5.5      $     11.8       $     7.1        $    15.0
  Pharmaceutical distribution center consolidation      0.1             4.7             0.1              9.8
  Asset impairments & other exit costs                  0.2             1.5             0.4              2.0
  Purchase acquisition foreign exchange rate
    hedge                                              (3.0)              -            (3.0)               -
  Other integration costs                               5.0             4.0            11.8              6.6
------------------------------------------------------------------------------------------------------------
Total merger-related costs                          $   7.8      $     22.0       $    16.4        $    33.4
------------------------------------------------------------------------------------------------------------

Other Special Items:
 Employee-related costs                             $   0.7      $      1.4       $     1.6        $     1.4
 Manufacturing facility closures & restructurings       0.4            11.0             6.2             21.2
 Litigation settlements                               (24.2)          (89.9)          (26.9)           (92.8)
 Asset impairments & other                             11.8            17.9            12.4             17.9
------------------------------------------------------------------------------------------------------------
Total other special items                           $ (11.3)     $    (59.6)      $    (6.7)       $   (52.3)
------------------------------------------------------------------------------------------------------------

Total special items                                 $  (3.5)     $    (37.6)      $     9.7        $   (18.9)
Tax effect of special items                             0.2            15.5            (4.3)            12.4
------------------------------------------------------------------------------------------------------------
Net effect of special items                         $  (3.3)     $    (22.1)      $     5.4        $    (6.5)
============================================================================================================
Net (increase)/decrease in Diluted EPS              $ (0.01)     $    (0.05)      $    0.01        $   (0.01)
============================================================================================================

MERGER-RELATED COSTS

     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and six months ended December 31, 2003, were primarily a result of the acquisition of Syncor International Corporation ("Syncor"). The merger-related costs recognized during the three and six months ended December 31, 2002, were primarily a result of the acquisitions of Bindley Western Industries, Inc. ("Bindley") and R.P. Scherer Corporation ("Scherer"). The following paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

     EMPLOYEE-RELATED COSTS. During the periods shown in the table above, the Company incurred employee-related costs associated with certain merger and acquisition transactions. For the three and six months ended December 31, 2003, the employee-related costs of $5.5 million and $7.1 million, respectively, consisted primarily of retention bonuses and severance paid as a result of the Syncor acquisition. The Syncor acquisition is expected to result in approximately 150 employees being terminated, of which approximately 100 employees had been terminated as of December 31, 2003. For the three months ended December 31, 2002, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the three and six months ended December 31, 2002, primarily related to amortization expense of non-compete agreements associated with the Bindley and Allegiance Corporation ("Allegiance") merger transactions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During the three and six months ended December 31, 2003, the Company incurred charges of $0.1 million associated with its plan to close and consolidate Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the acquisition of Bindley, as compared to $4.7 million and $9.8 million, respectively, for the comparable periods in fiscal 2003. During the three and six months ended December 31, 2002, the Company incurred employee-related costs of $2.3 million and $3.2 million, respectively, primarily from the termination of approximately 1,250 employees due to the distribution center closures. The remaining merger-related items recorded during the three and six months ended December 31, 2002, primarily related to exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, contract and lease termination costs and duplicate salary costs incurred during the shutdown periods.

     ASSET IMPAIRMENTS & OTHER EXIT COSTS. During the three and six months ended December 31, 2003, the Company incurred asset impairments and other exit costs of $0.2 million and $0.4 million, respectively, as compared to $1.5 million and $2.0 million, respectively, during the comparable periods in fiscal 2003. The asset impairment costs incurred during the three and six months ended December 31, 2003, related primarily to the integration of acquired companies into the Company's overall information technology system structure. Also, exit costs associated with plans to consolidate operations as a result of the Syncor acquisition were incurred during the three and six months ended December 31, 2003. Costs during the three and six months ended December 31, 2002, primarily related to asset impairments and lease terminations incurred internationally as a result of the Scherer acquisition, as well as expenses incurred to relocate physical assets due to the closure and consolidation of Bergen Brunswig Medical Corporation ("BBMC") facilities.

     PURCHASE ACQUISITION FOREIGN EXCHANGE RATE HEDGE. During the three months ended December 31, 2003, the Company recorded income of approximately $3.0 million related to two foreign currency hedges purchased in connection with The Intercare Group, plc ("Intercare") acquisition (see Note 10 for additional information regarding this acquisition). The Company paid premiums of approximately $1.1 million to purchase two hedges protecting against foreign currency fluctuations associated with the Intercare purchase price. These hedges settled during the quarter ended December 31, 2003, and resulted in a gain for the Company of approximately $4.1 million.

     OTHER INTEGRATION COSTS. The Company incurred other integration costs during the three and six months ended December 31, 2003, of $5.0 million and $11.8 million, respectively, as compared to $4.0 million and $6.6 million, respectively, during the comparable periods in fiscal 2003. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.

OTHER SPECIAL ITEMS

     EMPLOYEE-RELATED COSTS. During the three and six months ended December 31, 2003 and 2002, the Company recorded employee-related costs associated with certain restructuring plans executed by the Company. The following paragraphs provide additional details regarding these restructuring plans.

     During the three months ended December 31, 2003, the Company recorded $0.7 million of employee-related costs associated with a European restructuring plan within the Oral Technologies business, a business unit within the Pharmaceutical Technologies and Services segment. The charges primarily represent severance accrued upon communication of terms to employees. The restructuring plan was completed by December 31, 2003, and resulted in the termination of approximately 50 employees.

     As previously discussed in the Company's Form 10-Q for the fiscal quarter ended September 30, 2003, and incorporated herein by reference, the Company incurred employee-related costs of $0.9 million related to a realignment plan implemented within the Healthcare Marketing Services business, a business unit within the Pharmaceutical Technologies and Services segment.

     During the three and six months ended December 31, 2002, the Company incurred $1.4 million of employee-related costs associated with the restructuring of certain operations within the Pharmaceutical Distribution and Provider Services segment. The charges primarily represent severance accrued upon communication of terms to employees. The restructuring plan was completed by June 30, 2003, and resulted in the termination of approximately 30 employees.

     MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During the three and six months ended December 31, 2003, the Company recorded a total of $0.4 million and $6.2 million, respectively, as special items related to the closure and/or restructuring of certain manufacturing facilities, as compared to $11.0 million and $21.2 million, respectively, during the comparable periods in fiscal 2003. These closure and/or restructuring activities occurred within the Medical Products and Services and the Pharmaceutical Technologies and Services segments.

     During fiscal 2003 and 2004, the Company initiated plans to close and/or restructure certain manufacturing facilities within the Medical Products and Services segment. In connection with the implementation of these plans, the Company incurred costs totaling $0.4 million and $5.3 million, respectively, during the three and six months ended December 31, 2003, as compared to $5.9 million and $16.2 million, respectively, during the comparable periods in fiscal 2003. These charges included asset impairment costs of $0.4 million and $1.9 million, respectively, during the three and six months ended December 31, 2003, as compared to $1.4 million and $8.9 million, respectively, during the comparable periods in fiscal 2003. The restructuring charges during the six months ended December 31, 2003, also included employee-related costs of $2.8 million, as compared to $3.3 million and $4.6 million, respectively, during the three and six months ended December 31, 2002, the majority of which represent severance accrued upon communication of terms to employees. The remaining charges during the three and six months ended December 31, 2003 and 2002, primarily related to exit costs incurred to relocate physical assets. Some of the restructuring plans were completed during fiscal 2003, while other plans will be completed throughout fiscal 2004 and 2005. These restructuring plans will result in the termination of approximately 1,600 employees, of which approximately 1,075 employees had been terminated as of December 31, 2003.

     During the first quarter of fiscal 2004, the Company recorded charges of $0.9 million which represents the remaining lease obligations for a facility that was vacated as a result of a restructuring plan completed during fiscal 2003 within the Pharmaceutical Technologies and Services segment.

     During the three and six months ended December 31, 2002, the Company incurred costs of $5.0 million related to plans to close and/or restructure certain manufacturing facilities within the Pharmaceutical Technologies and Services segment. In connection with the implementation of these plans, the Company incurred asset impairment charges, severance costs and exit costs, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. As a result of these restructuring plans, the Company terminated approximately 75 employees. These restructuring plans were substantially completed during fiscal 2003 and the first half of fiscal 2004.

     LITIGATION SETTLEMENTS. During the three and six months ended December 31, 2003, the Company recorded income from litigation settlements of $24.2 million and $26.9 million, respectively, as special items, as compared to $89.9 million and $92.8 million, respectively, during the comparable periods in fiscal 2003. The $24.2 million recorded during the three months ended December 31, 2003, resulted from the settlement of antitrust claims alleging that certain pharmaceutical drug manufacturers took improper actions to delay or prevent generic drug competition. The remaining settlements during the six months ended December 31, 2003, and all the settlements during the three and six months ended December 31, 2002, resulted from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through December 31, 2003 was $140.9 million (net of attorney fees, payments due to other interested parties and expenses withheld). While the Company continues to have pending claims with smaller vitamin manufacturers, the total amount of future recovery is not currently estimable, but the Company believes it is not likely to be a material amount.

     ASSET IMPAIRMENTS & OTHER. During the three and six months ended December 31, 2003, the Company incurred asset impairments and other charges of $11.8 million and $12.4 million, respectively, as compared to $17.9 million during the comparable periods in fiscal 2003. During the three months ended December 31, 2003 and 2002, $10.9 million and $10.1 million, respectively, related to asset impairment charges resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. The remaining charges of $1.5 million during the six months ended December 31, 2003, related to a plan to restructure the Company's delivery of information technology infrastructure services. The remaining $7.8 million during the six months ended December 31, 2002, related to a one-time writeoff of design, tooling and development costs.

ACCRUAL ROLLFORWARD

     The following table summarizes the activity related to the liabilities associated with the Company's special items during the six months ended December 31, 2003.

                                               For the Six
                                              Months Ended
(in millions)                               December 31, 2003
                                            -----------------
Balance at June 30, 2003                         $ 45.7
Additions(1)                                       36.6
Payments                                          (45.6)
                                                 ------
Balance at December 31, 2003                     $ 36.7
                                                 ======

    (1) Amount represents items that have been either expensed as incurred or accrued according to generally accepted accounting principles. This amount does not include litigation settlement income of $26.9 million recorded as a special item during the six months ended December 31, 2003.

     Also, in connection with the restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of December 31, 2003, the Company paid $11.1 million of employee-related costs and $0.5 million associated with the facility closures.

SUMMARY

     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $70 million (approximately $45 million net of tax). This estimate is subject to adjustment pending resolution of Syncor acquisition-related litigation contingencies. The Company believes it will incur these costs to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed when incurred.

5.   SEGMENT INFORMATION

     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously included within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. Also during the first quarter of fiscal 2004, the Company transferred its clinical information business, previously included within the Automation and Information Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. These transfers were done to better align business operations. Prior period financial results have not been restated as each of these businesses is not significant within the respective segments, and, therefore, the transfers did not have a material impact on each segment's growth rates. The Company has not made any material changes in the segments reported or the measurement basis of segment profit or loss from the information provided in the 2003 Form 10-K.

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

     The Pharmaceutical Technologies and Services segment provides services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. It also provides comprehensive packaging, radiopharmaceutical manufacturing and distribution, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services. During the three months ended December 31, 2003, the Company completed its acquisition of Intercare. The results of Intercare's operations for the period following the completion of the transaction have been included within this segment for the quarter ended December 31, 2003. See Note 10 for additional information regarding the Intercare acquisition.

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

       The following tables include revenue and operating earnings for the three and six months ended December 31, 2003 and 2002, for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

NET REVENUE                                              For the Three Months Ended         For the Six Months Ended
(in millions)                                                   December 31,                       December 31,
                                                             2003            2002             2003            2002
                                                        -----------------------------     -----------------------------
Operating revenue:
  Pharmaceutical Distribution and Provider Services     $   11,414.5     $   10,505.4     $   22,238.4     $   19,823.7
  Medical Products and Services                              1,839.2          1,638.8          3,572.4          3,234.3
  Pharmaceutical Technologies and Services                     658.9            416.1          1,265.4            803.3
  Automation and Information Services                          187.4            164.5            330.1            298.3
  Corporate (1)                                                 (6.4)           (18.5)           (24.4)           (36.8)
                                                        -----------------------------     -----------------------------
Total operating revenue                                     14,093.6         12,706.3         27,381.9         24,122.9
                                                        =============================     =============================
Bulk deliveries to customer warehouses and other:
  Pharmaceutical Distribution and Provider Services          2,208.5          1,336.9          4,268.0          2,967.7
  Pharmaceutical Technologies and Services                      48.3             47.8             89.2             86.5
                                                        -----------------------------     -----------------------------
Total bulk deliveries to customer warehouses and
  other                                                 $    2,256.8     $    1,384.7     $    4,357.2     $    3,054.2
                                                        =============================     =============================

OPERATING EARNINGS                                      For the Three Months Ended         For the Six Months Ended
(in millions)                                                  December 31,                       December 31,
                                                             2003            2002              2003            2002
                                                        -----------------------------     -----------------------------
Operating earnings:
  Pharmaceutical Distribution and Provider Services     $      271.0     $      295.0     $      537.0     $      556.8
  Medical Products and Services                                160.2            143.6            310.4            282.3
  Pharmaceutical Technologies and Services                     112.9             85.1            219.9            157.8
  Automation and Information Services                           79.6             69.3            132.6            115.5
  Corporate (2)                                                (36.4)            (2.1)           (90.2)           (54.0)
                                                        -----------------------------     -----------------------------
Total operating earnings                                $      587.3     $      590.9     $    1,109.7     $    1,058.4
                                                        =============================     =============================

(1) Corporate operating revenue primarily consists of foreign currency translation adjustments and the elimination of intersegment revenues.

(2) Corporate operating earnings include special items of $3.5 million and $37.6 million in the three-month periods ended December 31, 2003 and 2002, respectively, and ($9.7) million and $18.9 million for the six-month periods ended December 31, 2003 and 2002, respectively. See
         Note 4 for further discussion of the Company's special items. Corporate operating earnings also include unallocated corporate administrative expenses and investment spending.

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

     As of December 31, 2003, there were 102 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds twenty-five. Based on the significant differences in the range of damages sought and based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

     Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 834 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of December 31, 2003, Allegiance had resolved more than eighty-five percent of these cases. About twenty percent of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor have all the settled claims, in the aggregate, comprised a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint which added three new individual defendants and includes new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company filed a Motion to Dismiss the second amended complaint and, on November 20, 2003, the Court denied the motion. The Company believes the allegations made in the second amended complaint, as with the original complaint, are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed.

Shareholder Litigation against Syncor

     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003 and on December 12, 2003, the Court granted the motion to dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants.

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

      A proposed class action complaint was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related proposed class action complaint was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. Another related proposed class action complaint, captioned Thompson
v. Syncor International Corp., et al, was filed on January 14, 2004, against the Company, Syncor and certain individual defendants. These related suits allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"). It is expected that these related suits will be consolidated. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and intends to fully cooperate in its investigation.

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

Other Matters

     For information relating to antitrust claims against certain vitamins manufacturers, and antitrust claims against certain pharmaceutical manufacturers, see the Litigation Settlements discussion in Note 4.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six months ended December 31, 2003, were as follows:

                                            Pharmaceutical    Medical                      Automation
                                             Distribution    Products    Pharmaceutical        and
                                             and Provider      and        Technologies    Information
(in millions)                                  Services      Services     and Services       Services       Total
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                       $ 96.1        $  694.7      $1,423.2          $50.7         $2,264.7
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other(1)           62.6             1.0         511.7              -            575.3
Goodwill related to the divestiture of
  businesses                                        -               -          (4.3)             -             (4.3)
Transfer(2)                                      31.6           (31.6)            -              -                -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $190.3        $  664.1      $1,930.6          $50.7         $2,835.7
===================================================================================================================

     (1) During the second quarter of fiscal 2004, the Company completed the acquisitions of Intercare and Medicap Pharmacies, Inc. ("Medicap"), resulting in preliminary goodwill allocations of $481.8 million and $62.5 million, respectively. See Note 10 for additional information regarding these acquisitions. During the six months ended December 31, 2003, the Company also finalized the Syncor purchase price allocation resulting in a goodwill reduction of $6.9 million. The remaining amounts represent goodwill acquired from immaterial acquisitions, purchase price adjustments from prior period acquisitions and foreign currency translation adjustments.

     (2) During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously reported within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment to better align business operations. This transfer resulted in approximately $31.6 million of goodwill being reclassed between the segments.

     The purchase price allocations for the Intercare and Medicap acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of acquired intangible assets and certain other matters. As indicated in
Note 1 above, the preliminary purchase price allocations resulted in goodwill of $481.8 million and $62.5 million, respectively. Initial valuations relating to acquired intangible assets have not been completed; therefore, all excess purchase price has been allocated to goodwill resulting in no amortization expense during the quarter ended December 31, 2003, for identified intangibles from these acquisitions. However, due to the short period of time between the acquisition dates and quarter-end, the impact of not amortizing identified intangibles would not be material.

      All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of June 30 and December 31, 2003, was as follows:

                                               Gross         Accumulated        Net
 (in millions)                              Intangible       Amortization    Intangible
---------------------------------------------------------------------------------------
June 30, 2003
  Trademarks and patents                      $ 48.1            $20.8          $27.3
  Non-compete agreements                        27.3             21.9            5.4
  Other                                         49.6             14.7           34.9
---------------------------------------------------------------------------------------
   Total                                      $125.0            $57.4          $67.6
---------------------------------------------------------------------------------------
December 31, 2003
  Trademarks and patents                      $ 48.5            $22.2          $26.3
  Non-compete agreements                        29.2             24.3            4.9
  Other                                         47.1             16.3           30.8
---------------------------------------------------------------------------------------
   Total                                      $124.8            $62.8          $62.0
---------------------------------------------------------------------------------------

     See discussion above for information regarding intangible assets acquired from the Intercare and Medicap transactions.

     Amortization expense for the three months ended December 31, 2003 and 2002, was $2.4 million and $0.9 million, respectively, and for the six months ended December 31, 2003 and 2002 was $4.7 million and $1.7 million, respectively.

     Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)                      2004          2005         2006         2007         2008
--------------------------------------------------------------------------------------------
Amortization expense               $9.4          $8.9         $8.5         $7.8         $4.9

8.   GUARANTEES

     The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2003, the maximum amount the Company could be required to reimburse was $386.8 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.6 million recorded as of December 31, 2003, related to these agreements.

     In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations, if any, cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of material liability being triggered under these indemnification obligations is not significant.

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

9.   DISCONTINUED OPERATIONS

     In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by the end of the third quarter of fiscal 2004. The net assets for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

     The results of discontinued operations for the three and six months ended December 31, 2003 and 2002, are summarized as follows:


                                                      Three                                  Six
                                                    Months Ended                          Months Ended
                                                    December 31,                          December 31,
(in millions)                                 2003                 2002             2003                  2002
                                         -----------------------------------   --------------------------------------
Revenue                                      $24.7                 $   -             $50.9                 $   -

Loss before income taxes                      (8.2)                    -             (11.1)                    -
Income tax benefit                             3.1                     -               4.2                     -
                                         -----------------------------------   --------------------------------------
Loss from discontinued operations            $(5.1)                $   -             $(6.9)                $   -
                                         ===================================   ======================================

     Interest expense allocated to discontinued operations for the three and six months ended December 31, 2003, was $0.1 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

     At December 31 and June 30, 2003, the major components of assets and liabilities of the discontinued operations were as follows:

                                   December 31,          June 30,
(in millions)                          2003                2003
                                  -------------       -------------
Current assets                    $     43.6          $     49.9
Property and equipment, net             51.8                63.2
Other assets                            56.4                57.0
                                  -------------       -------------
  Total assets                    $    151.8          $    170.1
                                  =============       =============

Current liabilities               $     50.7          $     35.6
Long term debt and other                21.3                28.7
                                  -------------       -------------
  Total liabilities               $     72.0          $     64.3
                                  =============       =============

     Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

10.  ACQUISITIONS

     Intercare Group, plc

     During December 2003, the Company completed the purchase of Intercare, a leading European pharmaceutical products and services company. The acquisition expands the Company's global reach by increasing its scale of proprietary sterile manufacturing and broadening its participation in the fast-growing European generic (including manufacturing capabilities) and injectible product market.

     The cash transaction was valued at approximately $570 million, including the repayment of approximately $150 million in Intercare debt. The results of Intercare's operations for the period following the completion of the transaction have been reported within the Company's Pharmaceutical Technologies and Services segment for the quarter ended December 31, 2003.

     See Note 7 for discussion of Intercare's preliminary purchase price allocation.

     Medicap Pharmacies, Inc.

     During December 2003, Medicine Shoppe International, Inc. ("Medicine Shoppe"), a wholly-owned subsidiary of the Company, completed the acquisition of Medicap, a franchisor of 181 pharmacies across 34 states. This acquisition will add to the geographic reach of the Company's existing franchise pharmacy operations.

     The cash transaction was valued at approximately $69 million, including the repayment of approximately $10 million in Medicap debt. The results of Medicap's operations for the period following the completion of the transaction have been reported within the Company's Pharmaceutical Distribution and Provider Services segment.

     See Note 7 for discussion of Medicap's preliminary purchase price allocation.

     Supplemental pro forma results of operations are not disclosed as the impact to the Company of the acquisitions of Intercare and Medicap during the three and six months ended December 31, 2003, individually and in the aggregate, were not material.

11.  OFF-BALANCE SHEET TRANSACTIONS

     During the six months ended December 31, 2003 and 2002, the Company entered into two separate agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $164.2 million and $200.0 million, respectively. An immaterial gain was recognized from each of these transactions, which was classified as operating revenue within the Company's results of operations. In order to qualify for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company formed two wholly-owned, special purpose, bankruptcy-remote entities (the "SPEs") of Pyxis Corporation, a wholly-owned subsidiary of the Company, and the SPEs formed two wholly-owned, qualified special purpose entities (the "QSPEs") to effectuate the removal of the lease receivables from the Company's consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the SPEs and does not consolidate the QSPEs. Both the SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 2003, and June 30, 2003, and the condensed consolidated statements of earnings for the three and six-month periods ended December 31, 2003 and 2002.

     This discussion and analysis should be read together with management's discussion and analysis included in the 2003 Form 10-K.

     Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and beginning on page 8 of the 2003 Form 10-K and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

EXECUTIVE-LEVEL OVERVIEW

     The following summarizes the Company's results of operations for the three and six-month periods ended December 31, 2003.

                                                     Three Months Ended                     Six Months Ended
(in millions, except per Common Share                   December 31,                          December 31,
                                             -----------------------------------   -----------------------------------
amounts)                                     Growth (1)       2003        2002     Growth (1)       2003        2002
----------------------------------------------------------------------------------------------------------------------
Operating revenue                                11%       $14,093.6   $12,706.3      14%        $27,381.9   $24,122.9
Operating earnings                               (1)%      $   587.3   $   590.9       5%        $ 1,109.7   $ 1,058.4
Earnings from continuing operations               4%       $   380.9   $   367.5       8%        $   711.3   $   655.8
Net earnings                                      2%       $   375.8   $   367.5       7%        $   704.4   $   655.8
Diluted earnings per Common Share                 5%       $    0.86   $    0.82      10%        $    1.59   $    1.45

     (1) Growth is calculated as the change (increase or decrease) for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002.

     The results of operations during the three and six months ended December 31, 2003, reflect the breadth of products and services the Company offers and the increasing demand for the Company's diverse portfolio of products and services, which led to strong revenue growth in every segment of the Company. The Company continues to experience strong demand for integrated solutions from health care providers. These solutions include products and services from multiple lines of businesses within the Company. These unique agreements currently represent more than $6 billion of annual sales.

     The Company has four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. The Company generated strong operating earnings within its Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services segments. These three segments now comprise over one-half of the Company's operating earnings. The strong performances within those three segments was offset by reduced earnings within the Pharmaceutical Distribution and Provider Services segment, as further discussed below.

     The Company's Pharmaceutical Distribution and Provider Services segment is in transition in its business model from a "buy and hold," inventory accumulation model to a "just-in-time," fee-for-service model. Historically, one way the Company obtained value from manufacturers was by buying inventories from them, holding those inventories and generating margins on the subsequent sale of that inventory after pharmaceutical prices increased. The Company is currently working with its pharmaceutical manufacturing vendors to transition towards a "just-in-time," fee-for-service business model where the

Company will be compensated for the many services it provides the manufacturer. The Company has incurred mismatches in its vendor margins period over period while this transition is occurring. The Company anticipates this business model transition to continue through the remainder of the current fiscal year as well as into fiscal 2005. However, the Company believes that the most severe of the vendor margin mismatches occurred in the quarter ended December 31, 2003, causing this segment to experience an 8% decline in operating earnings during that quarter. The Company does not expect this trend to continue. As the transition occurs, future periods should gradually evolve to reflect the new model, under which earnings growth should more closely approximate revenue growth.

         This transition to a new business model has also affected the Company's operating revenues. While the overall demand for the Company's products has not changed, how the Company fills certain orders has changed. The previous "buy and hold" model resulted in the Company holding large quantities of inventories and filling certain "bulk" orders through the Company's inventory on-hand. These types of sales were classified as "Bulk from Stock" and were reported within operating revenue. With the transition to this new business model, the Company will hold less inventory, and therefore will not fill these orders from its own stock with the same frequency, but rather will act more as a pass-through entity and record the revenue within its "Bulk Deliveries to Customer Warehouses" line within the income statement.

         The Company and certain pharmaceutical and medical-surgical product manufacturers are in discussions regarding the risks of counterfeit products in the supply chain and the manufacturers' concerns regarding the impact of secondary market distribution on counterfeiting. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.

         The Medicare Prescription Drug, Improvement, and Modernization Act (the "Medicare Act") was passed by Congress and enacted by President Bush on December 8, 2003. The Medicare Act is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits effective in 2006 with an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, the Company believes the Medicare Act may create additional volume demand and provide incentives for additional utilization of generic drugs, both of which have potentially positive implications for the Company's pharmaceutical distribution business.

         During the three months ended December 31, 2003, the Company completed acquisitions of Intercare and Medicap. The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the health care industry. This trend has resulted in expansion into service areas which (a) complement the Company's existing operations, and (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business. As the health care industry continues to change, the Company continually evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger and acquisition related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

GENERAL

         The following discussions provide details regarding the results of operations of the Company's four operating business segments. See Note 5 in "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS

Operating Revenue

                                                    Three Months Ended                   Six Months Ended
                                                        December 31,                        December 31,
                                             --------------------------------    --------------------------------
                                                            Percent of Total                    Percent of Total
                                                           Operating Revenues                  Operating Revenues
                                             --------------------------------    --------------------------------
                                             Growth (1)     2003       2002      Growth (1)     2003       2002
-----------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
  Services                                        9%         81%        83%         12%          81%        82%
Medical Products and Services                    12%         13%        13%         10%          13%        14%
Pharmaceutical Technologies and Services         58%          5%         3%         58%           5%         3%
Automation and Information Services              14%          1%         1%         11%           1%         1%

Total Company                                    11%        100%       100%         14%         100%       100%
-----------------------------------------------------------------------------------------------------------------

         (1) Growth is calculated as the change (increase or decrease) in the operating revenue for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002.

         TOTAL COMPANY. Total operating revenue for the three and six months ended December 31, 2003, increased 11% and 14%, respectively, compared to the same periods of the prior year. These increases resulted from a higher sales volume across each of the Company's segments; revenue growth from existing customers; addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company's diverse offerings; addition of new products; and pharmaceutical price increases. The Company's revenue growth was adversely impacted by the decline in "Bulk from Stock" sales, as was described within the "Executive-Level Overview" section.

         PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's operating revenue growth of 9% and 12%, respectively, during the three and six months ended December 31, 2003, resulted from strong sales to customers within this segment's core pharmaceutical distribution business. "Store Door Sales" (sales in which the Company breaks down bulk pharmaceuticals to customize orders for delivery directly to the health care providers) within the pharmaceutical distribution business showed particular strength, increasing 23% and 25% during the three and six months ended December 31, 2003. The increase in "Store Door Sales" was primarily due to increased sales volume to new and existing customers and pharmaceutical price increases. This segment's growth was dampened by the impact of declining "Bulk from Stock" sales, as was described within the "Executive-Level Overview" section. To fully gauge downstream customer demand within pharmaceutical distribution, three types of sales should be aggregated. These sales types are "Store Door Sales" and "Bulk from Stock" (reported in total as operating revenues) and "Bulk Deliveries to Customer Warehouses." Revenue growth from these total sales activities was 15% and 17% during the three and six months ended December 31, 2003, as compared to the comparable periods a year ago.

         MEDICAL PRODUCTS AND SERVICES. This segment's operating revenue growth of 12% and 10%, respectively, during the three and six months ended December 31, 2003, resulted from increased sales momentum from new and existing contracts within the distribution business, as well as increased sales from new self-manufactured products. New contracts drove an increase in sales of both distributed and self-manufactured products, with sales from the distribution business showing particular strength during the three and six months ended December 31, 2003. Sales of new self-manufactured products, including product enhancements to the Company's existing surgeon gloves, bone-cement delivery systems, thermal therapy products and procedure-based delivery systems, contributed to this segment's revenue growth. This segment's revenue growth has been well above industry averages during the current fiscal year.

         PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's operating revenue growth of 58% during the three and six months ended December 31, 2003, resulted from particularly strong demand within the packaging services, oral technologies and nuclear pharmacy businesses. Packaging services generated solid growth from both organic and new business, in particular new packaging business of AstraZeneca's Crestor(TM). The oral technologies business also contributed solid growth, with Lilly's Zyprexa(R) Zydis, an anti-psychotic drug, and Wyeth's Advil(R) Liquigels showing particular strength. Increased sales within the nuclear pharmacy business also contributed to this segment's growth. This segment's revenue growth benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the prior period numbers. This segment's revenue growth was partially dampened by a delay in the startup of commercial manufacturing of key sterile products from signed contracts, now slated for the third quarter of fiscal 2004.

         AUTOMATION AND INFORMATION SERVICES. This segment's operating revenue growth of 14% and 11%, respectively, during the three and six months ended December 31, 2003, reflected healthy demand in all product categories, with particular sales strength from the medication product lines (such as Pyxis MedStation(R)).

Bulk Deliveries to Customer Warehouses and Other

         The Pharmaceutical Distribution and Provider Services segment reports bulk deliveries made to customers' warehouses as revenue. These sales involve the Company acting as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Fluctuations in bulk deliveries result largely from circumstances that the Company cannot control, including consolidation within customers' industries, decisions by customers to either begin or discontinue warehousing activities and changes in policies by manufacturers related to selling directly to customers. Due to the lack of margin generated through bulk deliveries, fluctuations in their amount have no significant impact on the Company's net earnings.

         The Pharmaceutical Technologies and Services segment records out-of-pocket reimbursements received through its sales and marketing services business as revenue. These out-of-pocket expenses, which generally include travel expenses and other incidental costs, are incurred to fulfill the services required by various contracts. These contracts provide for the customer to reimburse the Company for these expenses. Due to the Company not generating any margin from these reimbursements, fluctuations in their amount have no impact on the Company's net earnings.

Operating Earnings

                                                     Three Months Ended                    Six Months Ended
                                                        December 31,                          December 31,
                                             --------------------------------    --------------------------------
                                                            Percent of Total                    Percent of Total
                                                           Operating Earnings                  Operating Earnings
                                             --------------------------------    --------------------------------
                                             Growth (1)     2003       2002      Growth (1)     2003       2002
-----------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
  Services                                       (8%)        43%         50%         (4%)        45%        50%
Medical Products and Services                    12%         26%         24%         10%         26%        26%
Pharmaceutical Technologies and Services         33%         18%         14%         39%         18%        14%
Automation and Information Services              15%         13%         12%         15%         11%        10%

Total Company (2)                                (1%)       100%        100%          5%        100%       100%
-----------------------------------------------------------------------------------------------------------------

         (1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three and six-month periods ended December 31, 2003, compared to the three and six-month periods ended December 31, 2002.

         (2) The Company's overall operating earnings growth/(decline) of (1%) and 5%, respectively, during the three and six-month periods ended December 31, 2003, includes the effect of special items. Special items are not allocated to the segments. See Note 4 in "Notes to Condensed Consolidated Financial Statements" for further information regarding the Company's special items.

         TOTAL COMPANY. Total operating earnings for the three months ended December 31, 2003, decreased 1% compared to the same period of the prior year, while operating earnings for the six months ended December 31, 2003, increased 5% compared to the same period of the prior year. The overall decrease during the three months ended December 31, 2003, resulted primarily from the impact of the Company's special items, which totaled income of $3.5 million during the three months ended December 31, 2003, as compared to income of $37.6 million during the same period a year ago. The impact of the special items was partially offset by the Company's revenue growth of 11% during the quarter, which yielded an 8% increase in gross margin primarily due to the continued dampening effect of reduced vendor margins and competitive customer pricing pressures within the Pharmaceutical Distribution and Provider Services segment driven by changes to its business model. These changes are discussed further within the "Executive-Level Overview" section.

         The 5% operating earnings growth during the six months ended December 31, 2003, resulted primarily from the Company's revenue growth of 14% during the same time period, which yielded a gross margin increase of 8%. These increases were partially offset by the impact of the Company's special items, which totaled expense of $9.7 million during the six months ended December 31, 2003, as compared to income of $18.9 million during the same period a year ago.

         The growth rates for the three and six months ended December 31, 2003, were positively impacted by the inclusion of Syncor, whose results of operations are not included in the prior period numbers since the acquisition of Syncor was completed January 1, 2003. These growth rates also reflect the increased contributions from the Company's operating segments outside of the Pharmaceutical Distribution and Provider Services segment, which generate higher gross margins and operating earnings (as a percentage of operating revenue). These segments now account for over one-half of the Company's operating earnings.

         The Company continues to leverage its expense structure through disciplined expense control, and the productivity benefits resulting from scale associated with revenue growth and previous investments in automation and technology. Selling, general and administrative expenses as a percentage of revenue were 4.16% and 4.14%, respectively, during the three and six months ended December 31, 2003, as compared to 4.14% and 4.34%, respectively, for the same periods a year ago. The overall increase in operating expenses was primarily a result of the additional expenses resulting from the Syncor acquisition, higher personnel costs associated with the overall business growth and an increase in depreciation and amortization costs. Additionally, the Company continues to invest in research and development and strategic initiatives that will benefit future periods, which are charged against current operating earnings as incurred. The increase in the Company's expenses for the three and six months ended December 31, 2003, was partially offset by adjustments of certain trade receivable reserves due to changes in customer-specific credit exposures as well as improvements in customer credit, billing and collection processes yielding significant reductions in past due and uncollectible accounts.

         PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's operating earnings declines of 8% and 4%, respectively, during the three and six months ended December 31, 2003, resulted from reduced vendor margins, as further discussed within the "Executive-Level Overview," and competitive pricing pressures. These declines were partially offset by this segment's revenue growth of 9% and 12% during the three and six months ended December 31, 2003, as well as strong expense productivity throughout the segment.

         MEDICAL PRODUCTS AND SERVICES. This segment's operating earnings growth of 12% and 10%, respectively, during the three and six months ended December 31, 2003, resulted primarily from this segment's overall revenue growth of 12% and 10%, respectively, during the comparable periods, led by sales momentum in distribution contracts. The gross margin impact of the increased mix of distributed products, as well as increases in raw material costs, principally plastic resin and natural rubber latex, were offset by productivity improvements and strong expense controls.

         PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's operating earnings growth of 33% and 39%, respectively, during the three and six months ended December 31, 2003, resulted from this segment's overall revenue growth of 58% during the comparable periods, as well as from manufacturing efficiencies and strong expense productivity within each of the businesses in the segment. This segment's operating earnings growth also benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the prior period numbers. Since Syncor's operating earnings as a percentage of operating revenue is less than the other business units within this segment, its inclusion had a deleveraging effect on operating earnings growth in comparison to revenue growth. Also, as disclosed in this segment's operating revenue discussion, this segment's operating earnings growth was dampened by a delay in the startup of commercial manufacturing of certain sterile products.

         AUTOMATION AND INFORMATION SERVICES. This segment's operating earnings growth of 15% during the three and six months ended December 31, 2003, resulted from revenue growth of 14% and 11%, respectively, during the comparable periods, combined with operational improvements, strong expense productivity and a reduction in receivable reserves due to improvements in customer-specific credit matters, as well as general improvements in customer credit, billing and collection procedures, which have resulted in significant reductions in past due and uncollectible accounts.

Special Charges

         See Note 4, which is incorporated herein by reference, in "Notes to Condensed Consolidated Financial Statements" for detail of the Company's special items during the three and six months ended December 31, 2003 and 2002.

Interest Expense and Other

         The decrease in interest expense and other of $12.1 million and $14.7 million, respectively, during the three and six months ended December 31, 2003, compared to the same periods in the prior fiscal year, resulted from lower interest rates. The Company also recorded a net gain of approximately $8.9 million related to the sale of a non-strategic business during the second quarter of fiscal 2004.

Provision for Income Taxes

         The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 32.9% and 33.0% for the three and six months ended December 31, 2003, respectively, as compared to 34.3% and 34.2% for the three and six months ended December 31, 2002. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

Loss from Discontinued Operations

         See Note 9 in the "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents decreased to $544.3 million at December 31, 2003, from $1,724.0 million at June 30, 2003. The decrease in cash and equivalents during this period was primarily driven by the repurchase of the Company's shares and the completion of certain strategic acquisitions, partially offset by strong operating cash flows. Each of these drivers is discussed in further detail below.

         Operating cash flow increased 53% during the six months ended December 31, 2003, as compared to the same period a year ago. Operating cash flow was primarily driven by strong earnings from continuing operations, an increase in accounts payable, and the sale of certain sales-type leases during the second quarter of fiscal 2004, as further discussed below. These factors were partially offset by increases in the Company's inventories and trade receivables. The increase in accounts payable is primarily related to the timing of payments related to the Company's increase in inventories during the six months ended December 31, 2003. The increase in inventories was primarily due to continuing increase in customer demand and normal seasonal inventory buying activities. The increase in trade receivables was primarily attributed to sales activity during the first two quarters of fiscal 2004.

         The Company used cash of $658.0 million in investing activities, primarily driven by capital deployment through strategic acquisitions and fixed asset additions. The Company has funded these strategic acquisitions and capital expenditures primarily through internal resources as a result of its strong operating cash flows. For information regarding the acquisitions of Intercare and Medicap, see Note 10 in the "Notes to Condensed Consolidated Financial Statements."

         The Company used cash of $1,070.1 million in financing activities, primarily due to the repurchase of its Common Shares, as further discussed below.

         During the three months ended December 31, 2003 and 2002, the Company sold certain sales-type leases and received proceeds of approximately $164.2 million and $200.0 million, respectively, related to the sales. See Note 11 in the "Notes to Condensed Consolidated Financial Statements" for further information related to this sale.

         Shareholders' equity declined by $165.8 million at December 31, 2003, as compared to June 30, 2003. Shareholders' equity decreased during this time period primarily due to the repurchase of Common Shares of $1.0 billion and dividends paid of $26.4 million. These decreases were partially offset by net earnings of $704.4 million and the investment of $80.0 million by employees of the Company through various employee stock benefit plans.

         On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.

         The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements, including those related to business combinations.

OTHER

         See Note 1 in the "Notes to Condensed Consolidated Financial Statements" for a discussion of recent financial accounting standards.

RECENT DEVELOPMENTS

         On February 3, 2004, the Company announced organizational changes resulting in the promotion of George L. Fotiades to President and Chief Operating Officer of the Company, with all operations of the Company reporting to Mr. Fotiades. In connection with this change, the Company entered into a new three-year employment agreement with Mr. Fotiades effective as of February 1, 2004. In addition, effective as of February 1, 2004, the Company entered into an amended and restated employment agreement with Robert D. Walter, its Chairman and Chief Executive Officer, which amended and restated agreement, among other things, extended the "Initial Term" under Mr. Walter's employment agreement from June 30, 2004 through February 1, 2007.

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

         During the three-month period ended December 31, 2003, there have been no changes to internal controls that have materially affected, or are reasonably likely to materially affect, the Company's financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         The discussion below is limited to an update of material developments that have occurred in the various judicial proceedings, many of which are more fully described in Part I, Item 3, of the 2003 Form 10-K, and the Form 10-Q for the fiscal quarter ended September 30, 2003, and are incorporated herein by reference. To the extent any such statements constitute "forward looking statements," reference is made to Exhibit 99.01 of this Form 10-Q and beginning on page 8 of the 2003 Form 10-K.

         Reference is also made to Note 6 in the "Notes to Condensed Consolidated Financial Statements" included herein for additional information regarding various other pending legal proceedings relating to the Company.

Vitamins Litigation

         On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of December 31, 2003, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $140.9 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. While the Company still has pending claims with smaller vitamin manufacturers and cannot predict the outcome of the claims against those defendants, the total amount of any future recovery will not likely represent a material amount.

Antitrust Litigation against Pharmaceutical Manufacturers

         During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of the class actions, but has been a member of the direct purchasers class (i.e. those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the company is a class member. See Note 4 in the "Notes to Condensed Consolidated Financial Statements" for a discussion of recoveries to date. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of those class actions.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 2003 Annual Meeting of Shareholders was held on November 5, 2003.

(b) Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to the nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Company's shareholders.

(c)  Matters voted upon at the Annual Meeting were as follows:

     (i) Election of Dave Bing, John F. Finn, John F. Havens, David W. Raisbeck, and Robert D. Walter. The results of the shareholder vote were as follows: Mr. Bing -- 376,097,955 for, 6,816,733 against, 2,705,242 withheld, and 0 broker non-votes; Mr. Finn -- 376,158,034 for, 6,756,654 against, 2,645,163 withheld, and 0 broker non-votes; Mr. Havens -- 377,079,984 for, 5,834,704 against, 1,723,213 withheld, and 0 broker non-votes; Mr. Raisbeck -- 376,072,862 for, 6,841,826 against, 2,730,335 withheld, and 0 broker non-votes; and Mr. Walter -- 373,495,801 for, 9,418,887 against, 5,307,396 withheld, and 0 broker non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Listing of Exhibits:

Exhibit
Number      Exhibit Description

10.01 Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended

10.02 Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended

10.03 Form of Directors' Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended

10.04 Form of Directors' Stock Option Agreement under the Outside Directors Equity Incentive Plan

10.05 Employment Agreement, dated and effective as of November 5, 2003, between the Registrant and Ronald K. Labrum

10.06       First Amendment to the Registrant's Deferred Compensation Plan

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

(b) Reports on Form 8-K:

         On February 6, 2004, the Company filed a Current Report on Form 8-K under Item 5 which filed as exhibits the Amended and Restated Employment Agreement, effective as of February 1, 2004, between the Company and Robert D. Walter, and the Employment Agreement, effective as of February 1, 2004, between the Company and George L. Fotiades.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARDINAL HEALTH, INC.

Date: February 17, 2004            /s/ Robert D. Walter
                                   ----------------------------------------
                                   Robert D. Walter
                                   Chairman and Chief Executive Officer

                                   /s/ Richard J. Miller
                                   ----------------------------------------
                                   Richard J. Miller
                                   Executive Vice President and Chief Financial
                                   Officer