Form 10-Q
period 2004-03-31
CARDINAL HEALTH INC
filed 2004-05-14
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2004              Commission File Number 1-11373



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

                                    Yes    X           No
                                       ---------         --------
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                    Yes    X           No
                                       ---------         --------

         The number of Registrant's Common Shares outstanding at the close of business on April 30, 2004 was as follows:

                 Common Shares, without par value: 430,394,041
                                                   -----------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES


                                     Index *

                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information:
           ---------------------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 2004 and 2003 (unaudited)..........................................         3

           Condensed Consolidated Balance Sheets at March 31, 2004 and
           June 30, 2003 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2004 and 2003 (unaudited)................................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................        22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        29

Item 4.    Controls and Procedures............................................................        29


Part II.   Other Information:
           -----------------

Item 1.    Legal Proceedings..................................................................        30

Item 2.    Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities....        31

Item 6.    Exhibits and Reports on Form 8-K...................................................        31

Signatures ...................................................................................        33


* Items not listed are inapplicable.

                          PART I. FINANCIAL INFORMATION
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                                2004           2003            2004           2003
                                                            -------------- --------------   ------------ ---------------

Operating revenue                                           $    14,638.9  $    12,837.3    $  42,020.8  $     36,960.2
Operating cost of products sold                                  13,358.1       11,643.2       38,486.1        33,679.7
                                                            -------------- --------------   ------------ ---------------

Operating gross margin                                            1,280.8        1,194.1        3,534.7         3,280.5

Bulk deliveries to customer warehouses and other                  1,753.4        1,534.0        6,110.6         4,588.2
Cost of products sold - bulk deliveries and other                 1,753.4        1,534.0        6,110.6         4,588.2
                                                            -------------- --------------   ------------ ---------------

Bulk gross margin                                                       -              -              -               -

Selling, general and administrative expenses                        608.0          576.1        1,742.5         1,623.0

Special items - merger charges                                        7.2           15.9           23.6            49.3
              - other                                                 1.1          (6.1)          (5.6)          (58.4)
                                                            -------------- --------------   ------------ ---------------

Operating earnings                                                  664.5          608.2        1,774.2         1,666.6

Interest expense and other                                           27.7           30.6           75.1            92.7
                                                            -------------- --------------   ------------ ---------------

Earnings before income taxes and discontinued operations            636.8          577.6        1,699.1         1,573.9

Provision for income taxes                                          207.9          192.7          558.9           533.2
                                                            -------------- --------------   ------------ ---------------

Earnings from continuing operations                                 428.9          384.9        1,140.2         1,040.7

Loss from discontinued operations (net of tax of $0.6
   and $1.1 for the three months ended March 31, 2004
   and 2003, respectively, and $4.8 and $1.1 for the nine
   months ended March 31, 2004 and 2003, respectively)               (0.8)          (1.8)          (7.7)           (1.8)
                                                            -------------- --------------   ------------ ---------------

Net earnings                                                $       428.1  $       383.1    $   1,132.5  $      1,038.9
                                                            ============== ==============   ============ ===============

Basic earnings per Common Share:

   Continuing operations                                    $        0.99  $        0.86    $      2.62  $         2.34

   Discontinued operations                                          (0.01)         (0.01)         (0.02)          (0.01)
                                                            -------------- --------------   ------------ ---------------

   Net basic earnings per Common Share                      $        0.98  $        0.85    $      2.60  $         2.33
                                                            ============== ==============   ============ ===============


Diluted earnings per Common Share:

   Continuing operations                                    $        0.98  $        0.85    $      2.58  $         2.30

   Discontinued operations                                          (0.01)         (0.01)         (0.02)          (0.01)
                                                            -------------- --------------   ------------ ---------------

   Net diluted earnings per Common Share                    $        0.97  $        0.84    $      2.56  $         2.29
                                                            ============== ==============   ============ ===============


Weighted average number of Common Shares outstanding:
   Basic                                                            433.4          449.1          435.7           445.8
   Diluted                                                          439.3          456.3          441.6           453.5

Cash dividends declared per Common Share                    $       0.030  $       0.025    $     0.090  $        0.075

           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                    MARCH 31,            JUNE 30,
                                                                      2004                 2003
                                                                 ----------------    -----------------
ASSETS
    Current assets:
      Cash and equivalents                                       $         527.2     $        1,724.0
      Trade receivables, net                                             3,497.8              2,784.4
      Current portion of net investment in sales-type leases               256.1                171.8
      Inventories                                                        8,652.1              7,623.3
      Prepaid expenses and other                                           739.6                776.0
      Assets held for sale from discontinued operations                    139.0                170.1
                                                                 ----------------    -----------------

        Total current assets                                            13,811.8             13,249.6
                                                                 ----------------    -----------------

    Property and equipment, at cost                                      4,030.8              3,755.3
    Accumulated depreciation and amortization                          (1,797.3)            (1,665.8)
                                                                 ----------------    -----------------
    Property and equipment, net                                          2,233.5              2,089.5

    Other assets:
      Net investment in sales-type leases, less current portion            538.4                557.3
      Goodwill and other intangibles, net                                3,002.5              2,332.3
      Other                                                                373.2                292.7
                                                                 ----------------    -----------------

        Total                                                    $      19,959.4     $       18,521.4
                                                                 ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable, banks                                       $           1.2     $              -
      Current portion of long-term obligations                              53.2                228.7
      Accounts payable                                                   6,998.2              5,288.4
      Other accrued liabilities                                          1,704.2              1,733.0
      Liabilities from discontinued operations                              60.9                 64.3
                                                                 ----------------    -----------------

        Total current liabilities                                        8,817.7              7,314.4
                                                                 ----------------    -----------------

    Long-term obligations, less current portion                          2,477.0              2,471.9
    Deferred income taxes and other liabilities                          1,007.3                977.0

    Shareholders' equity:
      Preferred Shares, without par value
        Authorized - 0.5 million shares, Issued - none                         -                    -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 471.2 million
        shares and 467.2 million shares at March 31, 2004
        and June 30, 2003, respectively                                  2,542.3              2,403.7
      Retained earnings                                                  7,610.4              6,517.3
      Common Shares in treasury, at cost, 42.0 million shares
        and 18.8 million shares at March 31, 2004 and
        June 30, 2003, respectively                                    (2,548.5)            (1,135.8)
      Other comprehensive income/(loss)                                     59.8               (19.2)
      Other                                                                (6.6)                (7.9)
                                                                 ----------------    -----------------
        Total shareholders' equity                                       7,657.4              7,758.1
                                                                 ----------------    -----------------

        Total                                                    $      19,959.4     $       18,521.4
                                                                 ================    =================



           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       2004                2003
                                                                                 ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations                                          $      1,140.2     $       1,040.7
    Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
       Depreciation and amortization                                                      220.4               195.2
       Provision for bad debts                                                              1.6                15.8
       Change in operating assets and liabilities, net of effects from acquisitions:
        Increase in trade receivables                                                   (614.9)             (474.3)
        Increase in inventories                                                         (960.1)           (1,386.7)
        (Increase)/decrease in net investment in sales-type leases                       (65.4)                61.7
        Increase in accounts payable                                                    1,611.9               895.6
        Other accrued liabilities and operating items, net                                  1.7               167.8
                                                                                 ---------------    ----------------

    Net cash provided by operating activities                                           1,335.4               515.8
                                                                                 ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired and proceeds
       from divestitures                                                                (561.2)               (3.2)
    Proceeds from sale of property, equipment and other assets                              8.3                41.7
    Additions to property and equipment                                                 (272.0)             (264.1)
    Proceeds from sale of discontinued operations                                           5.1                 7.8
                                                                                 ---------------    ----------------

    Net cash used in investing activities                                               (819.8)             (217.8)
                                                                                 ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                                    (0.9)                 6.7
    Reduction of long-term obligations                                                  (442.8)              (50.9)
    Proceeds from long-term obligations, net of issuance costs                             86.7                 9.4
    Proceeds from issuance of Common Shares                                               144.3               125.3
    Repurchase of Common Shares                                                       (1,460.3)           (1,191.7)
    Dividends on Common Shares                                                           (39.4)              (33.6)
                                                                                 ---------------    ----------------

    Net cash used in financing activities                                             (1,712.4)           (1,134.8)
                                                                                 ---------------    ----------------

NET DECREASE IN CASH AND EQUIVALENTS                                                  (1,196.8)             (836.8)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,724.0             1,382.0
                                                                                 ---------------    ----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $        527.2     $         545.2
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

        RECENT FINANCIAL ACCOUNTING STANDARDS. In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revision relates to employers' disclosures about pension plans and other postretirement benefit plans. The revision does not alter the measurement or recognition provisions of the original SFAS No.
132. The revision requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised SFAS No. 132 is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003 (see Note 12 for the Company's interim period disclosures).

        In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities." This revised Interpretation defines when a business enterprise must consolidate a variable interest entity. The revised Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The revised Interpretation provisions apply to all other types of variable interest entities for financial statement periods ending after March 15, 2004. As of March 31, 2004, the Company did not hold a significant variable interest in a variable interest entity in which the Company is not the primary beneficiary. See Note 4 in the "Notes to Consolidated Financial Statements" in the 2003 Form 10-K for discussion of the Company's special purpose accounts receivable and financing entity which is included in the consolidated financial statements as the Company is the primary beneficiary of the variable interest entity. Adoption of the subsequent provisions of the Interpretation did not have a material impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting requirements as originally established in SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. At March 31, 2004, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Except for costs related to restricted stock and restricted stock units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per Common Share after adjusting for anticipated plan changes if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                            For the Three Months               For the Nine Months
                                                                    Ended                             Ended
(in millions)                                                     March 31,                         March 31,
                                                             2004            2003              2004           2003
                                                        ---------------- -------------     -------------- --------------
Net earnings, as reported                               $        428.1    $    383.1       $     1,132.5    $  1,038.9

Stock based employee compensation expense
 included in net earnings, net of related tax effects              0.6           0.4                 1.5           1.3
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects                                      (22.0)        (22.5)              (70.9)        (62.7)
                                                        ---------------- -------------     -------------- --------------
Pro forma net earnings                                  $        406.7    $    361.0       $     1,063.1  $      977.5
                                                        ================ =============     ============== ==============


                                                            For the Three Months               For the Nine Months
                                                                    Ended                             Ended
                                                                  March 31,                         March 31,
                                                             2004            2003              2004           2003
                                                        ---------------- -------------     -------------- --------------
Basic earnings per Common Share:
 As reported                                                $ 0.98          $ 0.85            $ 2.60         $ 2.33
 Pro forma basic earnings per Common Share                  $ 0.94          $ 0.80            $ 2.44         $ 2.19

Diluted earnings per Common Share:
 As reported                                                $ 0.97          $ 0.84            $ 2.56         $ 2.29
 Pro forma diluted earnings per Common Share                $ 0.93          $ 0.79            $ 2.41         $ 2.16


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

     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2004 and 2003:

                                                  For the Three Months Ended      For the Nine Months Ended
                                                           March 31,                      March 31,
(in millions)                                         2004           2003             2004          2003
--------------------------------------------------------------------------------------------------------------
Weighted-average shares - basic                       433.4          449.1           435.7          445.8
Effect of dilutive securities:
     Employee stock options                            5.9            7.2             5.9            7.7
--------------------------------------------------------------------------------------------------------------

Weighted-average shares - diluted                     439.3          456.3           441.6          453.5
==============================================================================================================

     The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2004 and 2003, were 19.2 million and 23.7 million, respectively, and for the nine months ended March 31, 2004 and 2003, were 20.2 million and 23.0 million, respectively.

     On February 27, 2004, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. Pursuant to this authorization, the Company repurchased approximately 6.9 million Common Shares under an accelerated share repurchase program having an aggregate cost of approximately $460.3 million during the three months ended March 31, 2004. The initial price paid per share was $66.80. The approximately
6.9 million shares repurchased under the program were subject to a future contingent purchase price adjustment to be settled during the fourth quarter of fiscal 2004. The purchase price adjustment is based upon the volume weighted average price during the actual repurchase period and is subject to certain provisions which establish a cap and a floor for the average share price in the Company's agreement with its broker-dealer who executed the repurchase transactions.

     The accelerated share repurchase program was completed on May 11, 2004. The final volume weighted average price was $70.07. As a result, the Company will settle the forward contract for $22.5 million in cash during the fourth quarter, which cost will be included in the amount associated with Common Shares in treasury. The Company intends to use the remaining $17.2 million of the initial authorization to repurchase additional shares. The repurchased shares were placed into treasury to be used for general corporate purposes.

     On August 1, 2003, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion during the three months ended September 30, 2003. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury to be used for general corporate purposes.

3.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three and nine months ended March 31, 2004 and 2003:

                                                     For the Three Months Ended       For the Nine Months Ended
                                                             March 31,                          March 31,
(in millions)                                         2004               2003            2004              2003
                                                   ------------      -------------    ------------     -------------
Net earnings                                       $     428.1           $  383.1     $   1,132.5         $ 1,038.9
Foreign currency translation adjustment                   26.1                9.3            76.0              37.5
Net unrealized gain/(loss) on derivative
  instruments                                              3.1             (11.5)             3.3               0.9
Unrealized loss on investment                            (0.1)                  -           (0.3)                 -
                                                   ------------      -------------    ------------     -------------
Total comprehensive income                         $     457.2           $  380.9     $   1,211.5         $ 1,077.3
                                                   ============      =============    ============     =============

4.   BUSINESS COMBINATION COSTS, MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the special items for the three and nine months ended March 31, 2004 and 2003.

Special Items Expense/(Income)                         Three Months Ended              Nine Months Ended
                                                            March 31,                      March 31,
----------------------------------------------------------------------------------------------------------------
(in millions, except per Common Share amounts)        2004           2003            2004             2003
----------------------------------------------------------------------------------------------------------------
Merger-Related Costs:
  Employee-related costs                           $   1.4      $     2.5        $     8.5        $    17.5
  Pharmaceutical distribution center consolidation      -             6.8              0.1             16.6
  Asset impairments & other exit costs                 0.4            0.1              0.8              2.1
  Purchase acquisition foreign exchange hedge           -              -              (3.0)              -
  Other integration costs                              5.4            6.5              17.2            13.1
---------------------------------------------------------------------------------------------------------------
Total merger-related costs                         $   7.2      $     15.9       $     23.6       $    49.3
---------------------------------------------------------------------------------------------------------------

Other Special Items:
 Employee-related costs                            $   0.5      $     0.1        $     2.1        $     1.5
 Manufacturing facility closures & restructurings      3.0            0.2              9.2             21.4
 Litigation settlements                               (3.8)          (6.8)            (30.7)          (99.6)
 Asset impairments & other                             1.4            0.4              13.8            18.3
---------------------------------------------------------------------------------------------------------------
Total other special items                          $   1.1      $    (6.1)       $    (5.6)       $   (58.4)
---------------------------------------------------------------------------------------------------------------

Total special items                                $   8.3      $     9.8        $     18.0       $    (9.1)
Tax effect of special items                           (3.4)          (3.4)            (7.7)             9.0
---------------------------------------------------------------------------------------------------------------
Net effect of special items                        $   4.9      $     6.4        $     10.3       $    (0.1)
===============================================================================================================
Net decrease in Diluted EPS                        $   0.01     $     0.01       $     0.02       $      -
===============================================================================================================

MERGER-RELATED COSTS
     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and nine months ended March 31, 2004, were primarily a result of the acquisition of Syncor International Corporation (now known as Cardinal Health 414, Inc. and referred to in this Form 10-Q as "Syncor"). The merger-related costs recognized during the three and nine months ended March 31, 2003, were primarily a result of the acquisitions of Bindley Western Industries, Inc. (now known as Cardinal Health 100, Inc. and referred to in this Form 10-Q as "Bindley") and R.P. Scherer Corporation (now known as Cardinal Health 409, Inc. and referred to in this Form 10-Q as "Scherer"). The following paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

     EMPLOYEE-RELATED COSTS. During the periods shown in the table above, the Company incurred employee-related costs associated with certain merger and acquisition transactions. For the three and nine months ended March 31, 2004, the employee-related costs of $1.4 million and $8.5 million, respectively, consisted primarily of retention bonuses and severance paid as a result of the Syncor acquisition. The Syncor acquisition is expected to result in approximately 150 employees being terminated, of which approximately 100 employees had been terminated as of March 31, 2004. For the nine months ended March 31, 2003, $8.8 million related to an approved plan to curtail certain defined benefit pension plans within the Pharmaceutical Technologies and Services segment. The remaining employee-related costs for the three and nine months ended March 31, 2003, primarily related to amortization expense of non-compete agreements associated with the Bindley and Allegiance Corporation ("Allegiance") merger transactions.

     PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During the nine months ended March 31, 2004, the Company incurred charges of $0.1 million associated with its plan to close and consolidate Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the acquisition of Bindley, as compared to $6.8 million and $16.6 million, respectively, for the three and nine months ended March 31, 2003. The charges for the nine months ended March 31, 2004, and the three and nine months ended March 31, 2003, included: (1) employee-related costs, primarily from the termination of approximately 1,250 employees due to the distribution center closures; (2) exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs, and contract/lease termination costs; and (3) duplicate salary costs incurred during the shutdown periods.

     ASSET IMPAIRMENTS & OTHER EXIT COSTS. During the three and nine months ended March 31, 2004, the Company incurred asset impairments and other exit costs of $0.4 million and $0.8 million, respectively, as compared to $0.1 million and $2.1 million, respectively, during the comparable periods in fiscal 2003. The charges incurred during the three and nine months ended March 31, 2004, related primarily to exit costs associated with plans to consolidate operations as a result of the Syncor acquisition. Charges during the three and nine months ended March 31, 2003, related primarily to asset impairments and lease terminations incurred internationally as a result of the Scherer acquisition, as well as expenses incurred to relocate physical assets due to the closure and consolidation of Bergen Brunswig Medical Corporation ("BBMC") facilities.

     PURCHASE ACQUISITION FOREIGN EXCHANGE HEDGE. During the second quarter of fiscal 2004, the Company recorded special item income of approximately $3.0 million related to two foreign currency hedges purchased in connection with The Intercare Group, plc ("Intercare") acquisition (see Note 10 for additional information regarding this acquisition). The Company paid premiums of approximately $1.1 million to purchase two hedges protecting against foreign currency fluctuations associated with the Intercare purchase price. These hedges settled during the second quarter of fiscal 2004 for $4.1 million and resulted in a net gain of approximately $3.0 million.

     OTHER INTEGRATION COSTS. The Company incurred other integration costs during the three and nine months ended March 31, 2004, of $5.4 million and $17.2 million, respectively, as compared to $6.5 million and $13.1 million, respectively, during the comparable periods in fiscal 2003. The costs included in this category for the three and nine months ended March 31, 2004 and 2003, generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.

OTHER SPECIAL ITEMS
     EMPLOYEE-RELATED COSTS. During the three months ended March 31, 2004, the Company recorded $0.5 million of employee-related costs associated with a previously approved plan to consolidate information technology service centers. The charges primarily represent severance accrued upon communication of terms to employees. The restructuring plan is expected to be completed during the first half of fiscal 2005 and will result in the termination of approximately 20 employees.

     During the first six months of fiscal 2004, the Company recorded $1.6 million of employee-related costs associated with various restructuring plans within the Pharmaceutical Technologies and Services segment.

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

     MANUFACTURING FACILITY CLOSURES & RESTRUCTURINGS. During the three and nine months ended March 31, 2004, the Company recorded a total of $3.0 million and $9.2 million, respectively, as special items related to the closure and/or restructuring of certain manufacturing facilities, as compared to $0.2 million and $21.4 million, respectively, during the comparable periods in fiscal 2003. These closure and/or restructuring activities occurred within the Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services segments.

     During fiscal 2003 and 2004, the Company initiated plans to close and/or restructure certain manufacturing facilities within the Medical Products and Services segment. In connection with the implementation of these plans, the Company incurred costs totaling $1.8 million and $7.1 million, respectively, during the three and nine months ended March 31, 2004, as compared to $0.2 million and $16.4 million, respectively, during the comparable periods in fiscal 2003. These charges included asset impairment costs of $0.2 million and $2.1 million, respectively, during the three and nine months ended March 31, 2004, as compared to $8.9 million during the nine months ended March 31, 2003. The restructuring charges during the three and nine months ended March 31, 2004, also included employee-related costs of $1.4 million and $4.2 million, respectively, as compared to $4.6 million during the nine months ended March 31, 2003, the majority of which represent severance accrued upon communication of terms to employees. The remaining charges during the three and nine months ended March 31, 2004 and 2003, primarily related to exit costs incurred to relocate physical assets. Some of the restructuring plans were completed during fiscal 2003, while other plans will be completed throughout fiscal 2004 and 2005. These restructuring plans will result in the termination of approximately 1,600 employees, of which approximately 1,075 employees had been terminated as of March 31, 2004.

     During the three and nine months ended March 31, 2004, the Company recorded charges of $0.9 million and $1.8 million, respectively, related to the cost to vacate facilities as part of previously announced restructuring plans within the Pharmaceutical Technologies and Services segment.

     During the nine months ended March 31, 2003, the Company incurred costs of $5.0 million related to plans to close and/or restructure certain manufacturing facilities within the Pharmaceutical Technologies and Services segment. In connection with the implementation of these plans, the Company incurred asset impairment charges, severance costs and exit costs, primarily related to dismantling machinery and equipment and transferring certain technologies to other existing facilities within the Company. As a result of these restructuring plans, the Company terminated approximately 75 employees. These restructuring plans were substantially completed during fiscal 2003 and the first half of fiscal 2004.

     During the third quarter of fiscal 2004, the Company recorded charges of $0.3 million related to plans to close a manufacturing facility within the Automation and Information Services segment. These charges represent employee-related costs, asset impairments and facility exit costs directly resulting from the closure plan.

     LITIGATION SETTLEMENTS. During the three and nine months ended March 31, 2004, the Company recorded income from litigation settlements of $3.8 million and $30.7 million, respectively, as special items, as compared to $6.8 million and $99.6 million, respectively, during the comparable periods in fiscal 2003. During the three and nine months ended March 31, 2004, the Company recorded settlements of $3.8 million and $6.5 million, respectively, as compared to $6.8 million and $99.6 million, respectively, during the comparable periods in fiscal 2003, resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through March 31, 2004 was $144.7 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company has settled all known claims with all but one of the defendants, and the total amount of future recovery is not likely to be a material amount. The additional $24.2 million recorded during the nine months ended March 31, 2004, resulted from the settlement of antitrust claims alleging that certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition.

     ASSET IMPAIRMENTS & OTHER. During the three and nine months ended March 31, 2004, the Company incurred asset impairments and other charges of $1.4 million and $13.8 million, respectively, as compared to $0.4 million and $18.3 million, respectively, during the comparable periods in fiscal 2003. During the three and nine months ended March 31, 2004, the Company recorded asset impairment charges of $1.3 million and $12.2 million, respectively, as compared to $10.1 million during the nine months ended March 31, 2003, resulting from the Company's decision to exit certain North American commodity operations in its Pharmaceutical Technologies and Services segment. Additionally, costs of $0.1 million and $1.6 million, respectively, were incurred during the three and nine months ended March 31, 2004, as compared to $0.4 million during the comparable periods in fiscal 2003, related to a plan to restructure the Company's delivery of information technology infrastructure services. The remaining $7.8 million during the nine months ended March 31, 2003, related to a one-time writeoff of design, tooling and development costs.

SPECIAL ITEMS ACCRUAL ROLLFORWARD
     The following table summarizes the activity related to the liabilities associated with the Company's special items during the nine months ended March 31, 2004.

                                              For the Nine
                                              Months Ended
(in millions)                                 March 31, 2004
                                          ----------------------

Balance at June 30, 2003                          $45.7
Additions(1)                                       48.7
Payments                                          (57.1)
                                          ----------------------

Balance at March 31, 2004                         $37.3
                                          ======================

     (1) Amount represents special items that have been either expensed as incurred or accrued according to generally accepted accounting principles. This amount does not include litigation settlement income of $30.7 million recorded as a special item during the nine months ended March 31, 2004.

PURCHASE ACCOUNTING ACCRUALS
     In connection with certain restructuring and integration plans related to the Intercare acquisition, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. During the nine months ended March 31, 2004, the Company paid $1.0 million of employee-related costs. No payments were made associated with the facility closures during the nine months ended March 31, 2004.

     Also, in connection with the restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. During the nine months ended March 31, 2004, the Company paid $11.6 million of employee-related costs and $0.5 million associated with the facility closures.

SUMMARY
     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $85 million (approximately $55 million net of tax). This estimate is subject to adjustment pending resolution of Syncor acquisition-related litigation contingencies. The Company believes it will incur these costs to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

5.   SEGMENT INFORMATION

     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously included within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. Also during the first quarter of fiscal 2004, the Company transferred its clinical information business, previously included within the Automation and Information Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. These transfers were done to better align business operations. Prior period financial results have not been restated as each of these businesses is not significant within the respective segments, and therefore, the transfers did not have a material impact on each segment's growth rates. The Company has not made any material changes in the segments reported or the measurement basis of segment profit or loss from the information provided in the 2003 Form 10-K.

     In December 2003, the Company acquired Intercare, which operates specialty pharmaceutical distribution and pharmaceutical manufacturing operations in Europe (see Note 10 for further discussion of the Intercare acquisition). For the three months ended March 31, 2004, the results of operations of Intercare's specialty pharmaceutical distribution business, which is similar to the Company's pharmaceutical distribution business, were included within the Pharmaceutical Distribution and Provider Services segment (see Note 1 in the table below for further information). All other results of operations for Intercare were included within the Pharmaceutical Technologies and Services segment. For segment reporting purposes, Intercare's results of operations will continue to be reported in this manner. This classification was not reported during the second quarter of fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare's results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company's individual segments.

     The Pharmaceutical Distribution and Provider Services segment involves the distribution of a broad line of pharmaceuticals, health care and other specialty pharmaceutical products and other items typically sold by hospitals, retail drug stores and other health care providers. In addition, this segment provides services to the health care industry through integrated pharmacy management and temporary pharmacy staffing, as well as franchising of apothecary-style retail pharmacies.

     The Medical Products and Services segment involves the manufacture of medical, surgical and laboratory products and the distribution of these products, as well as products not manufactured internally to hospitals, physician offices, surgery centers and other health care providers.

     The Pharmaceutical Technologies and Services segment provides services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. It also provides comprehensive packaging, radiopharmaceutical manufacturing and distribution, contract manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

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

       The following tables include revenue and operating earnings for the three and nine months ended March 31, 2004 and 2003, for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

NET REVENUE                                             For the Three Months Ended         For the Nine Months Ended
(in millions)                                                     March 31,                         March 31,
                                                             2004            2003              2004           2003
                                                        ------------------------------     -----------------------------
Operating revenue:
  Pharmaceutical Distribution and Provider
    Services (1)                                             $ 11,909.2    $ 10,446.0         $ 34,147.6     $ 30,269.7
  Medical Products and Services                                 1,875.9       1,644.8            5,448.4        4,879.1
  Pharmaceutical Technologies and Services (1)                    677.6         596.2            1,942.9        1,399.5
  Automation and Information Services                             172.3         166.2              502.4          464.6
  Corporate (2)                                                     3.9        (15.9)             (20.5)         (52.7)
                                                        ------------------------------     -----------------------------
Total operating revenue                                      $ 14,638.9    $ 12,837.3         $ 42,020.8     $ 36,960.2
                                                        ==============================     =============================

Bulk deliveries to customer warehouses and other:
  Pharmaceutical Distribution and Provider Services          $  1,720.6    $  1,482.4         $  5,988.6     $  4,450.1
  Pharmaceutical Technologies and Services                         32.8          51.6              122.0          138.1
                                                        ------------------------------     -----------------------------
Total bulk deliveries to customer warehouses and
  other                                                      $  1,753.4     $ 1,534.0        $   6,110.6      $ 4,588.2
                                                        ==============================     =============================

OPERATING EARNINGS                                      For the Three Months Ended         For the Nine Months Ended
(in millions)                                                     March 31,                          March 31,
                                                             2004            2003              2004            2003
                                                        ------------------------------     ------------------------------
Operating earnings:
  Pharmaceutical Distribution and Provider
    Services (1)                                             $    343.9      $  342.8           $  880.9       $   899.6
  Medical Products and Services                                   182.4         163.7              492.8           446.0
  Pharmaceutical Technologies and Services (1)                    115.1          94.4              335.0           252.1
  Automation and Information Services                              69.5          64.3              202.1           179.8
  Corporate (3)                                                  (46.4)        (57.0)            (136.6)         (110.9)
                                                        ------------------------------     ------------------------------
Total operating earnings                                      $   664.5      $  608.2          $ 1,774.2      $  1,666.6
                                                        ==============================     ==============================


(1) Operating results for Intercare, acquired in December 2003, include a specialty pharmaceutical distribution business that is similar to the Company's pharmaceutical distribution business. For segment reporting purposes, this specialty pharmaceutical distribution business was included in the Pharmaceutical Distribution and Provider Services segment for the three months ended March 31, 2004 (revenues of $87 million and operating earnings of $2.6 million for the third quarter of fiscal 2004). This classification was not reported during the second quarter of fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare's results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company's individual segments.

(2) Corporate operating revenue consists primarily of foreign currency translation adjustments and the elimination of intersegment revenues.

(3) Corporate operating earnings include special items of $8.3 million and $9.8 million in the three-month periods ended March 31, 2004 and 2003, respectively, and $18.0 million and ($9.1) million for the nine-month periods ended March 31, 2004 and 2003, respectively. See Note 4 for further discussion of the Company's special items. Corporate operating earnings also include unallocated corporate administrative expenses and investment spending.

6.   LEGAL PROCEEDINGS

Latex Litigation

        On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

        As of March 31, 2004, there were 72 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products, and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds 25. Based on the significant differences in the range of damages sought and, based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

        Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 834 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of March 31, 2004, Allegiance had resolved more than 90% of these cases. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount, nor do all the settled claims, in the aggregate, comprise a material amount. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Shareholder Litigation against Cardinal Health

        On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamins manufacturers. The Company filed a Motion to Dismiss the second amended complaint and, on November 20, 2003, the Court denied the motion. The Company believes the allegations made in the second amended complaint are without merit and intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect, if any, on the Company's financial position, liquidity or results of operations. The Company currently believes that there will be some insurance coverage available under the Company's directors' and officers' liability insurance policies in effect at the time this action was filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

Shareholder Litigation against Syncor

        Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003 and, on December 12, 2003, the Court granted the motion to dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004.

        On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated under the caption "In re: Syncor International Corp. Shareholders Litigation" (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the court to file a second amended complaint. Monty Fu is the only named defendant in the proposed second amended complaint.

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

        A proposed class action complaint was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related proposed class action complaint was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. Another related proposed class action complaint, captioned "Thompson
v. Syncor International Corp., et al," was filed on January 14, 2004, against the Company, Syncor and certain individual defendants. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"). On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.

        Each of the actions described under the heading "Shareholder Litigation against Syncor" is in its early stages, and it is impossible to predict the outcome of these proceedings or their impact on Syncor or the Company.

However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company and Syncor believe the allegations made in the complaints described above are without merit and intend to vigorously defend such actions. The Company and Syncor have been informed that the individual director and officer defendants deny liability for the claims asserted in these actions and believe they have meritorious defenses and intend to vigorously defend such actions. The Company and Syncor currently believe that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

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

Securities and Exchange Commission Investigation

        On October 9, 2003, the Company announced that it had received a request for information from the Securities and Exchange Commission (the "SEC") in connection with an informal inquiry regarding the Company. The SEC's request sought historical financial and related information, including but not limited to information pertaining to the accounting treatment of $22 million recovered from vitamin manufacturers who were found to have overcharged the Company. In connection with the SEC's informal inquiry, the Company's audit committee commenced its own review in April 2004, assisted by independent counsel, which review is ongoing. In early May 2004, the Company was notified that the SEC has converted the informal inquiry into a formal investigation. The Company intends to continue to respond to the SEC's ongoing investigation and provide all information required by the SEC.

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

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill for the nine months ended March 31, 2004, were as follows:

                                            Pharmaceutical    Medical                     Automation and
                                             Distribution    Products    Pharmaceutical     Information
                                             and Provider       and     Technologies and     Services
(in millions)                                  Services      Services       Services                         Total
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                        $96.1         $694.7        $1,423.2           $50.7        $2,264.7
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other (1)(2)       87.1          38.1           424.1              -           549.3
Goodwill related to the divestiture of
  businesses                                      -              -            (4.3)              -           (4.3)
Transfer (3)                                     31.6         (31.6)            -                -             -
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                       $214.8        $701.2        $1,843.0           $50.7        $2,809.7
=======================================================================================================================

        (1) During the second quarter of fiscal 2004, the Company completed the acquisition of Intercare. See Note 10 for additional information regarding this acquisition. As of March 31, 2004, the acquisition of Intercare resulted in a preliminary goodwill allocation of $419.0 million. During the six months ended December 31, 2003, the Company also finalized the Syncor purchase price allocation resulting in a goodwill reduction of $6.9 million. The remaining amounts represent goodwill acquired from other immaterial acquisitions, purchase price adjustments from prior period acquisitions and foreign currency translation adjustments.

        (2) For segment reporting purposes, as of March 31, 2004, a preliminary goodwill allocation of $70.0 million was included within the Pharmaceutical Distribution and Provider Services segment related to Intercare's specialty pharmaceutical distribution business. All other preliminary goodwill allocations for Intercare are included within the Pharmaceutical Technologies and Services segment.

        (3) During the first quarter of fiscal 2004, the Company transferred its Consulting and Services business, previously reported within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment to better align business operations. This transfer resulted in approximately $31.6 million of goodwill being reclassed between the segments.

        The purchase price allocations for Intercare and other immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of acquired intangible assets and certain other matters. Since valuations relating to acquired intangible assets have not been finalized; goodwill and intangibles allocations may change as valuations are completed.

        All intangible assets for the periods presented are subject to amortization. Intangible assets are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of June 30, 2003, and March 31, 2004, was as follows:

                                                       Gross              Accumulated               Net
      (in millions)                                  Intangible          Amortization           Intangible
------------------------------------------------ ------------------- ---------------------- --------------------
     June 30, 2003
       Trademarks and patents                          $48.1                 $20.8               $27.3
       Non-compete agreements                           27.3                  21.9                 5.4
       Other                                            49.6                  14.7                34.9
------------------------------------------------ ------------------- ---------------------- --------------------
        Total                                         $125.0                 $57.4               $67.6
------------------------------------------------ ------------------- ---------------------- --------------------
     March 31, 2004
       Trademarks and patents                          $62.1                 $22.7               $39.4
       Non-compete agreements                           31.7                  24.6                 7.1
       Other                                           166.1                  19.8               146.3
------------------------------------------------ ------------------- ---------------------- --------------------
          Total                                       $259.9                 $67.1              $192.8
------------------------------------------------ ------------------- ---------------------- --------------------

        See discussion above for information regarding intangible assets acquired from the Intercare and other immaterial transactions. The increase in intangible assets during the nine months ended March 31, 2004, is primarily a result of the Company's acquisitions during this time period.

        Amortization expense for the three months ended March 31, 2004 and 2003, was $4.3 million and $2.4 million, respectively, and for the nine months ended March 31, 2004 and 2003, was $9.0 million and $4.1 million, respectively.

        Amortization expense for each of the next five fiscal years is estimated to be:

     ------------------------------------------------------------------------------------------------
     (in millions)                      2004          2005         2006         2007         2008
     ------------------------------------------------------------------------------------------------
     Amortization expense               $15.9        $16.6        $16.3        $15.4        $11.7

8.  GUARANTEES

     The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from two to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2004, the maximum amount the Company could be required to reimburse was $394.0 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.4 million recorded as of March 31, 2004, related to these agreements.

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

     In the ordinary course of business, the Company, from time to time, enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired company. Generally, the obligation is capped at a specific amount. The Company's aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company's results of operations.

9.   DISCONTINUED OPERATIONS

     In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations of Syncor. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by the end of fiscal 2004. The net assets for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

     The results of discontinued operations for the three and nine months ended March 31, 2004 and 2003, are summarized as follows:

                                                           Three                           Nine
                                                        Months Ended                   Months Ended
                                                          March 31,                      March 31,
(in millions)                                         2004         2003             2004          2003
                                                 ---------------------------    ----------------------------

Revenue                                              $20.3        $51.6             $71.2          $51.6
                                                 ===========================    ============================

Loss before income taxes                             $(1.4)       $(2.9)           $(12.5)         $(2.9)
Income tax benefit                                     0.6          1.1               4.8            1.1
                                                 ---------------------------    ----------------------------
Loss from discontinued operations                    $(0.8)       $(1.8)            $(7.7)         $(1.8)
                                                 ===========================    ============================

     Interest expense allocated to discontinued operations for the three and nine months ended March 31, 2004, was $0.1 million and $0.2 million, respectively, as compared to $0.3 million for the three and nine months ended March 31, 2003. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

     At March 31, 2004, and June 30, 2003, the major components of assets and liabilities of the discontinued operations were as follows:

                                                    March 31,          June 30,
(in millions)                                          2004              2003
                                                 -----------------  ----------------

Current assets                                    $     39.0        $     49.9
Property and equipment, net                             44.1              63.2
Other assets                                            55.9              57.0
                                                 -----------------  ----------------
  Total assets                                    $    139.0        $    170.1
                                                 =================  ================

Current liabilities                               $     43.5        $     35.6
Long-term debt and other                                17.4              28.7
                                                 -----------------  ----------------
  Total liabilities                               $     60.9        $     64.3
                                                 =================  ================

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

     The cash transaction was valued at approximately $570 million, including the repayment of approximately $150 million in Intercare debt. Excluding the operating results of its specialty pharmaceutical distribution business (as discussed in Note 5), the results of Intercare's operations for the period following the completion of the transaction have been reported within the Company's Pharmaceutical Technologies and Services segment for the three and nine months ended March 31, 2004.

     See Note 7 for discussion of Intercare's preliminary purchase price allocation.

     Other Acquisitions

     During the three and nine months ended March 31, 2004, the Company completed other acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $165 million. Assumed liabilities of the acquired businesses were approximately $16 million, including debt of approximately $3 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition.

        Supplemental pro forma results of operations are not provided as the impact to the Company of the acquisitions mentioned above during the three and nine months ended March 31, 2004, individually and in the aggregate, were not material.

11.     OFF-BALANCE SHEET ARRANGEMENTS

        During the nine months ended March 31, 2004 and 2003, the Company entered into two separate agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $164.2 million and $200.0 million, respectively. An immaterial gain was recognized from each of these transactions, which was classified as operating revenue within the Company's results of operations. In order to qualify for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company formed two wholly-owned, special purpose, bankruptcy-remote entities (the "SPEs") of Pyxis Corporation (a wholly-owned subsidiary of the Company now known as Cardinal Health 301, Inc. and referred to in this Form 10-Q as "Pyxis"), and the SPEs formed two wholly-owned, qualified special purpose entities (the "QSPEs") to effectuate the removal of the lease receivables from the Company's consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the SPEs and does not consolidate the QSPEs. Both the SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

12.  EMPLOYEE RETIREMENT BENEFIT PLANS

     Components of the Company's net periodic benefit costs for the three and nine months ended March 31, 2004 and 2003, were as follows:

                                                        Three Months                    Nine Months
                                                       Ended March 31,                Ended March 31,
(in millions)                                         2004         2003             2004          2003
                                                 ---------------------------    ----------------------------
Components of net periodic benefit cost:
    Service cost                                     $0.4          1.2              $1.2          $3.5
    Interest cost                                     2.2          2.1               6.6           6.3
    Expected return on plan assets                   (1.3)        (1.4)             (4.0)         (4.1)
    Net amortization and other (1)                    0.6          0.3               1.8           0.9
                                                 ---------------------------    ----------------------------
Net amount recognized                                $1.9         $2.2              $5.6          $6.6
                                                 ===========================    ============================

(1) Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The discussion and analysis presented below are concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 2004, and June 30, 2003, and the condensed consolidated statements of earnings for the three and nine-month periods ended March 31, 2004 and 2003.

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

OVERVIEW

        The following summarizes the Company's results of operations for the three and nine-month periods ended March 31, 2004.

                                                     Three Months Ended                    Nine Months Ended
(in millions, except per Common Share                     March 31,                            March 31,
                                             ------------------------------------ -------------------------------------
amounts)                                     Growth (1)     2004        2003       Growth (1)     2004        2003
--------------------------------------------------------------------------------- -------------------------------------
Operating revenue                                14%       $14,638.9   $12,837.3      14%        $42,020.8   $36,960.2
Operating earnings                                9%          $664.5      $608.2       6%         $1,774.2    $1,666.6
Earnings from continuing operations              11%          $428.9      $384.9      10%         $1,140.2    $1,040.7
Net earnings                                     12%          $428.1      $383.1       9%         $1,132.5    $1,038.9
Diluted earnings per Common Share                15%           $0.97       $0.84      12%            $2.56       $2.29
--------------------------------------------------------------------------------- -------------------------------------

        (1) Growth is calculated as the change (increase or decrease) for the three and nine months ended March 31, 2004, compared to the three and nine months ended March 31, 2003.

        The results of operations during the three and nine months ended March 31, 2004, reflect the breadth of products and services the Company offers and the increasing demand for the Company's diverse portfolio of products and services, which led to revenue growth in every segment of the Company. The Company continues to experience strong demand for integrated solutions from health care providers. These integrated solutions include products and services from multiple lines of businesses within the Company. These unique arrangements currently represent more than $6 billion of annual sales.

        The Company has four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. The Company generated strong operating earnings within its Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services segments. These three segments now comprise more than one-half of the Company's operating earnings. The operating earnings growth in those three segments was offset partially by the relatively flat earnings within the Pharmaceutical Distribution and Provider Services segment, as discussed below.

        The Company's Pharmaceutical Distribution and Provider Services segment is in transition in its business model from a "buy and hold" inventory investment model to a "just-in-time" fee-for-service model with regard to the pharmaceutical distribution services it provides for manufacturers. Historically, one way the Company obtained value from manufacturers was by buying inventories from them, holding those inventories and generating margins on the subsequent sale of those inventories after pharmaceutical prices increased. The Company is currently working with its pharmaceutical manufacturing vendors to transition towards a "just-in-time" fee-for-service business model where the Company will be compensated for the services it provides the manufacturer. To assist in this transition, the Company has performed an analysis of its pharmaceutical manufacturing vendors' "next-best alternative" to utilizing the Company's services. This analysis is being used to help develop the Company's total fee requirement for each manufacturer.

     During this business model transition, the Company's vendor margins have been negatively impacted, resulting in lower operating earnings growth rates when compared to the same periods a year ago. However, the Company believes that the most severe impact of this transition on its vendor margins occurred in the second quarter of fiscal 2004. During the three months ended March 31, 2004, operating earnings were stable when compared to the same period a year ago.

     This transition to a new business model also has affected the Company's operating revenues. While the overall demand for the Company's products has not changed, the business model guiding how the Company fills certain orders has changed. The previous "buy and hold" model resulted in the Company holding large quantities of inventories and filling certain "bulk" orders through the Company's inventory on-hand. These types of sales were classified as "Bulk from Stock" and were reported within operating revenue. With the transition to this new business model, the Company will hold less inventory, and therefore will not fill these orders from its own stock with the same frequency, but rather will act more as a pass-through entity and record the revenue within its "Bulk Deliveries to Customer Warehouses" line within the income statement. The impact of this change is reflected in the Company's investment in days of inventory on-hand at quarter-end (i.e., investment declined seven days from a year ago March 31 and three days sequentially from December 31, 2003).

     The Company and certain product manufacturers are in discussions regarding the risks of counterfeit products in the supply chain and the manufacturers' concerns regarding the impact of secondary market distribution on counterfeiting. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.

     The Medicare Prescription Drug, Improvement, and Modernization Act (the "Medicare Act") was passed by Congress and enacted by President Bush on December 8, 2003. The Medicare Act is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits effective in 2006 with an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, the Company believes the Medicare Act may create additional volume demand and provide incentives for additional utilization of generic drugs.

     As a leading provider of products and services supporting the health care industry, including the distribution of pharmaceuticals and other health care products, the Company is monitoring issues regarding importation of pharmaceuticals and other health care products. The Company is sensitive to the issue of pharmaceutical prices and the pricing disparity between domestic and international markets. However, the Company believes that for importation to be successful, additional controls and protections would need to be implemented to ensure patients and consumers receive safe and effective pharmaceutical products. The Company will continue to work proactively with all participants and regulators in the pharmaceutical supply chain to help ensure any solution is safe and efficient.

     During the nine months ended March 31, 2004, the Company completed several acquisitions, including Intercare. The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the health care industry. This trend has resulted in expansion into service areas which (a) complement the Company's existing operations, and (b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business. As the health care industry continues to change, the Company regularly evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. There can be no assurance that it will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, the Company would incur additional merger- and acquisition-related costs, and may need to enter into funding arrangements for such mergers or acquisitions. There can be no assurance that the integration efforts associated with any such transaction would be successful.

GENERAL

        The following discussions provide details regarding the results of operations of the Company's four operating business segments. See Note 5 in "Notes to Condensed Consolidated Financial Statements" for a description of these segments.

RESULTS OF OPERATIONS


Operating Revenue                                          Three Months Ended                        Nine Months Ended
                                                               March 31,                                 March 31,
                                                -----------------------------------------  ---------------------------------------
                                                                   Percent of Total                         Percent of Total
                                                                  Operating Revenues                       Operating Revenues
                                                               --------------------------  ---------------------------------------
                                                 Growth (1)        2004         2003        Growth (1)      2004         2003
-------------------------------------------------------------  -------------------------------------------------------------------
Pharmaceutical Distribution and Provider
  Services                                          14%            81%          81%            13%          81%          82%
Medical Products and Services                       14%            13%          13%            12%          13%          13%
Pharmaceutical Technologies and Services            14%             5%           5%            39%           5%           4%
Automation and Information Services                  4%             1%           1%             8%           1%           1%

Total Company                                       14%            100%         100%           14%          100%         100%
----------------------------------------------------------------------------------------------------------------------------------

        (1) Growth is calculated as the change (increase or decrease) in the operating revenue for the three and nine months ended March 31, 2004, compared to the three and nine months ended March 31, 2003.

        TOTAL COMPANY. Total operating revenue for the three and nine months ended March 31, 2004, increased 14% compared to the same periods of the prior year. These increases resulted from a higher sales volume across each of the Company's segments; revenue growth from existing customers; the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company's diverse offerings; the addition of new products; and pharmaceutical price increases.

        PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's operating revenue growth of 14% and 13%, respectively, during the three and nine months ended March 31, 2004, resulted from strong sales to customers within this segment's core pharmaceutical distribution business. "Direct Store Door" sales (sales in which the Company breaks down bulk pharmaceuticals to customize orders for delivery direct to the health care providers) within the pharmaceutical distribution business showed particular strength, increasing 24% during the three and nine months ended March 31, 2004. The increase in "Direct Store Door" sales was primarily due to increased sales to new and existing customers, in particular alternate site and health system customers, and pharmaceutical price increases. This segment's growth was dampened by the impact of declining "Bulk from Stock" sales as described in the "Overview" section. To fully gauge downstream customer demand within pharmaceutical distribution, three types of sales should be aggregated. These sales types are "Direct Store Door" and "Bulk from Stock" (reported in total as operating revenues) and "Bulk Deliveries to Customer Warehouses." Revenue growth from these total sales activities was 14% and 16% during the three and nine months ended March 31, 2004, as compared to the comparable periods a year ago. In addition, the three months ended March 31, 2004, included an extra business day when compared to the same period a year ago, which accounted for approximately 2% of this segment's revenue growth for the three months ended March 31, 2004.

        MEDICAL PRODUCTS AND SERVICES. This segment's operating revenue growth of 14% and 12%, respectively, during the three and nine months ended March 31, 2004, resulted primarily from increased sales momentum from new and existing contracts within the distribution business, as well as increased sales from new self-manufactured products. New contracts drove an increase in sales of both distributed and self-manufactured products, with sales from the distribution business showing particular strength during the three and nine months ended March 31, 2004. Sales of new self-manufactured products, particularly enhancements within surgeon glove products, contributed to this segment's revenue growth. This segment's revenue growth has been well above industry averages during the current fiscal year. Also, this segment's international business contributed solid revenue growth during the three months ended March 31, 2004. This segment also benefited from the extra business day during the three months ended March 31, 2004, when compared to the same period a year ago, accounting for approximately 2% of this segment's revenue growth for the three months ended March 31, 2004.

        PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's operating revenue growth of 14% and 39%, respectively, during the three and nine months ended March 31, 2004, resulted from sales momentum within the pharmaceutical development, packaging services and nuclear pharmacy businesses. This segment's revenue growth for the three months ended March 31, 2004, benefited from the inclusion of Intercare, an acquisition that was completed during December 2003. Intercare's results of operations are not included in the prior period amounts. Also, this segment's revenue growth for the nine months ended March 31, 2004, benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the amounts for the first half of fiscal 2003 (prior to the acquisition). This segment's revenue growth was partially dampened by a delay in the startup of commercial manufacturing of key sterile products from signed contracts, which has now begun during the fourth quarter of fiscal 2004.

        AUTOMATION AND INFORMATION SERVICES. This segment's operating revenue growth of 4% and 8%, respectively, during the three and nine months ended March 31, 2004, primarily reflected sales growth within the medication product lines (such as Pyxis MedStation(R)). A portion of this segment's revenue growth was due to the addition of new customers and products. This segment was impacted by a softening of demand at the hospital level. The Company believes that this softening is attributable to capital spending pressures being experienced by hospitals. The Company believes that this trend may continue in the short-term; however, the Company remains confident in the long-term prospects for this segment as patient safety concerns combine with innovative new products to drive future demand.

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

Operating Earnings                                   Three Months Ended                    Nine Months Ended
                                                          March 31,                            March 31,
                                             ------------------------------------ -------------------------------------
                                                            Percent of Total                      Percent of Total
                                                           Operating Earnings                    Operating Earnings
                                             ------------------------------------ -------------------------------------
                                             Growth (1)     2004        2003       Growth (1)     2004        2003
-----------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider
  Services                                       0%          48%         52%          (2%)         46%         51%
Medical Products and Services                    11%         26%         24%          10%          26%         25%
Pharmaceutical Technologies and Services         22%         16%         14%          33%          17%         14%
Automation and Information Services              8%          10%         10%          12%          11%         10%

Total Company (2)                                9%         100%        100%           6%         100%        100%
-----------------------------------------------------------------------------------------------------------------------

        (1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three and nine-month periods ended March 31, 2004, compared to the three and nine-month periods ended March 31, 2003.

        (2) The Company's overall operating earnings growth of 9% and 6%, respectively, during the three and nine-month periods ended March 31, 2004, includes the effect of special items. Special items are not allocated to the segments. See Note 4 in "Notes to Condensed Consolidated Financial Statements" for further information regarding the Company's special items.

        TOTAL COMPANY. Total operating earnings for the three months ended March 31, 2004, increased 9% compared to the same period of the prior year. This operating earnings growth resulted primarily from the Company's revenue growth of 14% during the same time period, which yielded a gross margin increase of 7%. Gross margins grew at a slower rate than revenues primarily due to two reasons:
(1) the continued dampening effect of reduced vendor margins and competitive pricing within the Pharmaceutical Distribution and Provider Services segment driven by changes to its business model (see the "Overview" section for further discussion); and (2) an increased mix of lower-margin distribution business within the Medical Products and Services segment. Strong expense productivity resulted in only 6% growth in selling, general and administrative expenses during the three months ended March 31, 2004.

        Total operating earnings for the nine months ended March 31, 2004, increased 6% compared to the same period of the prior year. This operating earnings growth resulted primarily from the Company's revenue growth of 14% during the same time period, which yielded a gross margin increase of 8%. As discussed above, gross margins grew at a slower rate than revenues due to dynamics within the Pharmaceutical Distribution and Provider Services and Medical Products and Services segments. The growth rate for the nine months ended March 31, 2004, was also positively impacted by the inclusion of Syncor, whose results of operations are not included in the first six months of fiscal 2003 since the acquisition of Syncor was completed January 1, 2003. These increases were offset partially by the impact of the Company's special items, which totaled expense of $18.0 million during the nine months ended March 31, 2004, as compared to income of $9.1 million during the same period a year ago.

        The growth rates for the three and nine months ended March 31, 2004, reflect the increased contributions from the Company's operating segments outside of the Pharmaceutical Distribution and Provider Services segment, which generate higher gross margins and operating earnings (as a percentage of operating revenue). These segments now account for more than one-half of the Company's operating earnings.

        The Company continues to leverage its expense structure through disciplined expense control, and the productivity benefits resulting from scale associated with revenue growth and previous investments in automation and technology. Selling, general and administrative expenses as a percentage of revenue were 4.15% during the three and nine months ended March 31, 2004, as compared to 4.49% and 4.39%, respectively, for the same periods a year ago. The overall increase in operating expenses was primarily a result of the additional expenses resulting from acquisitions, higher personnel costs associated with the overall business growth and an increase in depreciation and amortization costs. Additionally, the Company continues to invest in research and development and strategic initiatives that will benefit future periods, which are charged against current operating earnings as incurred. The increase in the Company's expenses for the three and nine months ended March 31, 2004, was offset partially by: (1) a reduction in incentive compensation expenses due to the performance of the Company's consolidated operations relative to management's expectations and established financial performance metrics; and (2) adjustments of certain trade receivable reserves due to changes in customer-specific credit exposures, as well as improvements in customer credit, billing and collection processes yielding significant reductions in past due and uncollectible accounts.

        PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's operating earnings were stable during the three months ended March 31, 2004, as compared to the same period a year ago, and decreased 2% during the nine months ended March 31, 2004, as compared to the same period a year ago. The absence of positive earnings growth in this segment resulted from reduced vendor margins, as further discussed in the "Overview" section, and the impact of competitive pricing within the pharmaceutical distribution industry. These declines were offset partially by this segment's revenue growth of 14% and 13% during the three and nine months ended March 31, 2004, as well as disciplined expense control throughout the segment.

        MEDICAL PRODUCTS AND SERVICES. This segment's operating earnings growth of 11% and 10%, respectively, during the three and nine months ended March 31, 2004, resulted primarily from this segment's overall revenue growth of 14% and 12%, respectively, during the comparable periods, led by sales momentum in distribution contracts. The gross margin impact of an increased mix of distributed products, competitive pricing within the industry and increases in raw material costs (principally plastic resin and natural rubber latex) were offset partially by manufacturing productivity improvements and disciplined expense control.

        PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's operating earnings growth of 22% during the three months ended March 31, 2004, resulted primarily from this segment's overall revenue growth of 14% during the comparable period, as well as from favorable product mix and productivity efficiencies. This segment also benefited from the inclusion of Intercare, whose results of operations are not included in the prior period since the Intercare acquisition was completed during the second quarter of fiscal 2004. This segment's operating earnings growth was dampened by a delay in the startup of commercial manufacturing of certain sterile products, as disclosed in this segment's operating revenue discussion.

        This segment's operating earnings growth of 33% during the nine months ended March 31, 2004, resulted primarily from this segment's overall revenue growth of 39% during the comparable period, as well as from productivity efficiencies and disciplined expense control. This segment's operating earnings growth during the nine months ended March 31, 2004, also benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the first half of fiscal 2003. Since Syncor's operating earnings as a percentage of operating revenue is less than the other business units within this segment, its inclusion had a deleveraging effect on operating earnings growth in comparison to revenue growth. Also, as noted above, this segment's operating earnings growth was dampened by a delay in the startup of commercial manufacturing of certain sterile products.

        AUTOMATION AND INFORMATION SERVICES. This segment's operating earnings growth of 8% and 12%, respectively, during the three and nine months ended March 31, 2004, resulted primarily from this segment's overall revenue growth of 4% and 8%, respectively, during the comparable periods in conjunction with operational improvements and favorable product mix. This segment's growth rate for the nine months ended March 31, 2004, also benefited from a reduction in receivable reserves due to improvements in customer-specific credit matters, as well as general improvements in customer credit, billing and collection procedures, which have resulted in significant reductions in past due and uncollectible accounts.

Special Charges
        See Note 4 in "Notes to Condensed Consolidated Financial Statements" for detail of the Company's special items during the three and nine months ended March 31, 2004 and 2003.

Interest Expense and Other
        The decrease in interest expense and other of $2.9 million and $17.6 million, respectively, during the three and nine months ended March 31, 2004, compared to the same periods in the prior fiscal year, resulted from lower interest rates and lower borrowing levels as a result of the Company's strong operating cash flow. The Company also recorded a net gain of approximately $7.1 million related to the sale of a non-strategic business during the nine months ended March 31, 2004.

Provision for Income Taxes
        The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 32.7% and 32.9% for the three and nine months ended March 31, 2004, respectively, as compared to 33.4% and 33.9% for the three and nine months ended March 31, 2003. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

Loss from Discontinued Operations
     See Note 9 in "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities during the nine months ended March 31, 2004, totaled $1,335.4 million, an increase of $819.6 million when compared to the same period a year ago. The increase was primarily the result of reduced investment in working capital and improved earnings from continuing operations. The Company's working capital investment typically moves directionally in line with revenue. However, management expects the relative investment in working capital to decline due to the changing business model in the pharmaceutical distribution industry. For example, the Company has recognized a decline in its days inventory on-hand and expects this trend to continue. This change is expected to have a favorable impact on operating cash flow during the transition and for the long-term, and to moderate historical seasonal fluctuations in working capital. For further discussion of changes within the Company's earnings from continuing operations, see the "Results of Operations" section. Additionally, the Company sold lease receivables for proceeds of $164.2 million during the second quarter of fiscal 2004, as compared to $200.0 million during the same period a year ago.

     Net cash used in investing activities during the nine months ended March 31, 2004, increased $602.0 million when compared to the same period a year ago to $819.8 million, primarily the result of cash acquisitions. During the nine months ended March 31, 2004, the Company completed several acquisitions, including Intercare. Capital expenditures remained relatively stable, increasing $7.9 million.

     Net cash used in financing activities totaled $1,712.4 million during the nine months ended March 31, 2004. During the first quarter of fiscal 2004, the Company's Board of Directors approved, and management completed, a share repurchase program for $1 billion of the Company's Common Shares. The Board of Directors approved an additional $500 million share repurchase during the third quarter of fiscal 2004, $460.3 million of which has been repurchased through an accelerated share repurchase program as of March 31, 2004 (see Note 2 in "Notes to Condensed Consolidated Financial Statements" for further information regarding this share repurchase program). The share repurchases were partially offset by proceeds totaling $144.3 million from stock issued under various employee stock plans. Additionally, despite the assumption of debt related to acquisitions during the nine months ended March 31, 2004, the Company reduced total debt by $357.0 million. As part of that reduction, two $100.0 million notes matured and were retired in February 2004. Dividends totaled $39.4 million, up $5.8 million from the prior period.

     The Company maintains two $750.0 million revolving credit facilities. The facilities are available for general corporate purposes; however, they are primarily used as backstop liquidity for the Company's commercial paper program. During the third quarter of fiscal 2004, the Company refinanced its maturing 364-day, $750.0 million revolving credit facility with a five-year, $750.0 million revolving credit facility. Management believes that the extension to a five-year facility enhanced the Company's credit profile by reducing refinancing risk at nominal marginal cost.

     The Company's cash balance as of March 31, 2004, of $527.2 million included $261.2 million outside of the United States. Although the vast majority of the cash held outside the United States is available for repatriation, doing so could subject it to United States federal income tax. In addition to cash, the Company's sources of liquidity include a $1.5 billion commercial paper program, a $150 million extendable commercial note program and a $250 million accounts receivable securitization program. All three facilities were unused at quarter end, except for approximately $37 million of standby letters of credit. The Company also has lines of credit exceeding $300 million as sources of liquidity. As of March 31, 2004, the Company had in excess of $200 million of remaining capacity available from these lines of credit.

     From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of services to the health care industry. The Company regularly evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. If additional transactions are entered into or consummated, the Company would incur merger- and acquisition-related costs, and may need to enter into funding arrangements for such mergers or acquisitions.


OFF-BALANCE SHEET ARRANGEMENTS
     See Note 11 in "Notes to Condensed Consolidated Financial Statements" for a discussion of recent off-balance sheet arrangements.

OTHER
     See Note 1 in "Notes to Condensed Consolidated Financial Statements" for a discussion of recent financial accounting standards.


        ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except as discussed under "Foreign Exchange Rate Sensitivity" below, the Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2003 Form 10-K.

     FOREIGN EXCHANGE RATE SENSITIVITY. The Company's exposure to cash flow and earnings fluctuations related to foreign currency increased as a result of the Intercare acquisition. Foreign currency risk exists by nature of the Company's global operations. Because the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. For fiscal 2004, the Company's net transactional exposure is approximately $328.9 million. A hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a gain or loss of approximately $32.9 million, principally driven by exposures to the euro, sterling and Mexican peso. In order to mitigate its transactional exposure to foreign currency risk, the Company enters into hedging contracts. For fiscal 2004, the Company hedged approximately 55% of its exposure to transactions denominated in different foreign currencies. In the event of a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure, the resulting gain or loss previously noted for fiscal 2004 would decrease by approximately $18.0 million. Therefore, as a result of the Company's hedging activity as of June 30, 2004, a hypothetical 10% aggregate increase or decrease in the currencies to which the Company has exposure would result in a net gain or loss of approximately $14.9 million ($32.9 million less $18.0 million mitigated by hedges in fiscal 2004). See Notes 1 and 5 in "Notes to Consolidated Financial Statements" from the 2003 Form 10-K for further discussion.

     The Company also has exposure related to the translation of financial statements from the local currency of its foreign divisions to U.S. dollars, the functional and reporting currency of the parent company. During fiscal 2004, this translational exposure totaled approximately $120.0 million. The potential gain or loss due to foreign currency translation, assuming a 10% aggregate increase or decrease in the respective currencies, would be approximately $12.0 million for fiscal 2004. The Company typically does not hedge its translational exposure. There were no translational hedges outstanding at March 31, 2004.


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

     The Company's management, including the Company's Chief Executive Officer and the Executive Vice President and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based upon evaluation of information available as of the date of this report, the Company believes its controls are effective.

     In connection with the audit committee review described in Note 6 in "Notes to Condensed Consolidated Financial Statements," the Company's management intends to review disclosure controls and procedures as well as internal controls and modify them to the extent, if any, determined to be necessary.

        During the three-month period ended March 31, 2004, there have been no changes to internal controls that have materially affected, or are reasonably likely to materially affect, the Company's financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        The discussion below is limited to an update of material developments that have occurred in the various judicial proceedings, many of which are more fully described in Part I, Item 3, of the 2003 Form 10-K, and the Form 10-Q's for the fiscal quarters ended September 30 and December 31, 2003, and are incorporated herein by reference. To the extent any such statements constitute "forward looking statements," reference is made to Exhibit 99.01 of this Form 10-Q and beginning on page 8 of the 2003 Form 10-K.

     Reference is also made to Note 6 in the "Notes to Condensed Consolidated Financial Statements," which is incorporated herein by reference, for additional information regarding various other pending legal proceedings relating to the Company.

Vitamins Litigation

        On May 17, 2000, Scherer, which was acquired by the Company in August 1998, filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of March 31, 2004, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $144.7 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. The Company has settled all known claims with all but one of the defendants, and the total amount of any future recovery will not likely represent a material amount.

Antitrust Litigation against Pharmaceutical Manufacturers

        During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of the class actions, but has been a member of the direct purchasers class (i.e. those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. See
Note 4 in "Notes to Condensed Consolidated Financial Statements" for a discussion of recoveries through March 31, 2004. Additionally, in April 2004, the Company received its share of the settlement proceeds for one of these actions. Such amount, approximately $31.7 million, will be reported as a special item in the Company's fourth quarter fiscal 2004 results. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of those class actions.

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases the Company made of its Common Shares during the fiscal quarter ended March 31, 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                     Total Number of
                                                                    Shares Purchased      Approximate Dollar
                             Total Number                              as Part of        Value of Shares that
                              of Shares          Average Price     Publicly Announced    May Yet Be Purchased
Period                        Purchased         Paid per Share         Program (1)      Under the Program (2)
-------------------------------------------------------------------------------------------------------------
January 1-31, 2004              1,191 (3)           $59.68                 --                   --
-------------------------------------------------------------------------------------------------------------
February 1-29, 2004               584 (3)           $65.40                 --                   --
-------------------------------------------------------------------------------------------------------------
March 1-31, 2004            6,891,482 (4)           $66.80 (2)          6,891,386            $39,652,283(5)
-------------------------------------------------------------------------------------------------------------
Total                       6,893,257               $66.80              6,891,386            $39,652,283(5)
=============================================================================================================

(1) The Company repurchased approximately 6.9 million Common Shares pursuant to a $500 million share repurchase program publicly announced on February 27, 2004 (the "Program"). Pursuant to the terms of the agreements between the Company and its broker-dealer, the Program will expire when the entire $500 million in aggregate amount of Common Shares has been repurchased.

(2) The approximately 6.9 million Common Shares repurchased pursuant to the Program were repurchased under an accelerated share repurchase program and were subject to a future contingent purchase price adjustment to be settled during the fourth quarter of fiscal 2004. The accelerated share repurchase program was completed on May 11, 2004. The final volume weighted average price was $70.07. As a result, the Company will settle the forward contract for $22.5 million in cash during the fourth quarter, which cost will be included in the amount associated with Common Shares in treasury. The Company intends to use the remaining $17.2 million of the initial authorization to repurchase additional Common Shares. See Note 2 in "Notes to Condensed Consolidated Financial Statements" for more information on the Program and the purchase price adjustment.

(3) Reflects Common Shares withheld from employees for payment of taxes due upon the vesting of Restricted Shares.

(4) Reflects Common Shares purchased pursuant to the Program and 96 Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

(5) The approximate dollar value of Common Shares that may yet be purchased under the Program as of the date of the filing of this Form 10-Q is $17.2 million. See note 2 above for a calculation of this amount.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Listing of Exhibits:

  Exhibit
   Number       Exhibit Description
   ------       -------------------
      10.01     Amended and Restated Employment Agreement, effective as of
                February 1, 2004, between the Company and Robert D. Walter (1)

      10.02 Employment Agreement, effective as of February 1, 2004, between the Company and George L. Fotiades (1)

      31.01 Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.02 Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.01 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.02 Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.01     Statement Regarding Forward-Looking Information (2)

--------------

        (1) Included as an exhibit to the Registrant's Current Report on Form 8-K filed February 6, 2004 (File No. 1-11373) and incorporated herein by reference.

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


                               CARDINAL HEALTH, INC.




Date:    May 14, 2004               /s/ Robert D. Walter
                                    -------------------------------------------
                                    Robert D. Walter
                                    Chairman and Chief Executive Officer




                                     /s/ Richard J. Miller
                                    -------------------------------------------
                                    Richard J. Miller
                                    Executive Vice President and Chief Financial
                                    Officer