Form 10-K
period 2004-06-30
CARDINAL HEALTH INC
filed 2004-10-26
CIK 721371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X]  No [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2003, based on the closing price on December 31, 2003, was approximately $26,147,514,930.

     The number of Registrant's Common Shares outstanding as of October 25, 2004, was as follows: Common Shares, without par value: 432,043,722.

                                TABLE OF CONTENTS


   ITEM                                                                                       PAGE
   ----                                                                                       ----
    Important Information Regarding Forward-Looking Statements..............................     3

                                             PART I

1.  Business................................................................................     3

2.  Properties..............................................................................    18

3.  Legal Proceedings.......................................................................    18

4.  Submission of Matters to a Vote of Security Holders.....................................    24

                                            PART II

5.  Market for the Registrant's Common Shares, Related Shareholder Matters and
    Issuer Purchases of Equity Securities...................................................    25

6.  Selected Financial Data.................................................................    26

7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    27

7a. Quantitative and Qualitative Disclosures About Market Risk..............................    45

8.  Financial Statements and Supplementary Data.............................................    46

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure....................................................................   104

9a. Controls and Procedures.................................................................   104

                                            PART III

10. Directors and Executive Officers of the Registrant......................................   106

11. Executive Compensation..................................................................   110

12. Security Ownership of Certain Beneficial Owners and Management..........................   116

13. Certain Relationships and Related Transactions..........................................   118

                                            PART IV

14. Principal Accounting Fees and Services..................................................   119

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   120

    Signatures..............................................................................   126

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, Part II, Item 7 of this Form 10-K. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statement was made. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in the section titled "Risk Factors That May Affect Future Results" within "Item 1: Business") and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1: BUSINESS

GENERAL

      Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company encompassing a number of operating subsidiaries that do business as Cardinal Health. The Company is a leading provider of products and services supporting the health care industry, and helping health care providers and manufacturers improve the efficiency and quality of health care. As used in this report, the terms the "Registrant" and the "Company" refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2004 (the end of the Company's fiscal year).

      The description of the Company's business should be read in conjunction with the financial statements and supplementary data included in this Form 10-K.

Accounting Investigations and Restatement

      As previously reported, in October 2003, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry regarding the Company. The SEC's request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. In connection with the SEC's informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. While the Company is continuing in its efforts to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings as well as the imposition of fines and other penalties, remedies and sanctions.

      During September and October 2004, the Audit Committee reached certain conclusions with respect to findings to date from its internal review. These conclusions regarding certain items that impact revenue and earnings relate to four primary areas of focus: (1) classification of sales to customer warehouses between "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" within the Company's Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company's practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company's Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that have been identified in the internal review. The Audit Committee's internal review with respect to the financial statement impact of the matters reviewed to date is substantially complete. In connection with these conclusions, the Audit Committee has determined that the financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003 as well as the first three quarters of fiscal 2004 should be restated to reflect the conclusions from its internal review to date, and as such, the previously published financial statements of the Company for such periods should no longer be relied upon. On September 13, 2004, the Company filed a Form 8-K disclosing the Audit Committee's determination as of such date.

      In connection with the Audit Committee's conclusions with respect to findings to date from its internal review, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Notes 1 and 2 of "Notes to Consolidated Financial Statements." Revenue previously disclosed separately as "Bulk Deliveries to Customer Warehouses and Others" has been aggregated with "Operating Revenue" resulting in combined "Revenue" being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its Automation and Information Services segment after assessing the impact this segment's sales practice had on the Company's results of operations for the three year period ended June 30, 2004. Lastly, the Company restated its financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of generally accepted accounting principles ("GAAP") and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. As a result, the Company supplemented its historical disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect these changes.

      As the Company continues to respond to the SEC's investigation and the Audit Committee's ongoing internal review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Form 10-K will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in this Form 10-K.

ALARIS Acquisition

      On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of ALARIS Medical Systems, Inc. ("ALARIS"), a leading provider of intravenous medication safety products and services. On July 7, 2004, ALARIS merged with a subsidiary of the Company to complete the transaction. For additional information concerning the Company's acquisition of ALARIS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of "Notes to Consolidated Financial Statements." As of June 30, 2004, the Company had not made a determination as to the segment reporting for ALARIS. Therefore, the results for ALARIS are reported in the Corporate segment in this Form 10-K. Due to the short period of time between the completion of the acquisition and end of fiscal 2004, the impact of ALARIS' results is not material. As discussed below under "Business Segments," the Company recently announced the creation of a new segment, Clinical Technologies and Services, which will replace the Company's Automation and Information Services segment and will include ALARIS in addition to other of the Company's existing businesses.

BUSINESS SEGMENTS

      As of June 30, 2004, the Company's operations were organized into four reporting segments. They are: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services.

      On August 30, 2004, the Company announced the creation of a new segment, Clinical Technologies and Services, which will replace the Company's Automation and Information Services segment. This new segment will include ALARIS, the Company's existing businesses formerly within the Automation and Information Services segment and the Company's Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. The Company will begin reporting results for this new segment beginning with the first quarter fiscal 2005. In addition, effective first quarter fiscal 2005, the Company will transfer its Specialty Pharmaceutical Distribution business, formerly included within the Pharmaceutical Distribution and Provider Services segment, to the Medical Products and Services segment. All prior periods will be restated to reflect these transfers in fiscal 2005. See
Note 18 of "Notes to Consolidated Financial Statements" for more information regarding the Company's reporting segments.

     PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES

      Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other health care products and provides pharmacy management and related consulting services to hospital, retail and alternate-site pharmacies. The Company's Pharmaceutical Distribution business is one of the country's leading wholesale distributors of pharmaceutical and related health care products to independent and chain drug stores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the United States. Through the acquisition of The Intercare Group, plc ("Intercare"), this segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. As a full-service wholesale distributor, the Company's Pharmaceutical Distribution business complements its distribution activities by offering a broad range of support services to assist the Company's customers and suppliers in maintaining and improving the efficiency and quality of their services. These support services include: online procurement, fulfillment and information provided through cardinal.com; computerized order entry and order confirmation systems; generic sourcing programs; product movement and management reports; consultation on store operations and merchandising; and customer training. The Company's proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs and monitor their purchases.

      Through this segment, the Company also operates several specialty health care distribution businesses which offer services to the Company's customers and suppliers while providing the Company with additional opportunities for growth and profitability. For example, the Company operates a pharmaceutical repackaging and distribution program for both independent and chain drug store customers. In addition, the Company serves as a distributor of oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities on a nationwide basis through the utilization of telemarketing and direct mail programs.

      Also through this segment, the Company provides services that help enhance performance in hospital pharmacies through integrated pharmacy management, consulting and temporary staffing and related services. In addition, the Company is a franchisor of apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. ("Medicine Shoppe") and Medicap Pharmacies Incorporated ("Medicap") franchise systems. Additionally, through this segment, the Company operates a non-core wholesale-to-wholesale pharmaceutical trading business that sells excess pharmaceutical inventory.

     MEDICAL PRODUCTS AND SERVICES

      Through its Medical Products and Services segment, the Company provides medical products and cost-saving services to hospitals and other health care providers. The Company offers a broad range of medical and laboratory products, representing approximately 2,000 suppliers in addition to its own line of surgical and respiratory therapy products to hospitals and other health care providers. The Company also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, exam and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, special procedure products and other products. The Company also assists its customers in reducing costs while helping improve the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com, supply-chain management and instrument repair.

     PHARMACEUTICAL TECHNOLOGIES AND SERVICES

      Through its Pharmaceutical Technologies and Services segment, the Company provides a broad range of technologies and services to the pharmaceutical, life sciences and consumer health industries. This segment's Oral Technologies business provides proprietary drug delivery technologies, including softgel capsules, controlled release forms and Zydis(R) fast dissolving wafers, and manufacturing for nearly all traditional oral dosage forms. The Biotechnology and Sterile Life Sciences business provides advanced aseptic blow/fill/seal technology, drug lyophilization and manufacturing for nearly all sterile dose forms, such as vials and prefilled syringes, as well as biologic development. The Packaging Services business provides pharmaceutical packaging services, folding cartons, inserts and labels, with proprietary expertise in child-resistant and unit dose/compliance package design. The Pharmaceutical Development business provides drug discovery, development, analytical science and regulatory consulting expertise, and clinical supplies manufacturing and packaging. The Healthcare Marketing Services business provides medical education, marketing and contract sales services, along with product logistics management. The Nuclear Pharmacy Services business operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. The Company also manufactures and markets generic injectible pharmaceutical products for sale to pharmacies in the United Kingdom and provides manufacturing services for oral potent drugs and sterile dose forms in Europe.

     AUTOMATION AND INFORMATION SERVICES

      The Company, through its Automation and Information Services segment, operates businesses focusing on meeting customer needs through unique and proprietary automation and information products and services. This segment develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities, as well as bedside clinical verification and patient entertainment systems.

     ALARIS

      The Company's recently acquired subsidiary, ALARIS, develops and markets products for the safe delivery of intravenous ("IV") medications. ALARIS is a global leader in the design, development and marketing of IV medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment. ALARIS' "smart" infusion pumps, with proprietary Guardrails(R) Safety Software, help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and gather and record clinical information for review, analysis and interpretation. As discussed above, the Company recently announced the creation of a new segment, Clinical Technologies and Services, which will replace the Company's Automation and Information Services segment and will include ALARIS in addition to other of the Company's existing businesses.

      For information on comparative segment revenues, profits and related financial information, see Note 18 of "Notes to Consolidated Financial Statements."

CARDINAL.COM

      This Annual Report on Form 10-K as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available on the Company's website (www.cardinal.com, under the "Investor Relations--SEC filings" captions) after the Company electronically files such materials with, or furnishes them to, the SEC. Required filings by the Company's officers, directors and third parties with respect to Cardinal Health furnished in electronic form are also made available on the Company's website as are proxy statements for the Company's shareholder meetings. These filings also may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

      Information relating to corporate governance at Cardinal Health, including the Company's Corporate Governance Guidelines and Standards of Business Ethics (as contained in the Cardinal Health Ethics Guide) for all of the Company's employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and the Company's directors; and information concerning the Company's directors and Board Committees, including Committee charters, is available on the Company's website (www.cardinal.com, under the "Investor Relations" caption). This information also is available in print (free of charge) to any shareholder who requests it from the Company's Investor Relations department.

ACQUISITIONS AND DIVESTITURES

      Since June 30, 1999, the Company has completed a number of business combinations including the following (in millions):

                                                                                                      CONSIDERATION PAID
                                                                                            --------------------------------------
                                                                                                     STOCK OPTIONS
   DATE              COMPANY              LOCATION              LINE OF BUSINESS            SHARES    CONVERTED (1)        CASH
----------     -------------------     --------------   --------------------------------    ------  ------------------  ----------
                                                          Custom manufacturer of sterile
9/10/1999       Automatic Liquid        Woodstock,        liquid pharmaceuticals and
                Packaging, Inc.          Illinois         other health care products           8.7          -                   -

                                                           Distributor of medical,
                                                           surgical and laboratory
                                                        supplies to doctors' offices,
8/16/2000        Bergen Brunswig          Orange,          long-term care and nursing
               Medical Corporation       California       centers, hospitals and other           -          -           $     181
                                                              providers of care

                                                           Wholesale distributor of
2/14/2001       Bindley Western        Indianapolis,    pharmaceuticals and provider of
                Industries, Inc.         Indiana          nuclear pharmacy services           23.1        5.1                   -

                                                           Pharmaceutical contract
                                                           development organization
                                                           providing analytical and
4/15/2002           Magellan             Research          development services to
               Laboratories, Inc.      Triangle Park,          pharmaceutical and                -          -           $     221(2)
                                       North Carolina     biotechnological industries

                                                           Full-service provider of
                                                         strategic medical education
6/26/2002       Boron, LePore &         Wayne, New       solutions to the health care
                Associates, Inc.          Jersey                   industry                      -        1.0           $     189

1/1/2003      Syncor International     Woodland Hills,     Leading provider of nuclear        12.5        3.0                   -
                  Corporation           California            pharmacy services

                                                        Contract services manufacturer
12/16/2003     The Intercare Group,                           and distributor for
                      plc              United Kingdom       pharmaceutical companies             -          -           $     570(3)

                                                           Provider of intravenous
6/28/2004        ALARIS Medical         San Diego,      medication safety products and
                   Systems, Inc.        California                 services                      -        0.6           $   2,080(4)

(1) As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company's Common Shares. This column represents the number of the Company's Common Shares subject to such converted stock options immediately following conversion giving effect to interim stock splits.

(2) Purchase price is before consideration of any tax benefits associated with the transaction.

(3) This includes the assumption of approximately $150 million in debt.

(4) This includes the assumption of approximately $358 million in debt.

      The Company has also completed a number of smaller acquisitions (asset purchases, stock purchases and mergers) and divestitures during the last five fiscal years, including acquisitions of Med Surg Industries, Inc.; Rexam Cartons Inc.; International Processing Corporation; American Threshold Industries, Inc.; SP Pharmaceuticals, L.L.C.; Medicap; and Snowden Pencer Holdings, Inc.; and the divestiture of certain operations of the medical imaging business of Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc., and is referred to in this Form 10-K as "Syncor").

      The Company evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its operations and services across all reporting segments from time to time as appropriate. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities. In addition, the Company evaluates from time to time as appropriate its portfolio of businesses to identify any non-core businesses for possible divestiture. For additional information concerning certain of the transactions described above, see Notes 4 and 17 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND SUPPLIERS

      The Company's largest customer, CVS Corporation ("CVS"), accounted for approximately 18% of the Company's revenue (by dollar volume) for fiscal 2004 (15% relates to "Bulk Revenue," as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All of the Company's business with CVS is included in its Pharmaceutical Distribution and Provider Services segment. The aggregate of the Company's five largest customers, including CVS, accounted for approximately 34% of the Company's revenue (by dollar volume) for fiscal 2004. The Company would be adversely affected if the business of these customers were lost. In addition, certain of the Company's businesses have entered into agreements with group purchasing organizations ("GPOs"), which organizations act as purchasing agents that negotiate vendor contracts on behalf of their members. Approximately 17% of revenue for fiscal 2004 was derived from GPO members through the contractual arrangements established with Novation, LLC ("Novation") and Premier Purchasing Partners, L.P. ("Premier")--the Company's two largest GPO relationships in terms of member revenue. Generally, compliance by GPO members with GPO vendor selections is voluntary. As such, the Company believes the loss of any of the Company's agreements with a GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company's operating results. See Note 13 in "Notes to Consolidated Financial Statements" for further information regarding the Company's concentrations of credit risk and major customers.

      The Company obtains its products from many different suppliers, the largest of which, Pfizer, Inc., accounted for approximately 14% (by dollar volume) of the Company's revenue in fiscal 2004. The Company's five largest suppliers combined accounted for approximately 40% (by dollar volume) of the Company's revenue during fiscal 2004 and, overall, the Company believes its relationships with its suppliers are good. The Company's arrangements with its pharmaceutical suppliers typically may be canceled by either the Company or the supplier upon 30 to 90 days prior notice, although many of these arrangements are not governed by formal agreements and therefore may be subject to earlier cancellation. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable at reasonable rates.

      As previously reported, the Company's Pharmaceutical Distribution business is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from pharmaceutical manufacturers was based on each manufacturer's unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived through the Company's ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on stable and predictable pharmaceutical pricing practices. Beginning in fiscal 2003, pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including the provision of data concerning product sales and distribution patterns. The Company believes these changes have been made to provide greater visibility to pharmaceutical manufacturers over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. Nevertheless, the impact of these changes has significantly reduced the compensation received by the Company from pharmaceutical manufacturers. In addition, since the fourth quarter of fiscal 2004, pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency of product price increases generally has slowed versus historical levels. As a result of these actions by pharmaceutical manufacturers, the Company is no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.

      In response to the developments described above, the Company is working to establish a compensation system that is no longer dependent on manufacturers' sales or pricing practices, but rather is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer's products. To that end, the Company is working with individual pharmaceutical manufacturers to define fee-for-service terms that will adequately compensate the Company, in light of each product's unique distribution requirements, for the logistical, capital and administrative services being provided by the Company. To accelerate this process, in August 2004, the Company communicated to its pharmaceutical manufacturing vendors a new policy which sets April 1, 2005 or, for manufacturers with an existing agreement with the Company, the next anniversary date of such agreement, as the deadline by which manufacturers must have entered into a mutually satisfactory distribution services agreement with the Company providing for reliable, predictable and adequate compensation for the Company's services. For any manufacturer with which the

Company is unable to enter into such a mutually satisfactory agreement, the Company plans to assist such manufacturer in transitioning to another method of distribution. There can be no assurance that this business model transition will be successful, or of the timing of such a successful transition.

      The Company's manufacturing businesses within the Medical Products and Services and Pharmaceutical Technologies and Services segments use a broad range of raw materials in the products they produce. These raw materials include for Medical Products and Services, latex, resin and fuel oil and, for Pharmaceutical Technologies and Services, resin, gelatin and active pharmaceutical ingredients, among others. In certain circumstances, the Company's operating results may be adversely affected by increases in raw materials costs because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, although most of these raw materials are generally available, certain raw materials used by the Company's manufacturing businesses may be available only from a limited number of suppliers. There also may be cases where a particular raw material may be available from another supplier or several other suppliers, but the Company is constrained to use a particular supplier due to customer requirements, regulatory filings or product approvals. In either case where there are a limited number of suppliers, the Company may experience shortages in supply, and as a result, the Company's operating results could be adversely affected.

      Certain of the Company's manufacturing vendors have adopted policies limiting the ability of distributors to purchase inventory on the secondary market. If this practice becomes more widespread, the Company's ability to source product on the secondary market, as well as its ability to sell excess inventories, may be impaired. This could adversely affect the Company's operating results.

      While certain of the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

COMPETITION

      The markets in which the Company operates generally are highly competitive.

      In the Pharmaceutical Distribution and Provider Services segment, the Company's pharmaceutical wholesale distribution business competes directly with two other national wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of smaller regional wholesale distributors, direct selling manufacturers, self-warehousing chains and specialty distributors on the basis of a value proposition that includes breadth of product lines, marketing programs, support services and pricing. The Company's pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company's earnings depend significantly on its ability to distribute a large volume and variety of products efficiently, to provide quality support services, to effectively compete on the pricing of pharmaceutical products, and to maintain satisfactory arrangements with pharmaceutical manufacturers whereby the Company is compensated for its logistical, capital and administrative services. With respect to pharmacy franchising operations, several smaller franchisors compete with Medicine Shoppe and Medicap in the franchising of pharmacies, with competition being based primarily upon benefits offered to both the pharmacist and the customer, access to third-party programs, the reputation of the franchise and pricing. Medicine Shoppe and Medicap also need to be competitive with a pharmacist's ongoing options to operate or work for an independent or chain pharmacy. With respect to services that enhance performance in hospital pharmacies, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of services offered, its established base of existing operations, the effective use of information systems, the development of clinical programs, the quality of the services it provides to its customers and price.

      The Company's Medical Products and Services segment competes both domestically and internationally. Competitive factors within medical-surgical supply distribution include price, breadth of product offerings, product availability, order-filling accuracy (both invoicing and product selection) and service offerings. Within its distribution services, this segment competes across several customer classes with many different distributors, including Owens & Minor, Inc., Fisher Scientific International, Inc., and Henry Schein, Inc., among others. Competitive factors within medical-surgical product manufacturing include brand recognition and product innovation, performance, quality and price. This segment competes against many product manufacturers, some of which are larger and more diversified than Medical Products and Services. The Company believes that its key competitive strengths within this segment include its ability to work with customers to help them provide quality care while enhancing their competitiveness through cost-savings initiatives. This competitive strength is enhanced through the integration of products and services within both the Medical Products and Services segment and across other Company segments.

      In the Pharmaceutical Technologies and Services segment, the Company competes on several fronts both domestically and internationally, including competition with other companies that provide outsourcing services to pharmaceutical manufacturers based in North America, Europe and Asia and competition with those manufacturers that choose to retain these services in-house. Specifically, in this segment, the Company competes with providers of both new drug delivery technologies and existing delivery technologies as well as oral solid dose manufacturing; with other providers of sterile fill/finish manufacturing and lyophilization services; with providers of contract discovery, development, analytical laboratory and regulatory consulting services and manufacturing and packaging of clinical supplies; with companies that provide packaging components and packaging services; with other providers of medical education, marketing/product launch services, contract sales and product logistics services; and with other nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics, which include numerous operators of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies. The Company competes in this segment based upon a variety of factors, principally including quality, responsiveness, proprietary technologies or capabilities, customer service and price.

      In the Automation and Information Services segment, the Company competes based upon quality, relationships with customers, customer service and support capabilities, patents and other intellectual property, its ability to interface with customer information systems, and price. Actual and potential competitors include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. Such competitors include McKesson Corporation and Omnicell, Inc.

      ALARIS competes based upon quality, technological innovation, the value proposition of improving patient outcomes while reducing overall costs associated with medication safety, and price. ALARIS' competitors include both domestic and foreign companies, including Baxter International, Inc., Abbott Laboratories, Inc. and B. Braun Medical, Inc.

EMPLOYEES

      As of October 25, 2004, the Company had more than 55,000 employees in the U.S. and abroad, of which approximately 1,080 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

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

      The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medication packaging, medical devices, processes, products, formulations, infusion therapy systems, infusion administration sets, drug delivery systems and sterile manufacturing. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate.

      The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its overall business.

REGULATORY MATTERS

      Certain of the Company's subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration (the "DEA"), the Food and Drug Administration (the "FDA"), the United States Nuclear Regulatory Commission (the "NRC"), the Department of Health and Human Services (the "HHS"), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that distribute and/or manufacture prescription pharmaceuticals (including certain controlled substances) and/or medical devices; manage or own pharmacy operations; engage in or operate retail pharmacies or nuclear pharmacies; purchase pharmaceuticals; engage in logistics and/or manufacture infusion therapy systems or surgical and respiratory care and intravenous administration set products and devices; manufacture or package pharmaceutical products and devices; manufacture and market pharmaceutical products and provide outsourced pharmaceutical manufacturing services using both proprietary and nonproprietary drug delivery formulations and outsourced analytical development services; develop, create, present or distribute accredited and unaccredited educational or promotional programs or materials; and provide consulting services that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.

      In addition, certain of the Company's subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Certain of the Company's subsidiaries which manufacture medical devices are subject to the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, the Safe Medical Device Act of 1990, as amended in 1992, the Medical Device User Fee and Modernization Act of 2002, and comparable foreign regulations. In addition, certain of ALARIS' products are indirectly subject to the Needlestick Safety and Prevention Act.

      Laws regulating the manufacture and distribution of products also exist in most other countries where certain of the Company's subsidiaries conduct business. In addition, the Medical Products and Services segment's international manufacturing operations, the Pharmaceutical Technologies and Services segment's international operations (including Intercare) and ALARIS' international operations are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or those applicable foreign jurisdictions. Intercare self-manufactures and markets sterile injectible products in the United Kingdom in accordance with applicable laws, rules and regulations of the United Kingdom and the European Union. Intercare also manufactures methadone syrup in the United Kingdom pursuant to the United Kingdom's regulations covering the manufacture of controlled opioid substances.

      The Company's franchising operations, through Medicine Shoppe and Medicap, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, certain states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.

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

      Certain of the Company's businesses are subject to federal and state health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company's subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.

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

      The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its subsidiaries. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. The Company is also subject to certain laws and regulations concerning the conduct of its foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of the Company's internal books and records.

      There have been increasing efforts by various levels of government including state pharmacy boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company's Pharmaceutical Distribution business, and may adversely affect the Company's operating results. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.

      The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations, could be significant and the failure to comply with all such legal requirements could have a significant impact on the Company's results of operations and financial condition.

INVENTORIES

      The Company has historically maintained higher levels of inventory in its Pharmaceutical Distribution business in order to satisfy daily delivery requirements and take advantage of price changes as compensation for its services, but is not generally required by its customers to maintain particular inventory levels other than may be required to meet service level requirements. However, in connection with the business model transition discussed under "Customers and Suppliers" above, the Pharmaceutical Distribution business' inventory levels are significantly lower than historical levels. This trend, primarily attributable to reduced pharmaceutical investment buying opportunities and lower inventory levels negotiated with pharmaceutical manufacturers, is continuing. Certain supply contracts with U.S. Government entities require the Company's Pharmaceutical Distribution and Medical Products Distribution businesses to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels. The Company's customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. The Company's practice is to offer market payment terms to its customers. The Company is not aware of any material differences between its practices and those of other industry participants.

RESEARCH AND DEVELOPMENT

      For information on company-sponsored research and development costs in the last three fiscal years, see Note 3 of "Notes to Consolidated Financial Statements."

REVENUE AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA

      For information on revenue and long-lived assets by geographic area, see
Note 18 of "Notes to Consolidated Financial Statements."

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Although it is not possible to predict all risks that may affect future results, these risks may include, but are not limited to, the following:

THE COMPANY'S PHARMACEUTICAL DISTRIBUTION BUSINESS IS TRANSITIONING ITS BUSINESS MODEL, WHICH SUBJECTS THE COMPANY TO RISKS AND UNCERTAINTIES. As discussed more fully under "Customers and Suppliers" within "Item 1: Business," the Company's Pharmaceutical Distribution business, which is the Company's largest business, is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services it provides to pharmaceutical manufacturers. There can be no assurance that the Pharmaceutical Distribution business will ultimately succeed in transitioning its business model or, if such transition is successful, of the timing of that successful transition. If the transition does not succeed, the Company will not be adequately compensated for services it provides to pharmaceutical manufacturers, which will have the effect of reducing the Company's profitability in a potentially significant manner.

THE ONGOING SEC INVESTIGATION AND U.S. ATTORNEY INQUIRY COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS. As discussed below under "Item 3: Legal Proceedings" and Note 1 of "Notes to Consolidated Financial Statements," the Company is the subject of a formal SEC investigation and has learned that the U.S. Attorney for the

Southern District of New York has commenced an inquiry with respect to the Company. In April 2004, the Company's Audit Committee commenced its own internal review, assisted by independent counsel. While the Company is continuing in its efforts to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. There can be no assurance that the scope of the SEC investigation or the U.S. Attorney inquiry will not expand or that other regulatory agencies will not become involved. The outcome of and costs associated with the SEC investigation and the U.S. Attorney inquiry could adversely affect the Company's business, financial condition or operating results, and the investigations could divert the efforts and attention of its management team from the Company's ordinary business operations. The outcome of the SEC investigation and U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings against the Company and/or current or former Company officers or employees, the imposition of fines and penalties, suspensions or debarments from government contracting, and/or other remedies and sanctions.

ADDITIONAL RESTATEMENTS MAY BE REQUIRED AND THE HISTORICAL FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-K MAY CHANGE OR REQUIRE AMENDMENT; THE AUDIT COMMITTEE MAY IDENTIFY NEW ISSUES, OR MAKE ADDITIONAL FINDINGS IF IT RECEIVES ADDITIONAL INFORMATION, THAT MAY IMPACT THE COMPANY'S FINANCIAL STATEMENTS AND THE SCOPE
OF THE RESTATEMENTS DESCRIBED IN THIS FORM 10-K. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings to date from its internal review, which are discussed in Note 1 of "Notes to Consolidated Financial Statements." In connection with these conclusions, the Audit Committee has determined that the financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003 as well as the first three quarters of fiscal 2004 should be restated to reflect the conclusions from its internal review to date. As the Company continues to respond to the SEC's investigation and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Form 10-K will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in this Form 10-K.

THE COMPANY'S INTERNAL CONTROLS MAY NOT BE SUFFICIENT TO ENSURE TIMELY AND RELIABLE FINANCIAL INFORMATION. As discussed under Item 9a of this Form 10-K, in connection with the completion of its audit with respect to the Company's financial statements for fiscal 2004, including additional procedures resulting from the Audit Committee's internal review, the Company's independent auditor identified and communicated to the Company's management and the Audit Committee "material weaknesses" involving internal controls and their operation. In connection with the Audit Committee's internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures (as identified in Item 9a) in connection with the Company's ongoing efforts to improve its internal control processes and corporate governance. There can be no assurance that these improvements will adequately address the identified control weaknesses or that further improvements will not be required.

      The Company's growth continues to place stress on its internal controls, and there can be no assurance that the Company's current control procedures will be adequate. Even after corrective actions have been implemented, the effectiveness of the Company's controls and procedures may be limited by a variety of risks, including faulty human judgment and simple errors, omissions and mistakes, collusion of two or more people, inappropriate management override of procedures, and risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. If the Company fails to have effective internal controls and procedures for financial reporting in place, it could be unable to provide timely and reliable financial information.

      In addition, as a result of the Sarbanes-Oxley Act of 2002, the Company is subject to new rules requiring its management to report, in its Form 10-K for the fiscal year ending June 30, 2005, on the effectiveness of internal controls over financial reporting, and further requiring the Company's independent auditor to attest to this report. Significant additional resources will be required to make the requisite evaluation of the effectiveness of the Company's internal controls. There can be no assurance, however, that the Company will be able to complete the work necessary for the Company's management to issue its report in a timely manner or that management or the Company's independent auditor will conclude that the Company's internal controls are effective.

CHANGES IN THE UNITED STATES HEALTH CARE ENVIRONMENT MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS. In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs. These efforts include, but are not limited to, potential national health care reform, trends toward managed care, cuts in Medicare, consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups, including the efforts in several states to establish pharmaceutical purchasing programs on behalf of their residents. This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on the Company's business, financial condition or operating results. Other factors related to the health care industry that could adversely affect the Company's business, financial condition or operating results include, but are not limited to:

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

      Certain of the Company's manufacturing vendors have adopted policies limiting the ability of distributors to purchase inventory on the secondary market. If this practice becomes more widespread, the Company's ability to source product on the secondary market, as well as its ability to sell excess inventories, may be impaired. This could adversely affect the Company's operating results.

      Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. An increase or a decrease in the availability of these generic drugs could have a material impact on the Company's net earnings.

      There have been increasing efforts by various levels of government including state pharmacy boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company's Pharmaceutical Distribution business, and may adversely affect the Company's operating results.

      There have been increasing efforts by various parties to introduce and pass legislation that would directly permit the importation of pharmaceutical products into the United States. If such efforts are successful, the price the Company receives for pharmaceutical products and related services could be adversely affected, thereby negatively impacting the Company's operating results.

      The Company is subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to increase its scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, the Company's relationships with pharmaceutical manufacturers and healthcare providers subject its business to laws and regulations on fraud and abuse. Many of the regulations applicable to the Company, including those relating to marketing incentives offered by pharmaceutical or medical-surgical suppliers, are vague and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

THE OUTCOMES OF LAWSUITS BROUGHT AGAINST THE COMPANY MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS. As discussed below under "Item 3: Legal Proceedings," the Company is subject to numerous lawsuits, including several class action lawsuits against the Company and certain of its former and present officers and directors. Any settlement of or judgment in one or more of these matters could adversely affect the Company's business, financial condition or operating results. There can be no assurance that all or any portion of the liability arising from these pending lawsuits will be covered by insurance policies that the Company currently maintains.

THE COMPANY COULD BE ADVERSELY AFFECTED BY THE LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS OR GROUP OF CUSTOMERS, OR BY A CHANGE IN CUSTOMER MIX. The Company's largest customer, CVS, accounted for approximately 18% of the Company's revenue (by dollar volume) for fiscal 2004. The aggregate of the Company's five largest customers, including CVS, accounted for approximately 34% of the Company's revenue (by dollar volume) for fiscal 2004. The Company's business and operating results could be adversely affected if the business of these customers were lost. In addition, certain of the Company's businesses have entered into agreements with GPOs. Approximately 17% of the Company's revenue for fiscal 2004 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Notwithstanding this fact, the loss of such an agreement could adversely affect the Company's operating results. See the "Customers and Suppliers" discussion within "Item 1: Business" and Note 13 of "Notes to Consolidated Financial Statements" for further information regarding the Company's significant customers.

      Changes in the Company's customer mix could also significantly impact its business, financial condition or operating results. Due to the diverse range of health care supply management and health care information technology products and services that the Company offers, such changes may adversely affect certain of the Company's businesses, while not affecting some of its competitors who offer a narrower range of products and services.

FAILURE TO COMPLY WITH EXISTING AND FUTURE REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS. The health care industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the NRC, the HHS, the European Union member states and other comparable agencies. Certain of the Company's subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the NRC, the HHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company's operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain without significant delay future permits and licenses needed for the operation of the Company's businesses. The Automation and Information Services segment's automated pharmaceutical dispensing systems are not currently required to be registered or submitted for pre-market notifications to the FDA. There can be no assurance, however, that FDA policy in this regard will not change.

      The noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company's results of operations and financial condition. In addition, if changes were to occur to the laws and regulations applicable to the Company's businesses, such changes could adversely affect many of the Company's regulated operations, which include distributing prescription pharmaceuticals (including certain controlled substances), operating pharmacy businesses (including nuclear pharmacies), manufacturing medical/surgical products (including infusion therapy systems and intravenous administration set products and devices), manufacturing pharmaceuticals using proprietary drug delivery systems, manufacturing of oral and sterile pharmaceutical products, packaging pharmaceuticals and the sales and marketing of pharmaceuticals. Also, the health care regulatory environment may change in a manner that could restrict the Company's existing operations, limit the expansion of the Company's businesses, apply regulations to previously unregulated businesses or otherwise affect the Company adversely. The United Kingdom's Medicines and Healthcare products Regulatory Agency has raised certain issues regarding the appropriate use and commercial marketing of the ALARIS SmartSite(R) Needle-Free

Systems. The commercial availability of the product may be adversely affected if an unfavorable result is reached.

THE COMPANY'S OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A DELAY IN, OR FAILURE TO RECEIVE, REGULATORY APPROVAL. The Company's pharmaceutical and medical device manufacturing businesses are heavily regulated and strict compliance with federal and foreign laws, rules, regulations and practices must be followed. By nature, the manufacturing of such products is a highly controlled process in which great strides are taken to avoid contamination in the products. Due to the regulatory issues and challenges, there is a risk of delay in approval of these products, which could adversely affect the Company's operating results.

CIRCUMSTANCES ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND INTERNAL GROWTH MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. An important element of the Company's growth strategy has been the pursuit of acquisitions of other businesses which expand or complement the Company's existing businesses. Over the past decade, the Company has expanded beyond its core pharmaceutical distribution business into areas such as medical-surgical product manufacturing and distribution, development and manufacturing of drug delivery systems, development and manufacturing of automation and information products, compounding and distribution of nuclear pharmaceutical products, and developing, manufacturing and distributing intravenous pumps and administration sets. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining the Company's employees or the employees of the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, regulatory or compliance issues that could exist at an acquired company, challenges in retaining the Company's customers or the customers of the acquired company following the acquisition and potential adverse short term effects on operating results through increased costs or otherwise. In addition, the Company may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of its current and future shareholders. To the extent the Company continues to pursue acquisitions, its ability to complete such transactions may be adversely affected by the government investigations described above under the risk factor entitled "The ongoing SEC investigation and U.S. Attorney inquiry could adversely affect the Company's business, financial condition or operating results."

      In addition to the risks associated with acquisition-related growth, the Company's business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on management, systems, internal controls and financial and physical resources. To meet such demands, the Company intends to continue to invest in new technology, make other capital expenditures and, where appropriate, hire and/or train employees with expertise to handle these particular demands. If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner or if the Company fails to efficiently manage operations in a way that accommodates continued internal growth, its business, financial condition or operating results could be adversely affected.

DOWNGRADES OF THE COMPANY'S CREDIT RATINGS COULD ADVERSELY AFFECT THE COMPANY. The Company's senior debt credit ratings from S&P, Moody's and Fitch are BBB, Baa3 and BBB+, respectively, the commercial paper ratings are A-3, P-3 and F-2, respectively, and the ratings outlooks are "negative," "on review for possible further downgrade" and "negative," respectively. Although a ratings downgrade by any of the rating agencies will not trigger an acceleration of any of the Company's indebtedness, these events may adversely affect its ability to access capital and would result in an increase in the interest rates payable under the Company's credit facilities and future indebtedness. See also "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY COULD BE ADVERSELY AFFECTED IF TRANSITIONS IN SENIOR MANAGEMENT ARE NOT SUCCESSFUL. The Company's operations depend in a large extent on the efforts of its senior management, some of whom have recently been elevated to new positions at either the corporate level or at several of the Company's many businesses. Other new members of senior management, including the Company's interim Chief Financial Officer, have recently joined the Company. The Company seeks to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company's operations could be adversely affected if transitions in senior management are not successful or if the Company is unable to sustain an effective management team.

INCREASED COSTS FOR RAW MATERIALS OR RAW MATERIAL SHORTAGES MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. As discussed more fully under "Customers and Suppliers" within "Item 1: Business," the Company's manufacturing businesses within the Medical Products and Services and Pharmaceutical Technologies and Services segments use a broad range of raw materials in the products they produce. In certain circumstances, the Company's operating results may be adversely affected by increases in raw materials costs because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, in the case where there are a limited number of suppliers for a particular raw material or where the Company is constrained to use a particular supplier due to customer requirements, regulatory filings or product approvals, the Company may experience shortages in supply. This, in turn, could adversely affect the Company's operating results.

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

      From time to time, third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. (See the discussion of the ICU Medical, Inc. litigation against ALARIS in the "Overview" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the Company believes that the products it currently manufactures using its proprietary technology do not infringe upon proprietary rights of other parties or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that the Company would not be found to infringe on the proprietary rights of others. Additionally, the Company may be subject to litigation or find it necessary to initiate litigation to protect its trade secrets, to enforce its patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments or restrictions or prohibitions on the Company's use of its technology, which could adversely affect the Company's results of operations. In addition, if the Company were found to be infringing on proprietary rights of others, the Company may be required to develop non-infringing technology, obtain a license or cease making, using and/or selling the infringing products.

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

THE COMPANY COULD BECOME SUBJECT TO LIABILITY CLAIMS THAT ARE NOT ADEQUATELY COVERED BY INSURANCE, AND MAY HAVE TO PAY DAMAGES AND OTHER EXPENSES WHICH MAY HAVE AN ADVERSE AFFECT ON THE COMPANY'S OPERATING RESULTS. The Company's businesses expose it to risks that are inherent in the distribution and dispensing of pharmaceuticals and nuclear pharmaceuticals, the provision of ancillary services (such as pharmacy management and pharmacy staffing services), the development and manufacture of drug delivery systems and of pharmaceutical products for the Company or its customers, the development, presentation and distribution of medical education and marketing programs and materials, and the manufacture and distribution of medical/surgical products, automated drug dispensing units and infusion therapy systems and intravenous administration set products and devices. A successful product or professional liability claim not fully covered by the Company's insurance or any applicable contractual indemnity could have a material adverse effect on the Company's operating results.

THE LOSS OF THIRD PARTY LICENSES USED BY THE COMPANY'S AUTOMATION AND INFORMATION SERVICES SEGMENT MAY ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS. The Company licenses the rights to use certain technologies from third-party vendors to incorporate in or complement its Automation and Information Services segment's products and services. These licenses are generally nonexclusive, must be renewed periodically by mutual consent and may be terminated if the Company breaches the terms of the license. As a result, the Company may have to discontinue, delay or reduce product shipments until it obtains equivalent technology, which could adversely affect the Company's business. The Company's competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with the Company. In addition, if the Company's vendors choose to discontinue support of the licensed technology in the future, the Company may not be able to modify or adapt certain of its own products.

TAX LEGISLATION INITIATIVES COULD ADVERSELY AFFECT THE COMPANY'S NET EARNINGS. The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company's tax positions. There can be no assurance that the Company's effective tax rate will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company's tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

ITEM 2: PROPERTIES

      Domestically, the Company has 26 principal pharmaceutical distribution facilities and four specialty distribution facilities utilized by the Pharmaceutical Distribution and Provider Services segment. In its Pharmaceutical Technologies and Services segment, the Company has 196 domestic sites, 173 of which are Nuclear Pharmacy Services laboratory, manufacturing and distribution facilities, and the remainder of which are Packaging Services packaging and printed components facilities, Oral Technologies manufacturing and R&D facilities, Pharmaceutical Development facilities, Sterile Technologies manufacturing facilities and a Specialty Pharmaceutical Services facility. The Company also has three assembly operation facilities in its Automation and Information Services segment. Finally, the Company has 58 medical-surgical distribution facilities and 17 medical-surgical manufacturing facilities utilized by the Medical Products and Services segment. The Company's domestic facilities are located in 44 states and Puerto Rico.

      Internationally, through the Intercare acquisition, the Company owns or leases 12 facilities through its Pharmaceutical Distribution and Provider Services segment, all located in the United Kingdom. The Company owns or leases 19 operating facilities through its Pharmaceutical Technologies and Services segment, located in Argentina, Australia, Belgium, Brazil, France, Germany, Ireland, Italy, Japan and the United Kingdom. The Company owns or leases 27 facilities through its Medical Products and Services segment, located in Australia, Canada, Dominican Republic, France, Germany, Japan, Malaysia, Malta, Mexico, the Netherlands and Thailand. The Company's international facilities are located in a total of 28 countries.

      ALARIS operates three manufacturing and R&D facilities in the United States, and it also operates four manufacturing facilities in Mexico and the United Kingdom.

      The Company owns 85 of its domestic and international operating facilities, and the balance are leased. The Company's principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

      The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the health care industry.

      For certain financial information regarding the Company's facilities, see Notes 10 and 11 of "Notes to Consolidated Financial Statements."

ITEM 3: LEGAL PROCEEDINGS

Latex Litigation

      On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation and its subsidiaries ("Allegiance"), which were acquired by the Company in February 1999, Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance Corporation, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance Corporation, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

      As of June 30, 2004, there were 36 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products, and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds 25. Based on the significant differences in the range of damages sought and, based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

      Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 834 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of June 30, 2004, Allegiance had resolved more than 90% of these cases. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount and all the settled claims through June 30, 2004 amounted to, in the aggregate, approximately $28 million. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Vitamins Litigation

      On May 17, 2000, R.P. Scherer Corporation (which was acquired by the Company in August 1998, has been given the legal designation of Cardinal Health 409, Inc. and is referred to in this Form 10-K as "Scherer") filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of June 30, 2004, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $144.7 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. The Company has settled all known claims with all but one of the defendants, and the Company believes that the total amount of any future recovery will not likely represent a material amount. As more fully described in Note 1 of "Notes to Consolidated Financial Statements," the Company has decided, as a result of discussions with the SEC staff, to reverse its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and to recognize the income from such recoveries as a special item in the period cash was received from the manufacturers.

Antitrust Litigation against Pharmaceutical Manufacturers

      During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. During the fourth quarter of fiscal 2004, the Company received its share of the settlement proceeds for one of these actions. Such amount, approximately $31.7 million, is reported as a special item in the Company's fourth quarter results. See Note 4 of "Notes to Consolidated Financial Statements" for a discussion of recoveries through June 30, 2004, which totaled $55.9 million. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.

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

Environmental Claims Relating to Allegiance

      On September 30, 1996, Baxter and its subsidiaries transferred to Allegiance the Allegiance Business in connection with the Baxter-Allegiance Spin-Off. As a result of the Baxter-Allegiance Spin-Off , Allegiance agreed to defend and indemnify Baxter from the following environmental claims.

San Gabriel Environmental Claim

      Allegiance, through Baxter and its predecessors-in-interest, owned a facility located in Irwindale, California (the "Irwindale Property"), from approximately 1961 to approximately 1999, where, among other things, plastics were manufactured, a chemical laboratory was operated, and certain research and development activity was carried out. San Gabriel is a Superfund site in the Los Angeles area that concerns ground water contamination of a local drinking water aquifer. The U.S. Environmental Protection Agency (the "U.S. EPA") is the lead government agency in charge of the San Gabriel Valley Groundwater Basin Superfund Sites, Areas 1-4, Baldwin Park Operable Unit (the "BPOU"). According to the U.S. EPA, the groundwater within the BPOU is contaminated. The Irwindale Property is located approximately one-mile away from the BPOU plume. The U.S. EPA named Allegiance as a potentially responsible party ("PRP") for the groundwater contamination in the BPOU, along with a number of other PRPs. In June 2000, the U.S. EPA issued a unilateral administrative order ("UAO") against a number of companies, including Allegiance. The UAO requires, among other things, the design and implementation of the Interim Groundwater Remedy selected by the U.S. EPA. This Interim Groundwater Remedy generally requires pumping contaminated groundwater from the aquifer and treating it in accordance with federal and state government standards in order to remove or reduce contaminants of concern and to stop the further migration of contaminants. Allegiance has maintained that the Irwindale Property did not contribute to the alleged ground water contamination. The levels of contaminants detected on the Irwindale Property are below any state or federal standard requiring remediation or monitoring. The U.S. EPA has been engaged in settlement discussions with Allegiance, and has not sued Allegiance in connection with the UAO or the BPOU. During the fourth quarter of fiscal 2004, Allegiance accepted the U.S. EPA's cash buy-out demand of $550,000 in satisfaction of Allegiance's share of costs for the Interim Groundwater Remedy. Allegiance also agreed to pay the California Department of Toxic Substances ("DTSC") $16,050 in settlement of DTSC's claims related to the Interim Groundwater Remedy. Allegiance has recorded environmental accruals, based upon information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

A-1 Plainwell and A-1 Sunrise Environmental Claims

      The Michigan Department of Environmental Quality brought suit against Baxter as a PRP along with a number of other PRPs, in 1994, in the Circuit Court of the State of Michigan for Ingham County, alleging contamination of the A-1 disposal site in Plainwell, Michigan ("A-1 Plainwell"). Among the contaminants at the site were solvent wastes generated by Burdick & Jackson ("Burdick") of Muskegon, Michigan. Baxter became a PRP through its acquisition of Burdick in 1986. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. The principal relief sought was for the PRPs to clean up the site to applicable standards and to reimburse the government for its oversight and other costs at the site. In a related action, Allegiance, through its association with Baxter, and Burdick, was named a PRP to reimburse the State of Michigan for reimbursement costs associated with the construction of a landfill cap and continued operation, maintenance and monitoring of the A-1 Sunrise site in Michigan ("A-1 Sunrise"). Allegiance has paid approximately $95,000 for past remediation costs at the A-1 Plainwell site and approximately $230,000 at the A-1 Sunrise site. Remediation of the A-1 Plainwell site is substantially complete, subject to minimal operation, maintenance and monitoring of the site. Allegiance's share of future remediation at the A-1 Sunrise site is approximately 1.8%. Allegiance has recorded environmental accruals, based upon the information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of these claims upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

Thermochem Environmental Claim

      As a result of the Burdick acquisition, Baxter was identified, by the U.S. EPA, as a PRP for clean-up costs related to the Thermochem waste processing site in Muskegon, Michigan. Allegiance agreed to defend and indemnify Baxter, in this claim, as part of the Baxter-Allegiance Spin-Off. Based upon the information available, Allegiance reasonably believes the total clean-up cost of this site to be between approximately $17 million and $23 million. A well-funded PRP group, of which Baxter is a member, has spent approximately $10 million in clean-up costs. Allegiance reasonably believes that current available funding of the PRP group, along with Allegiance's additional recorded environmental accruals, are adequate to satisfy known costs. The

Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company's financial position, liquidity and results of operations.

Derivative Actions

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint and, on November 20, 2003, the Court denied the motion. Discovery is proceeding in this action. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      On July 9, 2004, a complaint, captioned Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., was filed by a purported shareholder against the members of the Company's Board of Directors, and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaint seeks money damages and equitable relief against the defendant directors, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

      On August 27, 2004, a complaint, captioned Sam Wietschner v. Robert D. Walter, et al., was filed by a purported shareholder against members of the Company's Board of Directors, current and former officers and/or employees of the Company and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants breached various fiduciary duties owed to the Company. The complaint seeks money damages and equitable relief against the individual defendants, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

      On September 22, 2004, a complaint, captioned Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., was filed by a purported shareholder against the members of the Company's Board of Directors, and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaint seeks money damages and equitable relief against the defendant directors, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health

      Since July 2, 2004, ten purported class action complaints have been filed by purported purchasers of the Company's securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Cardinal Health federal securities actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener
v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company's securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company's financial results, prospects and condition. The alleged misstatements relate to the Company's accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company's Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company's stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants, and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health federal securities actions.

      Since July 2, 2004, fourteen purported class action complaints have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (collectively referred to as the "Cardinal Health ERISA actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include:
David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV
725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV
789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), and Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (the "Plan"), and also on behalf of the Plan itself. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"), generally asserting that the defendants failed to make full disclosure of the risks to plan participants of investing in the Company's stock, to the detriment of the plan's participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for plan participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the complaints in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants, and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health ERISA actions.

      With respect to the proceedings described under the headings "Derivative Actions" and "Shareholder/ERISA Litigation against Cardinal Health," the Company currently believes that there will be some insurance coverage available under the Company's insurance policies in effect at the time the actions were filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

Shareholder/ERISA Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Syncor federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT
(AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int'l Corp., et al., CV 03-52 LGB
(RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the Syncor federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003 and, on December 12, 2003, the Court granted the motion to dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the court granted Defendants' Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the motion to dismiss was granted with prejudice. On September 14, 2004, lead plaintiff filed a Motion for Clarification of the Court's July 6, 2004 dismissal order.

      On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated under the caption In re: Syncor International Corp. Shareholders Litigation (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the court to file a second amended complaint. Plaintiffs' request was granted in February 2004. Monty Fu is the only named defendant in the second amended complaint. On September 15, 2004, the Court granted Monty Fu's Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.

      On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al., Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.). An amended complaint was filed on December 6, 2002 in one of the cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants' motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003.

      A purported class action complaint, captioned Pilkington v. Cardinal Health, et al, was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004, against the Company, Syncor and certain individual defendants. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants' Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to "monitor" the performance of Syncor's Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.

      It is impossible to predict the outcome of the proceedings described under the heading "Shareholder/ERISA Litigation against Syncor" or their impact on the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company believes the allegations made in the complaints described above are without merit and it intends to vigorously defend such actions. The Company has been informed that the individual director and officer defendants deny liability for the claims asserted in these actions and believe they have meritorious defenses and intend to vigorously defend such actions. The Company currently believes that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

DuPont Litigation

      On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company
v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. Although this action is in its early stages and it is impossible to accurately predict the outcome of the proceedings or their impact on the Company, the Company believes that it is owed a defense and indemnity from its co-defendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

SEC Investigation and U.S. Attorney Inquiry

      On October 7, 2003, the Company received a request from the SEC, in connection with an informal inquiry, for historical financial and related information. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates.

      On May 6, 2004, the Company was notified that the pending SEC informal inquiry had been converted into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." The Company has learned that the U.S. Attorney's Office for the Southern District of New York has commenced an inquiry that the Company understands relates to this same subject. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers.

      In connection with the SEC's inquiry, the Company's Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting matters, including but not limited to the establishment and adjustment of certain reserves and their impact on quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC's June 21, 2004 subpoena and are reviewing other matters identified in the course of the Audit Committee's internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings to date from its internal review, which are discussed in
Note 1 of "Notes to Consolidated Financial Statements." In connection with the Audit Committee's conclusions, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Notes 1 and 2 of "Notes to Consolidated Financial Statements." The Audit Committee's review with respect to the financial statement impact of the matters reviewed to date is substantially complete. As the Company continues to respond to the SEC's investigation and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Form 10-K will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in this Form 10-K.

      While the Company is continuing in its efforts to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings as well as the imposition of fines and other penalties, remedies and sanctions.

Other Matters

      In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's consolidated financial statements.

      The health care industry is highly regulated and government agencies continue to increase their scrutiny over certain practices affecting government programs and otherwise. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort, and can result in considerable costs being incurred, by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the fiscal quarter ended June 30, 2004.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Shares are quoted on the New York Stock Exchange under the symbol "CAH." The following table reflects the range of the reported high and low closing sale prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2004 and 2003, and through the period ended on October 25, 2004, the last full trading day prior to the date of the filing of this Form 10-K.

                                HIGH           LOW        DIVIDENDS
                              ---------     ----------    ----------
FISCAL 2003
Quarter Ended:
  September 30, 2002          $   68.19     $    49.08    $    0.025
  December 31, 2002               71.16          57.99         0.025
  March 31, 2003                  63.48          50.31         0.025
  June 30, 2003                   66.19          52.17         0.030

FISCAL 2004
Quarter Ended:
  September 30, 2003          $   67.96     $    54.75    $    0.030
  December 31, 2003               63.73          55.99         0.030
  March 31, 2004                  68.90          59.13         0.030
  June 30, 2004                   75.98          65.61         0.030

FISCAL 2005
Quarter Ended:
  September 30, 2004          $   52.86     $    42.33    $    0.030
  Through October 25, 2004        44.21          37.65             -

      As of October 25, 2004, there were approximately 19,300 shareholders of record of the Common Shares.

      The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                            Total Number of
                                                            Shares Purchased
                                                               as Part of         Approximate Dollar
                           Total Number                        Publicly          Value of Shares that
                             of Shares       Average Price     Announced         May Yet Be Purchased
Period                       Purchased      Paid per Share    Program (1)         Under the Program
------                      -----------       -----------   -------------        --------------------
April 1-30, 2004                    874(2)    $     69.79               -        $         39,652,283
May 1-31, 2004                  242,000       $     70.73         242,000                           -
June 1-30, 2004                       -                 -               -                           -
                            -----------       -----------   -------------        --------------------
Total                           242,874       $     70.73         242,000                           -
                            ===========       ===========   =============        ====================

(1) The Company repurchased 242,000 Common Shares during the fourth quarter fiscal 2004 pursuant to a $500 million share repurchase program publicly announced on February 27, 2004 (the "Program"). Pursuant to the terms of the agreement between the Company and its broker-dealer, the Program expired on May 11, 2004 when the entire $500 million in the aggregate purchase price of Common Shares had been repurchased. The final volume weighted average price per Common Share was $70.07. In addition, the Common Shares repurchased under the Program during the third quarter of fiscal 2004 were subject to a future contingent purchase price adjustment. As a result, the Company settled the forward contract for $22.5 million in cash during the fourth quarter, which cost is included in the amount associated with Common Shares in treasury. See Note 12 of "Notes to Consolidated Financial Statements" for more information on the Program and the purchase price adjustment.

(2) Reflects Common Shares withheld from employees for payment of taxes due upon the vesting of Restricted Shares.

ITEM 6: SELECTED FINANCIAL DATA

      In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its internal review to date, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Notes 1 and 2 of "Notes to Consolidated Financial Statements." Revenue previously disclosed separately as "Bulk Deliveries to Customer Warehouses and Other" has been aggregated with "Operating Revenue" resulting in combined "Revenue" being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its Automation and Information Services segment after assessing the impact this segment's sales practice had on the Company's results of operations for the three year period ended June 30, 2004. Lastly, the Company restated its financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of GAAP and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. The following selected consolidated financial data has been restated to reflect the impact of the adjustments.

      The selected consolidated financial data of the Company was prepared giving retroactive effect to the business combinations with Automatic Liquid Packaging, Inc. (which has been given the legal designation of Cardinal Health 400, Inc.) on September 10, 1999 and Bindley Western Industries, Inc. (which has been given the legal designation of Cardinal Health 100, Inc., and is referred to in this Form 10-K as "Bindley") on February 14, 2001, both of which were accounted for as pooling-of-interests transactions. The consolidated financial data include all purchase transactions as of the date of acquisition that occurred during these periods.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                               At or For the Fiscal Year Ended
                                                                         June 30, (1)
                                            --------------------------------------------------------------------------
                                                2004          2003            2002            2001           2000
                                            -----------   -------------   -------------   ------------   -------------
                                                            Restated        Restated        Restated       Restated
EARNINGS DATA:
Revenue (2)                                 $  65,053.5   $    56,731.5   $    51,144.6   $   47,944.3   $    38,350.6

Earnings from continuing operations
  before cumulative effect of changes
  in accounting                             $   1,524.7   $     1,381.2   $     1,140.8   $      840.6   $       707.5
Loss from discontinued operations (3)             (11.7)           (6.1)              -              -               -
Cumulative effect of changes
  in accounting  (4) (5)                          (38.5)              -           (70.1)             -               -
                                            -----------   -------------   -------------   ------------   -------------
Net earnings                                $   1,474.5   $     1,375.1   $     1,070.7   $      840.6   $       707.5

Basic earnings per Common Share (6)
  Continuing operations                     $      3.51   $        3.10   $        2.53   $       1.90   $        1.61
  Discontinued operations (3)                     (0.03)          (0.02)              -              -               -
  Cumulative effect of changes
     in accounting (4) (5)                        (0.09)              -           (0.16)             -               -
                                            -----------   -------------   -------------   ------------   -------------
Net basic earnings per Common Share         $      3.39   $        3.08   $        2.37   $       1.90   $        1.61

Diluted earnings per Common Share (6)
  Continuing operations                     $      3.47   $        3.05   $        2.48   $       1.85   $        1.58
  Discontinued operations (3)                     (0.03)          (0.02)              -              -               -
  Cumulative effect of changes
     in accounting (4) (5)                        (0.09)              -           (0.15)             -               -
                                            -----------   -------------   -------------   ------------   -------------
Net diluted earnings per Common Share       $      3.35   $        3.03   $        2.33   $       1.85   $        1.58

Cash dividends declared
  per Common Share (6) (7)                  $     0.120   $       0.105   $       0.100   $      0.085   $       0.070

BALANCE SHEET DATA:
Total assets                                $  21,369.1   $    18,465.1   $    16,408.3   $   14,601.1   $    12,011.6
Long-term obligations,
  less current portion                      $   2,834.7   $     2,471.9   $     2,207.0   $    1,871.0   $     1,524.5
Shareholders' equity                        $   7,976.3   $     7,674.5   $     6,351.7   $    5,403.5   $     4,386.3

(1) Amounts reflect business combinations and the impact of merger-related costs and other special items in all periods presented. See Note 4 of "Notes to Consolidated Financial Statements" for a further discussion of merger-related costs and other special items affecting fiscal 2004, 2003 and 2002. Fiscal 2001 amounts reflect the impact of merger-related charges and other special items of $124.9 million ($85.3 million, net of tax). Fiscal 2000 amounts reflect the impact of merger-related charges and other special items of $64.7 million ($49.8 million, net of tax).

(2) Revenue previously classified within the Company's consolidated statements of earnings as "Bulk Deliveries to Customer Warehouses and Other" has been reclassified within this Form 10-K, in all periods presented, to conform to the fiscal 2004 presentation as a result of the Company's decision to aggregate revenue classes. These reclassifications have no effect on previously reported total revenue, earnings from continuing operations before cumulative effect of changes in accounting, net earnings or earnings per share amounts. For additional information concerning the reclassification, see Note 2 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) On January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is proceeding with the discontinuation of these operations and has included additional international and non-core domestic businesses to the discontinued operations. For additional information regarding discontinued operations, see Note 21 of "Notes to Consolidated Financial Statements."

(4) Effective at the beginning of fiscal 2004, the method of recognizing cash discounts was changed from recognizing cash discounts as a reduction of costs of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of products sold upon sale of inventory. For more information regarding the change in accounting, see
      Note 16 of "Notes to Consolidated Financial Statements."

(5) In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units are delivered to the customer to recognizing revenue when the units are installed at the customer site. For more information regarding the change in accounting, see Note 16 of "Notes to Consolidated Financial Statements."

(6) Basic earnings, diluted earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2004.

(7) Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

      In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its internal review to date, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Notes 1 and 2 of "Notes to Consolidated Financial Statements." Revenue previously disclosed separately as "Bulk Deliveries to Customer Warehouses and Others" has been aggregated with "Operating Revenue" resulting in combined "Revenue" being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its Automation and Information Services segment after assessing the impact this segment's sales practice had on the Company's results of operations for the three year period ended June 30, 2004. Lastly, the Company restated its financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of GAAP and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. As a result, the Company supplemented its historical disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect these changes.

OVERVIEW

      Cardinal Health is a leading provider of products and services supporting the health care industry. The Company helps health care providers and manufacturers improve the efficiency and quality of health care. For further information regarding the Company's business, please see "Part I, Item 1:
Business" within this Form 10-K.

Results of Operations

      The following summarizes the Company's results of operations for the fiscal years ended June 30, 2004, 2003 and 2002.

(in millions, except per Common Share amounts)           Growth (1)               Results of Operations
                                                      -----------------   ------------------------------------
Years ended June 30,                                  2004       2003        2004         2003        2002
--------------------                                  ----     --------   ----------   ----------   ----------
                                                               Adjusted                 Restated     Restated
Revenue                                                15%        11%     $ 65,053.5   $ 56,731.5   $ 51,144.6
Operating earnings                                      6%        18%     $  2,337.3   $  2,196.0   $  1,857.4
Earnings from continuing operations before
   cumulative effect of change in accounting           10%        21%     $  1,524.7   $  1,381.2   $  1,140.8
Net earnings                                            7%        28%     $  1,474.5   $  1,375.1   $  1,070.7
Net diluted earnings per Common Share                  11%        30%     $     3.35   $     3.03   $     2.33

      (1) Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

      During the fiscal years noted in the table above, the results of operations reflect the breadth of products and services the Company offers. The increasing demand for the Company's diverse portfolio of products and services led to revenue growth in every segment of the Company. The Company continues to experience strong demand for integrated solutions from health care providers. These integrated solutions include products and services from multiple lines of businesses within the Company. These arrangements currently represent nearly $7 billion of annual sales.

      As of June 30, 2004, the Company's operations were organized into four operating business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services (see Note 18 of "Notes to Consolidated Financial Statements" for discussion of changes to business segments resulting from the ALARIS acquisition which will impact fiscal 2005). The results of operations also reflect the increasing operating earnings contribution each segment outside of Pharmaceutical Distribution and Provider Services is making. The three segments outside of Pharmaceutical Distribution and Provider Services have gradually increased the amount of operating earnings contributed to the Company and currently represent more than one-half of the Company's operating earnings. The Company expects this trend to continue.

      As previously reported, the Company's Pharmaceutical Distribution business is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from pharmaceutical manufacturers was based on each manufacturer's unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived through the Company's ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on stable and predictable pharmaceutical pricing practices. Beginning in fiscal 2003, pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including the provision of data concerning product sales and distribution patterns. The Company believes these changes have been made to provide greater visibility to pharmaceutical manufacturers over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. Nevertheless, the impact of these changes has significantly reduced the compensation received by the Company from pharmaceutical manufacturers. In addition, since the fourth quarter of fiscal 2004, pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency of product price increases generally has slowed versus historical levels. As a result of these actions by pharmaceutical manufacturers, the Company is no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.

      In response to the developments discussed above, the Company is working to establish a compensation system that is no longer dependent on manufacturers' sales or pricing practices, but rather is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer's products. To that end, the Company is working with individual pharmaceutical manufacturers to define fee-for-service terms that will adequately compensate the Company, in light of each product's unique distribution requirements, for the logistical, capital and administrative services being provided by the Company. To accelerate this process, in August 2004, the Company communicated to its pharmaceutical manufacturing vendors a new policy which sets April 1, 2005 or, for manufacturers with an existing agreement with the Company, the next anniversary date of such agreement, as the deadline by which manufacturers must have entered into a mutually satisfactory distribution services agreement with the Company providing for reliable, predictable and adequate compensation for the Company's services. For any manufacturer with which the Company is unable to enter into such a mutually satisfactory agreement, the Company plans to assist such manufacturer in transitioning to another method of distribution. There can be no assurance that this business model transition will be successful, or of the timing of such a successful transition.

      Revenue and operating earnings growth within the Company's Automation and Information Services segment during fiscal 2004 were lower than historical growth rates. These growth rates were adversely affected by softening demand, attributable to capital spending pressures experienced by hospitals and increased competition within the industry. The Company believes this trend may continue in the short-term; however, the Company remains confident in the long-term prospects for this segment as patient safety concerns combined with innovative new products continue to lead to future demand.

Government Investigations and Audit Committee Internal Review

      The Company is currently the subject of a formal investigation by the SEC relating to certain accounting matters. The Company also learned that the U.S. Attorney for the Southern District of New York has commenced an inquiry with respect to the Company. Also, the Company's Audit Committee commenced its own internal review, assisted by independent counsel. For further information regarding these matters, see "Part I, Item 3: Legal Proceedings" and Note 1 of "Notes to Consolidated Financial Statements" in this Form 10-K.

Product Safety

      As a leading provider of products and services supporting the health care industry, including the distribution of pharmaceuticals and other health care products, the Company is monitoring issues regarding importation of pharmaceuticals and other health care products. The Company is sensitive to the issue of pharmaceutical prices and the pricing disparity between domestic and international markets. However, the Company believes that for importation into the United States to be successful additional controls and protections would need to be implemented to ensure patients and consumers receive safe and effective pharmaceutical products. The Company will continue to work proactively with all participants and regulators in the pharmaceutical supply chain to help ensure any solution is safe and efficient. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.

Acquisitions

      On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of ALARIS, a leading provider of intravenous medication safety products and services. On July 7, 2004, ALARIS merged with a subsidiary of the Company to complete the transaction. The value of the transaction, including the assumption of ALARIS' debt, totaled nearly $2.1 billion. For further information regarding the ALARIS acquisition, the valuation of the acquisition's intangibles, and the impact on segment reporting, see Notes 4, 17 and 18 of "Notes to Consolidated Financial Statements." Prior to the completion of the ALARIS acquisition, on June 16, 2004, ICU Medical, Inc. filed a patent infringement lawsuit against ALARIS in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the ALARIS SmartSite(R) family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief preventing ALARIS from selling SmartSite(R) products. On July 30, 2004, the Court denied ICU's application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action.

      During December 2003, the Company completed its acquisition of Intercare, a leading European pharmaceutical products and services company. This acquisition increased the Company's scale of proprietary sterile manufacturing and broadened its participation in the fast-growing European generic (including manufacturing capabilities) and injectible product market. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt. See Note 18 of "Notes to Consolidated Financial Statements" for further information regarding the impact this acquisition had on the Company's segment reporting.

      During fiscal 2004, 2003 and 2002, the Company completed numerous acquisitions, including, but not limited to, ALARIS, Intercare and Syncor. The Company's trend with regard to acquisitions has been to expand its role as a provider of services to the health care industry. This trend has resulted in expansion into areas which (a) complement the Company's existing operations, and
(b) provide opportunities for the Company to develop synergies with, and thus strengthen, the acquired business. As the health care industry continues to change, the Company evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. There can be no assurance that the Company will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. To the extent the Company continues to pursue acquisitions, its ability to complete such transactions may be adversely affected by the government investigations described under "Part I, Item 3: Legal Proceedings" and Note 1 of "Notes to Consolidated Financial Statements" in this Form 10-K. If additional transactions are pursued or consummated, the Company would incur additional merger- and acquisition-related costs, and may need to enter into funding arrangements for such mergers or acquisitions. There can be no assurance that the integration efforts associated with any such transaction would be successful.

RESULTS OF OPERATIONS

      The following sections provide additional detail regarding the results of operations of the Company and, where applicable, the results of operations of the Company's reportable segments.

Revenue

      Revenue for the Company and its reportable segments are as follows:

(in millions)                                   2004              2003             2002
                                            -------------    -------------    --------------
                                                                Restated         Restated
Pharmaceutical Distribution and Provider
  Services ("PDPS")
          Direct Sales to Customers         $    36,222.0    $    31,833.6    $     29,317.3
          Bulk Revenue (1)                       18,009.0         15,426.5          13,680.7
                                            -------------    -------------    --------------
          Total PDPS                             54,231.0         47,260.1          42,998.0

Medical Products and Services                     7,357.6          6,614.7           6,256.7
Pharmaceutical Technologies and Services          2,804.1          2,250.0           1,417.5
Automation and Information Services                 680.8            666.7             560.2
Corporate (2)                                       (20.0)           (60.0)            (87.8)
                                            -------------    -------------    --------------
Total Company Revenue                       $    65,053.5    $    56,731.5    $     51,144.6
                                            =============    =============    ==============

      (1) See discussion below under "Bulk Deliveries to Customer Warehouses and Other" for the Company's definition of Bulk Revenue.

      (2) Corporate revenue primarily consists of foreign currency translation adjustments and the elimination of intersegment revenue.

      The following table summarizes the revenue growth rates for the Company and its reportable segments, as well as the percent of Company revenue, excluding Corporate, each segment represents:

                                                                               Percent of Company
                                                         Growth (1)                  Revenue
                                                     ------------------    ---------------------------
Years ended June 30,                                 2004       2003       2004     2003        2002
--------------------                                 ----    ----------    ----   --------    --------
                                                              Adjusted            Adjusted    Adjusted
Pharmaceutical Distribution and Provider Services     15%        10%        84%      83%         84%
Medical Products and Services                         11%         6%        11%      12%         12%
Pharmaceutical Technologies and Services              25%        59%         4%       4%          3%
Automation and Information Services                    2%        19%         1%       1%          1%

Total Company                                         15%        11%       100%     100%        100%

      (1) Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

      TOTAL COMPANY. Revenue increased 15% and 11% during fiscal 2004 and 2003, respectively. The revenue growth in these fiscal years resulted from a higher sales volume across each of the Company's segments; revenue growth from existing customers; addition of new customers, some of which resulted from new corporate arrangements with health care providers that integrate the Company's diverse offerings; addition of new products; and pharmaceutical price increases averaging approximately 6% and 5%, respectively, during fiscal 2004 and 2003. In addition, acquisitions completed by the Company during fiscal 2004 and 2003 accounted for approximately 1% of the overall growth for fiscal 2004 and 2003. These increases during fiscal 2004 were partially offset by slower sales growth within the Pharmaceutical Technologies and Services and Automation and Information services segments.

      PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's revenue growth of 15% in fiscal 2004 resulted primarily from strong sales to existing customers, sales to new customers and pharmaceutical price increases. Sales growth to existing customers within the retail chain and alternate site categories in this segment's Pharmaceutical Distribution business showed particular strength. This segment also benefited from (1) contract wins during fiscal 2004, (2) pharmaceutical price increases averaging approximately 6% during fiscal 2004, and (3) an extra business day. These revenue gains were partially dampened by continued reduction in business with Kmart Holding Corp. ("Kmart") due to Kmart's closure of various stores and certain contract losses during fiscal 2004 in this segment's Pharmaceutical Distribution business.

      This segment's revenue growth of 10% in fiscal 2003 resulted from strong sales to customers within the segment's core Pharmaceutical Distribution business, some of which were generated from the addition of new contracts, and pharmaceutical price increases averaging approximately 5%. The most significant growth was in the alternate site and chain pharmacy businesses. The chain pharmacy growth rate would have been stronger had it not experienced a reduction in business with Kmart due to Kmart's closure of various stores in connection with its reorganization. This segment's overall revenue growth was partially dampened by the loss of certain customers.

      MEDICAL PRODUCTS AND SERVICES. This segment's revenue growth of 11% in fiscal 2004 resulted from increased sales momentum from new and existing contracts within the distribution business as well as increased sales volume from the segment's international businesses. New contracts drove increased sales of both distributed and self-manufactured products, with sales from the distribution business particularly strong during fiscal 2004. The international businesses also generated strong revenue growth, increasing nearly 19% from the prior fiscal year. Approximately 14% of the international business revenue growth, however, related to changes in foreign currency rates. Sales of new self-manufactured products, particularly enhancements within surgeon glove products, also contributed to the overall revenue growth. This segment's revenue growth was above industry averages during fiscal 2004.

      This segment's revenue growth of 6% in fiscal 2003 resulted from increased sales of both distributed and self-manufactured products. The addition of several new contracts with hospitals and health care networks, as well as increased market share in the growing surgery center market contributed to increased sales of distributed and self-manufactured products. Increased demand for certain existing self-manufactured products, including medical gloves, Medi-vac(R) suction canisters, Procedure Based Delivery System(R) kits and other minor procedure trays, accounted for a portion of this segment's revenue growth. The addition of new, self-manufactured products also contributed to the overall revenue growth in this segment. Some examples of these new, self-manufactured products include the Esteem(R) surgeon gloves and the Tiburon(TM) and Astound(TM) fabrics within the Convertors(R) business.

      PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's revenue growth of 25% in fiscal 2004 resulted from acquisitions and sales momentum within the Pharmaceutical Development, Nuclear Pharmacy Services and Packaging Services businesses. Approximately 5% of this segment's revenue growth was due to the inclusion of Intercare, an acquisition completed during December 2003. Intercare's results of operations are not included in the prior period amounts. Intercare's operations have shown considerable sales momentum since the acquisition was completed, particularly the fourth quarter fiscal 2004. Also, this segment's revenue growth benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor's results of operations are not included in the amounts for the first half fiscal 2003. Excluding the impact of acquisitions within this segment, revenue growth would have been approximately 2% during fiscal 2004. This segment's revenue growth was partially dampened by a delay in startup of commercial manufacturing of key sterile products from signed contracts as certain regulatory inspections and product approvals were delayed in the Biotechnology and Sterile Life Sciences business. This segment's revenue growth is not impacted by foreign exchange fluctuations as the Company applies constant exchange rates to translate its foreign operations' revenue into U.S. dollars. The impact of actual foreign exchange rate changes for translation purposes is retained within the Corporate segment (see footnote 6 of the table in Note 18 in "Notes to Consolidated Financial Statements").

      This segment's revenue growth of 59% in fiscal 2003 resulted from acquisitions and increased demand within the Oral Technologies, Biotechnology and Sterile Life Sciences, and Packaging Services businesses. The acquisitions of Syncor, effective January 1, 2003, and Boron, LePore & Associates, Inc. (which has been given the legal designation of Cardinal Health 401, Inc., and is referred to in this Form 10-K as "BLP"), effective June 2002, resulted in significant revenue growth in fiscal 2003. BLP's revenue includes customer reimbursements of out-of-pocket expenses, which generally comprise travel expenses and other incidental costs incurred to fulfill the services required by various contracts and are recorded as gross revenue. Excluding the impact of acquisitions within this segment, revenue growth would have been approximately 7% during fiscal 2003. Product sales from this segment's businesses that showed particular strength included Lilly's Zyprexa(R) Zydis(R), an anti-psychotic; Mylan's Amnesteem(TM), a generic drug for the treatment of acne; and Sepracor's Xoponex(R), a respiratory drug. The growth within the Biotechnology and Sterile Life Sciences business was negatively impacted by the planned shutdown for twelve weeks of a domestic sterile manufacturing facility to expand capacity.

      AUTOMATION AND INFORMATION SERVICES. This segment's revenue growth of 2% in fiscal 2004 is reflective of the premature revenue recognition adjustment resulting from the Audit Committee's internal review as more fully described in Note 1 of "Notes to Consolidated Financial Statements." Operationally, this segment's revenue growth in fiscal 2004 included sales growth within the medication product lines (such as the Pyxis MedStation(R) system) and addition of new products. This segment was adversely affected by a softening of demand at the hospital level. The Company believes this softening is primarily attributable to capital spending pressures experienced by hospitals and an increasingly competitive market. These factors were also seen in the weakening of this segment's committed contract backlog. The Company believes this trend may continue in the short-term; however, the Company remains confident in the long-term prospects for this segment as patient safety concerns combine with innovative new products to drive future demand. In order to aid in the comparability of this segment's operating results, during fiscal 2004, the Company recorded a Corporate allocation adjustment to this segment's revenue of $21 million representing an estimate of interest income this segment would have earned had the Company not completed sales of its lease receivables. This allocation was recorded within revenue, consistent with the recording of interest income received from sales-type leases. The allocation was recorded for comparative purposes to reflect the segment's growth rate excluding the impact of the Corporate-initiated lease sales. Excluding the impact of this allocation entry, this segment's revenue growth would have been negative 1% for fiscal 2004. For more information, see footnote 6 to the table in Note 18 in "Notes to Consolidated Financial Statements."

      This segment's revenue growth of 19% in fiscal 2003 resulted from strong sales of new and existing patient safety and supply management product lines, including Pyxis MedStation(R), Pyxis Anesthesia System(TM), Pyxis Connect(TM) and Pyxis SupplyStation(R) systems. In addition, the segment's revenue benefited in fiscal 2003 from gains of approximately $10 million, realized upon sales of its sales-type lease receivables.

Bulk Deliveries to Customer Warehouses and Other

      As presented historically, the Pharmaceutical Distribution and Provider Services segment's revenue was classified into two categories ("Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other"). "Bulk Deliveries to Customer Warehouses and Other" has historically included revenue arising from sales where the Company ordered pharmaceutical product in bulk on behalf of a specific warehousing customer and either the manufacturer ships the product directly to the customer's warehouse or the product is shipped to the customer's warehouse shortly after it is received by the Company and is not put into the Company's inventory (in either case, "Bulk Revenue"). For all Bulk Revenue, the product was shipped to the customer in the same bulk form in which it was received by the Company from the manufacturers. The Company previously (since fiscal 2002) followed an internal policy for distinguishing between Operating Revenue and Bulk Revenue based on how long the product was in the Company's possession prior to being shipped to customers. If the product was in the possession of the Company for more than 24 hours prior to being shipped to customers, then, regardless of other characteristics of the transaction or the reason for the product being held for more than 24 hours, the sale of that product was deemed to be Operating Revenue. The Company's internal policy also provided that customer orders for bulk shipments filled from inventory within the Company's warehouse were deemed to be Operating Revenue if the order for the product had been placed with the manufacturer prior to the Company receiving the bulk order from one of its customers ("Just-in-Time"). Operating Revenue for bulk shipments for product that was in the possession of the Company for more than 24 hours prior to being shipped to customers (other than with respect to certain bulk shipments intentionally held for more than 24 hours as described in the text following the table) and Just-in-Time bulk shipments by quarter for the three year period ended June 30, 2004 was approximately as follows:

                              24 Hour Rule                     Just-in-Time
                       ---------------------------     ----------------------------
(in millions)          Fiscal year ended June 30,      Fiscal year ended June 30,
                       ---------------------------     ----------------------------
                        2004      2003     2002          2004      2003     2002
                       -------- --------- --------     --------- --------- --------
First Quarter            $191    $  208        -         $ 13     $  351        -
Second Quarter            187       200      156           74        265        -
Third Quarter             148       360      155           31        252      157
Fourth Quarter            149       232      155            -        334      325
                       -------- --------- --------     --------- --------- --------
Total Year               $675    $1,000     $466         $118     $1,202     $482
                       ======== ========= ========     ========= ========= ========

Based on results of the internal review conducted by the Audit Committee, the Company has concluded that certain bulk shipments ordered by customers were intentionally held for more than 24 hours so that, pursuant to the internal policy, such shipments were classified as Operating Revenue in four quarters within fiscal 2003 and 2002. The Company estimates that approximately $813 million and $414 million being improperly classified as Operating Revenue in fiscal 2003 and 2002, respectively. The impact of this practice was not previously quantified and disclosed as part of the Company's reported Operating Revenue. The improper classification between Bulk Revenue and Operating Revenue had no impact on the Company's previously reported total revenue or operating or net earnings for these periods.

      The following table shows the estimated amount of Bulk Revenue that was improperly classified as Operating Revenue in the manner described above, and shows the estimated impact from adjusting each of Bulk Revenue and Operating Revenue for the periods in which these improper classifications occurred:

                         Bulk Revenue               Operating Revenue
                  --------------------------    --------------------------
                  Fiscal Year Ended June 30,    Fiscal Year Ended June 30,
(in millions)         2003         2002            2003          2002
-------------        -------    ---------        ---------     ---------
First Quarter        $     -    $       -        $       -     $       -
Second Quarter         673.0         82.0           (673.0)        (82.0)
Third Quarter          140.0            -           (140.0)            -
Fourth Quarter             -        332.0                -        (332.0)
                     -------    ---------        ---------     ---------
Total Year           $ 813.0    $   414.0        $  (813.0)    $  (414.0)
                     =======    =========        =========     =========

      In response to the internal review conducted by the Company's Audit Committee (see "Part I, Item 3: Legal Proceedings" and Note 1 of "Notes to Consolidated Financial Statements") and a review of Company policies, the Company has changed its definition of Bulk Revenue. Transactions with the following characteristics will now be defined as Bulk Revenue: (a) deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products, (b) delivery of products to the customer in the same bulk form as the products are received from the manufacturer, (c) warehouse to customer warehouse or process center deliveries, or (d) deliveries to customers in large or high volume full case quantities. Bulk Revenue under this new definition was $18.0 billion in fiscal 2004, $15.4 billion in fiscal 2003 and $13.7 billion in fiscal 2002. The increase in Bulk Revenue during fiscal 2004 primarily relates to additional volume from existing customers. The increase in Bulk Revenue during fiscal 2003 primarily relates to new customers and additional volume from existing customers.

      For fiscal 2004, the Company decided to aggregate revenue classes within this Form 10-K. "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" have been combined for all periods presented so that revenue and cost of products sold are presented as single amounts in the consolidated statements of earnings. These reclassifications have no effect on previously reported total revenue, related cost of products sold, net earnings or earnings per share. However, these reclassifications do impact previously reported growth rates which focused solely on Operating Revenue. Beginning with this Form 10-K, information concerning the portion of the Company's revenue that arises from Bulk Revenue will be discussed in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In the past, "Bulk Deliveries to Customer Warehouses and Other" also included certain revenue relating to the Pharmaceutical Technologies and Services segment. The Pharmaceutical Technologies and Services segment's revenue classified as "Bulk Deliveries to Customer Warehouses and Other" represented reimbursement from customers of certain out-of-pocket expenses incurred by the Company on behalf of customers and totaled $200.5 million in fiscal 2003. These customer reimbursements will not be included within the Company's definition of Bulk Revenue going forward.

Operating Earnings

      Operating earnings for the Company and its reportable segments are as follows:

(in millions)                                             2004          2003            2002
-------------                                         ------------   -----------    ------------
                                                                      Restated        Restated
Pharmaceutical Distribution and Provider Services     $    1,173.4   $   1,188.1    $    1,081.0
Medical Products and Services                                666.0         591.8           545.2
Pharmaceutical Technologies and Services                     465.4         368.3           265.0
Automation and Information Services                          270.2         266.0           209.2
Corporate (1)                                               (237.7)       (218.2)         (243.0)
                                                      ------------   -----------    ------------
Total Company Operating Earnings                      $    2,337.3   $   2,196.0    $    1,857.4
                                                      ============   ===========    ============

      (1) See Note 18 of "Notes to Consolidated Financial Statements" for a description of Corporate operating earnings.

      The following table summarizes the operating earnings growth rates for the Company and its reportable segments, as well as the percent of Company operating earnings, excluding Corporate, each segment represents:

                                                                                 Percent of Company
                                                            Growth (1)           Operating Earnings
                                                        ---------------       --------------------------
Years ended June 30,                                    2004       2003       2004       2003       2002
--------------------                                    ----       ----       ----       ----       ----
                                                                 Adjusted              Adjusted   Adjusted
Pharmaceutical Distribution and Provider Services        (1)%       10%        46%        49%        51%
Medical Products and Services                            13%         9%        26%        25%        26%
Pharmaceutical Technologies and Services                 26%        39%        18%        15%        13%
Automation and Information Services                       2%        27%        10%        11%        10%

Total Company (2)                                         6%        18%       100%       100%       100%

      (1) Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

      (2) The Company's overall operating earnings growth of 6% and 18%, respectively, in fiscal 2004 and 2003 includes the effect of special items. Special items are not allocated to the segments. See Note 4 in "Notes to Consolidated Financial Statements" for further information regarding the Company's special items.

      TOTAL COMPANY. Total operating earnings increased 6% and 18% during fiscal 2004 and 2003, respectively. The following paragraphs provide a description of the varying dynamics affecting the total Company's operating earnings for fiscal 2004 and 2003.

      FISCAL 2004. Operating earnings increased 6% during fiscal 2004 primarily as a result of the Company's revenue growth of 15% during the same time period, which yielded a gross margin increase of 6%. Gross margins grew at a slower rate than revenue primarily as a result of: (1) continued dampening effect of reduced vendor margins and competitive pricing within the Pharmaceutical Distribution business driven by changes to its business model (see the "Overview" section for further discussion); (2) increased mix of lower-margin distribution business within the Medical Products and Services segment; (3) increased mix of lower margin business, primarily Nuclear Pharmacy Services, within the Pharmaceutical Technologies and Services segment; and (4) competitive product and pricing actions within the Automation and Information Services segment. The overall increase in gross margin reflects the increased contributions from the Company's operating segments outside of the Pharmaceutical Distribution and Provider Services segment, which generate higher gross margins and operating earnings (as a percentage of revenue). These segments currently account for more than one-half of the Company's operating earnings. The Company expects this trend to continue. Acquisitions completed by the Company accounted for approximately 3% of the operating earnings growth.

      The increases in revenue and gross margin were partially offset by a 4% increase in selling, general and administrative expenses during fiscal 2004, as well as an increase of $17.5 million in the Company's special items. The overall increase in operating expenses was primarily a result of the additional expenses resulting from acquisitions, higher personnel costs associated with overall business growth and an increase in depreciation and amortization costs. Additionally, the Company continues to invest in research and development and strategic initiatives that will benefit future periods. Investments of approximately $115 million in fiscal 2004 were charged against current operating earnings as incurred. These increases in selling, general and administrative expenses were offset partially by: (1) reduction versus the prior fiscal year in incentive compensation expenses of approximately $64 million due to the performance of the Company's consolidated operations relative to management's expectations and established financial performance metrics, such reductions affecting all of the Company's business segments; and (2) adjustments of certain trade receivable reserves and lower bad debt expenses, combined impact approximately $10 million, due to changes in customer-specific credit exposures, as well as improvements in customer credit, billing and collection processes yielding significant reductions in past due and uncollectible accounts.

      FISCAL 2003. The Company attributes the operating earnings increase of 18% during fiscal 2003 to its revenue growth of 11% during the same time period, which yielded a gross margin increase of 11%. Selling, general and administrative expenses grew 8% during this period primarily due to additional expenses resulting from acquisitions, higher personnel costs associated with the overall business growth and an increase in depreciation and amortization costs. However, selling, general and administrative expenses grew at a slower rate than gross margin which contributed to the overall percentage increase in operating earnings. In addition, a significant contributor of the overall operating earnings increase was a decrease of $76.7 million in the Company's special items due to the recognition of special item income of $101.5 million related to net litigation settlements received by the Company in fiscal 2003 as compared to $33.8 million received in fiscal 2002.

      PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. This segment's operating earnings declined 1% during fiscal 2004 primarily due to reduced vendor margins caused by the changing business model within the Pharmaceutical Distribution business (as further described in the "Overview" section) and the impact of competitive pricing. Other adjustments which negatively impacted this segment in fiscal 2004 included the following items within the Pharmaceutical Distribution business: (a) an increase in inventory valuation and vendor dispute reserves in the fourth quarter, $11.7 million, and (b) an adverse adjustment in the third quarter, $9.2 million, for vendor margins. In addition, one of several aspects of the business model transition adversely impacting Pharmaceutical Distribution's year over year operating earnings is the change in estimation of vendor margin with generic, health and beauty products and pharmaceutical manufacturers, approximately $15.3 million. These declines were partially offset by the following:

      -     segment revenue growth of 15% coupled with expense control;

      - change in accounting for cash discounts resulting in additional gross margin of $20.0 million in fiscal 2004 (see additional discussion of the accounting change in Notes 16 and 19 of "Notes to Consolidated Financial Statements");

      - favorable year over year impact, $14.7 million, from changes in last-in, first-out ("LIFO") reserve;

      - favorable year over year impact of lower incentive compensation expense;

      - favorable year over year impact of certain non-recurring expenses recorded in fiscal 2003 relating to operations from the Bindley acquisition; and

      - favorable year over year impact of $34 million charge recorded in fiscal 2003 relating to the segment's vendor margins with its generic suppliers.

      This segment's operating earnings increase of 10% during fiscal 2003 resulted primarily from the following:

      -     segment revenue growth of 10%;

      - change in timing of income recognition for pharmaceutical manufacturers' payments under existing inventory management agreements from a modified cash basis to an accrual basis resulting in a favorable gross margin impact of approximately $13 million recorded in the third quarter;

      - expense controls, which resulted in a decrease of 6% in selling, general and administrative expenses; and

      - favorable year over year impact, $12.4 million, relating to changes in Corporate expenses allocated to this segment.

      Also contributing to the improvement in fiscal 2003 year over year performance were certain non-recurring expenses of approximately $40 million recorded in fiscal 2002 associated with operations acquired as part of the Bindley acquisition. These non-recurring expenses in fiscal 2002 were partially offset by a $23 million benefit recognized in the same period as a result of changes in the Company's LIFO calculation with respect to generic products in order to more accurately reflect inflationary indices. The segment's operating earnings in fiscal 2003 were negatively impacted by the $5.2 million year over year impact within the Pharmaceutical Distribution business of the business model transition impacting its vendor margins with generic, health and beauty products and pharmaceutical vendors.


      MEDICAL PRODUCTS AND SERVICES. This segment's operating earnings growth of 13% during fiscal 2004 resulted primarily from this segment's revenue growth of 11% during the same time period, led by sales momentum from distribution contracts and gains within international markets. This segment also realized manufacturing productivity improvements resulting in gross margin gains. In addition, operating earnings benefited from lower incentive compensation expense versus prior year. This segment's operating earnings growth was partially dampened by the increased mix of lower margin distributed products, competitive pricing within the industry and an increase of approximately $9 million in raw material prices.

      This segment's operating earnings growth of 9% during fiscal 2003 resulted from this segment's revenue growth of 6% during the same time period and the ability to leverage this revenue growth into additional gross margin gains. This segment's gross margin was positively impacted by increased sales of existing and new higher-margin, self-manufactured products, manufacturing efficiencies achieved during the fiscal year and outsourcing of some product manufacturing to more cost efficient areas. In addition, operating earnings benefited from various required balance sheet reserve adjustments, approximately $8.2 million, recorded during the year relating to historical customer and vendor disputes. The operating earnings growth rate was negatively affected by: (1) impact of new distribution agreements which increased sales of lower-margin distributed products in fiscal 2003; (2) increased Corporate expenses, $2.5 million, allocated to this segment; and (3) a one-time adjustment recorded in fiscal 2002 to transfer the segment's incentive compensation expenses, approximately $15 million, to the Corporate segment. This adjustment was recorded in the Corporate segment as the business segment's stand-alone incentive compensation program in effect at the time would have resulted in no incentive compensation expense for the year; however, a corporate management decision was made to include the segment's employees in the Company's overall incentive compensation program in advance of integrating various employee benefit programs.

      PHARMACEUTICAL TECHNOLOGIES AND SERVICES. This segment's operating earnings growth of 26% during fiscal 2004 resulted primarily from this segment's revenue growth of 25% during the same time period, with sales momentum in the Pharmaceutical Development, Nuclear Pharmacy Services and Packaging Services businesses showing particular strength. This segment also benefited from acquisitions completed by the Company, specifically Intercare and Syncor. The acquisition of Intercare was completed during the second quarter fiscal 2004 and, therefore, its results of operations are not included in the prior period. Also, Syncor's results of operations are not included in the first half of fiscal 2003 since the acquisition was completed on January 1, 2003. Excluding the impact of acquisitions within this segment, operating earnings growth would have been approximately 8% during fiscal 2004. This segment's gross margin as a percentage of revenue was negatively impacted by the increase in services provided by the Nuclear Pharmacy Services business, which has a lower gross margin ratio as compared to the other businesses within this segment. The segment's operating earnings also benefited year over year by reduced incentive compensation expenses. Operating earnings growth was dampened by the delay in startup of commercial manufacturing of certain sterile products as discussed in this segment's revenue discussion. In addition, this segment's operating earnings growth is not impacted by foreign exchange fluctuations as the Company applies constant exchange rates to translate its foreign operations' operating earnings into U.S. dollars. The impact of actual foreign exchange rate changes for translation purposes is retained within the Corporate segment (see footnote 6 to the table in Note 18 in "Notes to Consolidated Financial Statements").

      This segment's operating earnings growth of 39% during fiscal 2003 resulted primarily from this segment's revenue growth of 59% during the same time period, as discussed above in the "Revenue" section. Excluding the impact of acquisitions within this segment, operating earnings growth would have been approximately 13% during fiscal 2003. The deleveraging effect between gross margin and revenue within this segment was primarily driven by the addition of Syncor's Nuclear Pharmacy Services business and the addition of BLP's customer reimbursements of out-of-pocket expenses incurred to fulfill services required by various contracts. Syncor has a lower gross margin ratio than the other businesses within this segment, and BLP records these customer reimbursements gross within revenue and cost of products sold, but generates no margin from them.

      AUTOMATION AND INFORMATION SERVICES. This segment's operating earnings growth of 2% during fiscal 2004 was impacted by the premature revenue recognition adjustment resulting from the Audit Committee's internal review as more fully described in Note 1 of "Notes to Consolidated Financial Statements." This segment's operating earnings growth during fiscal 2004 resulted, in part, from this segment's revenue growth of 2% during the same time period in conjunction with operational improvements and favorable product mix. In addition, this segment benefited from a reduction in receivable reserves and lower bad debt expenses, combined impact approximately $8.2 million, due to improvements in customer-specific credit matters, as well as general improvements in customer credit, billing and collection procedures, resulting in significant reductions in past due and uncollectible accounts. The segment's operating earnings also benefited year over year from reduced (a) incentive compensation expenses, and (b) Corporate expense allocation of $1.5 million. As mentioned in this segment's revenue discussion, the Company recorded, for comparative purposes, a Corporate allocation of $21 million to this segment representing estimated interest income this segment would have earned had the Company not initiated the sale of its lease receivables. Excluding the impact of this allocation, this segment's operating earnings growth would have been negative 6% during fiscal 2004. See this segment's discussion under "Revenue" for additional information regarding this allocation entry.

      This segment's operating earnings growth of 27% during fiscal 2003 resulted primarily from this segment's revenue growth of 19% during the same time period in conjunction with an improved mix of higher-margin products sold and productivity gains realized from operational improvements. In addition, operating earnings during fiscal 2003 included gains of approximately $10 million from sales of sales-type leases.

Special Items

      The following is a summary of the Company's special items:

                                                     Fiscal Year Ended June 30,
(in millions, except per Common Share amounts)      2004       2003        2002
----------------------------------------------     ------     -------     -------
                                                                         Restated
   Merger-related costs                            $ 44.7     $  74.4     $ 131.9
   Restructuring costs                               37.1        67.0        18.5
   Litigation settlements, net                      (62.3)     (101.5)      (33.8)
   Other special items                               37.9           -           -
                                                   ------     -------     -------
Total special items                                $ 57.4     $  39.9     $ 116.6
                                                   ======     =======     =======

      See Note 4 of "Notes to Consolidated Financial Statements" for detail of the Company's special items during fiscal 2004, 2003 and 2002.

Interest Expense and Other

      The decrease in interest expense and other of $16.4 million during fiscal 2004 and $17.2 million during fiscal 2003 resulted from lower interest rates and borrowing levels due to the Company's strong operating cash flow. The Company manages its exposure to interest rates using various hedging strategies (see Notes 3 and 7 in "Notes to Consolidated Financial Statements"). Also included within interest expense and other are gains and losses recognized from transactions outside of the Company's ordinary course of business (e.g., sales of lines of businesses or individual facilities as well as adjustments of equity investments). The following summarizes the more significant transactions that occurred during fiscal 2004, 2003 and 2002.

- During fiscal 2004, the Company recorded net gains of approximately $11.9 million and $6.3 million related to the sale of non-strategic businesses within its Pharmaceutical Technologies and Services and Medical Products and Services segments. The Company also recorded a $6.8 million gain related to the sale of land within its Medical Products and Services segment. In addition, the Company recorded a $4.2 million asset impairment charge relating to domestic intellectual property rights within its Automation and Information Services segment.

- During fiscal 2003, the Company recorded a net gain of approximately $17.6 million related to the sale of a non-strategic business within the Pharmaceutical Distribution and Provider Services segment and a gain of $8.0 million as a result of a payment the Company received in exchange for amending a contract within the Automation and Information Services segment (releasing the Company's exclusivity rights in a designated territory). Also within fiscal 2003, the Company recorded a loss of $7.9 million related to the write-off of certain obsolete assets as a result of a system implementation within the Pharmaceutical Technologies and Services segment.

- During fiscal 2002, the Company recorded a net gain of approximately $22.4 million related to the sale of a non-strategic business which was partially offset by losses related to asset abandonments within the Pharmaceutical Technologies and Services segment, $11.5 million, and Medical Products and Services segment, $4.6 million.

Provision for Income Taxes

      The provisions for income taxes relative to earnings before income taxes, discontinued operations and cumulative effect of changes in accounting were 31.9% of pretax earnings in fiscal 2004, 33.6% in fiscal 2003 and 33.8% in fiscal 2002. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item and the taxing jurisdiction. The Company's effective tax rate reflects tax benefits derived from increasing operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. During fiscal 2004, the Company's provision for income taxes benefited from increased profits from production in lower tax international countries (e.g., Thailand and the Dominican Republic). The Company has subsidiaries operating in Puerto Rico under a tax incentive agreement expiring in 2019, as well as a tax agreement in place with Thailand that expires in 2013.

Loss from Discontinued Operations

      See Note 21 in "Notes to Consolidated Financial Statements" for information on the Company's discontinued operations.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ACCOUNTING ESTIMATES

      Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company's financial condition and results of operations, and require use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company's financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 3 of "Notes to Consolidated Financial Statements."

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. Trade receivables comprise amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from one year to ten years at interest rates that generally fluctuate with the prime rate. These financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance for doubtful accounts involve the use of judgment by the Company's management.

      In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable agings, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. The Company continuously monitors the collectibility of its receivable portfolio by analyzing the aging of its accounts receivable, assessing credit worthiness of its customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults increases due to changes in customers' financial condition or general economic conditions, the Company's allowance for uncollectible accounts may require adjustment.

      The allowance for doubtful accounts as a percentage of customer receivables was 3.3% and 4.1% at June 30, 2004 and 2003, respectively. The decrease was a result of adjustments to certain trade receivable reserves due to changes in customer-specific credit exposures, as well as improvements in customer credit, billing and collections processes. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables to the fiscal 2004 reserve would result in an increase or decrease in bad debt expense of approximately $4.2 million. The Company believes the reserve maintained and expenses recorded in fiscal year 2004 are appropriate and consistent with historical methodologies employed. The favorable net effect results from improvements in the Company's credit and collection practices and actual experiences. The total reserve at June 30, 2004 and 2003 exceeds the total Company receivable balance greater than 60 days past due at those same dates. See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

- INVENTORIES. A majority of inventories (approximately 66% in 2004 and 68% in 2003) are stated at the lower of cost, using the LIFO method, or market, and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have increased $57.8 million and $61.4 million in fiscal 2004 and 2003, respectively.

      Below is a reconciliation of FIFO inventory to LIFO inventory:

                                                 June 30,
                                        ---------------------------
      (in millions)                        2004           2003
      -------------                     -----------   -------------
                                                        Restated
      FIFO inventory                    $   7,529.1   $     7,632.3
      LIFO reserve valuation                  (57.8)          (61.4)
                                        -----------   -------------
      Total inventory                   $   7,471.3   $     7,570.9
                                        ===========   =============

      Inventories recorded on the Company's consolidated balance sheets are net of reserves for excess and obsolete inventory. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company's assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company's financial statements.

- GOODWILL. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment annually or when indicators of impairment exist. Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives.

      In conducting the impairment test, the fair value of the Company's reporting units is compared to its carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

      The Company's impairment analysis is based on a review of the price/earnings ratio for companies similar in nature, scope and size. The use of alternative estimates, peer groups or changes in the industry could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in adjustment to the Company's results of operations. The Company completed the required impairment testing in fiscal 2004 and 2003 and did not incur any impairment charges.

- BUSINESS COMBINATIONS. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the Company's acquisitions is assigned to intangible assets which require management to use significant judgment in determining fair value. The Company typically utilizes third-party valuation experts ("Valuation Experts") for this process. In addition, current and future amortization expense for such intangibles is impacted by purchase price allocations as well as the assessment of estimated useful lives of such intangibles, excluding goodwill. The Company believes the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.

      In conjunction with the review of a transaction, the Valuation Experts assess the status of the acquired company's research and development projects to determine the existence of in-process research and development ("IPR&D"). The Company has not historically recorded significant costs related to IPR&D. However, in conjunction with the recent acquisition of ALARIS, the Company was required to estimate the fair value of acquired IPR&D which required selecting an appropriate discount rate and estimating future cash flows for each project. Management also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable. Once the fair value was determined, an asset was established and immediately written-off as a special item in the Company's consolidated statement of earnings. The Company recorded $12.7 million as a special item in fiscal 2004 representing an estimate of ALARIS' IPR&D (see Note 4 of "Notes to Consolidated Financial Statements").

- SPECIAL ITEMS. The Company's special items consist primarily of costs that relate to the integration of previously acquired companies or costs of restructuring operations to improve productivity. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)," and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs that did not meet the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.

      The costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is formalized and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

      At the beginning of the third quarter fiscal 2003, the Company implemented SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to account for costs incurred in restructuring activities. Under this standard, a liability for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF Issue No. 94-3, which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.

      The majority of the special items related to acquisitions and restructurings can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments and other integration costs. Employee costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the remaining net book value of assets no longer used as a result of the integration or restructuring activities. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. Actual costs could differ from management's estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expenses. These adjustments will be recorded as special items.

      The Company also records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. See Note 4 of "Notes to Consolidated Financial Statement" for additional information.

- VENDOR RESERVES. In determining an appropriate vendor reserve, the Company assesses historical experience and current outstanding claims. The Company researches and resolves contested transactions based on discussions with vendors, Company policy and findings of research performed. At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company's original estimate and may require adjustment. However, the Company believes reserves recorded for such disputes are adequate based upon current facts and circumstances.

- INCOME TAX RESERVES. The Company has established an estimated liability for federal, state and foreign income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, "Accounting for Contingencies." This liability addresses a number of issues for which the Company may have to pay additional taxes (and interest) when all examinations by taxing authorities are concluded.

      The Company has developed a methodology for estimating its tax liability related to such matters and has consistently followed such methodology from period to period. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company's arguments, and an assessment of the chances of the Company prevailing in its arguments. In all cases, the Company considers previous IRS findings. The Company generally consults with external tax advisers in researching its conclusions. Amounts accrued for a particular period are not adjusted upward or downward unless a significant change in facts or circumstances has occurred and been formally documented.

- LOSS CONTINGENCIES. The Company accrues for contingencies related to litigation in accordance with SFAS No. 5, "Accounting for Contingencies," which requires the Company to assess contingencies to determine degree of probability and range of possible settlement. An estimated loss contingency is accrued in the Company's consolidated financial statements if it is probable that a liability has been incurred and the amount of the settlement can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate settlement may differ from these estimates.

- SELF INSURANCE ACCRUALS. The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $23.0 million and $12.8 million for estimated costs related to outstanding claims at June 30, 2004 and 2003, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company's assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was adjusted by a period equal to a half month, the impact on earnings would be $4.7 million. However, the Company believes the liabilities recorded are adequate based upon current facts and circumstances.

      The Company is also self-insured for various general liability and workers' compensation claims. The Company had recorded liabilities totaling $48.0 million and $39.2 million for anticipated costs related to general liability and workers' compensation at June 30, 2004 and 2003, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company's assessment of outstanding claims, historical analysis, actuarial information and current payment trends. The amount of ultimate liability in respect to these matters may differ from these estimates.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

      The following table summarizes the Company's Consolidated Statements of Cash Flows for fiscal 2004, 2003 and 2002:

                                               Fiscal Years Ended June 30,
                                     ----------------------------------------------
(in millions)                         2004                2003              2002
-----------------------------------------------------------------------------------
                                                        Restated           Restated
Cash provided by/(used in):
    Operating activities             $2,624.7           $1,398.0           $  983.9
    Investing activities            ($2,437.0)         ($  343.7)         ($  650.9)
    Financing activities            ($  815.7)         ($  712.3)          $  114.9

      OPERATING ACTIVITIES. Cash provided by operating activities nearly doubled during fiscal 2004 as compared to fiscal 2003 primarily due to an increase in accounts payable and increased earnings from continuing operations. The primary driver of the increase in accounts payable was due to the timing of payments at fiscal year-end, as well as inventory buys executed shortly before fiscal year-end within the Company's Pharmaceutical Distribution business. In addition, as a result of certain non-recurring end of year arrangements, payments to vendors in fiscal 2004 were reduced by $258 million due to the acceleration of payments at June 30, 2003 to selected pharmaceutical vendors. Such arrangements resulted in changes to the original payment terms with the vendors for which an economic consideration was exchanged between both parties. The Company's overall investment in inventories declined during fiscal 2004 as compared to fiscal 2003 due primarily to the changing business model of the Pharmaceutical Distribution business (see the "Overview" section earlier within "Management's Discussion and Analysis of Financial Condition and Results of Operations"). This business model change should continue to have a positive impact on the Company's operating cash flows in the near-term, reducing the Company's inventory on-hand and moderating historical seasonal fluctuations in working capital. For further discussion of changes within the Company's earnings from continuing operations, see the "Results of Operations" section. Additionally, the Company's operating cash flow benefited by approximately $99.3 million during fiscal 2004 due to sales of lease receivables from the Company's Automation and Information Services segment. See Note 10 in "Notes to Consolidated Financial Statements" for information regarding sales of lease receivables.

      Cash provided by operating activities during fiscal 2003 increased $414.1 million as compared to fiscal 2002 primarily due to (a) increased earnings from continuing operations, and (b) sales of lease receivables, which benefited the Company's operating cash flow by $247.6 million in fiscal 2003 as compared to $97.8 million in fiscal 2002. These positive factors were partially offset by year over year impact of (i) end of year payments to selected pharmaceutical vendors, approximately $370 million, for which economic consideration was exchanged between both parties; and (ii) accelerated end of year customer receipts, approximately $152 million, for which economic consideration was exchanged between both parties. The positive factors were also partially offset by increases in trade receivables and inventories. The increase in trade receivables was driven by the Company's revenue growth. The increase in inventories resulted primarily from increased sales across each of the Company's segments. The rate of increase in inventories was less than in prior years due to the impact of branded to generic product conversions, vendor inventory policies and inventory management agreements. Synergies realized from the Bindley integration also lowered the Company's investment in inventory.

      INVESTING ACTIVITIES. Cash used in investing activities during fiscal 2004, 2003 and 2002 primarily represents the Company's use of cash to complete acquisitions which expand its role as a provider of services to the health care industry (see "Acquisitions and Divestitures" within "Part I, Item 1: Business" for further information regarding the Company's acquisitions); and develop and enhance the Company's infrastructure, including facilities, information systems and other machinery and equipment. During these fiscal years, the Company has focused on developing the infrastructure within its Pharmaceutical Technologies and Services segment. The uses of cash noted above were partially offset by proceeds received from the sale of property, equipment and other assets, as well as proceeds from the sale of discontinued operations during fiscal 2004 and 2003.

      FINANCING ACTIVITIES. The Company's financing activities utilized cash of $815.7 million and $712.3 million during fiscal 2004 and 2003, respectively, and provided cash of $114.9 million during fiscal 2002. Cash used in financing activities during fiscal 2004 and 2003 primarily reflects the Company's decision to repurchase its shares as authorized by its Board of Directors (see "Share Repurchases" below for additional information). These cash outflows for fiscal 2004 and 2003 were partially offset by net proceeds received from the Company's debt facilities (see "Capital Resources" below for additional information) and proceeds received from shares issued under various employee stock plans. Cash provided by financing activities during fiscal 2002 primarily reflects the issuance of $300 million of Notes, partially offset by repurchase of the Company's shares.

International Cash

      The Company's cash balance of approximately $1.1 billion as of June 30, 2004, includes $299.3 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to United States federal income tax.

Share Repurchases

      During fiscal 2004, 2003 and 2002, the Company's Board of Directors approved, and management completed, several share repurchase programs. These share repurchase programs, in the aggregate, allowed the Company to repurchase $3.0 billion of the Company's shares. During fiscal 2004, the Company repurchased approximately 24.2 million shares having an average price paid per share of $62.03. During fiscal 2003, the Company repurchased approximately 19.6 million shares having an average price paid per share of $60.77. During fiscal 2002, the Company repurchased approximately 5.1 million shares having an average price paid per share of $60.24. The repurchased shares were placed into treasury to be used for general corporate purposes. See "Issuer Purchases of Equity Securities" within "Part I, Item 5: Market for the Registrant's Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities" for further information regarding the Company's most recent share repurchase program.

Capital Resources

      In addition to cash, the Company's sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities, a $150 million extendible commercial note program and a committed receivables sales facility program with capacity to sell $500 million in receivables. Subsequent to June 30, 2004, the capacity under the committed receivables sales facility program was increased to $800 million and the Company sold in the aggregate $800 million in receivables under the program (for more information regarding this committed receivables sales facility program, see
Note 10 of "Notes to Consolidated Financial Statements"). Also subsequent to June 30, 2004, the Company received a commitment letter for a $500 million committed borrowing facility to be used for general corporate purposes. This facility is in the process of being negotiated. As of June 30, 2004, $634.2 million of commercial paper was backed by the $1.5 billion of bank revolving credit facilities, with the remaining facilities unused. The Company also has lines of credit of approximately $183.7 million, of which $68.4 million was outstanding as of June 30, 2004.

      The Company maintains two $750 million bank revolving credit facilities. These facilities are available for general corporate purposes; however, they are primarily used as backstop liquidity for the Company's commercial paper program. During the third quarter of fiscal 2004, the Company refinanced its maturing 364-day, $750 million revolving credit facility with a new five-year, $750 million revolving credit facility. Management believes that the extension to a five-year facility enhanced the Company's liquidity profile by reducing refinancing risk at nominal marginal cost. In connection with adding the new five-year revolving credit facility, the Company also amended its existing five-year $750 million revolving credit facility during the third quarter of fiscal 2004 to administratively conform it to the new five-year revolving credit facility. Subsequent to June 30, 2004, the Company borrowed $1.25 billion in the aggregate on its revolving credit facilities. The proceeds from the Company's revolving credit facilities were utilized to repay a significant portion of the Company's commercial paper program, none of which remained outstanding as of the filing date of this Form 10-K, and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio.

      The Company had an asset securitization facility which allowed the Company to sell receivables generated from its radiopharmaceutical operations to a wholly-owned subsidiary, which in turn sold the receivables to a multi-seller conduit administered by a third party bank. This facility allowed for borrowings up to $65 million. This securitization facility was terminated in fiscal 2004.

      During fiscal 2004, the Company retired two series of $100 million Notes which matured in 2004. During fiscal 2003 and 2002, the Company issued $500 million of 4.00% Notes (due 2015) and $300 million of 4.45% Notes (due 2005), respectively. The proceeds of the debt issuances were used for repayment of a portion of the Company's indebtedness and general corporate purposes, including working capital, capital expenditures, acquisitions and investments. As of June 30, 2004, the Company, pursuant to a shelf registration statement filed with the SEC, has the capacity available for issuance of up to $500 million of equity and debt securities.

      During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "Accounts Receivable and Financing Entity"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as long-term debt in the Company's consolidated balance sheet. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity's receivables.

      From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of services to the health care industry. The Company evaluates possible candidates for merger or acquisition and intends to continue to seek opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such mergers or acquisitions.

      The Company currently believes that, based upon existing cash, operating cash flows, available capital resources (as discussed above) and other available market transactions, it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations and current and projected debt service requirements, including those related to business combinations.

Debt Ratings/Covenants

      The Company's senior debt credit ratings from S&P, Moody's and Fitch are BBB, Baa3 and BBB+, respectively, the commercial paper ratings are A-3, P-3 and F-2, respectively, and the ratings outlooks are "negative," "on review for possible further downgrade" and "negative," respectively. Further reductions in the Company's credit ratings could negatively impact its ability to access capital as well as its ability to issue additional debt securities at currently available interest rates.

      The Company's various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of June 30, 2004, the Company was in compliance with this covenant.

      The Company's preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of June 30, 2004, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

Interest Rate and Currency Risk Management

      The Company uses forward currency exchange contracts, currency options and interest rate swaps to manage its exposure to cash flow variability. The Company also uses foreign currency forward contracts and interest rate swaps to protect the value of its existing foreign currency assets and liabilities and the value of its debt. See Notes 3 and 7 of "Notes to Consolidated Financial Statements" for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments. As a matter of policy, the Company rarely engages in "speculative" transactions involving derivative financial instruments. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in a gain of approximately $6.7 million. This gain was recorded in interest expense and other per the consolidated statement of earnings.

Contractual Obligations

      As of June 30, 2004, the Company's contractual obligations, including estimated payments due by period, are as follows:

                                                      Payments Due by Period
                                                      ----------------------
(in millions)                          2005       2006-2007     2008-2009     Thereafter       Total
-------------                        --------     ---------     ---------     ----------     --------
On Balance Sheet:
Long-term debt (1)                   $  849.9      $  808.4      $  803.3      $1,200.9      $3,662.5
Capital lease obligations (2)             5.1           8.8           5.5           7.8          27.2
Other long-term liabilities (3)           7.3          15.5          11.6          36.6          71.0

Off-Balance Sheet:

Operating leases (4)                    109.1         137.7          79.4         109.1         435.3
Purchase obligations (5) (6)          2,412.3          57.5          11.7          10.2       2,491.7
                                     --------      --------      --------      --------      --------
Total financial obligations          $3,383.7      $1,027.9      $  911.5      $1,364.6      $6,687.7
                                     ========      ========      ========      ========      ========


(1) Represents maturities of the Company's long-term debt obligations, as shown on the balance sheet. See Note 6 in "Notes to Consolidated Financial Statements" for further information.

(2) Represents maturities of the Company's capital lease obligations, included within long-term debt on the Company's balance sheet.

(3) Represents cash outflows by period for certain of the Company's long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of the Company's pension and other post-retirement benefit obligations as well as accrued marketing fees and other long-term liabilities. Certain long-term liabilities, such as deferred taxes, have been excluded from the table above as there are no cash outflows associated with the liabilities or the timing of the cash outflows cannot reasonably be estimated.

(4) Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 11 of "Notes to Consolidated Financial Statements." The Company also has required lease payments based upon LIBOR which are not included in the above amounts due to variability related to such payments. See description of these leases in Note 10 of "Notes to Consolidated Financial Statements."

(5) Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company's total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. The significant amount disclosed within fiscal 2005, as compared to other periods, primarily represents obligations to purchase inventories within the Pharmaceutical Distribution and Provider Services segment.

(6) The Company has certain obligations to repurchase franchisee pharmacies from its Medicine Shoppe and Medicap businesses at the end of the term of the franchise renewal agreement. These obligations are determined through third-party appraisals and are for periods beyond fiscal 2009. At this time, the Company cannot estimate the amount of these obligations and therefore has not included them in this presentation.

OFF-BALANCE SHEET ARRANGEMENTS

     See Note 10 in "Notes to Consolidated Financial Statements" for a discussion of off-balance sheet arrangements.

OTHER

RECENT FINANCIAL ACCOUNTING STANDARDS. See Note 3 in "Notes to Consolidated Financial Statements" for a discussion of recent financial accounting standards.

RECENT DEVELOPMENTS. See Notes 1 and 2 in "Notes to Consolidated Financial Statements" for a discussion of the SEC investigation, U.S. Attorney inquiry and Audit Committee internal review, and certain reclassification and restatement adjustments the Company made to its fiscal 2004 and prior historical financial statements in connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its internal review to date. See also Note 22 in "Notes to Consolidated Financial Statements" for discussion of subsequent events after June 30, 2004.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. The Company maintains a comprehensive hedging program to manage volatility related to these market exposures. It employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 3 and 7 of "Notes to Consolidated Financial Statements" for further discussion regarding the Company's use of derivative instruments.

FOREIGN EXCHANGE RATE SENSITIVITY. By nature of the Company's global operations, it is exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, Mexican peso, British pound and the Thai bhat.

Transactional Exposure

     The Company's transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. This analysis assumes a hypothetical 10% strengthening or weakening of the U.S. dollar. Included in the analysis is the estimated impact of its hedging program, which mitigates the Company's transactional exposure. At June 30, 2004 and 2003, the Company had hedged approximately 52% and 61% of its transactional exposures, respectively. The following table summarizes the analysis as it relates to the Company's transactional exposure (in millions):

                                            2004         2003
                                           ------       ------
Net estimated transactional exposure       $332.8       $221.8

Sensitivity gain/loss (1)                    33.3         22.2
Estimated offsetting impact of hedges       (17.2)       (13.4)
                                           ------       ------
Estimated net gain/loss                    $ 16.1       $  8.8
                                           ======       ======

(1) Impact of a hypothetical 10% strengthening or weakening of the U.S dollar.

Translational Exposure

      The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S dollars, functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company's analysis at June 30, 2004 and 2003. The following table summarizes the Company's translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S dollar (in millions):

                                           2004        2003
                                          ------      ------
Net estimated translational exposure      $208.3      $108.8
Sensitivity gain/loss (1)                 $ 20.8      $ 10.9

(1) Impact of a hypothetical 10% strengthening or weakening of the U.S dollar.

      The increase in net estimated translational exposure between fiscal 2004 and 2003 resulted primarily from international acquisitions completed during fiscal 2004.

INTEREST RATE SENSITIVITY. The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions, and other factors. The Company's policy is to manage exposures to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. The Company utilizes interest rate swap instruments to mitigate its exposure to interest rate movements.

      As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2004 and 2003, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $6.4 million and $3.2 million, respectively.

COMMODITY PRICE SENSITIVITY. The Company purchases certain commodities for use in its manufacturing processes, which include rubber, heating oil, diesel fuel, and polystyrene. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. At June 30, 2004 and 2003, the Company had not hedged any of these exposures. The table below summarizes the Company's analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2004 and 2003 (in millions):

                                  2004       2003
                                  -----      -----
Estimated commodity exposure      $32.4      $33.3
Sensitivity gain/loss (1)         $ 3.2      $ 3.3

(1) Impact of a hypothetical 10% change in commodity market prices.

      The Company also has exposure to certain energy related commodities, including natural gas and electricity through its normal course of business. These exposures result primarily from operating the Company's distribution, manufacturing, and corporate facilities. In certain deregulated markets, the Company from time to time enters into long-term purchase contracts to supply these items at a specific price.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements and Schedule:
     Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2004, 2003 and 2002
     Consolidated Balance Sheets at June 30, 2004 and 2003
     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2004, 2003 and 2002
     Notes to Consolidated Financial Statements
     Schedule II

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the
Board of Directors of Cardinal Health, Inc.:

      We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      We also audited the adjustments described in Note 1 to the consolidated financial statements that were applied to restate opening retained earnings as of July 1, 2002. In our opinion, such adjustments are appropriate and have been properly applied.

      As discussed in Note 16 to the consolidated financial statements, the Company changed its method of recognizing cash discounts effective at the beginning of fiscal year 2004 and, in the first quarter of fiscal 2002, the Company changed its method of recognizing revenue for pharmacy automation equipment.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Columbus, Ohio
October 25, 2004

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                              FISCAL YEAR ENDED JUNE 30,
                                                        ----------------------------------------
                                                           2004           2003           2002
                                                        ----------------------------------------
                                                                        RESTATED       RESTATED
Revenue                                                 $ 65,053.5     $ 56,731.5     $ 51,144.6
Cost of products sold                                     60,312.3       52,249.3       47,099.6
                                                        ----------     ----------     ----------

Gross margin                                               4,741.2        4,482.2        4,045.0

Selling, general and administrative expenses               2,346.5        2,246.3        2,071.0

Special items - merger charges                                44.7           74.4          131.9
              - foundation contribution                       31.7              -              -
              - other                                        (19.0)         (34.5)         (15.3)
                                                        ----------     ----------     ----------

Operating earnings                                         2,337.3        2,196.0        1,857.4

Interest expense and other                                    98.9          115.3          132.5
                                                        ----------     ----------     ----------

Earnings before income taxes, discontinued
   operations, and cumulative effect of changes
   in accounting                                           2,238.4        2,080.7        1,724.9

Provision for income taxes                                   713.7          699.5          584.1
                                                        ----------     ----------     ----------
Earnings from continuing operations before
   cumulative effect of changes in accounting              1,524.7        1,381.2        1,140.8

Loss from discontinued operations
   (net of tax of $7.4 and $2.5 for the year-to-date
   periods ending June 30, 2004 and 2003,
   respectively)                                             (11.7)          (6.1)             -

Cumulative effect of changes in accounting                   (38.5)             -         (70.1)
                                                        ----------     ----------     ----------

Net earnings                                            $  1,474.5     $  1,375.1     $  1,070.7
                                                        ==========     ==========     ==========

Basic earnings per Common Share:
   Continuing operations                                $     3.51     $     3.10     $     2.53
   Discontinued operations                                   (0.03)         (0.02)             -
   Cumulative effect of changes in accounting                (0.09)             -          (0.16)
                                                        ----------     ----------     ----------

   Net basic earnings per Common Share                  $     3.39     $     3.08     $     2.37
                                                        ==========     ==========     ==========

Diluted earnings per Common Share:
   Continuing operations                                $     3.47     $     3.05     $     2.48
   Discontinued operations                                   (0.03)         (0.02)             -
   Cumulative effect of changes in accounting                (0.09)             -          (0.15)
                                                        ----------     ----------     ----------

   Net diluted earnings per Common Share                $     3.35     $     3.03     $     2.33
                                                        ==========     ==========     ==========

Weighted average number of shares outstanding:
   Basic                                                     434.4          446.0          450.1
   Diluted                                                   440.0          453.3          459.6

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                JUNE 30,     JUNE 30,
                                                                                 2004          2003
                                                                               ---------     ---------
                                                                                             RESTATED
ASSETS
     Current assets:
        Cash and equivalents                                                   $ 1,096.0     $ 1,724.0
        Trade receivables, net                                                   3,432.7       2,784.4
        Current portion of net investment in sales-type leases                     202.1         171.8
        Inventories                                                              7,471.3       7,570.9
        Prepaid expenses and other                                                 795.4         776.0
        Assets held for sale from discontinued operations                           60.4         170.1
                                                                               ---------     ---------

           Total current assets                                                 13,057.9      13,197.2
                                                                               ---------     ---------
     Property and equipment, at cost:
        Land, buildings and improvements                                         1,412.6       1,218.8
        Machinery and equipment                                                  2,734.3       2,401.4
        Furniture and fixtures                                                     153.2         135.1
                                                                               ---------     ---------
           Total                                                                 4,300.1       3,755.3
        Accumulated depreciation and amortization                               (1,936.1)     (1,665.8)
                                                                               ---------     ---------
        Property and equipment, net                                              2,364.0       2,089.5

     Other assets:
        Net investment in sales-type leases, less current portion                  546.0         557.3
        Goodwill and other intangibles, net                                      4,938.8       2,332.3
        Other                                                                      462.4         288.8
                                                                               ---------     ---------

           Total                                                               $21,369.1     $18,465.1
                                                                               =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Notes payable and other short term borrowings                          $     5.6     $       -
        Current portion of long-term obligations                                   855.0         228.7
        Accounts payable                                                         6,432.4       5,288.8
        Other accrued liabilities                                                2,021.3       1,728.4
        Liabilities from discontinued operations                                    55.1          64.3
                                                                               ---------     ---------

           Total current liabilities                                             9,369.4       7,310.2
                                                                               ---------     ---------

     Long-term obligations, less current portion                                 2,834.7       2,471.9
     Deferred income taxes and other liabilities                                 1,188.7       1,008.5

     Shareholders' equity:
        Preferred Stock, without par value
           Authorized - 0.5 million shares, Issued - none                              -             -
        Common Shares, without par value
           Authorized - 755.0 million shares, Issued - 473.1 million shares
           and 467.2 million shares at June 30, 2004 and 2003, respectively      2,653.8       2,403.7
        Retained earnings                                                        7,888.0       6,465.2
        Common Shares in treasury, at cost, 42.2 million shares and 18.8
            million shares at June 30, 2004 and 2003, respectively              (2,588.1)     (1,135.8)
        Other comprehensive income / (loss)                                         28.9         (50.7)
        Other                                                                       (6.3)         (7.9)
                                                                               ---------     ---------
           Total shareholders' equity                                            7,976.3       7,674.5
                                                                               ---------     ---------

           Total                                                               $21,369.1     $18,465.1
                                                                               =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                               COMMON SHARES
                                            -----------------                TREASURY SHARES        OTHER                  TOTAL
                                            SHARES             RETAINED    ------------------  COMPREHENSIVE           SHAREHOLDERS'
                                            ISSUED   AMOUNT    EARNINGS     SHARES   AMOUNT    INCOME/(LOSS)   OTHER      EQUITY
                                            ------ ----------  ----------  -------  ---------  -------------  -------  -------------
BALANCE, JUNE 30, 2001                      456.2  $  1,893.1  $  4,146.0    (7.5)  $  (457.2) $    (140.3)   $  (4.5) $    5,437.1
Adjustment for restated beginning balance                           (33.6)                                                    (33.6)
Comprehensive income:
  Net earnings                                                    1,070.7                                                   1,070.7
  Foreign currency translation adjustments                                                            24.0                     24.0
  Unrealized loss on derivatives                                                                     (10.4)                   (10.4)
  Unrealized gain on investments                                                                       2.6                      2.6
  Reclassification adjustment for investment
   losses included in net earnings                                                                     3.2                      3.2
  Net change in minimum pension liability                                                            (22.1)                   (22.1)
                                                                                                                       ------------
Total comprehensive income                                                                                                  1,068.0
Employee stock plans activity,
  including tax benefits of $73.6 million     4.5       191.6                 0.5        28.1                    (6.0)        213.7
Treasury shares acquired                                                     (5.1)     (308.3)                               (308.3)
Dividends declared                                                  (45.0)                                                    (45.0)
Stock issued for acquisitions and other       0.3        20.5        (1.1)   (0.1)        0.4                                  19.8
                                            ------ ----------  ----------  ------   ---------  -----------    -------  ------------

BALANCE, JUNE 30, 2002 (Restated)           461.0  $  2,105.2  $  5,137.0   (12.2)  $  (737.0) $    (143.0)   $ (10.5) $    6,351.7
Comprehensive income:
  Net earnings                                                    1,375.1                                                   1,375.1
  Foreign currency translation adjustments                                                            99.7                     99.7
  Unrealized gain on derivatives                                                                       2.0                      2.0
  Net change in minimum pension liability                                                             (9.4)                    (9.4)
                                                                                                                       ------------
Total comprehensive income                                                                                                  1,467.4
Employee stock plans activity,
  including tax benefits of $65.5 million     6.2       227.8                 0.5        35.6                     2.5         265.9
Treasury shares acquired                                                    (19.6)   (1,191.7)                             (1,191.7)
Dividends declared                                                  (47.0)                                                    (47.0)
Stock issued for acquisitions and other                  70.7         0.1    12.5       757.3                     0.1         828.2
                                            ------ ----------  ----------  ------   ---------  -----------    -------  ------------

BALANCE, JUNE 30, 2003 (Restated)           467.2  $  2,403.7  $  6,465.2   (18.8)  $(1,135.8) $     (50.7)   $  (7.9) $    7,674.5
Comprehensive income:
  Net earnings                                                    1,474.5                                                   1,474.5
  Foreign currency translation adjustments                                                            68.3                     68.3
  Unrealized gain on derivatives                                                                      11.7                     11.7
  Unrealized loss on investments                                                                      (1.3)                    (1.3)
  Net change in minimum pension liability                                                              0.9                      0.9
                                                                                                                       ------------
Total comprehensive income                                                                                                  1,554.1
Employee stock plans activity,
  including tax benefits of $66.4 million     5.9       237.2                 0.8        47.7                     1.6         286.5
Treasury shares acquired                                                    (24.2)   (1,500.0)                             (1,500.0)
Dividends declared                                                  (51.8)                                                    (51.8)
Stock issued for acquisitions and other                  12.9         0.1                                                      13.0
                                            ------ ----------  ----------  ------   ---------  -----------    -------  ------------
BALANCE, JUNE 30, 2004                      473.1  $  2,653.8  $  7,888.0   (42.2)  $(2,588.1) $      28.9    $  (6.3) $    7,976.3
                                            ====== ==========  ==========  ======   =========  ===========    =======  ============


  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                          --------------------------------
                                                                            2004        2003        2002
                                                                          --------    --------    --------
                                                                                      RESTATED    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings from continuing operations before cumulative effect
      of changes in accounting                                            $1,524.7    $1,381.2    $1,140.8
    Adjustments to reconcile earnings from continuing operations before cumulative effect of changes in accounting to net cash from operations:
    Depreciation and amortization                                            299.2       265.8       243.5
    Provision for deferred income taxes                                      105.1       215.2       239.7
    Provision for bad debts                                                    1.5        22.2        42.6
    Change in operating assets and liabilities,
       net of effects from acquisitions:
      Decrease/(increase) in trade receivables                              (457.1)     (413.7)      142.7
      Decrease/(increase) in inventories                                     245.5      (217.9)   (1,065.9)
      Decrease/(increase) in net investment in sales-type leases              (7.2)      107.8        71.2
      Increase/(decrease) in accounts payable                              1,014.6      (278.5)      178.6
      Other accrued liabilities and operating items, net                    (101.6)      315.9        (9.3)
                                                                          --------    --------    --------

    Net cash provided by operating activities                              2,624.7     1,398.0       983.9
                                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries, net of cash acquired                     (2,089.7)      (26.8)     (383.8)
    Proceeds from sale of property and equipment                              19.5        57.7        18.3
    Additions to property and equipment                                     (410.2)     (423.2)     (285.4)
    Proceeds from sale of discontinued operations                             43.4        48.6           -
                                                                          --------    --------    --------

    Net cash used in investing activities                                 (2,437.0)     (343.7)     (650.9)
                                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in commercial paper and short-term debt                       646.2         8.5        (9.7)
    Reduction of long-term obligations                                      (464.3)     (191.0)      (19.6)
    Proceeds from long-term obligations, net of issuance costs               338.0       509.4       362.3
    Proceeds from issuance of Common Shares                                  216.7       197.3       140.0
    Dividends on Common Shares                                               (52.3)      (44.8)      (45.0)
    Purchase of treasury shares                                           (1,500.0)   (1,191.7)     (308.3)
    Other                                                                        -           -        (4.8)
                                                                          --------    --------    --------

    Net cash provided by/(used in) financing activities                     (815.7)     (712.3)      114.9
                                                                          --------    --------    --------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                             (628.0)      342.0       447.9

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                  1,724.0     1,382.0       934.1
                                                                          --------    --------    --------

CASH AND EQUIVALENTS AT END OF YEAR                                       $1,096.0    $1,724.0    $1,382.0
                                                                          ========    ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING INVESTIGATIONS AND RESTATEMENT

      As previously reported, in October 2003, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry regarding Cardinal Health, Inc. (the "Company"). The SEC's request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. In connection with the SEC's informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company continues to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required.

      During September and October 2004, the Audit Committee reached certain conclusions with respect to findings to date from its internal review. These conclusions regarding certain items that impact revenue and earnings relate to four primary areas of focus: (1) classification of sales to customer warehouses between "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" within the Company's Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company's practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company's Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that have been identified in the internal review. The Audit Committee's internal review with respect to the financial statement impact of the matters reviewed to date is substantially complete. In connection with these conclusions, the Audit Committee has determined that the financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003 as well as the first three quarters of fiscal 2004 should be restated to reflect the conclusions from its internal review to date. As the Company continues to respond to the SEC's investigation and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Form 10-K will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in this Form 10-K.

      The conclusions of the Audit Committee's internal review to date are as follows:

      REVENUE IMPACT: Classification of Sales To Customer Warehouses Between "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" Within the Company's Pharmaceutical Distribution and Provider Services Segment

      As presented historically since 1998, the Pharmaceutical Distribution and Provider Services segment's revenue was classified into two categories ("Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other"). "Bulk Deliveries to Customer Warehouses and Other" has historically included revenue arising from sales where the Company ordered pharmaceutical product in bulk on behalf of a specific warehousing customer and either the manufacturer ships the product directly to the customer's warehouse or the product is shipped to the customer's warehouse by the Company shortly after it is received by the Company and is not put into the Company's inventory (in either case, "Bulk Revenue"). For all Bulk Revenue, the product was shipped to the customer in the same bulk form in which it was received by the Company from the manufacturers. The Company previously since November 2001 followed an internal policy for distinguishing between Operating Revenue and Bulk Revenue based on how long the product was in the Company's possession prior to being shipped to customers. If the product was in the possession of the Company for more than 24 hours prior to being shipped to customers, then, regardless of other characteristics of the transaction or the reason for the product being held more than 24 hours, the sale of that product was deemed to be Operating Revenue. The Company's internal policy also provided that customer orders for bulk shipments filled from inventory within the Company's warehouse were deemed to be Operating Revenue if the order for the product had been placed with the manufacturer prior to the Company receiving the bulk order from its customer. Based on results of the internal review conducted by the Audit Committee, the Company concluded that certain bulk shipments ordered by customers were intentionally held beyond 24 hours so that, pursuant to the internal policy, such shipments were classified as Operating Revenue in four quarters within fiscal 2003 and 2002. The impact of this practice was not previously quantified and disclosed as part of the Company's reported Operating Revenue. The improper classification between Bulk Revenue and Operating Revenue had no impact on the Company's previously reported total revenue or operating or net earnings for these periods. See Note 2 for further discussion of these matters.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      UNDISCLOSED EARNINGS IMPACT: Disclosure of the Company's Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment

      Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments were properly included in the Company's reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net increase (decrease) in net earnings as a result of this practice for fiscal 2004, 2003 and 2002 is as follows:

                      Fiscal        Fiscal         Fiscal
(in millions)          2004          2003           2002
                      ------        ------         ------
First Quarter         $ (0.2)       $   -         $  (3.3)
Second Quarter           3.0          2.0               -
Third Quarter           (0.3)         5.5               -
Fourth Quarter          (1.2)         1.3               -
                      ------        -----         -------
Total                 $  1.3        $ 8.8         $  (3.3)
                      ======        =====         =======

      During the fourth quarter fiscal 2004, the Company changed its accounting method for recognizing cash discounts from recognition primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon sale by the Company of the purchased inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenues. This change will be retroactively effective to the beginning of fiscal 2004. As a result, the Company restated its previously reported fiscal 2004 quarterly results to reflect this change. See Note 16 for further discussion of this change in accounting.

      REVENUE AND EARNINGS IMPACT: Timing of Revenue Recognition Within the Company's Automation and Information Services Segment

      Within its Automation and Information Services segment, the Company's revenue recognition policy for equipment systems installed at a customer's site is to recognize revenue once the Company's installation obligations are complete and the equipment is functioning according to the material specifications of the user's manual and the customer has accepted the equipment as evidenced by signing an equipment confirmation document. The Company learned of concerns during the Audit Committee's internal review that some equipment confirmation documents were being executed prior to the time when installations were complete and revenue could be recognized. In order to assess the implications of any premature execution of equipment confirmations and corresponding revenue recognition, the Audit Committee review included: (a) document and process reviews including a sample of equipment confirmation forms; (b) certifications for selected employees involved in the installation process; (c) interviews of selected employees across regions within the U.S. and at various levels of the Company; (d) interviews of certain former employees of the Company; and (e) interviews of selected customers across all regions within the U.S.

      This inquiry indicated some equipment confirmations, particularly in some sales regions, had been prematurely executed by customers at the request of certain Company employees, including certain situations where inducements to the customer (such as deferral of payments) were offered to obtain premature execution. As a result, there was a material weakness in internal controls because the Company did not have internal controls in place to assure that equipment installations were in fact completed before the equipment confirmations were executed. The Company concluded the impact of such actions was as follows:

- Equipment confirmations in the last several weeks of a quarter were the most likely to be executed early by the customer due to requests from certain Company employees.

- No evidence was discovered of fictitious sales being recorded by the Company.

- Revenue was recognized early primarily by one quarter. In most cases, installations were completed in the following quarter.

- Impact on the Company's financial results was not deemed material for any individual quarter or annually.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- Net impact of this premature revenue recognition was assessed as of June 30, 2004 based upon interviews of customers as of June 30, 2004 representing a substantial percentage of the segment's end of quarter reported revenues resulting in approximately 10.8% of revenue in the last 10 days of the quarter being recognized prematurely (based upon an extrapolation). The Company recorded an $8.3 million reduction of revenue and a $5.3 million reduction of operating earnings during the fourth quarter fiscal 2004 to adjust for premature revenue recognition that was determined to have occurred within that quarter. These revenues and operating earnings will be recognized in the first quarter fiscal 2005.

         The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied to prior years (i.e., utilizing the 10.8% exception rate) as was utilized in the fourth quarter fiscal 2004 adjustment, the net increase (decrease) on revenue and operating earnings for fiscal 2002 and each previously reported quarter of fiscal 2003 and 2004, and the related percentage of the Automation and Information Services segment's reported amounts, would have been as follows:

                                                       Operating
                             Revenue     % Change       Earnings      % Change
                             -------     --------      ---------      --------
         FISCAL 2002         $  (8.3)       (1.5%)     $    (5.3)       (2.5%)

         FISCAL 2003
           First Quarter     $   2.6         1.9%      $     1.7         3.6%
           Second Quarter        0.2         0.1%            0.1         0.1%
           Third Quarter        (0.3)       (0.2%)          (0.2)       (0.3%)
           Fourth Quarter       (3.8)       (1.9%)          (2.4)       (2.8%)
                             -------                   ---------
           Total Year        $  (1.3)       (0.2%)     $    (0.8)       (0.3%)
                             =======                   =========

         FISCAL 2004
           First Quarter     $   3.7         2.6%      $     2.4         4.5%
           Second Quarter        0.1         0.0%              -         0.0%
           Third Quarter        (1.9)       (1.1%)          (1.2)       (1.7%)
                             -------                   ---------
           Year-To-Date      $   1.9         0.4%      $     1.2         0.6%
                             =======                   =========


         Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the periods noted above would range from less than 1% to a high of 6.6%. There were two quarters in which the estimated impact was over 5% (first quarter fiscal 2003 negative impact of 6.6% and third quarter of fiscal 2004 negative impact of 5.5%). The Company believes the impact of the adjustments resulting from the estimation methods are not material to previously reported results as such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company's previous disclosures related to the Automation and Information Services segment.

         The Company has recently reiterated the revenue recognition policy for equipment systems installed at a customer's site for its Automation and Information Services segment, and instructed all employees to strictly adhere to this policy.

         The Company is in the process of implementing the following corrective actions in response to these initial conclusions:

- Adoption of new customer contracts and equipment confirmation forms that clarify when the installation is complete and the confirmation is to be executed.

- Revision of policies and procedures for equipment installation and revenue recognition processes.

- Enhanced level of internal training for those Company employees involved in equipment installation and revenue recognition processes.

- Reemphasizing availability of the Company's ethics and compliance hotline for reporting questions about appropriateness of the Company's business and accounting practices, including channels of communication to the Company's Audit Committee.

-        Enhanced random audits of the Company's equipment confirmation process.
         Such random audits will be performed by the Company's internal audit department and such procedures will be reviewed and periodically tested by its independent auditors.

- Within the next year, it is expected that system enhancements will be implemented that will allow for the automated audit of installation of equipment at the customer's location.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RESTATED EARNINGS:  Certain Balance Sheet Reserve and Accrual Adjustments

     The Audit Committee's internal review included a review to determine if period-end adjustments to balance sheet reserve accounts and other accruals recorded in fiscal 2000 through fiscal 2004 were properly recorded in accordance with generally accepted accounting principles ("GAAP"). Based upon the Audit Committee's internal review, the Company determined there were various situations where (a) amount of reserve, (b) timing of reserve recognition, or
(c) timing of reserve adjustments could not be substantiated or was in error. As a result, the financial statements for certain prior fiscal quarters and years have been restated by the Company.

      The types of balance sheet reserves and accrual adjustments that were restated consist of the following:

     1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a last-in, first-out ("LIFO") inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid.

     2. Errors made in previous periods which were identified and appropriately corrected in a subsequent period when discovered. These items were not reported as prior period corrections at the time of their discovery because they were deemed immaterial. At this time, however, the Company has restated its prior financial statements to correct for such items identified during the internal review.

     3. As a result of discussions with the SEC staff, the Company decided to reverse its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and to recognize the income from such recoveries as a special item in the period cash was received from the manufacturers. The Company recognized $10.0 million of operating earnings ($6.5 million net of taxes) in the second quarter of fiscal 2001 and $12.0 million of operating earnings ($7.9 million net of taxes) in the first quarter of fiscal 2002 based on its estimate of amounts that would subsequently be received. The actual cash payments received from manufacturers did not exceed the amounts previously recorded until the fourth quarter of fiscal 2002. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash.



      The following table summarizes the restatement impact on previously reported net earnings as defined above for fiscal 2004, 2003 and 2002:

                           Misapplication                 Vitamin          Total
  (in millions)               of GAAP       Errors      Litigation      Restatement
  -------------               -------       ------      ----------      -----------
Fiscal 2004:
 First Quarter                 $ (0.3)      $ (4.5)       $    -          $  (4.8)
 Second Quarter                  (0.4)        (4.5)            -             (4.9)
 Third Quarter                      -         (5.7)            -             (5.7)
                               ------       ------        ------          -------
 Total Year-to-Date            $ (0.7)      $(14.7)       $    -          $ (15.4)
                               ======       ======        ======          =======

Fiscal 2003:
 First Quarter                 $ (3.1)      $ (3.8)       $    -          $  (6.9)
 Second Quarter                  (1.1)         3.7             -              2.6
 Third Quarter                   (9.1)        (5.4)            -            (14.5)
 Fourth Quarter                  (2.3)        (9.6)            -            (11.9)
                               ------       ------        ------          -------
 Total Year                    $(15.6)      $(15.1)       $    -          $ (30.7)
                               ======       ======        ======          =======

Fiscal 2002:
 First Quarter                 $  2.8       $ (5.9)       $ (7.9)         $ (11.0)
 Second Quarter                  (0.6)        (2.1)            -             (2.7)
 Third Quarter                    2.1          4.4             -              6.5
 Fourth Quarter                   0.8          7.5          13.4             21.7
                               ------       ------        ------          -------
 Total Year                    $  5.1       $  3.9        $  5.5          $  14.5
                               ======       ======        ======          =======

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table summarizes the restatement impact on previously reported earnings per Common Share amounts for fiscal 2003 and 2002:

                                              Fiscal 2003                        Fiscal 2002
                                       -------------------------          ------------------------
                                          As               As                As              As
                                       Reported         Restated          Reported        Restated
                                       --------         --------          --------        --------
Earnings from continuing
operations per Common Share:
  Basic                                 $ 3.17           $ 3.10            $ 2.50          $ 2.53
  Diluted                               $ 3.12           $ 3.05            $ 2.45          $ 2.48

      The Company reduced its June 30, 2001 retained earnings balance of $4,146.0 million by $33.6 million due to the restatement adjustments. This restatement amount consists of a $3.6 million decrease for misapplication of GAAP, a $23.5 million decrease for errors and a $6.5 million decrease for vitamin litigation.

      See Note 19 for the restatement impact on previously reported quarterly earnings per Common Share amounts for fiscal 2004 and 2003.

      The SEC investigation, the U.S. Attorney inquiry and the Audit Committee internal review remain ongoing. While the Company is continuing in its efforts to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings as well as the imposition of fines and other penalties, remedies and sanctions.

2. RECLASSIFICATIONS

      As presented historically since 1998, the Pharmaceutical Distribution and Provider Services segment's revenue was classified into two categories ("Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other"). "Bulk Deliveries to Customer Warehouses and Other" has historically included revenue arising from sales where the Company ordered pharmaceutical product in bulk on behalf of a specific warehousing customer and either the manufacturer ships the product directly to the customer's warehouse or the product is shipped to the customer's warehouse by the Company shortly after it is received by the Company and is not put into the Company's inventory (in either case, "Bulk Revenue"). For all Bulk Revenue, the product was shipped to the customer in the same bulk form in which it was received by the Company from the manufacturers. The Company since November 2001 previously followed an internal policy for distinguishing between Operating Revenue and Bulk Revenue based on how long the product was in the Company's possession prior to being shipped to customers. If the product was in the possession of the Company for more than 24 hours prior to being shipped to

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers, then, regardless of other characteristics of the transaction or the reason for the product being held more than 24 hours, the sale of that product was deemed to be Operating Revenue. The Company's internal policy also provided that customer orders for bulk shipments filled from inventory within the Company's warehouse were deemed to be Operating Revenue if the order for the product had been placed with the manufacturer prior to the Company receiving the bulk order from its customer. Based on results of the internal review conducted by the Audit Committee, the Company concluded that certain bulk shipments ordered by customers were intentionally held beyond 24 hours so that, pursuant to the internal policy, such shipments were classified as Operating Revenue in four quarters within fiscal 2003 and 2002. The impact of this practice was not previously quantified and disclosed as part of the Company's reported Operating Revenue. The improper classification between Bulk Revenue and Operating Revenue had no impact on the Company's previously reported total revenue or operating or net earnings for these periods.

      The following table shows the amount of Bulk Revenue that was estimated to be improperly classified as Operating Revenue in the manner described above and the impact from adjusting each of Bulk Revenue and Operating Revenue for the periods in which these improper classifications occurred:

                                Bulk Revenue                           Operating Revenue
                                ------------                           -----------------
                         Fiscal Year Ended June 30,                Fiscal Year Ended June 30,
                        ----------------------------             -----------------------------
(in millions)             2003                 2002                 2003                 2002
-------------           -------              -------             --------             --------
First Quarter           $     -              $     -             $      -             $      -
Second Quarter            673.0                 82.0               (673.0)               (82.0)
Third Quarter             140.0                    -               (140.0)                   -
Fourth Quarter                -                332.0                    -               (332.0)
                        -------              -------             --------             --------
Total Year              $ 813.0              $ 414.0             $ (813.0)            $ (414.0)
                        =======              =======             ========             ========

      During fiscal 2004, the Company decided to aggregate revenue classes within this Form 10-K. "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" have been combined for all periods presented so that total revenue and total cost of products sold are presented as single amounts in the consolidated statements of earnings. These reclassifications have no effect on previously reported total revenue, related cost of products sold, operating earnings, net earnings or earnings per share. Beginning with this Form 10-K, information concerning the portion of the Company's revenue that arises from Bulk Revenue will be discussed in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Certain other insignificant reclassifications have been made to conform prior period amounts to the current presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is a leading provider of products and services supporting the health care industry, and helping health care providers and manufacturers improve the efficiency and quality of health care. As of June 30, 2004, the Company conducted its business within the following four business segments:
Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Automation and Information Services. See Note 18 for information related to the Company's business segments.

BASIS OF PRESENTATION. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. In addition, all significant intercompany accounts and transactions have been eliminated upon consolidation.

      During fiscal 2004, 2003 and 2002, the Company completed several acquisitions, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company's acquisitions is provided in Note 4.

      The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, inventory valuation, allowance for doubtful accounts, goodwill and intangible asset impairment, vendor reserves and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

CASH EQUIVALENTS. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value. Cash payments for interest were $112.7 million, $115.3 million and $116.5 million and cash payments for income taxes were $566.3 million, $256.8 million and $246.0 million for fiscal 2004, 2003 and 2002, respectively. See Note 4 for additional information regarding non-cash investing activities.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECEIVABLES. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other health care service activities and are presented net of an allowance for doubtful accounts of $119.1 million and $121.3 million at June 30, 2004 and 2003, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge a customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write off any amounts deemed uncollectible against an established bad debt reserve.

      The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally fluctuate with the prime rate. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $35.4 million and $30.8 million at June 30, 2004 and 2003, respectively (current portions were $17.2 million and $14.9 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.1 million and $4.5 million at June 30, 2004 and 2003, respectively.

      The Company has formed special purpose entities with the sole purpose of buying receivables or sales type leases from various legal entities of the Company and selling those receivables or sales type leases to certain multi-seller conduits administered by banks or other third-party investors. See
Note 10 for additional disclosure regarding off-balance sheet financing.

      During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "Accounts Receivable and Financing Entity") which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity's receivables. See Note 6 for additional information.

INVENTORIES. A majority of inventories (approximately 66% in 2004 and 68% in 2003) are stated at the lower of cost, using the LIFO method, or market and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2004 and 2003 by $57.8 million and $61.4 million, respectively.

GOODWILL AND OTHER INTANGIBLES. The Company accounts for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company performed its annual impairment test in fiscal 2004 which did not result in the recognition of any impairment charges. See Note 17 for additional disclosure regarding goodwill and other intangible assets.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation expense for financial reporting purposes is primarily computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements - 1 to 50 years; machinery and equipment - 3 to 20 years; furniture and fixtures - 7 years. Depreciation expense was $278.0 million, $249.0 million and $231.2 million for fiscal 2004, 2003 and 2002, respectively. The Company expenses repairs and maintenance expenditures as incurred. The Company capitalizes interest on long-term fixed asset projects using a rate of 5.0%, which approximates the Company's weighted average interest rate on long-term debt. The amount of capitalized interest was immaterial for all fiscal years presented.

OTHER ACCRUED LIABILITIES. Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal years ended June 30, 2004 and 2003, the largest component of other accrued liabilities was deferred tax liabilities of approximately $530.2 million and $566.1 million, respectively. Other significant components of other accrued liabilities were current taxes payable and employee compensation and related benefit accruals. For fiscal 2004 and 2003, current taxes payable were $286.4 million and $224.7 million, respectively, while employee compensation and related benefit accruals were $310.8 million and $373.6 million, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Pharmaceutical Distribution and Provider Services

      This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances (see "Sales Returns and Allowances" below for further information).

      This segment also records Bulk Revenue, defined as transactions having any one or more of the following characteristics: (a) deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products, (b) delivery of products to the customer in the same form as the products are received from the manufacturer, (c) warehouse to customer warehouse or process center deliveries, or (d) deliveries to customers in large or high volume full case quantities. See Notes 1 and 2 for a further discussion of Bulk Revenue.

      This segment also owns certain consignment inventory and recognizes revenue when that inventory is sold to a third party by the segment's customer.

      This segment earns franchise and origination fees from its apothecary-style pharmacy franchisees. Franchise fees represent monthly fees based upon franchisees' sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

      Pharmacy management and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

Medical Products and Services

      This segment records distribution and self-manufactured medical product revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances (see "Sales Returns and Allowances" below for further information).

Pharmaceutical Technologies and Services

      Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract which specify when transfer of title occurs. Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Other revenue from services provided, such as development or sales and marketing services, is recognized upon the completion of such services.

      Drug delivery system revenue is recognized upon shipment of products to the customer. Non-product revenue includes annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. This segment receives exclusivity payments from certain manufacturers in return for its commitment not to enter into agreements to manufacture competing products. The revenue related to these agreements is recognized over the term of the exclusivity or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when all obligations of performance have been completed.

      Analytical science revenue from fixed contracts is recorded as projects are completed and billed. Projects are primarily for a short-term duration. Certain contracts contain provisions for price redetermination for cost overruns. Such amounts are included in service revenue when realization is assured and the amounts are reasonably determined.

Automation and Information Services

      Revenue is recognized from sales-type leases of point-of-use systems once the Company's installation obligations are complete and the equipment is functioning according to material specifications of the user's manual and the customer has accepted the equipment, as evidenced by signing an equipment confirmation document. At this point, the lease becomes noncancellable (see Note 16 for additional information). Interest income on sales-type leases is recognized in revenue using the interest method. Sales of point-of-use systems are recognized upon installation at the customer site. Revenue for systems installed under operating lease arrangements is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALARIS Medical Systems, Inc. ("ALARIS")

      The Company's recently acquired subsidiary, ALARIS, recognizes revenue, net of an allowance for estimated returns and credits, upon delivery and/or installation (depending on the product) and once transfer of title and risk of loss have occurred. ALARIS frequently enters into revenue arrangements with multiple deliverables, which, depending on the nature of the contract terms, are subject to the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" or Statement of Position 97-2, "Software Revenue Recognition."

SALES RETURNS AND ALLOWANCES. Pharmaceutical distribution revenue is recorded net of sales returns and allowances. The Pharmaceutical Distribution business recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Pharmaceutical Distribution business' customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of sales under this accounting policy closely approximate what would have been recorded under SFAS No. 48, "Revenue Recognition When Right of Return Exists." Applying the provisions of SFAS No. 48 would not materially change the Company's financial position and results of operations. Sales returns and allowances for the Pharmaceutical Distribution business were approximately $1.3 billion, $1.2 billion, and $1.0 billion in fiscal 2004, 2003 and 2002, respectively.

      Distributed and self-manufactured medical product revenue is recorded net of sales returns and allowances. The Medical Products and Services segment has established a reserve against returned goods in accordance with SFAS No. 48. This reserve amount was immaterial for all periods presented. This segment's customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Sales returns and allowances for the Medical Products and Services segment were approximately $56.9 million, $55.6 million and $53.1 million in fiscal 2004, 2003 and 2002, respectively.

CASH DISCOUNTS. Cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when related inventory is sold. See Note 16 for further information regarding cash discounts and the change in accounting method adopted in 2004.

ACCOUNTING FOR VENDOR RESERVES. In the ordinary course of business, vendors may challenge deductions or billings taken against payments otherwise due them from the Company. These contested transactions are researched and resolved based upon Company policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining an appropriate vendor reserve, the Company assesses historical information and current outstanding claims. The ultimate outcome of certain claims may be different than the Company's original estimate and may require adjustment.

SHIPPING AND HANDLING. Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $250.3 million, $213.8 million and $211.9 million for fiscal 2004, 2003 and 2002, respectively. Shipping and handling revenue received was immaterial for all periods presented.

TRANSLATION OF FOREIGN CURRENCIES. Financial statements of the Company's subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings and were immaterial for the fiscal years ended June 30, 2004, 2003 and 2002.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. The Company accounts for derivative instruments in accordance with SFAS No. 133, as amended, "Accounting for Derivatives and Hedging Activity." Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to net earnings or shareholders' equity through other comprehensive income.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company also uses interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to market value through "interest expense and other" at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in "interest expense and other." The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in "interest expense and other." Both interest rate swaps and foreign currency forward contracts are designated as fair value hedges.

      The Company generally does not use derivative instruments for trading or speculative purposes. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in a gain of approximately $6.7 million.

      The Company's derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS No.133. Periodic gains and losses of contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net earnings as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in net earnings offsetting the exposures of underlying transactions. Carrying values of all contracts are included in other assets or liabilities.

      The Company's policy requires contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract's fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company's hedging contracts is provided in Note 7.

RESEARCH AND DEVELOPMENT COSTS. Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $56.5 million, $56.9 million and $65.1 million in fiscal 2004, 2003 and 2002, respectively.

INCOME TAXES. In accordance with provisions of SFAS No. 109, "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. No provision is made for U.S. income taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

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

DIVIDENDS. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.12, $0.10 and $0.10 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

RECENT FINANCIAL ACCOUNTING STANDARDS. In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revision relates to employers' disclosures about pension plans and other postretirement benefit plans. The revision does not alter the measurement or recognition provisions of the original SFAS No. 132. The revision requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised SFAS No. 132 is effective for financial statements with fiscal years ended after December 15, 2003 (see Note 9 for the Company's disclosures).

      In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities." This revised Interpretation defines when a business enterprise must consolidate a variable interest entity. The revised Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The revised Interpretation provisions apply to all other types of variable interest entities for financial statement periods ending after March 15, 2004. As of June 30, 2004, the Company did not hold a significant variable interest in a variable interest entity in which the Company is not the primary beneficiary. See Note 6 for discussion of the Company's accounts receivable and financing entity which is included in the consolidated financial statements as the Company is the primary beneficiary of the variable interest entity. Adoption of the subsequent provisions of the Interpretation did not have a material impact on the Company's financial position or results of operations.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions (shown below) are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

      At June 30, 2004, the Company maintained several stock incentive plans for the benefit of certain employees, which are more fully described in Note 14. The Company accounts for these plans in accordance with Accounting Principles Bulletin ("APB") 25, and related interpretations. Except for costs related to restricted shares and restricted share units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                               Fiscal Year Ended June 30,
                                                              --------------------------------------------------------
                                                                 2004                    2003                   2002
                                                              --------------------------------------------------------
(in millions, except per Common Share amounts)                                         Restated               Restated
Net Earnings, as reported                                     $ 1,474.5               $ 1,375.1              $ 1,070.7
Restricted share amortization included in net
  earnings, net of related tax effects                              2.0                     1.8                    2.7
Total stock-based employee compensation expense
  determined under fair value method for all awards,
  net of related tax effects (1)                                 (104.3)                  (91.6)                 (79.1)
                                                              ---------               ---------              ---------
Pro Forma net earnings                                        $ 1,372.2               $ 1,285.3              $   994.3
                                                              =========               =========              =========

                                                                               Fiscal Year Ended June 30,
                                                              --------------------------------------------------------
                                                                 2004                    2003                   2002
                                                              --------------------------------------------------------
                                                                                       Restated               Restated
Basic earnings per Common Share:
  As reported                                                 $    3.39               $    3.08              $    2.37
  Pro Forma basic earnings per Common Share                   $    3.16               $    2.88              $    2.21

Diluted earnings per Common Share
  As reported                                                 $    3.35               $    3.03              $    2.33
  Pro Forma diluted earnings per Common Share (2)             $    3.14               $    2.85              $    2.17

      (1) The total stock-based employee compensation expense was adjusted to include employee stock purchase plan expense of $8.4 million, $6.8 million and $6.9 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

      (2) The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS 123.

      The information in the table above has been revised with respect to an option award previously granted to the Company's Chairman and Chief Executive Officer in November 1999. For more information, see Note 14.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BUSINESS COMBINATIONS, SPECIAL ITEMS & MERGER-RELATED COSTS

POLICY

      The Company's special items primarily consist of costs relating to the integration of previously acquired companies or costs of restructuring operations to improve productivity. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)," and SAB No. 100, "Restructuring and Impairment Charges." Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.

      Costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is formalized and adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

      At the beginning of the third quarter of fiscal 2003, the Company implemented SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to account for costs incurred in restructuring activities. Under this standard, a liability for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF Issue No. 94-3, which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.

      The Company records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. Also, the Company records, from time to time, material charges that are one-time, unusual or infrequent in nature as special items.

BUSINESS COMBINATIONS

FISCAL 2004. On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of ALARIS, a San Diego, California-based company which is a leading provider of intravenous medication safety products and services. On July 7, 2004, ALARIS merged with a subsidiary of the Company to complete the transaction. The acquisition extends the Company's portfolio of market leading products and services to health care providers, and increases its presence in strategic markets outside the United States. With complementary operations, product lines, distribution networks and geographic presence, the acquisition will enable the Company to broaden integrated product and service offerings, better serve customers globally and deliver a comprehensive suite of medication safety solutions.

      This acquisition was accounted for under the purchase method of accounting. The cash transaction was valued at approximately $2.1 billion, including the assumption of approximately $358 million of debt. Under the agreement, the Company agreed to make a cash tender offer to acquire all of the outstanding shares of ALARIS common stock at a price of $22.35 per share. ALARIS employees with outstanding stock options either elected to receive a cash payment or convert their options into an option to purchase the Company's Common Shares. In July 2004, certain ALARIS employees elected to convert their options for the right to purchase a total of approximately 0.6 million Common Shares of the Company.

      The preliminary allocation of the ALARIS purchase price resulted in an allocation to goodwill of approximately $1.5 billion and an allocation to identifiable intangible assets of $413.2 million. The Company valued intangible assets related to trademarks, trade names, patents and customer relationships. The detail by category is as follows:

                                                         Amount       Average
                Category                             (in millions)  Life (Years)
                --------                             -------------  ------------
Trademarks and trade names                              $ 153.8      Indefinite
Patents                                                   108.2          10
Customer relationships                                    151.2           8
                                                        -------
         Total intangible assets acquired               $ 413.2
                                                        =======

      Given the size and timing of the acquisition, the allocation of the purchase price is not yet finalized and is subject to adjustment. The Company worked with a third-party valuation expert to determine the fair value of in-process research and development ("IPR&D") and the fair value of identifiable intangible assets. As required by SFAS 141 "Business Combinations,"

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts assigned to tangible and intangible assets to be used in research and development projects that have no alternate future use were charged to expense at the acquisition date. The Company recorded a charge of $12.7 million, within special items in the Company's consolidated statement of earnings, for an estimate of acquired IPR&D.

      Supplemental pro forma results of operations are not disclosed as the impact to the Company from the ALARIS acquisition was not material. The consolidated financial statements include the results of operations as of June 28, 2004.

      Prior to the completion of the ALARIS acquisition, on June 16, 2004, ICU Medical, Inc. filed a patent infringement lawsuit against ALARIS in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the ALARIS SmartSite(R) family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief preventing ALARIS from selling SmartSite(R) products. On July 30, 2004, the Court denied ICU's application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action.

      During December 2003, the Company completed its acquisition of The Intercare Group, plc ("Intercare"), a leading European pharmaceutical products and services company. This acquisition increased the Company's scale of proprietary sterile manufacturing and broadened its participation in the fast-growing European generic (including manufacturing capabilities) and injectible product market. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt.

      In addition, during fiscal 2004, the Company also completed other acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $168 million. Assumed liabilities of acquired businesses, including those of ALARIS and Intercare, were approximately $1.1 billion. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions, including ALARIS and Intercare, occurred on July 1, 2001, results of operations would not have differed materially from reported results.

FISCAL 2003. On January 1, 2003, the Company completed the acquisition of Syncor International Corporation, a Woodland Hills, California-based company (which has been given the legal designation of Cardinal Health 414, Inc., and is referred to in these "Notes to Consolidated Financial Statements" as "Syncor"), which is a leading provider of nuclear pharmacy services. This acquisition was accounted for under the purchase method of accounting. The Company issued approximately
12.5 million Common Shares, valued at approximately $780 million, to Syncor stockholders and Syncor's outstanding stock options were converted into options to purchase approximately 3.0 million Common Shares. The Company also assumed approximately $120 million in debt. In connection with this acquisition, certain operations of Syncor have been or will be sold (see Note 21) and other operations have been integrated with the Company's existing Nuclear Pharmacy Services business, a component of the Pharmaceutical Technologies and Services segment.

      In addition, during fiscal 2003, the Company also completed other acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $14.4 million. Assumed liabilities of the acquired businesses, including those of Syncor, were approximately $340.1 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions, including Syncor, occurred on July 1, 2001, results of operations would not have differed materially from reported results.

FISCAL 2002. During fiscal 2002, the Company completed several acquisitions that individually were not material and were accounted for under the purchase method of accounting. These business combinations primarily focused on expanding the service offerings within the Pharmaceutical Technologies and Services segment to include contract pharmaceutical development and integrated medical education. The aggregate purchase price, which was paid primarily in cash, was approximately $418.0 million. The Company issued approximately 0.3 million Common Shares to stockholders and outstanding stock options were converted into options to purchase a total of approximately 1.0 million Common Shares. Assumed liabilities of the acquired businesses were approximately $93.5 million, including debt of $11.1 million. The consolidated financial statements include the results of operations from each of these business combinations subsequent to the date of acquisition. Had these transactions occurred on July 1, 2001, results of operations would not have differed materially from reported results.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SPECIAL ITEMS & MERGER-RELATED COSTS.

      The following is a summary of the Company's special items for fiscal years ended June 30, 2004, 2003 and 2002.

                                                                  Fiscal Year Ended June 30,
                                                           ---------------------------------------
(in millions, except per Common Share amounts)               2004          2003             2002
----------------------------------------------             ---------------------------------------
                                                                                          Restated
   Merger-related costs                                    $  44.7       $   74.4          $ 131.9
   Restructuring costs                                        37.1           67.0             18.5
   Litigation settlements, net                               (62.3)        (101.5)           (33.8)
   Other special items                                        37.9              -                -
                                                           -------       --------          -------

Total special items                                           57.4           39.9            116.6
Tax effect of special items (1)                              (21.8)          (6.7)           (42.9)
                                                           -------       --------          -------
Net earnings effect of special items                          35.6           33.2             73.7
                                                           =======       ========          =======
Net decrease on Diluted EPS                                $  0.08       $   0.07          $  0.16
                                                           =======       ========          =======

      (1) The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company's special items and the tax jurisdiction where the item was incurred.

Merger-Related Costs

      Costs of integrating operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs incurred during fiscal 2004 were primarily a result of the Syncor acquisition. Merger-related costs incurred during fiscal 2003 and 2002 were primarily a result of the Bindley Western Industries, Inc. (which has been given the legal designation of Cardinal Health 100, Inc., and is referred to in these "Notes to Consolidated Financial Statements" as "Bindley") acquisition. During the fiscal years noted above, the Company also incurred merger-related costs for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

                                                                 Fiscal Year Ended June 30,
                                                            -------------------------------------
(in millions)                                                2004            2003            2002
-------------                                               -------------------------------------
Merger-related costs:
   Employee-related costs                                   $11.9          $18.7           $ 23.7
   Pharmaceutical distribution center consolidation           0.1           22.7             52.4
   Asset impairments & other exit costs                       0.9            5.4              9.0
   In-Process research & development                         12.7              -                -
   Integration costs and other                               19.1           27.6             46.8
                                                            -----          -----           ------
Total merger-related costs                                  $44.7          $74.4           $131.9
                                                            =====          =====           ======

      EMPLOYEE-RELATED COSTS. During fiscal 2004, 2003 and 2002, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $11.9 million, $18.7 million and $23.7 million, respectively. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the mergers or acquisitions. In addition to these types of costs, during fiscal 2003, the Company incurred a charge of $8.8 million related to an approved plan to curtail defined benefit pension plans within the Pharmaceutical Technologies and Services segment. This curtailment resulted from the plan to conform the employee benefit plans of R.P. Scherer Corporation (which was acquired in August 1998, has been given the legal designation of Cardinal Health 409, Inc. and is referred to in these "Notes to Consolidated Financial Statements" as "Scherer") to the Company's benefit plan structure at the time of the Scherer merger.

      PHARMACEUTICAL DISTRIBUTION CENTER CONSOLIDATION. During fiscal 2004, 2003 and 2002, the Company incurred charges of $0.1 million, $22.7 million and $52.4 million, respectively, primarily associated with the Company's plans to close and consolidate a total of 16 Bindley distribution centers, Bindley's corporate office and one of the Company's data centers as a result of the Bindley acquisition. These charges include, but are not limited to, the following: (1) employee-related costs, primarily from the termination of approximately 1,250 employees due to the closures and consolidations noted above; (2) exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs and contract/lease termination costs; and (3) duplicate salary costs incurred during the shutdown periods.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ASSET IMPAIRMENTS & OTHER EXIT COSTS. During fiscal 2004, 2003 and 2002, the Company incurred asset impairment and other exit costs of $0.9 million, $5.4 million and $9.0 million, respectively. The asset impairment and other exit costs incurred during fiscal 2004 related primarily to plans to consolidate operations as a result of the Syncor acquisition. The asset impairment and other exit costs incurred during fiscal 2003 and 2002 related primarily to plans to close and consolidate facilities as a result of the Bergen Brunswig Medical Corporation acquisition as well as asset impairments, lease terminations and other exit costs incurred internationally as a result of the Scherer acquisition.

      IN-PROCESS RESEARCH & DEVELOPMENT. During the fourth quarter of fiscal 2004, the Company recorded a charge of $12.7 million related to the writeoff of in-process research and development costs associated with the ALARIS acquisition.

      OTHER INTEGRATION COSTS. During fiscal 2004, 2003 and 2002, the Company incurred integration costs and other of $19.1 million, $27.6 million and $46.8 million, respectively. The costs included in this category generally relate to expenses incurred to integrate merged or acquired companies' operations and systems into the Company's pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.

Restructuring Costs

      The following table segregates the Company's restructuring costs into the various reporting segments the restructuring projects impacted. See the paragraphs that follow for additional information regarding the Company's restructuring plans.

                                                                 Fiscal Year Ended June 30,
                                                            -------------------------------------
(in millions)                                               2004            2003            2002
-------------                                               ------------------------------------
Restructuring costs:
   Pharmaceutical Distribution and Provider Services            -          $ 1.4           $  0.3
   Medical Products and Services                              8.7           23.6             14.9
   Pharmaceutical Technologies and Services                  23.3           40.7              2.8
   Automation and Information Services                        4.2              -                -
   Other                                                      0.9            1.3              0.5
                                                            -----          -----           ------
Total restructuring costs                                   $37.1          $67.0           $ 18.5
                                                            =====          =====           ======

      PHARMACEUTICAL DISTRIBUTION AND PROVIDER SERVICES. During the fiscal years noted above, the Company has initiated very few restructuring projects that impacted the Pharmaceutical Distribution and Provider Services segment. Costs incurred during fiscal 2003 and 2002 primarily comprised employee-related costs incurred to reduce headcount for certain businesses within the segment and to realign the management structure of those businesses. These restructuring projects resulted in approximately 30 employees being terminated, the majority of which occurred during fiscal 2003. The restructuring projects that impacted the Pharmaceutical Distribution and Provider Services segment were substantially completed by the end of fiscal 2003.

      MEDICAL PRODUCTS AND SERVICES. During fiscal 2004, 2003 and 2002, the Company incurred costs of $8.7 million, $23.6 million and $14.9 million, respectively, to restructure operations both domestically and internationally. These restructuring plans focused on various aspects of the segment's operations, specifically to close and consolidate certain manufacturing operations, rationalize headcount both domestically and internationally, and align certain distribution and manufacturing operations in the most strategic and cost efficient structure. In connection with the implementation of these restructuring plans, the Company incurred costs which included, but are not limited to, the following: (1) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management's commitment to the restructuring plan, depending upon the project; and (2) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The earliest of these restructuring plans was initiated during fiscal 2002, with others being implemented throughout fiscal 2003 and 2004. Some of these restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans will result in termination of approximately 2,200 employees, of which approximately 1,900 had been terminated as of June 30, 2004.

      PHARMACEUTICAL TECHNOLOGIES AND SERVICES. During fiscal 2004, 2003 and 2002, the Company incurred costs of $23.3 million, $40.7 million and $2.8 million, respectively, to restructure operations both domestically and internationally. These restructuring plans focused on various aspects of the segment's operations, specifically to close and consolidate certain manufacturing and other

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business facilities, exit non-strategic businesses, integrate and align operations in the most strategic and cost efficient manner and rationalize headcount both domestically and internationally as a result of integration plans and market changes. In connection with the implementation of these restructuring plans, the Company incurred costs which included, but are not limited to, the following: (1) employee-related costs, the majority of which represents severance accrued upon communication of terms to employees; (2) asset impairment charges, including the writedown of physical assets as well as goodwill writeoffs from the exit of non-strategic and non-integrated businesses; and (3) other exit costs, including lease/contract termination costs, costs to dismantle and move machinery, equipment and other physical assets and costs to transfer certain technologies to other existing facilities. The earliest of these restructuring plans was initiated during fiscal 2001, with others being implemented throughout fiscal 2003 and 2004. Some of the restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans will result in the termination of approximately 1,000 employees, of which approximately 900 had been terminated as of June 30, 2004.

      AUTOMATION AND INFORMATION SERVICES. During fiscal 2004, the Company incurred restructuring costs of $4.2 million related to plans to exit or dispose of certain non-strategic businesses as well as close a manufacturing facility within this segment. In connection with the implementation of these restructuring plans, the Company incurred employee-related costs, primarily severance accrued upon communication of terms to employees, asset impairment charges and facility exit costs. The Company expects these restructuring plans to be completed during fiscal 2005. Overall, these restructuring plans will result in the termination of approximately 35 employees, of which approximately 10 had been terminated as of June 30, 2004.

      OTHER. During fiscal 2004, 2003 and 2002, the Company incurred costs of $0.9 million, $1.3 million and $0.5 million related to restructuring plans that impacted more than just one segment. These costs related primarily to a plan to restructure the Company's delivery of information technology infrastructure services. These plans were initiated during fiscal 2003 and are expected to be completed during fiscal 2005. Overall, these restructuring plans resulted in the termination of approximately 20 employees, all of which had been terminated as of June 30, 2004.

Litigation Settlements, Net

      The following table summarizes the Company's net litigation settlements during fiscal 2004, 2003 and 2002.

                                                                    Fiscal Year Ended June 30,
                                                              --------------------------------------
(in millions)                                                  2004           2003             2002
-------------                                                 --------------------------------------
                                                                                             Restated
Litigation settlements, net:
   Vitamin litigation                                         ($ 6.5)       ($102.9)          ($35.3)
   Pharmaceutical manufacturer antitrust litigation            (55.9)             -                -
   Other litigation                                              0.1            1.4              1.5
                                                              ------        -------           ------
Total litigation settlements, net                             ($62.3)       ($101.5)          ($33.8)
                                                              ======        =======           ======

      VITAMIN LITIGATION. During fiscal 2004, 2003 and 2002, the Company recorded income of $6.5 million, $102.9 million and $35.3 million, respectively, resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through June 30, 2004 was $144.7 million (net of attorney fees, payments due to other interested parties and expenses withheld). See Note 1 for additional information regarding the periods in which these recoveries were recorded. The Company has settled all but one known claim, and the total amount of any future recovery is not likely to be a material amount.

      PHARMACEUTICAL MANUFACTURER ANTITRUST LITIGATION. During fiscal 2004, the Company recorded income of $55.9 million resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition.

      OTHER LITIGATION. During fiscal 2004, 2003 and 2002, the Company recorded settlement charges of $0.1 million, $1.4 million and $1.5 million, respectively, related to certain immaterial litigation matters, all of which have been fully resolved.

Other Special Items

      FISCAL 2004. During fiscal 2004, the Company incurred other special items totaling $37.9 million. This total comprises two items. First, the Company executed a special contribution to The Cardinal Health Foundation during the fourth quarter which totaled approximately $31.7 million. The special contribution was executed as a direct result of a large pharmaceutical manufacturer antitrust litigation settlement received during the fourth quarter. The Cardinal Health Foundation is the

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primary vehicle used by the Company to provide charitable support to the community and various organizations. Prior contributions to the Cardinal Health Foundation were immaterial. Second, the Company incurred costs of $6.2 million during the fourth quarter related to the SEC investigation and the Audit Committee's internal review. These costs primarily represent legal fees and document preservation and production costs incurred in responding to requests related to the SEC's investigation and the Audit Committee's internal review. Prior costs incurred related to these matters were immaterial. For further information regarding the SEC's investigation and the Audit Committee's internal review, see Note 1.

Special Items Accrual Rollforward

      The following table summarizes activity related to liabilities associated with the Company's special items.

                                                      Fiscal Year Ended June 30,
                                              ---------------------------------------
($ in millions)                                 2004             2003          2002
                                              ---------------------------------------
Balance at beginning of year                  $   45.7         $   64.7      $   34.7
Additions (1)                                    119.8            142.8         151.9
Payments                                        (125.6)          (161.8)       (121.9)
                                              --------         --------      --------
Balance at end of year                        $   39.9         $   45.7      $   64.7
                                              ========         ========      ========

            (1) Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during fiscal 2004, 2003 and 2002 of $62.4 million, $102.9 million and $35.3 million, respectively, which were recorded as special items.

Purchase Accounting Accruals

      In connection with restructuring and integration plans related to Intercare, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. During fiscal 2004, the Company paid $1.5 million of employee-related costs. No payments were made associated with the facility closures during fiscal 2004.

      In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of June 30, 2004, the Company had paid $12.0 million of employee related costs, $1.0 million associated with the facility closure and $1.5 million of other restructuring costs.

Other

      Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

      The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $70 million (approximately $45 million net of tax). The Company believes it will incur these costs to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred. This estimate does not include costs associated with the integration of ALARIS or the Company-wide restructuring project announced in September 2004 as the Company is still in the process of determining the costs associated with these projects.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

SALES-TYPE LEASES. The Company's sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company's net investment in sales-type leases are as follows (in millions):

                                                                 June 30,       June 30,
                                                                   2004           2003
                                                                 --------       ---------
Future minimum lease payments receivable                        $   844.0      $    840.5
Unguaranteed residual values                                         21.6            18.6
Unearned income                                                    (101.8)         (112.2)
Allowance for uncollectible minimum lease payments
   receivable                                                       (15.7)          (17.8)
                                                                ---------      ----------
Net investment in sales-type leases                                 748.1           729.1
       Less: current portion                                        202.1           171.8
                                                                ---------      ----------
Net investment in sales-type leases, less current portion       $   546.0      $    557.3
                                                                =========      ==========

      Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are:

(in millions)                 2005     2006    2007     2008    2009   Thereafter    Total
-------------                 ------------------------------------------------------------
Minimum lease  payments      $228.7   $215.7  $182.4   $138.5  $71.8     $  6.9     $ 844.0

      During fiscal 2004 and 2003, the Company entered into four separate agreements (two in fiscal 2004 and two in fiscal 2003) to transfer ownership of certain lease receivables along with a security interest in the related leased equipment to the leasing subsidiary of a bank. The net book value of the leases sold was $314.2 million and $356.0 million for fiscal 2004 and 2003, respectively (see Note 10 for additional information).

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE & LONG-TERM OBLIGATIONS

NOTES PAYABLE, BANKS. The Company has entered into an unsecured, uncommitted line-of-credit arrangement that allows for borrowings up to $7.3 million at June 30, 2004, at an interest rate of 55 basis points over three month Euro Libor. At June 30, 2004, $5.6 million was outstanding under this arrangement, at an effective interest rate of 2.13%. Total available but unused lines of credit at June 30, 2004 were $1.7 million. At June 30, 2003, there were no notes payable outstanding.

LONG-TERM OBLIGATIONS. Long-term obligations consist of the following (in millions):

                                                                 June 30,       June 30,
                                                                   2004           2003
                                                                 --------       ---------
4.00% Notes due 2015                                            $   432.9      $    475.7
4.45% Notes due 2005                                                305.5           317.8
6.00% Notes due 2006                                                151.6           158.0
6.25% Notes due 2008                                                150.0           150.0
6.50% Notes due 2004                                                    -           100.0
6.75% Notes due 2011                                                497.0           495.4
6.75% Notes due 2004                                                    -           100.0
7.25% Senior subordinated notes due 2011                            195.3               -
7.30% Notes due 2006                                                130.3           135.2
7.80% Debentures due 2016                                            75.7            75.7
7.00% Debentures due 2026                                           192.0           192.0
Bank term loan due 2009                                             162.6               -
Commercial paper                                                    634.2               -
Preferred debt securities                                           650.0           400.0
Short-term borrowings, reclassified                                  15.0            21.0
Other obligations; interest averaging 4.65% in 2004 and
    5.29% in 2003, due in varying installments
    through 2015                                                     97.6            79.8
                                                                ---------      ----------
Total                                                             3,689.7         2,700.6
Less: current portion                                               855.0           228.7
                                                                ---------      ----------

Long-term obligations, less current portion                     $ 2,834.7      $  2,471.9
                                                                =========      ==========

      The 4.00%, 4.45%, 6.00%, 6.25% and 6.50% Notes and the 6.75% Notes due
2011 represent unsecured obligations of the Company, and the 6.75% Notes due 2004 represent unsecured obligations of Scherer, which are guaranteed by the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation, which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity, except for the 7.00% Debentures which included put options that expired on September 15, 2003, without any put options being exercised. Interest is paid pursuant to the terms of the notes. These notes are structurally subordinated to the liabilities of the Company's subsidiaries, including trade payables of $6.4 billion and $650.0 million of preferred debt securities.

      As part of the Company's acquisition of ALARIS, the Company assumed $195.3 million of Senior subordinated notes due 2011, which includes a premium of $20.3 million based on the fair value of the debt. The Senior subordinated notes bear interest at an annual rate of 7.25%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Senior subordinated notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Senior subordinated notes, holders may require the Company to purchase their Senior subordinated notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior subordinated notes are subject to certain restrictive and reporting covenants. As of June 30, 2004, the Company was in compliance with all such covenants. Subsequent to June 30, 2004, the Company paid off $183.6 million of the Senior subordinated notes and amended the bond indenture to remove the restrictive covenants. The remaining $11.7 million

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance is callable at any time on or after July 1, 2007.

      Also related to the ALARIS acquisition, the Company acquired a bank credit facility consisting of a six-year $245 million term loan and a five-year $30 million revolving credit facility. At June 30, 2004, $162.6 million was outstanding under the term loan. The term loan bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.25% as of June 30, 2004. The Company can elect to use either a one-, two-, three-, or six-month LIBOR rate. ALARIS has made elections resulting in a weighted average interest rate at June 30, 2004 of 3.36% per annum (1.11% plus the margin of 2.25%). Subsequent to June 30, 2004, the Company paid off the term loan and terminated the credit facility.

      The Company has a commercial paper program, providing for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company had $634.2 million outstanding under this program at June 30, 2004 with a market interest rate based upon LIBOR. The Company also had an extendible commercial notes program providing for the issuance of up to $150.0 million of extendible commercial notes. The Company did not have any borrowings outstanding under this extendible commercial notes program at June 30, 2004. The Company also maintains other short-term credit facilities that allow for borrowings up to $176.4 million. At June 30, 2004 and 2003, $62.8 million and $21.0 million, respectively, were outstanding under these uncommitted facilities. The June 30, 2004 balance includes $15 million in short-term borrowings reclassified. The effective interest rate as of June 30, 2004 and 2003 was 1.68% and 2.28%, respectively. The balance also includes $47.8 million which is classified in other obligations. The remaining $49.8 million balance of other obligations consists primarily of additional notes, loans and capital leases.

      The Company also has two unsecured $750 million bank revolving credit facilities, which provide for up to an aggregate of $1.5 billion in borrowings. One of these facilities expires on March 24, 2008 and the other expires on March 23, 2009. At expiration, these revolving credit facilities can be extended upon mutual consent of the Company and the lending institutions. These revolving credit facilities exist largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2004, except for $37.3 million of standby letters of credit issued on behalf of the Company. At June 30, 2004, $500.0 million of commercial paper and $15.0 million of other short-term borrowings were reclassified as long-term. At June 30, 2003, $21.0 million of other short-term borrowings were reclassified as long-term. These reclassifications reflect the Company's intent and ability, through the existence of the unused revolving credit facilities, to refinance these borrowings. The remaining $134.2 million of commercial paper outstanding at June 30, 2004 was classified as short-term.

      During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the "Accounts Receivable and Financing Entity"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as long-term debt in the Company's consolidated balance sheet. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity's receivables. At June 30, 2004 and 2003, the Accounts Receivable and Financing Entity owned approximately $506.9 million and $463.6 million, respectively, of receivables that are included in the Company's consolidated balance sheet. The effective interest rate as of June 30, 2004 and 2003 was 2.36% and 2.81%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.

      At June 30, 2003, the Company had an asset securitization facility available which allows the Company to sell receivables generated from its radiopharmaceutical operations to a wholly-owned subsidiary, which in turn sells the receivables to a multi-seller conduit administered by a third party bank. This securitization program allowed the Company to borrow up to $65.0 million. This securitization facility was terminated in fiscal year 2004.

      During fiscal 2003, the Company issued $500 million of 4.00% Notes due 2015. The proceeds of the debt issuance were used for general corporate purposes, including working capital, capital expenditures, acquisitions, investments and repurchases of our debt and equity securities. After such issuance, the Company has the capacity to issue approximately $500 million of additional equity or debt securities pursuant to effective shelf registration statements filed with the SEC.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Certain long-term obligations are collateralized with property and equipment of the Company with an aggregate book value of approximately $70 million at June 30, 2004. Maturities of long-term obligations for future fiscal years are:

(in millions)                            2005     2006     2007    2008    2009    Thereafter    Total
--------------------------------------------------------------------------------------------------------
Maturities of long-term obligations     $855.0   $680.7   $136.5   $4.5   $804.3   $ 1,208.7    $3,689.7

7. FINANCIAL INSTRUMENTS

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

      At June 30, 2004, the Company held two pay-fixed interest rate swaps acquired through the ALARIS acquisition. These pay-fixed interest rate swaps were utilized by ALARIS to hedge a bank term loan. The swaps were unwound subsequent to June 30, 2004 upon the Company's election to pay down the bank term loan (see Note 6). These swaps did not have a material impact upon the Company's financial statements. At June 30, 2003, the Company held pay-fixed interest rate swaps to hedge the variability of cash flows related to changes in interest rates on borrowing costs of variable-rate debt. These contracts were classified as cash flow hedges and matured through January 2004. The Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts were effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2003.

      The Company also held pay-floating interest rate swaps to hedge the change in fair value of the fixed-rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through June 2015. The gain/(loss) recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain/(loss) recorded in interest expense and other.

      The following table represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2004 and 2003 included in other assets/liabilities and the amount of net gain/(loss) for pay-floating interest rate swaps recognized through interest expense and other during fiscal 2004 and 2003.

(in millions)                              2004       2003     Classification of net gain/loss
---------------------------------        --------   --------   -------------------------------
Pay-fixed interest rate swaps:
     Notional amount                     $  171.0   $  125.0
     Assets                                   0.8          -
     Liabilities                                -        3.5
Pay-floating interest rate swaps:
     Notional amount                     $1,327.8   $1,077.8
     Assets                                  10.6       33.2
     Liabilities                             67.1       24.4
     Gain/(loss)                             34.8       27.1   Interest expense and other

      At June 30, 2003, the Company had net deferred losses on pay-fixed interest rate swaps of $3.5 million, recorded in other comprehensive income. During fiscal 2004 and 2003, the Company recognized losses of $4.5 million and $11.9 million, respectively, within interest expense and other related to these interest rate swaps.

      The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CURRENCY RISK MANAGEMENT. The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur.

      At June 30, 2004 and 2003, the Company held forward contracts expiring through June 2005 to hedge probable, but not firmly committed, revenue and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, British pound, Mexican peso, and the Thai bhat.

      At June 30, 2004 and 2003, the Company also held forward contracts expiring in December 2013 and September 2003, respectively, to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through interest expense and other, directly offsetting the adjustment of the foreign currency asset or liability.

      The following table represents the notional amount hedged, the value of the forward contracts outstanding at June 30, 2004 and 2003 included in other assets or liabilities and the amount of net gain/(loss) related to fair value forward contracts recognized through interest expense and other during fiscal 2004 and 2003.

(in millions)                              2004       2003     Classification of net gain/loss
---------------------------------        --------   --------   -------------------------------
Forward contracts - cash flow hedge:
     Notional amount                     $  276.9   $  240.5
     Assets                                   1.4        4.7
     Liabilities                              4.9       14.2
Forward contracts - fair value hedge:
     Notional amount                     $  489.0   $  114.0
     Assets                                     -        0.3
     Liabilities                             19.5        1.1
     Gain/(loss)                            (12.7)      (8.1)  Interest expense and other

      At June 30, 2004 and 2003, the Company had net deferred losses related to forward contract cash flow hedges of $3.5 million and $9.5 million, respectively, recorded in other comprehensive income. During fiscal 2004 and 2003, the Company recognized losses of $14.9 million and $12.2 million, respectively, within net earnings related to these forward contracts.

      The income/loss recorded on the forward contract fair value hedge is offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2004 and 2003.

      In connection with the Company's acquisition of ALARIS, the Company acquired certain options hedging European euro, Australian dollar, Canadian dollar, and British pound. These options were entered into by ALARIS to reduce the risk of earnings and cash flow volatility related to certain forecasted transactions. As of June 30, 2004, exercise of these options would not result in a material impact to the Company.

      The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2004 and 2003, approximate their fair value because of the short-term maturities of these items.

     Cash balances are invested in accordance with the Company's investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

     The estimated fair value of the Company's long-term obligations was $3,787.1 million and $2,926.1 million as compared to the carrying amounts of $3,689.7 million and $2,700.6 million at June 30, 2004 and 2003, respectively. The fair value of the Company's long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

     The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)                                 2004                     2003
----------------------------------   ----------------------   ----------------------
                                     Notional   Fair Value    Notional   Fair Value
                                      Amount    Gain/(Loss)    Amount    Gain/(Loss)
                                     --------   -----------   --------   -----------
Foreign currency forward contracts   $  765.9   $    (23.0)   $  354.5   $    (10.3)
Interest rate swaps                  $1,498.8   $    (55.7)   $1,202.8   $      5.3

8. INCOME TAXES

      Earnings before income taxes, discontinued operations and cumulative effect of changes in accounting are as follows (in millions):

                              Fiscal Year Ended June 30,
                            ------------------------------
                              2004       2003       2002
                            --------   --------   --------
                                       Restated   Restated
U.S. Based Operations       $1,845.1   $1,733.8   $1,486.8
Non-U.S. Based Operations      393.3      346.9      238.1
                            --------   --------   --------
                            $2,238.4   $2,080.7   $1,724.9
                            ========   ========   ========

      The provision for income taxes from continuing operations before cumulative effect of changes in accounting consists of the following (in millions):

                         Fiscal Year Ended June 30,
                      --------------------------------
                        2004        2003        2002
                      --------    --------    --------
                                  Restated    Restated
Current:
  Federal             $  547.3    $  426.5    $  296.2
  State                   39.1        29.5        23.8
  Foreign                 22.2        28.3        24.4
                      --------    --------    --------
    Total                608.6       484.3       344.4

Deferred:
  Federal                 99.8       191.0       208.5
  State                    7.1        27.1        29.8
  Foreign                 (1.8)       (2.9)        1.4
                      --------    --------    --------
    Total                105.1       215.2       239.7
                      --------    --------    --------
    Total provision   $  713.7    $  699.5    $  584.1
                      ========    ========    ========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A reconciliation of the provision based on the federal statutory income tax rate to the Company's effective income tax rate from continuing operations before cumulative effect of changes in accounting is as follows:

                              Fiscal Year Ended June 30,
                              --------------------------
                                2004     2003     2002
                               ------   ------   ------
Provision at federal
   statutory rate              35.0%    35.0%    35.0%
State income taxes, net of
   federal benefit              2.0      1.7      2.6
Foreign tax rates              (4.0)    (3.2)    (3.2)
Nondeductible expenses          0.3      0.5      0.2
Other                          (1.4)    (0.4)    (0.8)
                               ----     ----     ----
   Effective income tax rate   31.9%    33.6%    33.8%
                               ====     ====     ====

      The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. During fiscal 2004, the Company's results of operations benefited from a lower effective tax rate due to increased profits from production in lower tax international countries such as the Dominican Republic and Thailand. In addition, the Company has subsidiaries operating in Puerto Rico under a tax incentive agreement expiring in 2019.

      No provision for income taxes has been made on approximately $1.2 billion of undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

      Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

                                                         June 30,      June 30,
                                                           2004          2003
                                                        ----------    ----------
Deferred income tax assets:
   Receivable basis difference                          $     32.5    $     55.6
   Accrued liabilities                                       146.8          86.3
   Net operating loss carryforwards                           21.6          35.3
                                                        ----------    ----------
     Total deferred income tax assets                        200.9         177.2
   Valuation allowance for deferred income tax assets        (15.8)        (20.7)
                                                        ----------    ----------
     Net deferred income tax assets                     $    185.1    $    156.5
                                                        ----------    ----------
Deferred income tax liabilities:
   Inventory basis differences                              (498.8)       (521.1)
   Property-related                                         (339.2)       (359.4)
   Revenues on lease contracts                              (231.2)       (207.8)
   Other                                                    (153.3)       (112.2)
                                                        ----------    ----------
     Total deferred income tax liabilities                (1,222.5)     (1,200.5)
                                                        ----------    ----------
       Net deferred income tax liabilities              $ (1,037.4)   $ (1,044.0)
                                                        ==========    ==========

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The above amounts are classified in the consolidated balance sheets as follows (in millions):

                                                June 30,    June 30,
                                                 2004        2003
                                               ---------   ---------
Other current assets and current liabilities   $  (175.8)  $  (204.3)
Deferred income taxes and other liabilities       (861.6)     (839.7)
                                               ---------   ---------
  Net deferred income tax liabilities          $(1,037.4)  $(1,044.0)
                                               =========   =========

      The Company had state net operating loss carryforwards of $866.6 million at June 30, 2004. A valuation allowance of $9.9 million at June 30, 2004 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The state net operating loss carryforwards expire through 2024. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually. The Company also has federal capital loss carryovers of $15.6 million at June 30, 2004 for which a 100% valuation allowance has been established since usage of these carryovers is uncertain at this time. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

      Under a tax-sharing agreement with Baxter International Inc., Allegiance Corporation will pay for increases and be reimbursed for decreases to the net deferred tax assets transferred on the date of the Baxter-Allegiance Spin-Off (as hereinafter defined in Note 11). Such increases or decreases may result from audit adjustments to Baxter's prior period tax returns.

9. EMPLOYEE RETIREMENT BENEFIT PLANS

      The Company sponsors various retirement and pension plans, including defined benefit, other postretirement benefit and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and provide for Company matching and profit sharing contributions. The Company's contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

      The total expense for employee retirement benefit plans (excluding defined benefit and other postretirement benefit plans, see below) was $54.5 million, $64.2 million and $59.0 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS. The Company has several defined benefit plans covering substantially all Scherer salaried and hourly employees. The Company also assumed defined benefit plans through the Intercare and ALARIS acquisitions. The Company's domestic defined benefit plans provide defined benefits based on years of service and level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by applicable regulations.

      The Company also has a postretirement medical plan and a postretirement life insurance plan that covers all eligible Scherer participants.

      The Company uses a measurement date of March 31 for substantially all its pension and postretirement benefit plans.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

      The following table provides a reconciliation of the change in projected benefit obligation (in millions):

                                          Pension Benefits    Other Postretirement Benefits
                                          ----------------    -----------------------------
                                           2004      2003            2004      2003
                                          ------    ------          ------    ------
Projected benefit obligation at
beginning of year                         $161.0    $128.8          $  5.6    $ 10.6
         Service cost                        1.6       4.6               -       0.6
         Interest cost                       9.2       8.4             0.2       0.7
         Plan participant contributions      0.3       1.2               -         -
         Actuarial (gain)/loss               0.4      14.1            (0.6)      4.7
         Benefits paid                      (5.9)     (4.5)           (0.1)     (0.1)
         Special termination benefits          -         -               -       1.2
         Translation                        15.2      14.6               -         -
         Curtailments                       (7.3)     (4.8)              -     (12.1)
         Settlements                           -      (1.4)              -         -
         Plan amendments                     0.1         -               -         -
         Business combinations              21.0         -               -         -
                                          ------    ------          ------    ------
Projected benefit obligation at end
of year                                   $195.6    $161.0          $  5.1    $  5.6
                                          ======    ======          ======    ======

      The following table provides a reconciliation of the change in fair value of plan assets (in millions):

                                            Pension Benefits    Other Postretirement Benefits
                                            ----------------    -----------------------------
                                             2004      2003             2004      2003
                                            ------    ------           ------    ------
Fair value of plan assets at beginning of
year                                        $ 74.0    $ 68.4           $    -    $    -
        Actual return on plan assets           8.5      (2.9)               -         -
        Employer contributions                16.4       5.4                -         -
        Plan participant contributions         0.3       1.2              0.1       0.1
        Benefits paid                         (5.5)     (3.9)            (0.1)     (0.1)
        Settlements                              -      (1.4)               -         -
        Translation                            5.7       7.2                -         -
        Business combinations                 20.1         -                -         -
                                            ------    ------           ------    ------
Fair value of plan assets at end of year    $119.5    $ 74.0           $    -    $    -
                                            ======    ======           ======    ======

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets (in millions):

                                         Pension Benefits  Other Postretirement Benefits
                                         ----------------  -----------------------------
                                          2004       2003          2004      2003
                                         ------    ------         ------    ------
Funded status                            $(76.1)   $(87.0)        $ (5.1)   $ (5.6)
Unrecognized net actuarial (gain)/loss     48.5      49.8           (2.5)     (2.0)
Unrecognized net transition asset          (0.2)     (0.3)             -         -
Unrecognized prior service cost             0.1       0.1              -         -
Other                                       1.5       0.5              -       0.1
                                         ------    ------         ------    ------
Net amount recognized                    $(26.2)   $(36.9)        $ (7.6)   $ (7.5)
                                         ======    ======         ======    ======

Consolidated Balance Sheets:
Other comprehensive income               $ 30.6    $ 31.5         $    -    $    -
Prepaid benefit cost                        4.0         -              -         -
Accrued benefit liability                 (60.8)    (68.4)          (7.6)     (7.5)
                                         ------    ------         ------    ------
Net amount recognized                    $(26.2)   $(36.9)        $ (7.6)   $ (7.5)
                                         ======    ======         ======    ======

      The projected benefit obligation and fair value of plan assets for pension plans and other postretirement plans with projected benefit obligations in excess of plan assets are as follows (in millions):

                               Pension Benefits   Other Postretirement Benefits
                               ----------------   -----------------------------
                                2004      2003           2004     2003
                               ------   -------         ------   ------
Projected benefit obligation   $178.5    $161.0         $  5.1   $  5.6
Fair value of plan assets      $101.8    $ 74.0         $    -   $    -

      The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

                                Pension Benefits
                                ----------------
                                  2004     2003
                                 ------   ------
Accumulated benefit obligation   $174.6   $151.2
Fair value of plan assets        $101.8   $ 74.0

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost

      Components of the Company's net periodic benefit costs are as follows (in millions):

                                                Pension Benefits         Other Postretirement Benefits
                                           --------------------------    -----------------------------
                                            2004      2003      2002      2004        2003       2002
                                           ------    ------    ------    ------      ------     ------
Components of net periodic benefit cost:
         Service cost                      $  1.6    $  4.6    $  4.1    $    -      $  0.6     $  0.6
         Interest cost                        9.2       8.4       7.2       0.3         0.7        0.7
         Expected return on plan assets      (5.6)     (5.4)     (4.8)        -           -          -
         Net amortization and other (1)       2.8       1.2       0.7      (0.1)          -        0.1
                                           ------    ------    ------    ------      ------     ------
Net amount recognized                      $  8.0    $  8.8    $  7.2    $  0.2      $  1.3     $  1.4
                                           ======    ======    ======    ======      ======     ======

      (1) Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

Assumptions

      The weighted average assumptions used in determining benefit obligations are as follows:

                                               Pension Benefits      Other Postretirement Benefits
                                               ----------------      -----------------------------
                                               2004        2003              2004   2003
                                               ----        ----              ----   ----
Discount rate                                  5.60%       6.00%             6.00%  6.25%
Rate of increase in compensation levels        3.50%       3.80%              N/A    N/A

      The weighted average assumptions used in determining net periodic pension cost are as follows:

                                                  Pension Benefits       Other Postretirement Benefits
                                               ----------------------    -----------------------------
                                               2004     2003     2002     2004       2003        2002
                                               ----     ----     ----     ----       ----        ----
Discount rate                                  5.50%    6.00%    6.30%    6.25%      7.25%       7.25%
Rate of increase in compensation levels        3.50%    3.80%    4.00%     N/A        N/A         N/A
Expected long-term rate of return on
  plan assets (1)                              6.30%    6.90%    7.20%     N/A        N/A         N/A

      (1) To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

Health Care Cost Trend Rates

      The health care cost trend rates assumed for next year for other postretirement benefits at December 31 are 11.2% and 11.6% for Pre-Medicare and Post-Medicare, respectively. The health care cost trend rates are assumed to decline to 5.6% for Pre-Medicare and Post-Medicare by 2014. A one percentage point change in the assumed health care cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated postretirement benefit obligation.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

      The Company's weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

                       2004      2003
                      Actual    Actual    Target
                      ------    ------    ------
Asset Category
  Equity Securities       46%       50%       52%
  Debt Securities         29%       30%       28%
  Real Estate              0%        0%        6%
  Other                   25%       20%       14%
                      ------    ------    ------
Total                    100%      100%      100%

      The investment policy reflects the long-term nature of the plans' funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act ("ERISA") and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

Contributions

      The total estimated contributions for the 2005 measurement year are $5.4 million.

Estimated Future Benefit Payments

      Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are (in millions):

                                Pension     Other
Fiscal Year Ended June 30,     Benefits   Benefits
----------------------------   --------   --------
2005                           $    5.1   $    0.5
2006                           $    6.3   $    0.5
2007                           $    5.3   $    0.5
2008                           $    5.5   $    0.5
2009                           $    5.8   $    0.5
2010 - 2014                    $   35.0   $    2.2

10. OFF-BALANCE SHEET ARRANGEMENTS

      The Company periodically enters into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

Lease Receivable-Related Arrangements

      During fiscal 2004 and 2003, the Company entered into four separate agreements (two in fiscal 2004 and two in fiscal 2003) to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $164.2 million and $150.0 million in fiscal 2004 and $156.0 million and $200.0 million in fiscal 2003. These transactions resulted in immaterial gains or losses classified by the Company as revenue within its results of operations. In order to qualify for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company formed wholly-owned, special purpose, bankruptcy-remote subsidiaries (the "Pyxis SPEs") of Pyxis Corporation (which has been given the legal designation of Cardinal Health 301, Inc. and is referred to in this Form 10-K as "Pyxis"), and each of the Pyxis SPEs formed wholly-owned, qualified special purpose subsidiaries (the "QSPEs") to effectuate the removal of the lease receivables from the Company's consolidated financial statements. In accordance with SFAS

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 140, the Company consolidates the Pyxis SPEs and does not consolidate the QSPEs. Both the Pyxis SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the Pyxis SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

      The Company formed Pyxis Funding LLC ("Pyxis Funding") for the sole purpose of acquiring a pool of leases and the related leased equipment from Pyxis and ultimately selling the lease receivables to a multi-seller conduit administered by a third-party bank. Pyxis Funding is a wholly-owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II LLC ("Pyxis Funding II") was formed for the sole purpose of acquiring lease receivables from Pyxis Funding and issuing notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly-owned, qualified special purpose subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140. Accordingly, the related receivables are not included in the Company's consolidated financial statements. As required by U.S. GAAP, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their creditors. The notes held by investors had a principal balance of $16.0 million on June 30, 2004, and the investors are provided with credit protection in the form of 20% ($4.0 million) over-collateralization. As of June 30, 2003, the notes had a principal balance of $51.5 million, and $12.9 million of credit protection was provided.

Other Receivable-Related Arrangements

      Cardinal Health Funding ("CHF") and Medicine Shoppe Capital Corporation ("MSCC") were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with GAAP, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe International, Inc. and the Company's Financial Shared Services business. The sale of receivables by MSCC and CHF qualify for sales treatment under SFAS No. 140 and accordingly are not included in the Company's consolidated financial statements.

      At June 30, 2004, the Company had a committed receivables sales facility program available through CHF with capacity to sell $500.0 million in receivables. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. At June 30, 2004, the Company had no outstanding receivables or subordinated interests related to this facility. During fiscal 2004, the Company terminated and liquidated MSCC resulting in an immaterial loss.

      At June 30, 2003, the Company had $280.0 million in committed receivables sales facility programs available through CHF and MSCC. There were no receivables outstanding or subordinated interests related to CHF at June 30, 2003. The total amount of receivables outstanding under the MSCC program was $5.4 million. Recourse was provided under the MSCC program by the requirement that MSCC retain a 20% subordinated interest in the sold receivables. Subordinated interests were $1.3 million at June 30, 2003.

Cash Flows from all Receivable-Related Arrangements

      The Company's net cash flow benefit related to receivable transfers for fiscal 2004, 2003 and 2002 were as follows:

(in millions)                                         2004     2003     2002
--------------------------------------------------   ------   ------   ------
Proceeds received on transfer of receivables         $321.4   $375.8   $295.4
Cash collected in servicing of related receivables      3.9      2.2      1.2
Proceeds received on subordinated interests             8.9     18.3     58.4
                                                     ------   ------   ------
Cash inflow to the Company                            334.2    396.3    355.0
Cash collection remitted to the bank                  226.0    131.0    257.2
Cash collection remitted to QSPE                        8.9     17.7        -
                                                     ------   ------   ------
Net benefit to the Company's Cash Flow               $ 99.3   $247.6   $ 97.8
                                                     ======   ======   ======

      Pyxis, MSCC and CHF are required to repurchase any receivables sold only if it is determined that the representations and warranties with regard to the related receivables were not accurate on the date sold.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

      The Company has entered into operating lease agreements with several third party banks for the construction of various new facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from February 2005 through June 2013, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2004, the amount expended to acquire and/or construct the facilities was $525.6 million. The agreements provide for maximum funding of $575.0 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2004, the weighted average interest rate on the agreements approximated 1.79%. The Company's estimated minimum annual lease payments under the agreements at June 30, 2004 were approximately $9.4 million.

11. COMMITMENTS AND CONTINGENT LIABILITIES

      The future minimum rental payments for operating leases (excluding those referenced in Note 10) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2004 are:

(in millions)              2005     2006     2007     2008     2009    Thereafter    Total
------------------------------------------------------------------------------------------
Minimum rental payments   $109.1   $ 79.1   $ 58.6   $ 44.8   $ 34.6   $    109.1   $435.3

      Rental expense relating to operating leases (including those referenced in Note 10) was approximately $120.6 million, $102.8 million and $77.6 million in fiscal 2004, 2003 and 2002, respectively. Sublease rental income was not material for any period presented herein.

Latex Litigation

      On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation and its subsidiaries ("Allegiance"), which were acquired by the Company in February 1999, Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter (the "Baxter-Allegiance Spin-Off"). In connection with this spin-off, Allegiance Corporation, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance Corporation, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

      As of June 30, 2004, there were 36 lawsuits pending against BHC and/or Allegiance involving allegations of sensitization to natural rubber latex products, and some of these cases were proceeding to trial. The total dollar amount of potential damages cannot be reasonably quantified. Some plaintiffs plead damages in extreme excess of what they reasonably can expect to recover, some plead a modest amount and some do not include a request for any specific dollar amount. Not including cases that ask for no specific damages, the damage requests per action have ranged from $10,000 to $240 million. All of these cases name multiple defendants, in addition to Baxter/Allegiance. The average number of defendants per case exceeds 25. Based on the significant differences in the range of damages sought and, based on the multiple number of defendants in these lawsuits, Allegiance cannot reasonably quantify the total amount of possible/probable damages. Therefore, Allegiance and the Company do not believe that these numbers should be considered as an indication of either reasonably possible or probable liability.

      Since the inception of this litigation, Baxter/Allegiance have been named as a defendant in 834 cases. During the fiscal year ended June 30, 2002, Allegiance began settling some of these lawsuits with greater frequency. As of June 30, 2004, Allegiance had resolved more than 90% of these cases. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. No individual claim has been settled for a material amount and all the settled claims through June 30, 2004 amounted to, in the aggregate, approximately $28 million. Due to the number of claims filed and the ongoing defense costs that will be incurred, Allegiance believes it is probable that it will incur substantial legal fees related to the resolution of the cases still pending. Although the Company continues to believe that it cannot reasonably estimate the potential cost to settle these lawsuits, the Company believes that the impact of such lawsuits upon Allegiance will be immaterial to the Company's financial position, liquidity or results of operations, and could be in the range of $0 to $20 million, net of insurance proceeds (with the range reflecting the Company's reasonable estimation of potential insurance coverage, and defense and indemnity costs). The Company believes a substantial

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of any liability will be covered by insurance policies Allegiance has with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company and Allegiance continue to believe that insurance recovery is probable.

Derivative Actions

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint and, on November 20, 2003, the Court denied the motion. Discovery is proceeding in this action. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      On July 9, 2004, a complaint was filed by a purported shareholder against the members of the Company's Board of Directors, and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaint seeks money damages and equitable relief against the defendant directors, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

      On August 27, 2004, a complaint was filed by a purported shareholder against members of the Company's Board of Directors, current and former officers and/or employees of the Company and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants breached various fiduciary duties owed to the Company. The complaint seeks money damages and equitable relief against the individual defendants, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

      On September 22, 2004, a complaint was filed by a purported shareholder against the members of the Company's Board of Directors, and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaint seeks money damages and equitable relief against the defendant directors, and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health

      Since July 2, 2004, ten purported class action complaints have been filed by purported purchasers of the Company's securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Cardinal Health federal securities actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company's securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company's financial results, prospects and condition. The alleged misstatements relate to the Company's accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company's Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company's stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants, and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health federal securities actions.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Since July 2, 2004, fourteen purported class action complaints have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (collectively referred to as the "Cardinal Health ERISA actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. The Cardinal Health ERISA actions purport to be brought on behalf of participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (the "Plan"), and also on behalf of the Plan itself. The complaints allege that the defendants breached certain fiduciary duties owed under ERISA, generally asserting that the defendants failed to make full disclosure of the risks to plan participants of investing in the Company's stock, to the detriment of the plan's participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for plan participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the complaints in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants, and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health ERISA actions.

      With respect to the proceedings described under the headings "Derivative Actions" and "Shareholder/ERISA Litigation against Cardinal Health," the Company currently believes that there will be some insurance coverage available under the Company's insurance policies in effect at the time the actions were filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

Shareholder/ERISA Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Syncor federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the court in the Syncor federal securities actions and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003 and, on December 12, 2003, the Court granted the motion to dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the court granted Defendants' Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the motion to dismiss was granted with prejudice. On September 14, 2004, lead plaintiff filed a Motion for Clarification of the Court's July 6, 2004 dismissal order.

      On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received in the merger by Syncor stockholders was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated into one action (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the court to file a second amended complaint. Plaintiffs' request was granted in February 2004. Monty Fu is the only named defendant in the second amended complaint. On September 15, 2004, the Court granted Monty Fu's Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      A purported class action complaint was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related purported class action complaint was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. Another related purported class action complaint was filed on January 14, 2004, against the Company, Syncor and certain individual defendants. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants' Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to "monitor" the performance of Syncor's Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.

      It is impossible to predict the outcome of the proceedings described under the heading "Shareholder/ERISA Litigation against Syncor" or their impact on the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company believes the allegations made in the complaints described above are without merit and it intends to vigorously defend such actions. The Company has been informed that the individual director and officer defendants deny liability for the claims asserted in these actions and believe they have meritorious defenses and intend to vigorously defend such actions. The Company currently believes that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

DuPont Litigation

      On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit and it intends to vigorously defend this action. Although this action is in its early stages and it is impossible to accurately predict the outcome of the proceedings or their impact on the Company, the Company believes that it is owed a defense and indemnity from its co-defendants with respect to DuPont's claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

Other Matters

      The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation now pending will have a material adverse effect on the Company's consolidated financial statements.

      See also the discussion of the SEC investigation and U.S. Attorney inquiry in Note 1.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SHAREHOLDERS' EQUITY

      At June 30, 2004 and 2003, the Company's authorized capital shares consisted of (a) 750 million common shares, without par value ("Class A common shares"); (b) 5 million Class B common shares, without par value; and (c) 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to as "Common Shares." Holders of Class A and Class B common shares are entitled to share equally in any dividends declared by the Company's Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2004 and 2003.

      On February 27, 2004, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 6.9 million Common Shares under an accelerated share repurchase program having an aggregate cost of approximately $460.3 million. The initial price paid per share was $66.80. The approximately 6.9 million shares repurchased under the program were subject to a future contingent purchase price adjustment which was settled during the fourth quarter of fiscal 2004. The purchase price adjustment was based upon the volume weighted average price during the actual repurchase period and was subject to certain provisions which establish a cap and a floor for the average share price in the Company's agreement with its broker-dealer who executed the repurchase transactions.

      The accelerated share repurchase program was completed on May 11, 2004. The final volume weighted average price was $70.07. As a result, the Company settled the forward contract for $22.5 million in cash, which cost was included in the amount associated with Common Shares in treasury. The Company used the remaining $17.2 million of the initial authorization to repurchase additional shares of approximately 0.2 million having an average price paid per share of $70.73. The repurchased shares were placed into treasury to be used for general corporate purposes.

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

13. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes all of the Company's customers which individually account for at least 10% of the Company's revenue. The customer in the table below is serviced through the Pharmaceutical Distribution and Provider Services segment.

                               Percent of Revenues
                             ------------------------
                             2004    2003      2002
                             ----  --------  --------
                                   Adjusted  Adjusted
CVS                          18%      18%       19%

      At June 30, 2004 and 2003, CVS Corporation ("CVS") accounted for 18% of the Company's gross trade receivable balance.

      Certain of the Company's businesses have entered into agreements with group purchasing organizations ("GPOs"), which organizations act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2004, 2003 and 2002, approximately 17%, 17% and 18%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P.-- the Company's two largest GPO relationships in terms of revenue. However, the Company's trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

14. STOCK OPTIONS AND RESTRICTED SHARES

      The Company maintains several stock incentive plans (the "Plans") for the benefit of certain officers, directors and employees. Options granted generally vest over three years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

      The information in the following tables in this Note 14 has been revised to reflect the maximum number of shares that could be granted under the Company's Amended and Restated Equity Incentive Plan, as amended (the "Equity Incentive Plan"), with respect to an option award that the Board of Directors and its Human Resources and Compensation Committee (the "Compensation Committee") granted to the Company's Chairman and Chief Executive Officer in November 1999 for 1,425,000 shares (giving effect to stock splits occurring after the date of grant). The maximum number of shares that could be granted pursuant to the terms of the Equity Incentive Plan was 562,500 shares. The Compensation Committee is currently exploring alternatives to substitute the remaining portion of the stock option granted to this individual in November 1999 in excess of the 562,500 shares with equivalent value.

EQUITY COMPENSATION PLAN INFORMATION

      Certain plans are subject to shareholder approval while other plans have been authorized solely by the Board of Directors (the "Board"). The following is a description of the Company's plans that have not been approved by shareholders:

Broadly-based Equity Incentive Plan, as amended

      The Company's Broadly-based Equity Incentive Plan, as amended (the "Broadly-based Equity Incentive Plan"), was adopted by the Board effective November 15, 1999 and further amended pursuant to resolutions of the Board adopted on August 8, 2001. The plan provides for grants in the form of nonqualified stock options, restricted shares and restricted share units to employees of the Company. The aggregate number of Common Shares authorized for issuance pursuant to the plan is 36 million with generally no more than 10% of the authorized amount issuable in the form of restricted shares and restricted share units having a restriction period of less than three years. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Outside Directors Equity Incentive Plan

      The Company's Outside Directors Equity Incentive Plan was adopted by the Board effective May 10, 2000. The plan reserves and makes available for distribution an aggregate of 1.5 million Common Shares for grants in the form of nonqualified stock options and restricted shares to members of the Board who are not employees of the Company. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Deferred Compensation Plan, as amended

      The Company's Deferred Compensation Plan, as amended (the "Deferred Compensation Plan"), was adopted by the Board effective April 7, 1994 and has been subsequently amended several times since then, most recently on May 25, 2004. The plan permits certain management

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees of the Company to defer salary, bonus and long-term incentive plan payments into one of several investment alternatives, including a stock equivalent account. In addition, the Company may, in its discretion, make additional matching or fixed contributions to the deferred balances of participating management employees. Deferrals into the stock equivalent account are valued as if each deferral were invested in the Company's Common Shares as of the deferral date. Deferred balances are paid upon retirement, termination from employment, death or disability. The maximum aggregate number of Common Shares that can be credited to stock equivalent accounts pursuant to the plan is
2.25 million. Deferred balances are paid in cash, or in Common Shares in kind, with any fractional shares paid in cash. The plan contains a dividend reinvestment feature for the stock equivalent account with dividends generally being reinvested in investment options other than the stock equivalent account for reporting persons under Section 16 of the Exchange Act. The plan is not intended to qualify under Section 401(a) of the Code and is exempt from many of the provisions of ERISA as a "top hat" plan for a select group of management or highly compensated employees.

Directors Deferred Compensation Plan, as amended and restated

      The Company's Directors Deferred Compensation Plan, as amended and restated (the "Directors Deferred Compensation Plan"), was adopted by the Board effective August 11, 1999 and was recently amended and restated on May 1, 2004. The plan permits directors of the Company to defer board fees into one of several investment alternatives, including a stock equivalent account. Deferrals into the stock equivalent account are valued as if each deferral were invested in the Company's Common Shares as of the deferral date. Deferred balances are paid upon retirement or other termination from board service, death or disability. The maximum aggregate number of Common Shares that can be credited to stock equivalent accounts pursuant to the plan is 90,000. Deferred balances are paid in cash, or in Common Shares in kind, with any fractional shares paid in cash. The plan contains a dividend reinvestment feature for the stock equivalent account with dividends generally being reinvested in investment options other than the stock equivalent account. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Global Employee Stock Purchase Plan

      The Company's Global Employee Stock Purchase Plan was adopted by the Board effective August 11, 1999. The plan permits the Company's international employees to purchase Common Shares through payroll deductions. The total number of Common Shares made available for purchase under the plan is 4.5 million. International employees who have been employed by the Company for at least 30 days are eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1-June 30; and July 1-December 31. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information relating to the Company's equity compensation plans at June 30, 2004:

                                          Outstanding
                             ------------------------------------
                               Number of Common       Weighted
                             Shares to be Issued       Average       Common Shares
                               Upon Exercise of    Exercise Price    Available for
                             Outstanding Options     per Common     Future Issuance
                                (in millions)           Share        (in millions)
                             -------------------   --------------   ---------------
Plans approved by
     shareholders (1)                11.8 (2)       $   52.31 (2)          22.6 (3)
Plans not approved by
     shareholders                    25.2 (4)       $   62.01 (4)          14.0 (5)
Plans acquired through
     acquisition (6)                  5.8 (6)       $   33.63                 -
                              ------------------    -------------    --------------
Balance at June 30, 2004             42.8           $   55.52              36.6
                              ==================    =============    ==============

(1) Under the Company's Equity Incentive Plan, which was approved by the Company's shareholders in November 1995, the total number of Common Shares available for grant of awards under the plan is an amount equal to the sum of
(a) 1.5% of the total outstanding Common Shares as of the last day of the Company's immediately preceding fiscal year, plus (b) the number of Common Shares available for grant under the plan as of November 23, 1998, plus (c) any Common Shares related to awards that expire or are unexercised, forfeited, terminated, cancelled, settled in such a manner that all or some of the Common Shares covered by an award are not issued to a participant, or returned to the Company in payment of the exercise price or tax withholding obligations in connection with outstanding awards, plus (d) any unused portion of the Common Shares available under clause (a) above for the previous two fiscal years as a result of not being used in such previous two fiscal years.

(2) In addition to stock options outstanding under the Company's Equity Incentive Plan, also includes 430,302 restricted share units outstanding under the Equity Incentive Plan that are payable solely in Common Shares. Restricted share units do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

(3) Includes approximately 4.2 million Common Shares available for issuance under the Company's Employee Stock Purchase Plan.

(4) In addition to stock options outstanding under the Company's Broadly-based Equity Incentive Plan and Outside Director Equity Incentive Plan, also includes 10,000 restricted share units outstanding under the Company's Broadly-based Equity Incentive Plan that are payable solely in Common Shares. Also includes 22,564 and 4,076 Common Share units, respectively, outstanding under the Company's Directors Deferred Compensation Plan and Deferred Compensation Plan that are payable solely in Common Shares. These awards do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

(5) Includes approximately 4.3 million Common Shares available for issuance under the Company's Global Employee Stock Purchase Plan.

(6) Includes options to purchase approximately 3.4 million Common Shares in the aggregate that were assumed by the Company in connection with acquisitions that were approved by the Company's shareholders. The remaining options to purchase approximately 2.4 million Common Shares in the aggregate were assumed by the Company in connection with acquisitions that were not approved by the Company's shareholders.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes all stock option transactions for the Company under the Plans from July 1, 2001 through June 30, 2004, giving retroactive effect to conversions of options in connection with merger transactions and stock splits (in millions, except per Common Share amounts):

                                          Weighted Average
                             Options       Exercise Price
                           Outstanding    per Common Share
                           -----------    ----------------
Balance at June 30, 2001          32.4    $          34.92
Granted                            8.7               68.02
Exercised                         (4.5)              23.40
Canceled                          (1.4)              51.75
Other                              1.0               47.32
                           -----------    ----------------
Balance at June 30, 2002          36.2    $          43.95
Granted                            9.5               67.49
Exercised                         (6.2)              27.04
Canceled                          (2.5)              63.29
Other                              3.0               49.23
                           -----------    ----------------
Balance at June 30, 2003          40.0    $          51.35
Granted                           11.8               61.48
Exercised                         (5.9)              29.78
Canceled                          (4.2)              65.30
Other                              0.6               34.24
                           -----------    ----------------
Balance at June 30, 2004          42.3    $          55.52
                           ===========    ================

      Additional information concerning stock options outstanding as of June 30, 2004 is presented below:

                                       Outstanding                                Exercisable
                    -------------------------------------------------   ------------------------------
                                        Weighted          Weighted                         Weighted
     Range of                            average          average                           average
 exercise prices                        remaining      exercise price                   exercise price
    per Common         Options      contractual life     per Common        Options        per Common
      Share         (in millions)       in years            Share       (in millions)       Share
-----------------   -------------   ----------------   --------------   -------------   --------------
$ 0.92 - $ 29.96              4.2                2.9   $        18.76             4.2   $        18.76
$29.99 - $ 59.19              8.2                5.3   $        38.62             7.9   $        38.12
$59.60 - $ 64.11             11.8                9.3   $        61.47             0.1   $        63.00
$64.40 - $ 67.90             11.5                7.7   $        67.24             4.0   $        66.08
$67.98 - $132.23              6.6                7.3   $        69.07             0.8   $        75.16
----------------    -------------   ----------------   --------------   -------------   --------------
$ 0.92 - $132.23             42.3                7.1   $        55.52            17.0   $        41.71
----------------    -------------   ----------------   --------------   -------------   --------------

      The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. See Note 3 for table illustrating the effect on net income and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

      The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 are $22.78, $21.96 and $25.95, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

                                      As of June 30,
                             --------------------------------
                               2004         2003        2002
                             -------      -------     -------
Risk-free interest rate        3.17%        2.32%       3.84%
Expected life                5 years      4 years     5 years
Expected volatility              37%          38%         36%
Dividend yield                 0.19%        0.18%       0.15%

      The market values of restricted shares and restricted share units awarded by the Company are recorded in the "Other" component of shareholders' equity in the accompanying consolidated balance sheets. The restricted shares are amortized to expense over the period in which participants perform services, generally one to seven years. The restricted share units are generally amortized over a five-year vesting period. As of June 30, 2004, approximately 0.3 million shares and share units remained restricted and subject to forfeiture.

      The Company has employee stock purchase plans under which the sale of 12.0 million of the Company's Common Shares has been authorized. All employees who have been employed by the Company for at least 30 days are eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods:
January 1-June 30; and July 1-December 31. At June 30, 2004, subscriptions of 0.4 million shares were outstanding. Through June 30, 2004, 3.0 million shares had been issued to employees under the plans.

15. EARNINGS PER SHARE

      The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2004:

(in millions)                      2004     2003     2002
-------------------------------   ------   ------   ------
Weighted-average shares-basic      434.4    446.0    450.1
Effect of dilutive securities:
     Employee stock options          5.6      7.3      9.5
                                  ------   ------   ------
Weighted-average shares-diluted    440.0    453.3    459.6
                                  ======   ======   ======

      The potentially dilutive employee stock options that were antidilutive for fiscal 2004, 2003 and 2002 were 18.4 million, 22.5 million and 0.9 million, respectively.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CHANGE IN ACCOUNTING

      Effective fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon the sale of inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenue.

      The Company recorded a $38.5 million (net of tax of $22.5 million) cumulative effect of change in accounting in the consolidated statements of earnings. The cumulative effect reduced net diluted earnings per Common Share by $0.09. The impact of this change for the fiscal year ended June 30, 2004 was an increase in earnings from continuing operations before cumulative effect of change in accounting by approximately $13.2 million. This resulted in an increase in diluted earnings per Common Share from continuing operations of $0.03 for fiscal 2004. The pro forma effect of this accounting change on prior periods is as follows:

(in millions, except per Common Share amounts)    2003           2002
------------------------------------------------------------------------
 Earnings from continuing operations before
cumulative effect of changes in accounting:
                                As restated     $ 1,381.2      $ 1,140.8
                                  Pro forma     $ 1,368.4      $ 1,142.9

                              Net earnings:
                                As restated     $ 1,375.1      $ 1,070.7
                                  Pro forma     $ 1,362.3      $ 1,072.8

       Basic earnings per Common Share from
                     continuing operations:
                                As restated     $    3.10      $    2.53
                                  Pro forma     $    3.07      $    2.54

     Diluted earnings per Common Share from
                     continuing operations:
                                As restated     $    3.05      $    2.48
                                  Pro forma     $    3.02      $    2.49

       Net basic earnings per Common Share:
                                As restated     $    3.08      $    2.37
                                  Pro forma     $    3.05      $    2.38

     Net diluted earnings per Common Share:
                                As restated     $    3.03      $    2.33
                                  Pro forma     $    3.01      $    2.33

      In fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units were delivered to the customer to recognizing revenue when the units are installed at the customer site. Management believes that the change in accounting method provides for a more objectively determinable method of revenue recognition. In addition, the Company implemented other changes to better service its customers and leverage operational efficiencies. The Company recorded a cumulative effect of change in accounting of $70.1 million (net of tax of $44.6 million) in the consolidated statement of earnings during fiscal 2002. The after tax dilutive impact of the cumulative effect is $0.15 per diluted share. The effect of the change for the fiscal year ended June 30, 2002 was to reduce net earnings before the cumulative effect by approximately $18.6 million. This change reduced diluted earnings per share by $0.04 for the fiscal year ended June 30, 2002. The pro-forma effect of this accounting change on prior periods has not been presented as the required information is not available.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table summarizes the changes in the carrying amount of goodwill for the three years ended June 30, 2004, in total and by reporting segment:

                                              Pharmaceutical
                                               Distribution      Medical      Pharmaceutical   Automation and
                                               and Provider      Products      Technologies     Information
(in millions)                                    Services      and Services    and Services       Services       ALARIS     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                      $         86.9   $      671.7   $        358.3   $         41.7          -   $1,158.6
-----------------------------------------------------------------------------------------------------------------------------------
 Goodwill acquired, net of purchase
   price adjustments, foreign currency
   translation adjustments and other                     3.6            3.7            350.4              9.0          -      366.7
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                      $         90.5   $      675.4   $        708.7   $         50.7          -   $1,525.3
-----------------------------------------------------------------------------------------------------------------------------------
 Goodwill acquired, net of purchase
   price adjustments, foreign currency
   translation adjustments and other                     5.6           19.3            723.6                -          -      748.5
 Goodwill write-off                                        -              -             (9.1)               -          -       (9.1)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                      $         96.1   $      694.7   $      1,423.2   $         50.7          -   $2,264.7
-----------------------------------------------------------------------------------------------------------------------------------
 Goodwill acquired, net of purchase
   price adjustments, foreign currency
   translation adjustments and other (1)(2)             83.3           14.1            428.0                -    1,536.8    2,062.2
-----------------------------------------------------------------------------------------------------------------------------------
 Goodwill related to the divestiture/
    closure of businesses                                  -              -             (7.6)               -          -       (7.6)
-----------------------------------------------------------------------------------------------------------------------------------
 Transfer (3)                                           31.6          (31.6)               -                -          -          -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                      $        211.0   $      677.2   $      1,843.6   $         50.7   $1,536.8   $4,319.3
===================================================================================================================================

(1) During the fourth quarter fiscal 2004, the Company acquired approximately 98.7% of the outstanding common stock of ALARIS and ALARIS merged with a subsidiary of the Company to complete the transaction on July 7, 2004. See
      Note 4 for additional information regarding this acquisition. As of June 30, 2004, the acquisition of ALARIS resulted in a preliminary goodwill allocation of $1,536.8 million. During the second quarter fiscal 2004, the Company completed the acquisition of Intercare. As of June 30, 2004, the Company finalized the Intercare purchase price allocation, resulting in a goodwill allocation of $430.9 million. During the six months ended December 31, 2003, the Company also finalized the Syncor purchase price allocation resulting in a goodwill reduction of $6.9 million. The remaining amounts represent goodwill acquired from other immaterial acquisitions, purchase price adjustments from prior period acquisitions and foreign currency translation adjustments.

(2) For segment reporting purposes, as of June 30, 2004, a goodwill allocation of $66.4 million was included within the Pharmaceutical Distribution and Provider Services segment related to Intercare's specialty pharmaceutical distribution business. All other goodwill allocations for Intercare are included within the Pharmaceutical Technologies and Services segment.

(3) During the first quarter fiscal 2004, the Company transferred its Consulting and Services business, previously reported within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment to better align business operations. This transfer resulted in approximately $31.6 million of goodwill being reclassed between the two segments.

      The purchase price allocation for ALARIS and other immaterial acquisitions are not yet finalized and are subject to adjustment. Due to the short period of time between the ALARIS acquisition date and fiscal year end, the Company had not determined ALARIS's reporting segment treatment as of June 30, 2004. See
Note 18 for information regarding the recently announced new segment which will include ALARIS.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Intangible assets with limited lives are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class for the three years ended June 30, 2004 is as follows:

                                Gross      Accumulated       Net
      (in millions)           Intangible   Amortization   Intangible
--------------------------------------------------------------------
June 30, 2002
    Trademarks and patents    $     30.0   $       20.4   $      9.6
    Non-compete agreements          20.4           19.1          1.3
    Other                           16.8            8.9          7.9
--------------------------------------------------------------------
      Total                   $     67.2   $       48.4   $     18.8
--------------------------------------------------------------------
June 30, 2003
    Trademarks and patents    $     48.1   $       20.8   $     27.3
    Non-compete agreements          27.3           21.9          5.4
    Customer relationships          12.5            1.2         11.3
    Other                           37.1           13.5         23.6
--------------------------------------------------------------------
      Total                   $    125.0   $       57.4   $     67.6
--------------------------------------------------------------------
June 30, 2004
    Trademarks and patents    $    345.9   $       23.4   $    322.5
    Non-compete agreements          32.0           24.8          7.2
    Customer relationships         231.4            6.8        224.6
    Other                           82.4           17.2         65.2
--------------------------------------------------------------------
      Total                   $    691.7   $       72.2   $    619.5
====================================================================

        Additions of intangible assets for fiscal 2003 primarily relate to the Syncor acquisition (see Note 4).

        Additions of intangible assets for fiscal 2004 primarily relate to the ALARIS and Intercare acquisitions (see Note 4).

        Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $13.9 million, $6.7 million and $3.0 million, respectively. Amortization expense is estimated to be (in millions):

                              -------------------------------------------------------------
                                 2005          2006           2007        2008       2009
                              -------------------------------------------------------------
Amortization expense          $  47.5      $   47.2         $ 46.3      $ 43.5     $ 41.6

18. SEGMENT INFORMATION

      The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments:
Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Automation and Information Services. During the first quarter fiscal 2004, the Company transferred its Consulting and Services business, previously included within the Medical Products and Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. Also during the first quarter fiscal 2004, the Company transferred its clinical information business, previously included within the Automation and Information Services segment, to its Clinical Services and Consulting business within the Pharmaceutical Distribution and Provider Services segment. These transfers were done to better align business operations. Prior period financial results have not been restated as each of these businesses is not significant within the respective segments, and, therefore, the transfers did not have a material impact on each segment's growth rates.

      During fiscal 2003, the Company reclassified Central Pharmacy Services, Inc. and Cord Logistics, Inc. from the Pharmaceutical Distribution and Provider Services segment to the Pharmaceutical Technologies and Services segment and therefore restated these segments' financial results. All prior period financial results presented in this Form 10-K have been restated to reflect this reclassification. In addition, with the completion of the Syncor acquisition on January 1, 2003, Syncor was included within the Pharmaceutical Technologies and Services segment.

      In December 2003, the Company acquired Intercare, which operates specialty pharmaceutical distribution and pharmaceutical manufacturing operations in Europe (see Notes 4 and 17 for further discussion of the Intercare acquisition). For the fiscal year ended June 30, 2004, the results of operations of Intercare's specialty pharmaceutical distribution business, which is similar to the Company's

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pharmaceutical distribution business, were included within the Pharmaceutical Distribution and Provider Services segment (see Note 3 in the table below for further information). All other results of operations for Intercare were included within the Pharmaceutical Technologies and Services segment. For segment reporting purposes, Intercare's results of operations will continue to be reported in this manner. This classification was not reported during the second quarter fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare's results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company's individual segments.

      The Company acquired approximately 98.7% of the outstanding common stock of ALARIS and ALARIS merged with a subsidiary of the Company to complete the transaction on July 7, 2004. The results of ALARIS' operations for the period following the completion of the transaction have been included within the Corporate segment for the year ended June 30, 2004. Due to the short period of time between the acquisition date and year end, the impact of the results is not material. See Notes 4 and 17 for additional information regarding the ALARIS acquisition.

      On August 30, 2004, the Company announced the creation of a new segment, Clinical Technologies and Services, which will replace the Company's Automation and Information Services segment and will include ALARIS, the Company's existing businesses formerly within the Automation and Information Services segment and the Company's existing Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. The Company will begin reporting results for this new segment beginning with the first quarter fiscal 2005. In addition, effective first quarter fiscal 2005, the Company will transfer its Specialty Pharmaceutical Distribution business, previously included within the Pharmaceutical Distribution and Provider Services segment, to the Medical Products and Services segment. All prior periods will be restated to reflect these transfers beginning in fiscal 2005.

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

      The Pharmaceutical Technologies and Services segment provides services to the health care industry through the design and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. This segment also provides sterile injectible pharmaceutical products for pharmacies in the United Kingdom. It also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services.

      The Automation and Information Services segment provides services, to hospitals and other health care providers, focusing on meeting customer needs through unique and proprietary automation and information products and services. In addition, this segment markets point-of-use supply systems for use in the life sciences market.

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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2004, 2003 and 2002:

                                                                               Revenue (1)
                                                                   ------------------------------------
(in millions)                                                         2004         2003         2002
                                                                   ------------------------------------
                                                                                 Restated     Restated
Revenue:
   Pharmaceutical Distribution and Provider Services (1) (2) (3)   $ 54,231.0   $ 47,260.1   $ 42,998.0
   Medical Products and Services                                      7,357.6      6,614.7      6,256.7
   Pharmaceutical Technologies and Services (1) (4)                   2,804.1      2,250.0      1,417.5
   Automation and Information Services (6)                              680.8        666.7        560.2
   Corporate (5)                                                        (20.0)       (60.0)       (87.8)
                                                                   ------------------------------------
Total revenue                                                      $ 65,053.5   $ 56,731.5   $ 51,144.6
                                                                   ====================================

                                                                            Operating Earnings
                                                                   ------------------------------------
(in millions)                                                         2004         2003         2002
                                                                   ------------------------------------
                                                                                 Restated     Restated
   Pharmaceutical Distribution and Provider Services (3)           $  1,173.4   $  1,188.1   $  1,081.0
   Medical Products and Services                                        666.0        591.8        545.2
   Pharmaceutical Technologies and Services (6)                         465.4        368.3        265.0
   Automation and Information Services (6)                              270.2        266.0        209.2
   Corporate (6)                                                       (237.7)      (218.2)      (243.0)
                                                                   ------------------------------------
Total operating earnings                                           $  2,337.3   $  2,196.0   $  1,857.4
                                                                   ====================================

      The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2004, 2003 and 2002 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

                                                                   Depreciation and Amortization Expense
                                                                   ------------------------------------
(in millions)                                                         2004         2003         2002
                                                                   ------------------------------------
   Pharmaceutical Distribution and Provider Services               $     56.2   $     62.3   $     61.2
   Medical Products and Services                                         88.2         87.7         87.7
   Pharmaceutical Technologies and Services                             106.6         82.7         65.2
   Automation and Information Services                                   16.3         16.9         14.3
   Corporate                                                             31.9         16.2         15.1
                                                                   ------------------------------------
Total depreciation and amortization expense                        $    299.2   $    265.8   $    243.5
                                                                   ====================================

                                                                           Capital Expenditures
                                                                   ------------------------------------
(in millions)                                                         2004         2003         2002
                                                                   ------------------------------------
   Pharmaceutical Distribution and Provider Services               $     64.0   $     67.3   $     60.4
   Medical Products and Services                                        100.7         85.4         88.0
   Pharmaceutical Technologies and Services                             192.9        182.9        104.4
   Automation and Information Services                                   25.1         10.9         15.1
   Corporate                                                             27.5         76.7         17.5
                                                                   ------------------------------------
Total capital expenditures                                         $    410.2   $    423.2   $    285.4
                                                                   ====================================

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table includes total assets for the fiscal years ended June 30, 2004 and 2003 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

                                                               Assets
                                                       -----------------------
(in millions)                                             2004         2003
                                                       -----------------------
                                                                     Restated
   Pharmaceutical Distribution and Provider Services   $  9,011.1   $  8,729.6
   Medical Products and Services                          3,431.9      3,350.2
   Pharmaceutical Technologies and Services               4,389.3      3,094.7
   Automation and Information Services                    1,192.3      1,203.2
   Corporate (7)                                          3,344.5      2,087.4
                                                       -----------------------
Total assets                                           $ 21,369.1   $ 18,465.1
                                                       =======================

(1) Revenue previously classified as "Bulk Deliveries to Customer Warehouses and Other" has been reclassified within this Form 10-K, in all periods presented, as a result of the Company's decision to aggregate revenue classes. For additional information concerning the reclassification, see
      Note 2.

(2) The Pharmaceutical Distribution and Provider Services segment's revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category                               2004        2003         2002
------------------------------------------------------------------------------
                                                         Adjusted     Adjusted
Pharmaceuticals and Health Care Products         95%        95%          95%
Specialty Pharmaceutical Products                 3%         3%           3%
Other Products & Services                         2%         2%           2%
                                               -------------------------------
Total                                           100%       100%         100%
                                               ===============================

(3) Operating results for Intercare, acquired in December 2003, include a specialty pharmaceutical distribution business that is similar to the Company's pharmaceutical distribution business. For segment reporting purposes, this specialty pharmaceutical distribution business was included in the Pharmaceutical Distribution and Provider Services segment for the fiscal year ended June 30, 2004. This classification was not reported during the second quarter of fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare's results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company's individual segments.

(4) The Pharmaceutical Technologies and Services segment's revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category                               2004        2003         2002
------------------------------------------------------------------------------
                                                         Adjusted     Adjusted
Manufactured Products and
  Radiopharmaceuticals                           66%        63%          68%
Packaged Products                                14%        18%          27%
Other Products & Services                        20%        19%           5%
                                               -------------------------------
Total                                           100%       100%         100%
                                               ===============================

(5) Corporate revenue primarily consists of foreign currency translation adjustments and the elimination of intersegment revenue.

(6) Corporate operating earnings consist of special items of $57.4 million, $39.9 million and $116.6 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively (see Note 4 for discussion of special items). Corporate costs are allocated to the business segments generally based on certain factors such as revenue, operating earnings and employee base. In addition, the Company attempts to maintain a relatively consistent year over year rate of Corporate allocated costs per segment's net revenue. These Corporate cost allocations may change from period to period depending upon an individual segment's use of Corporate services. The Company does not allocate any Corporate costs for human resources, finance and technology. Corporate operating earnings include unallocated Corporate administrative expenses, costs not attributable to the operations of the segments and certain other Corporate directed costs, as follows:

      - Investment spending - the Company has encouraged its business units to identify investment projects which will provide future returns.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for fiscal years, 2004, 2003 and 2002 was $48.3 million, $58.0 million and $30.6 million, respectively.

      - Interest income adjustment - At the direction of Corporate management, the Automation and Information Services segment sold portions of its leased asset portfolio and transferred the proceeds to Corporate. As the capital proceeds associated with these sales have not been redeployed within the business segment, but utilized for other general corporate purposes, the segment was allocated a benefit by Corporate for the interest income that would have been earned associated with these sold leases. In fiscal 2004, the segment received a $21 million allocation from Corporate.

      - Foreign exchange adjustments - The Company assesses the financial performance of its Pharmaceutical Technologies and Services business by applying constant foreign exchange rates to translate foreign business units operating results into U.S. dollars. For fiscal 2004, 2003 and 2002, $11.2 million, $17.5 million and $17.4 million of expenses were allocated to Corporate representing the difference between "constant rates" and "actual" exchange rates.

      - At the beginning fiscal 2003, the Company began expanding the use of its shared service center, which previously supported the Medical Products and Services segment, to benefit and support company-wide initiatives and other business segments. Accordingly, the cost of the shared service center, which was previously reported within the Medical Products and Services segment, has been classified within Corporate operating earnings for fiscal 2004 and 2003. The cost of these services was approximately $18.4 million and $19.0 million, respectively, for fiscal 2004 and fiscal 2003.

(7) Includes ALARIS assets of approximately $2.4 billion of which approximately $1.5 billion relates to the preliminary goodwill allocation and $413.2 million relates to intangible assets. The remaining assets primarily include Corporate cash and cash equivalents, Corporate net property and equipment and unallocated deferred taxes.

The following table presents revenue and long-lived assets by geographic area (in millions):

                              Revenue                           Long-Lived Assets
                ------------------------------------   ------------------------------------
                 For The Fiscal Year Ended June 30,               As of June 30,
                ------------------------------------   ------------------------------------
                   2004         2003         2002         2004         2003         2002
                ---------------------------------------------------------------------------
                              Restated     Restated
United States   $ 63,627.3   $ 55,673.1   $ 50,193.9   $  1,932.1   $  1,693.5   $  1,416.6
International      1,426.2      1,058.4        950.7        431.9        396.0        477.8
                ------------------------------------   ------------------------------------
Total           $ 65,053.5   $ 56,731.5   $ 51,144.6   $  2,364.0   $  2,089.5   $  1,894.4
                ====================================   ====================================

Long-lived assets include property and equipment, net of accumulated depreciation.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is selected quarterly financial data (in millions, except per Common Share amounts) for fiscal 2004 and 2003. The sum of the quarters may not equal year-to-date due to rounding.

                                                            First Quarter                             Second Quarter
                                                ----------------------------------------  ----------------------------------------
                                                              Change in                                 Change in
                                                 Reported   Accounting (2)  Restated (2)   Reported   Accounting (2)  Restated (2)
                                                ----------------------------------------  ----------------------------------------
FISCAL 2004
Revenue (1)                                     $ 15,388.7  $     15,388.7  $   15,388.2  $ 16,350.4  $     16,350.4  $   16,350.8

Gross margin                                       1,083.2         1,080.0       1,072.8     1,170.7         1,167.2       1,161.0

Selling, general and administrative expenses         547.6           547.6         547.6       586.9           586.9         588.0

Earnings from continuing operations before
cumulative effect of change in accounting            330.4           328.2         323.5       380.9           378.5         373.6
Loss from discontinued operations                     (1.8)           (1.8)         (1.8)       (5.1)           (5.1)         (5.1)
Cumulative effect of change in accounting                -           (38.5)        (38.5)          -               -             -
                                                ----------------------------------------  ----------------------------------------
Net earnings                                    $    328.6  $        287.9  $      283.2  $    375.8  $        373.4  $      368.5

Earnings from continuing operations before cumulative effect of change in accounting per Common Share:

Basic                                           $     0.75  $         0.75  $       0.73  $     0.88  $         0.87  $       0.86
Diluted                                         $     0.74  $         0.73  $       0.72  $     0.87  $         0.86  $       0.85

                                                            Third Quarter                 Fourth Quarter
                                                ----------------------------------------  --------------
                                                              Change in
                                                 Reported   Accounting (2)  Restated (2)     Reported
                                                ----------------------------------------    ----------
FISCAL 2004
Revenue (1)                                     $ 16,392.3  $     16,392.3  $   16,391.8    $ 16,922.7

Gross margin                                       1,280.8         1,291.0       1,283.4       1,224.0

Selling, general and administrative expenses         608.0           608.0         608.9         602.1

Earnings from continuing operations before
cumulative effect of change in accounting            428.9           435.8         430.1         397.4
Loss from discontinued operations                     (0.8)           (0.8)         (0.8)         (3.9)
Cumulative effect of change in accounting                -               -             -             -
                                                ----------------------------------------    ----------
Net earnings                                    $    428.1  $        435.0  $      429.3    $    393.5

Earnings from continuing operations before cumulative effect of change in accounting per Common Share:

Basic                                           $     0.99  $         1.01  $       1.00    $     0.92
Diluted                                         $     0.98  $         0.99  $       0.99    $     0.91

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         First Quarter           Second Quarter          Third Quarter           Fourth Quarter
                                     ----------------------  ----------------------  ----------------------  ----------------------
                                      Reported    Restated    Reported    Restated    Reported    Restated    Reported    Restated
                                     ----------------------  ----------------------  ----------------------  ----------------------
FISCAL 2003
Revenue (1)                          $ 13,086.1  $ 13,085.0  $ 14,091.0  $ 14,096.6  $ 14,371.3  $ 14,366.1  $ 15,188.6  $ 15,183.8

Gross margin                            1,006.9     1,005.8     1,079.5     1,085.5     1,194.1     1,175.4     1,229.5     1,215.5

Selling, general and administrative
expenses                                  520.7       530.0       526.2       528.3       576.1       579.0       605.2       609.0

Earnings from continuing operations       288.3       281.4       367.5       370.1       384.9       370.5       371.2       359.2
Loss from discontinued operations             -           -           -           -        (1.8)       (1.8)       (4.3)       (4.3)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net earnings                         $    288.3  $    281.4  $    367.5  $    370.1  $    383.1  $    368.7  $    366.9  $    354.9

Earnings from continuing operations
per Common Share:
Basic                                $     0.65  $     0.63  $     0.83  $     0.84  $     0.86  $     0.83  $     0.83  $     0.80
Diluted                              $     0.64  $     0.62  $     0.82  $     0.82  $     0.85  $     0.82  $     0.82  $     0.79

(1) Revenue previously classified as "Bulk Deliveries to Customer Warehouses and Other" has been reclassified within this Form 10-K, in all periods presented, as a result of the Company's decision to aggregate revenue classes. These reclassifications have no effect on previously reported total revenue, gross margins, earnings from continuing operations, net earnings or earnings per Common Share amounts. For additional information concerning the reclassification, see Note 2.

(2) During fiscal 2004, the Company changed its method of recognizing cash discounts for payments made to vendors (See Note 16). Fiscal 2004 quarterly financial information has been restated from previously issued quarterly financial statements to reflect this change in accounting. The "change in accounting" column reflects the reported numbers restated for the change in accounting. The "restated" column includes all restatements including the change in accounting.

      As discussed in Note 4, merger-related costs and other special items were recognized in various quarters in fiscal 2004 and 2003. The following table summarizes the impact of such costs on net earnings and diluted earnings per Common Share in the quarters in which they were recorded (in millions, except per Common Share amounts):

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Fiscal 2004
     Net earnings                           $  (8.7) $   3.3  $  (4.9) $ (25.3)
     Diluted net earnings per Common Share  $ (0.02) $  0.01  $ (0.01) $ (0.06)
                                            -------  -------  -------  -------
Fiscal 2003
     Net earnings                           $ (15.6) $  22.1  $  (6.4) $ (33.3)
     Diluted net earnings per Common Share  $ (0.03) $  0.05  $ (0.01) $ (0.07)
                                            -------  -------  -------  -------

20. GUARANTEES

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation enhances a guarantor's disclosure requirements in its interim and annual financial statements regarding obligations under certain guarantees. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

      The Company has contingent commitments related to certain operating lease agreements (see Note 10). These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property cost. At June 30, 2004, the maximum amount the Company could be required to reimburse was $396.9 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed this contingent obligation. In accordance with FASB Interpretation No. 45, the Company has recorded $4.3 million related to these guarantees.

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

21. DISCONTINUED OPERATIONS

      In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations of Syncor. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by the end of the second quarter of fiscal 2005. The net assets for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

      The results of discontinued operations for the fiscal years ended June 30, 2004 and 2003 are summarized as follows:

                                    Fiscal Year
                                   Ended June 30,
(in millions)                       2004    2003
-------------------------------------------------
Revenue                            $ 77.1  $ 92.5
                                   ==============

Loss before income taxes           $(19.1) $ (8.6)
Income tax benefit                    7.4     2.5
                                   --------------
Loss from discontinued operations  $(11.7) $ (6.1)
                                   ==============

      Interest expense allocated to discontinued operations was $0.2 million and $0.5 million for the fiscal years ended June 30, 2004 and 2003, respectively. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 2004 and 2003 the major components of assets and liabilities of the discontinued operations were as follows:

                                  Fiscal Year
                                  Ended June 30,
(in millions)                   2004           2003
---------------------------------------------------
Current Assets               $    21.2     $   49.9
Property and Equipment            22.0         63.2
Other Assets                      17.2         57.0
                             ---------     --------
  Total Assets               $    60.4     $  170.1
                             =========     ========

Current Liabilities          $    30.9     $   35.6
Long Term Debt and Other          24.2         28.7
                             ---------     --------
  Total Liabilities          $    55.1     $   64.3
                             =========     ========

      Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

22.   SUBSEQUENT EVENTS

      Subsequent to June 30, 2004, the Company borrowed $1.25 billion in the aggregate on its two $750 million bank revolving credit facilities. The proceeds of this borrowing were utilized to repay a significant portion of the Company's commercial paper, none of which remained outstanding as of the filing date of this Form 10-K, and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. See Note 6 for further discussion regarding the nature and terms of the Company's bank revolving credit facilities.

      Also, subsequent to June 30, 2004, the Company received a commitment letter for a $500 million committed borrowing facility to be used for general corporate purposes. This facility is in the process of being negotiated.

      Additionally, subsequent to June 30, 2004, the Company sold in the aggregate $800 million of receivables under its committed receivables sales facility program. The capacity under the committed receivables sales facility program was increased from $500 million to $800 million in September 2004. See
Note 10 for further information regarding this facility.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9a: CONTROLS AND PROCEDURES

      The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. This evaluation, which has taken into account conclusions reached to date in connection with the internal review conducted by the Audit Committee of the Company's Board of Directors, has allowed the Company to make conclusions, as set forth below, regarding the state of its disclosure controls and procedures. As noted below, material weaknesses have been identified in the Company's internal controls.

      The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP.

      As disclosed in Notes 1 and 2 in "Notes to Consolidated Financial Statements" and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has taken certain actions as a result of the internal review undertaken by the Audit Committee with respect to certain accounting matters. These actions include: a restatement of the Company's financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004; a reclassification of certain categories of revenue; and expanded disclosure with respect to various items in this Form 10-K.

      In connection with the Audit Committee's internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company's ongoing efforts to improve its internal control processes and corporate governance. These measures include the following:

      - appointment of an interim Chief Financial Officer with substantial accounting and public company financial expertise, who is familiar with the design and operation of effective accounting and disclosure processes;

      - creation of an Office of the Chief Compliance Officer and appointment of such officer to help ensure that the Company is following best practices with respect to regulatory and compliance matters;

      - appointment of a Chief Accounting Officer, separate from the Controller, who will be primarily responsible for keeping the Company apprised of contemporary accounting issues;

      -     appointment of a new Treasurer;

      - enhancement of the internal audit function by increasing the number of internal audit staff and recruiting seasoned audit professionals;

      - adoption of additional governance processes relating to operation of the Company's Disclosure Committee;

      - development of written procedures for, among other items, reviewing unusual financial statement adjustments and allocating costs to the Company's segments;

      - adoption of process improvements concerning the Company's financial statement close process;

      - adoption of policy, procedure and oversight improvements concerning the timing of revenue recognition within the Company's Automation and Information Services segment (as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of "Notes to Consolidated Financial Statements");

      - development of systems enhancements to enable automated audit verifications of installed automatic dispensing equipment at customer locations;

      - adoption of process improvements for the establishment and adjustment of reserves;

      - adoption of improved accounting and reporting controls for complex vendor and customer relationships;

      - development of additional training programs for the Company's finance and accounting personnel;

      - development of enhanced educational programs for personnel at all levels in ethics, corporate compliance, disclosure, procedures for anonymous reporting of concerns and mechanisms for enforcing Company policies; and

      - implementation of an enhanced certification process from the Company's finance, accounting and operations personnel in connection with the financial statement close process, which enhancements are, in part, intended to ensure operating decisions are based on appropriate business considerations.

      The Company is in the process of implementing the control enhancements discussed above, which are intended to improve the Company's control procedures and address the issues resulting in the material weaknesses identified by the Company's independent auditor.

      In connection with the completion of its audit with respect to the Company's financial statements for fiscal 2004, including additional procedures resulting from the Audit Committee's internal review, the Company's independent auditor identified and communicated to the Company's management and the Audit Committee a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) in the Company's entity level controls relating to the Company's control environment through June 30, 2004. Specifically, the Company's independent auditor communicated that its conclusion was based on the following:

      - bulk sales revenue recognition policy was inappropriately applied to certain sales in several quarters during fiscal 2003 and 2002;

      - errors or lack of substantiation with respect to the amount of certain reserves and the timing of the release of certain reserves;

      - lack of effective communication relating to balance sheet reserves and bulk sales treatment; and

      - restatement of the Company's financial statements for prior fiscal years and corresponding expanded disclosures with respect to those years.

      In addition, the Company's independent auditor stated that the circumstances described above raised questions regarding whether the overall tone set by the Company's management clearly communicated a strong commitment to sound financial reporting practices.

      Further, the independent auditor concluded that a material weakness existed with respect to the timing of revenue recognition within the Company's Automation and Information Services segment. As described in Note 1 in "Notes to Consolidated Financial Statements," the Company became aware that some equipment confirmation forms were being executed prior to completion of installation of Pyxis equipment. Equipment revenue is recognized upon completion of equipment confirmation forms. See Note 1 in "Notes to Consolidated Financial Statements" for a description of this revenue recognition policy. The Company did not have controls in place to assure that installations had in fact occurred before customer acceptance.

      The independent auditor also acknowledged that in connection with the Audit Committee's internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company's ongoing efforts to improve its internal control process and corporate governance and address the independent auditor's material weakness conclusions.

      The Company believes that the implementation of the enhancements identified above in this Item 9a and in Note 1 of "Notes to Consolidated Financial Statements" will correct these material weaknesses for future periods, and the Company will continue to examine this issue for possible further enhancements to its control processes.

      In addition, the Company and the Audit Committee will continue to implement enhancements in the Company's control processes as necessary in response to specific accounting and reporting issues arising out of the Audit Committee's internal review. The Company will continue to develop policies and procedures and reinforce compliance with existing policies and procedures in the Company's effort to constantly improve its internal control environment.

      The Company's management, including its principal executive officer and the principal financial officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Based on the evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004, which included an evaluation of the effectiveness of the Company's disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report, and subject to the matters described in this Item 9a, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures needed improvement and were not effective as of June 30, 2004. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company believes, and its principal executive officer and principal financial officer have concluded, that the implementation in fiscal 2005 of the improvements and enhancements described above should be sufficient to provide for adequate and effective disclosure controls and procedures for future periods.

      Appearing as exhibits to this Form 10-K are the certifications of the Company's principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9a contain information concerning the evaluation of the Company's disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and
(c) of the certifications. This Item 9a should be read in conjunction with the certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, principal occupation for the last five years and selected biographical information for each of the directors and executive officers of the Company are set forth below. With respect to the principal occupations held by directors during the past five years, unless otherwise stated, the occupations listed below have been held during the entire past five years. All information is provided as of October 25, 2004.

DIRECTORS

         ROBERT D. WALTER (Age 59) Director, Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979, and with the Company's predecessor business since its formation in 1971. Mr. R. Walter also serves as a director of the American Express Company, a travel, financial and network services company; and Viacom Inc., a media company. Mr. R. Walter is the father of Matthew D. Walter, a director of the Company. Mr. R. Walter's term as a director of the Company expires in 2006.

         DAVE BING (Age 60) Director of the Company since 2000; Chairman and Chief Executive Officer of The Bing Group, L.L.C., an automotive parts manufacturer. Mr. Bing also serves as a director of DTE Energy Company. Mr. Bing's term as a director of the Company expires in 2006.

         GEORGE H. CONRADES (Age 65) Director of the Company since 1999; Chairman and Chief Executive Officer of Akamai Technologies, Inc., an e-business infrastructure provider ("Akamai"), since April 1999; Venture partner in Polaris Venture Partners, an early stage investment company, since August 1998. Mr. Conrades also serves as a director of Akamai and Harley-Davidson, Inc., a motorcycle manufacturer. Mr. Conrades' term as a director of the Company expires in 2004.

         JOHN F. FINN (Age 56) Director of the Company since 1994; Chairman and Chief Executive Officer of Gardner, Inc., an outdoor power equipment distributor. Mr. Finn also serves as a director of the One Group Mutual Funds, a registered investment company. Mr. Finn's term as a director of the Company expires in 2006.

         ROBERT L. GERBIG (Age 59) Director of the Company since its formation in 1979, and with the Company's predecessor business since 1975; Retired Chairman and Chief Executive Officer of Gerbig, Snell/Weisheimer & Associates, Inc., an advertising agency. Mr. Gerbig's term as a director of the Company expires in 2004.

         JOHN F. HAVENS (Age 77) Director of the Company since 1979; Director Emeritus and retired Chairman of Bank One Corporation, a bank holding company ("Bank One"). Mr. Havens' term as a director of the Company expires in 2006.

         J. MICHAEL LOSH (Age 58) Director of the Company since 1996; Chief Financial Officer of the Company on an interim basis since July 2004; Chairman of Metaldyne Corporation, an automotive parts manufacturer ("Metaldyne"), October 2000 to April 2002; Chief Financial Officer of General Motors Corporation, an automobile manufacturer, 1994 to August 2000. Mr. Losh also serves as a director of AMB Property Corporation, an industrial real estate owner and operator; Aon Corporation, an insurance brokerage, consulting and underwriting company ("Aon"); H.B. Fuller Company, a specialty chemicals and industrial adhesives manufacturer; Masco Corp., a manufacturer of home improvement and building products; Metaldyne; and TRW Automotive Holdings Corp., a supplier of automotive systems, modules and components. Mr. Losh's term as a director of the Company expires in 2005.

         JOHN B. MCCOY (Age 61) Director of the Company since 1987; Retired Chairman of Corillian Corporation, an online banking and software services company, June 2000 to January 2004; Chief Executive Officer of Bank One, 1984 to December 1999. Mr. McCoy also serves as a director of the Federal Home Loan Mortgage Corporation, a corporation supporting homeownership and rental housing; and SBC Communications, Inc., a telecommunications systems company. Mr. McCoy's term as a director of the Company expires in 2005.

         RICHARD C. NOTEBAERT (Age 57) Director of the Company since 1999; Chairman and Chief Executive Officer of Qwest Communications International Inc., a telecommunications systems company ("Qwest"), since July 2002; President and Chief Executive Officer of Tellabs, Inc., a communications equipment and services provider, September 2000 to July 2002; Chairman and Chief Executive Officer of Ameritech Corporation, a full-service communications company, April 1994 to December 1999. Mr. Notebaert also serves as a director of Qwest and Aon. Mr. Notebaert's term as a director of the Company expires in 2004.

         MICHAEL D. O'HALLERAN (Age 54) Director of the Company since 1999; Senior Executive Vice President of Aon since September 2004; President and Chief Operating Officer of Aon, April 1999 to September 2004. Mr. O'Halleran also serves as a director of Aon. Mr. O'Halleran's term as a director of the Company expires in 2005.

         DAVID W. RAISBECK (Age 55) Director of the Company since 2002; Vice Chairman of Cargill, Incorporated, a marketer, processor and distributor of agricultural, food, financial and industrial products and services ("Cargill"), since November 1999, and other merchandising and management positions with Cargill prior to that. Mr. Raisbeck also serves as a director of Eastman Chemical Company, a plastics, chemicals and fibers manufacturer. Mr. Raisbeck's term as a director of the Company expires in 2006.

         JEAN G. SPAULDING, M.D (Age 57) Director of the Company since 2002; Consultant, Duke University Health System, a non-profit academic health care system, since January 2003; Trustee, The Duke Endowment, a charitable trust, since January 2002; Private medical practice in psychiatry since 1977; Associate Clinical Professorships at Duke University Medical Center, a non-profit academic hospital, since 1998; Vice Chancellor for Health Affairs, Duke University Health System, 1998 to 2002. Dr. Spaulding's term as a director of the Company expires in 2005.

         MATTHEW D. WALTER (Age 35) Director of the Company since 2002; Chief Executive Officer of BoundTree Medical Products, Inc., a provider of medical equipment to the emergency medical market, since November 2000; Managing Partner of Talisman Capital, a private investment company, since June 2000; Vice President and General Manager of National PharmPak, Inc., a subsidiary of the Company, July 1996 to September 2000. Mr. M. Walter also serves as a director of Bancinsurance Corporation, an insurance holding company. Mr. M. Walter is the son of Robert D. Walter, Chairman and Chief Executive Officer of the Company. Mr. M. Walter's term as a director of the Company expires in 2005.

EXECUTIVE OFFICERS

         Of the above directors, Messrs. R. Walter and Losh also are executive officers of the Company.

         GEORGE L. FOTIADES (Age 51) President and Chief Operating Officer since February 2004; President and Chief Executive Officer - Life Sciences Products and Services, December 2002 to February 2004; Executive Vice President and President and Chief Operating Officer - Pharmaceutical Technologies and Services, November 2000 to December 2002; Executive Vice President and Group President of Scherer, a subsidiary of the Company, August 1998 to October 2000. Mr. Fotiades serves as a director of ProLogis.

         RONALD K. LABRUM (Age 48) Chairman and Chief Executive Officer - Integrated Provider Solutions and Cardinal Health - International since August 2004; President and Chief Executive Officer - Integrated Provider Solutions, February 2004 to August 2004; Executive Vice President and Group President - Medical Products and Services, November 2000 to February 2004; President, Manufacturing and Distribution of Allegiance, a subsidiary of the Company, October 2000 to November 2000; Corporate Vice President, Regional Companies/Health Systems of Allegiance, January 1997 to October 2000.

         MARK W. PARRISH (Age 49) Chairman and Chief Executive Officer - Pharmaceutical Distribution and Provider Services since August 2004; Executive Vice President and Group President - Pharmaceutical Distribution, January 2003 to August 2004; President, Medicine Shoppe, a subsidiary of the Company, July 2001 to January 2003; Executive Vice President - Retail Sales and Marketing, June 1999 to July 2001.

         DAVID L. SCHLOTTERBECK (Age 57) Chairman and Chief Executive Officer - Clinical Technologies and Services since August 2004; President of ALARIS, a subsidiary of the Company, June 2004 to August 2004; President and Chief Executive Officer and a director of ALARIS, November 1999 to June 2004; President and Chief Operating Officer of ALARIS, April 1999 to November 1999.

         JODY R. DAVIDS (Age 48) Executive Vice President and Chief Information Officer since March 2003; Senior Vice President - Information Technology - Pharmaceutical Distribution, January 2000 to March 2003; Director of Technology Services of NIKE, Inc., a designer, marketer and distributor of athletic footwear, apparel, equipment and accessories for sports and fitness activities, April 1997 to January 2000.

         GARY D. DOLCH (Age 57) Executive Vice President - Quality and Regulatory Affairs since December 2002; Senior Vice President of Quality and Regulatory Affairs of the American Red Cross, May 2001 to December 2002; Vice President, Quality Assurance for the pharmaceutical operations of BASF, a chemical company, under the Knoll name, April 1995 to May 2001.

         BRENDAN A. FORD (Age 46) Executive Vice President - Corporate Development since November 1999; Senior Vice President - Corporate Development, February 1996 to November 1999.

         ANTHONY J. RUCCI (Age 54) Executive Vice President and President of Strategic Corporate Resources since August 2004; Executive Vice President and Chief Administrative Officer, January 2000 to August 2004; Executive Vice President - Human Resources, November 1999 to January 2000; Dean of the University of Illinois at Chicago's College of Business Administration, 1998 to November 1999.

         CAROLE S. WATKINS (Age 44) Executive Vice President - Human Resources since August 2000; Senior Vice President - Human Resources - Pharmaceutical Distribution and Provider Services, February 2000 to August 2000; Vice President
- Human Resources - Cardinal Distribution, November 1996 to February 2000.

         PAUL S. WILLIAMS (Age 45) Executive Vice President, Chief Legal Officer and Secretary since April 2001; Senior Vice President, Deputy General Counsel and Assistant Secretary, January 2001 to March 2001; Vice President, Deputy General Counsel and Assistant Secretary, July 1999 to January 2001. Mr. Williams serves as a director of State Auto Financial Corporation.

APPOINTMENT OF NEW PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

      Effective as of July 26, 2004, Mr. Losh was appointed the Company's Chief Financial Officer on an interim basis and its principal financial officer, replacing Richard J. Miller. Effective as of October 24, 2004, Mr. Losh was appointed the Company's principal accounting officer, replacing Gary S. Jensen, who remains the Company's Controller. Mr. Losh's biographical information appears above. The Company entered into an employment agreement with Mr. Losh effective July 26, 2004, the material terms of which are described below in "Item 11: Executive Compensation," under the heading "Employment Agreements and Other Arrangements." The compensation to be provided to Mr. Losh under the employment agreement will not be adjusted as a result of Mr. Losh taking on the additional role of principal accounting officer.

COMPOSITION OF BOARD COMMITTEES

         Messrs. Finn (Chairman), Bing, Conrades, Gerbig, O'Halleran and Raisbeck are the current members of the Audit Committee of the Company's Board of Directors. Messrs. McCoy (Chairman), Havens and Notebaert and Dr. Spaulding are the current members of the Board's Human Resources and Compensation Committee (the "Compensation Committee"). Messrs. Conrades (Chairman), Finn, Havens and McCoy are the current members of the Board's Nominating and Governance Committee.

AUDIT COMMITTEE FINANCIAL EXPERTS

         The Board of Directors has determined that each of Messrs. Finn and O'Halleran is an "audit committee financial expert" for purposes of the SEC rules. In addition, the Board of Directors has determined that each of Messrs. Finn and O'Halleran is independent, as defined by the New York Stock Exchange.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal 2004 and any written representations regarding the same, except as set forth below, all officers and directors of the Company, as well as the beneficial holders of more than 10% of the Company's Common Shares, timely filed all reports required under Section 16(a) of the Exchange Act during fiscal 2004. Nine of the Company's directors and one executive officer inadvertently did not report de minimis exempt acquisitions consisting of dividends that were reinvested in Common Share units in the Company's non-qualified deferred compensation plans. The aggregate number of Common Share units acquired by these directors and the executive officer as a result of dividend reinvestment was 35. The directors have correctly reported the balance of their holdings in the deferred compensation plans in all filings to date. The executive officer has correctly reported the balance of his holdings in the deferred compensation plans in subsequent filings.

POLICIES ON BUSINESS ETHICS

         All of the Company's employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as its directors, are required to comply with the Company's Standards of Business Ethics to ensure that the Company's business is conducted in a consistently legal and ethical manner. The full text of the Cardinal Health Ethics Guide, which includes the Standards of Business Ethics, is posted on the Company's website, at www.cardinal.com, under the "Investor Relations--Ethics policy" captions. This information also is available in print (free of charge) to any shareholder who requests it from the Company's Investor Relations department. The Company will disclose future amendments to, or waivers from, its Standards of Business Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website within four business days following the date of the amendment or waiver. In addition, the Company also will disclose any waiver from its Standards of Business Ethics for its executive officers and its directors on its website.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

         The following information is set forth with respect to the Company's Chief Executive Officer, each of the Company's four other most highly compensated executive officers, and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at June 30, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                ANNUAL COMPENSATION                              AWARDS
                                  -------------------------------------------------    ---------------------------
                                                                         OTHER         RESTRICTED       SECURITIES
                                                                         ANNUAL           STOCK         UNDERLYING   ALL OTHER
            NAME AND              FISCAL     SALARY        BONUS      COMPENSATION        AWARDS          OPTIONS   COMPENSATION
       PRINCIPAL POSITION          YEAR        ($)          ($)          ($)(1)          ($)(2)            (#)        ($)(3)
       ------------------         ------   ----------    ----------   ------------     ----------      ----------- -------------
Robert D. Walter                   2004    $1,037,500    $        0    $112,363(4)     $         0       507,086   $   12,349
Chairman and                       2003    $1,015,144    $2,112,135    $111,374(4)     $         0       486,009   $   36,473(5)
Chief Executive Officer            2002    $1,000,000    $2,701,370    $173,545(4)     $10,354,500(6)    440,529   $  208,938
                                   ----    ----------    ----------    --------        -----------       -------   ----------
George L. Fotiades                 2004    $  622,692    $        0        --          $         0       225,000   $   11,278
President and                      2003    $  531,633    $  387,412        --          $         0       250,000   $   35,957
Chief Operating Officer            2002    $  495,692    $  498,482        --          $         0        67,915   $1,052,667(7)(8)
                                   ----    ----------    ----------    --------        -----------       -------   ----------

Ronald K. Labrum                   2004    $  488,540    $        0        --          $   306,900(6)     85,280   $    7,321
Chairman and Chief Executive       2003    $  429,423    $  247,562        --          $         0        53,019   $   29,512
Officer - Integrated Provider      2002    $  418,462    $  317,886        --          $         0        44,604   $   28,444
Solutions and Cardinal             ----    ----------    ----------    --------        -----------       -------   ----------
Health - International

Anthony J. Rucci                   2004    $  445,800    $        0        --          $         0        57,021   $    8,864
Executive Vice President and       2003    $  433,639    $  279,068        --          $         0        48,822   $   34,061
President of Strategic Corporate   2002    $  416,219    $  398,263        --          $         0        48,164   $  383,729(7)
Resources                          ----    ----------    ----------    --------        -----------       -------   ----------

Stephen S. Thomas                  2004    $  427,662    $        0        --          $         0             0   $  784,958(9)
Former Executive Vice President    2003    $  397,331    $  378,727        --          $         0        91,237   $   37,493
and Group President -              2002    $  380,694    $  372,003        --          $         0        38,546   $  698,229(7)
Automation and Information         ----    ----------    ----------    --------        -----------       -------   ----------
Services

Richard J. Miller                  2004    $  407,400    $        0        --          $         0        52,134   $    8,624
Former Executive Vice President    2003    $  396,309    $  247,555        --          $         0        44,686   $   34,789
and Chief Financial Officer        2002    $  371,361    $  343,000        --          $         0        41,233   $  309,729(7)
                                   ----    ----------    ----------    --------        -----------       -------   ----------

(1) "--" indicates that the aggregate amount of perquisites and other personal benefits, securities or property in the aggregate did not exceed the lesser of $50,000 or 10% of the total of Salary and Bonus, and the executive had no other compensation reportable under this category.

(2) Aggregate restricted share unit holdings and values on June 30, 2004 (based upon the closing price of the Common Shares on the New York Stock Exchange on that date, the last trading day of fiscal 2004) for the named executive officers are as follows: Mr. R. Walter - 264,644 shares, $18,538,312; Mr. Fotiades - 26,362 shares, $1,846,658; Mr.
         Labrum - 5,000 shares, $350,250; Mr. Rucci - 25,620 shares, $1,794,681;
         Mr. Thomas - 31,039 shares, $2,174,282; and Mr. Miller - 8,325 shares, $583,166. Dividend equivalents are paid in cash on restricted share units.

(3) Amounts shown represent Company contributions to the executive's account under the Company's Profit Sharing, Retirement and Savings Plan and Deferred Compensation Plan for fiscal 2004 as follows: Mr. R. Walter - $12,349; Mr. Fotiades - $11,278; Mr. Rucci - $8,864; Mr.
         Labrum - $7,321; Mr. Thomas - $8,703; and Mr. Miller - $8,624.

(4) Includes $112,363, $111,012 and $160,827 as the incremental cost to the Company, and related gross-up for taxes, relating to personal use by Mr. R. Walter of a Company airplane for fiscal 2004, 2003 and 2002, respectively.

(5) Includes $2,364 for premiums paid by the Company on a split-dollar life insurance arrangement entered into on April 16, 1993 between the Company, Mr. R. Walter and a trust for Mr. R. Walter's family. This arrangement terminated by its terms on January 12, 2003, and the Company recovered the then-current cash surrender value of the underlying insurance policy.

(6) Includes restricted share units that vest as follows: Mr. R. Walter - 150,000 shares vesting on January 15, 2006; and Mr. Labrum - 5,000 shares vesting on November 17, 2006.

(7) Includes the vesting of cash incentive awards, granted in fiscal 2000, as follows: Mr. Fotiades - $878,750; Mr. Rucci - $351,500; Mr. Thomas - $666,000; and Mr. Miller - $277,500. Employment agreements between the Company and each of these executive officers during fiscal 2000 provided for such cash incentive awards if the executive officer remained employed by the Company through February 9, 2002. The agreements with Messrs. Fotiades and Thomas have since been replaced and superceded. See "Employment Agreements and Other Arrangements" below. The agreements with Messrs. Rucci and Miller have since expired.

(8) Includes $166,667 paid to Mr. Fotiades as an incentive fee pursuant to certain provisions contained in an employment agreement entered into between the Company and Mr. Fotiades at the time the Company acquired Scherer. The agreement has since been replaced and superceded. See "Employment Agreements and Other Arrangements" below.

(9) Includes $776,255 in severance payable to Mr. Thomas pursuant to certain provisions of an employment agreement entered into between the Company and Mr. Thomas during fiscal 2003. See "Employment Agreements and Other Arrangements" below.

         With respect to the bonus determinations made for executive officers for fiscal 2004, the Compensation Committee Report that will be included in the Company's fiscal 2004 proxy statement for its annual meeting of shareholders states, in part: "Although the Company achieved double-digit earnings per share growth during fiscal 2004, actual operating earnings were well below the Company's internal performance goals for the year, particularly during the third and fourth quarters. Based on this shortfall and other qualitative factors considered by the Compensation Committee, overall funding of the Company's Management Incentive Plan incentive award pool for the Company's management level employees was significantly below targeted amounts. However, in light of the Company's pay-for-performance philosophy, it was determined that the Company's executive officers (including Mr. R. Walter) would not share in that incentive award pool, and therefore would receive no incentive awards for fiscal 2004. The Compensation Committee determination of a zero incentive award payout for the Company's executive officers was based upon the factors described above applicable to fiscal 2004, and does not reflect the Company's overall objectives concerning annual cash incentives for its executive officers."

                      OPTION GRANTS IN LAST FISCAL YEAR (1)

                            INDIVIDUAL GRANTS
----------------------------------------------------------------------------
                                                                                         POTENTIAL REALIZABLE
                                      PERCENT OF                                           VALUE AT ASSUMED
                         NUMBER OF       TOTAL                                             ANNUAL RATES OF
                        SECURITIES      OPTIONS                                              STOCK PRICE
                        UNDERLYING    GRANTED TO                                           APPRECIATION FOR
                          OPTIONS      EMPLOYEES     EXERCISE                               OPTION TERM (4)
                          GRANTED      IN FISCAL       PRICE     EXPIRATION    ----------------------------------
        NAME              (#)(1)       YEAR (2)      ($/SH)(3)      DATE       0% ($)      5% ($)       10% ($)
        ----            ----------    ----------    ----------   ----------    ------   -----------   -----------
Robert D. Walter          507,086        4.3%         $61.38     11/17/2013    $0.00    $19,574,307   $49,605,136
George L. Fotiades        225,000        1.9%         $64.11       2/1/2014    $0.00    $ 9,071,648   $22,989,337
Ronald K. Labrum           85,280        0.7%         $61.38     11/17/2013    $0.00    $ 3,291,940   $ 8,342,423
Anthony J. Rucci           57,021        0.5%         $61.38     11/17/2013    $0.00    $ 2,201,099   $ 5,578,017
Stephen S. Thomas               0          0%             --             --    $0.00             --            --
Richard J. Miller          52,134        0.4%         $61.38     11/17/2013    $0.00    $ 2,012,453   $ 5,099,952

(1) All options granted during the fiscal year to the named executive officers are nonqualified stock options granted under the Company's Amended and Restated Equity Incentive Plan, as amended (the "Equity Incentive Plan"), are exercisable in full on and after the third anniversary from the date of grant, and have a term of 10 years.

(2) Based on total options to purchase 11,842,030 Common Shares granted to all employees during fiscal 2004 under the Company's Equity Incentive Plan and Broadly-based Equity Incentive Plan, as amended.

(3)      Market price on date of grant.

(4) These amounts are based on hypothetical annual appreciation rates of 0%, 5% and 10% over the full term of the applicable option and are not intended to forecast the actual future appreciation of the Company's stock price. No gain to optionees is possible without an actual increase in the price of the Company's Common Shares, which benefits all of the Company's shareholders.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                             OPTIONS AT               IN-THE-MONEY OPTIONS AT
                         SHARES        VALUE                  FY-END (#)                    FY-END ($)(2)
                      ACQUIRED ON     REALIZED       --------------------------    ----------------------------
      NAME            EXERCISE (#)     ($)(1)        EXERCISABLE  UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
      ----            ------------   ----------      -----------  -------------    -----------    -------------
Robert D. Walter         -0-         $        0        1,624,517      1,433,624    $52,550,526       $7,000,887
George L. Fotiades       -0-         $        0          434,728        542,915    $13,865,595       $2,006,434
Ronald K. Labrum         -0-         $        0          249,084        182,903    $11,681,379       $  940,346
Anthony J. Rucci         -0-         $        0          136,043        154,007    $ 3,699,066       $  693,259
Stephen S. Thomas      45,000        $1,447,545          133,768        129,783    $ 3,512,092       $  466,324
Richard J. Miller        -0-         $        0          179,095        138,053    $ 5,427,275       $  628,481

(1) Value calculated as the amount by which the fair market value of the Common Shares on the date of exercise exceeds the option exercise price before payment of any taxes.

(2) Value calculated as the amount by which the market value of the Common Shares, based upon the closing price per Common Share of $70.05 on June 30, 2004 (the last trading day of fiscal 2004), exceeds the option exercise price.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

         During fiscal 2004, the Company amended and restated employment agreements with Mr. R. Walter (the "Walter Agreement"), Mr. Fotiades (the "Fotiades Agreement") and Mr. Labrum (the "Labrum Agreement"). Mr. Thomas' employment, which has been terminated, was governed by an employment agreement dated February 5, 2003 (the "Thomas Agreement"). In addition, in July 2004, the Company entered into an employment agreement with Mr. Losh, who was appointed Chief Financial Officer of the Company on an interim basis. Each of Messrs. R. Walter, Fotiades, Labrum, Thomas and Losh agreed under their respective agreements to comply with certain non-compete and non-solicitation covenants during the term of their employment and generally for a period ranging from one to two years thereafter. In addition, Messrs. R. Walter, Fotiades, Labrum, Thomas and Losh are obligated to keep the Company's proprietary information and trade secrets confidential.

         The Walter Agreement amends and restates as of February 1, 2004, the employment agreement dated November 20, 2001 (the "Initial Walter Agreement") between the Company and Mr. R. Walter. Under the Walter Agreement, the Company agreed to employ Mr. R. Walter as Chairman and Chief Executive Officer until February 1, 2007. However, commencing on February 1, 2006, the term shall be extended each day by one day to create a new one year term until, at any time at or after such date, either party provides written notice of termination to be effective one year from the notice date.

         The Walter Agreement provides for an annual base salary of not less than $1,000,000, which will be reviewed simultaneously with the salaries of all the Company's executive officers, and eligibility for an annual cash bonus target of at least 250% of annual base salary (although no bonus was awarded to Mr. R. Walter for fiscal 2004). The Walter Agreement further provides for equity and non-equity awards under the Company's long-term incentive compensation plans consistent with past practice and competitive pay practices, including an annual stock option award with a value of no less than 3,000% of annual base salary in terms of dollars at work. The Initial Walter Agreement provided Mr. R. Walter with 150,000 shares of deferrable restricted share units effective November 20, 2001. The Walter Agreement, as revised in fiscal 2004, extends the vesting date of those restricted share units from June 30, 2004 to January 15, 2006 and the vesting date of certain options from November 19, 2004 to January 15, 2006.

         Under the Walter Agreement, if the Company terminates Mr. R. Walter's employment other than for cause, death or disability, or if Mr. R. Walter terminates his own employment for good reason, then he is paid: (i) any earned but unpaid salary; (ii) a prorated portion of his recent average bonus (based on the average bonus earned in the three previous fiscal years, but not less than his annual target bonus); and (iii) two times the sum of his annual salary then in effect and recent average bonus (or three times such sum if a change of control has occurred within the last three years). If Mr. R. Walter's employment is terminated by death or disability, then he is paid: (i) any earned but unpaid salary; and (ii) a prorated portion of his recent average bonus. If Mr. R. Walter's employment is terminated for any of the reasons above, any stock options, restricted shares and restricted share units held by Mr. R. Walter vest immediately and are exercisable until the end of the applicable term of such award (except that under the Walter Agreement Mr. R. Walter will be treated as a consulting employee and these awards continue to vest in accordance with their terms where Mr. R. Walter's employment is terminated by disability or retirement and the award agreement does not provide for immediate vesting). If the Company terminates Mr. R. Walter's employment for cause or if Mr. R. Walter terminates his own employment without good reason, then he is paid any earned but unpaid salary but no portion of his bonus. If Mr. R. Walter's employment is terminated for any of the reasons above, to the extent not already provided or paid, he will also receive any other benefits to which he is entitled pursuant to, and in accordance with the terms of, existing Company programs and plans. In the event that any payments made to Mr. R. Walter would be subject to the excise tax imposed on "parachute payments" by the Internal Revenue Code of 1986, as amended (the "Code"), under the Walter Agreement, the Company will "gross-up" Mr. R. Walter's compensation for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).

         The Company recently identified an issue with respect to an option award that the Board of Directors and its Compensation Committee granted to Mr.
R. Walter in November 1999 for 1,425,000 shares (giving effect to stock splits occurring after the date of grant). This option award was in excess of that permitted to be granted to a single individual during any fiscal year under the Company's Equity Incentive Plan. The maximum number of shares that could be granted pursuant to the terms of the Equity Incentive Plan was 562,500 shares (although the Company would have been permitted at the time to make a larger grant outside of such Plan). The information set forth in the "Aggregated Option Exercises in Last Fiscal Year and FY-End Values" table above under the heading "Equity Compensation Tables" and the beneficial ownership table and equity compensation plan information under "Item 12: Security Ownership of Certain Beneficial Owners and Management" below with respect to Mr. R. Walter has been revised to reflect the maximum number of shares that could be granted under the Plan. The Compensation Committee is currently exploring alternatives to substitute the remaining portion of the stock option granted to him in November 1999 in excess of 562,500 shares with equivalent value.

         The Fotiades Agreement replaced the employment agreement previously in place between the Company and Mr. Fotiades. Under the Fotiades Agreement, the Company agreed to employ Mr. Fotiades as President and Chief Operating Officer for three years commencing on February 1, 2004. The Fotiades Agreement provides for an annual base salary of not less than $725,000 and an annual bonus target equal to 160% of annual base salary payable under the terms of the bonus plan for which Mr. Fotiades is eligible (although no bonus was awarded to Mr. Fotiades for fiscal 2004). The Fotiades Agreement further provides for an initial stock option grant of 225,000 shares (the "2004 Option"), eligibility for annual stock option grants beginning in fiscal year 2006 and relocation benefits.

         Under the Fotiades Agreement, if the Company terminates Mr. Fotiades' employment without cause before February 1, 2009, if Mr. Fotiades' employment is terminated within one year after a change of control (other than because of death, incapacity, retirement or for cause) or if he terminates his employment within one year after a change of control that leads to a qualifying material diminution of his duties, then he receives: (i) two times the sum of his salary in effect on the day immediately prior to termination and his annual bonus target; (ii) any vested benefits required to be paid or provided in law; and
(iii) all benefits provided in the 2004 Option agreement and a November 18, 2002 option agreement. If Mr. Fotiades terminates his employment or if his employment is terminated by incapacity, death, retirement or for cause, then he receives:
(i) any earned but unpaid salary; (ii) benefits under any long-term disability insurance coverage (in the event of termination due to incapacity); (iii) any vested benefits required to be paid or provided in law; and (iv) any benefits provided for under his then-outstanding equity incentive awards.

         The Labrum Agreement replaced the employment agreement previously in place between the Company and Mr. Labrum. Under the Labrum Agreement, the Company agreed to employ Mr. Labrum as Executive Vice President and Group President - Medical Products and Services for three years commencing on November 5, 2003. The Labrum Agreement provides for an annual base salary of not less than $480,000 and an annual bonus target equal to 90% of annual base salary payable under the terms of the bonus plan for which Mr. Labrum is eligible (although no bonus was awarded to Mr. Labrum for fiscal 2004). The Labrum Agreement further provides for a stock option grant of 25,000 shares (the "FY2004 Option") and a grant of 5,000 restricted share units effective November 17, 2003.

         Under the Labrum Agreement, if the Company terminates Mr. Labrum's employment without cause, if Mr. Labrum's employment is terminated within one year after a change of control (other than because of death, incapacity or for cause) or if he terminates his employment within one year after a change of control that leads to a material diminution of his duties, then he receives: (i) the sum of his salary in effect on the day immediately prior to termination and his annual bonus target; (ii) any vested benefits required to be paid or provided in law; and (iii) all benefits provided for under the FY2004 Option. If Mr. Labrum terminates his employment or if his employment is terminated by incapacity, death or for cause, then he receives: (i) any earned but unpaid salary; (ii) benefits under any long-term disability insurance coverage (in the event of termination due to incapacity); (iii) any vested benefits required to be paid or provided in law; and (iv) any benefits provided for under the FY2004 Option.

         Mr. Thomas' employment with the Company terminated on June 14, 2004. Under the Thomas Agreement, the Company agreed to employ Mr. Thomas as Executive Vice President and Group President - Automation and Information Services for three years commencing on February 5, 2003. The Thomas Agreement provided for an annual base salary of not less than $408,000 and an annual bonus target equal to 90% of annual base salary payable under the terms of the bonus plan for which Mr. Thomas was eligible (although no bonus was awarded to Mr. Thomas for fiscal
2004). The Thomas Agreement further provided for an initial stock option grant of 50,000 shares (the "FY2003 Option").

         The Thomas Agreement also provided for severance payments and benefits to Mr. Thomas if the Company terminated Mr. Thomas' employment without cause prior to the end of his employment period, including (i) payment of the sum of his salary in effect on the day immediately prior to termination and his annual bonus target; (ii) any vested benefits required to be paid or provided in law; and (iii) all benefits provided for under the FY2003 Option. The termination by the Company of Mr. Thomas' employment was without cause, and pursuant to the terms of the Thomas Agreement, a severance payment of $776,255 is payable to Mr. Thomas in twelve equal monthly installments beginning January 2005.

         The Company recently entered into an employment agreement with Mr. Losh (the "Losh Agreement"). Under the Losh Agreement, the Company agreed to employ Mr. Losh as interim Chief Financial Officer for one year commencing on July 26, 2004. As compensation for the services rendered thereunder, the Losh Agreement provides for an option grant to purchase 210,000 shares at an exercise price of $44 per share, the closing price of the Common Shares on July 27, 2004. The option becomes exercisable in full on July 27, 2007. The Losh Agreement also provides that Mr. Losh is eligible to receive reimbursement for reasonable expenses incurred by Mr. Losh during his employment (including travel and living expenses) in accordance with policies, practices and procedures of the Company applicable to Mr. Losh. During his employment, Mr. Losh is not eligible to receive annual option grants during fiscal 2005, unless approved by the Compensation Committee, or compensation payable solely to nonemployee directors of the Company.

         The Company's Equity Incentive Plan, as well as the Company's Stock Incentive Plan, as amended (the "Stock Incentive Plan"), which has been replaced by the Equity Incentive Plan as to ongoing grants, provide for acceleration of the vesting of stock options, restricted share awards and restricted share unit awards based upon the occurrence of a change of control of the Company. Messrs.
R. Walter and Miller continue to hold stock options that remain outstanding under the Stock Incentive Plan.

PENSION PLAN

         Mr. Fotiades participates in a defined benefit and supplemental plan (the "Pension Plan") which was assumed by the Company when it acquired Scherer in 1998.

         Benefits payable under the Pension Plan at retirement are determined primarily by average final compensation and years of service. The compensation covered by the Pension Plan for Mr. Fotiades is substantially the same as that set forth in the Salary and Bonus columns of the Summary Compensation Table above under the heading "Equity Compensation Tables." The defined benefit plan was frozen as of December 31, 2002, and the supplemental plan was frozen as of December 31, 2001. No additional benefits will be earned and no compensation or credited service will be considered beyond these dates. Mr. Fotiades has 6.5 years of service credited under the defined benefit plan and 5.5 years of service credited under the supplemental plan.

         The annual amount payable to Mr. Fotiades upon retirement is $20,645. The benefits are payable as a straight-life annuity beginning at age 65. These benefits are not subject to any deduction for Social Security or any other offset amounts.

COMPENSATION OF DIRECTORS

         During fiscal 2004, the Company's directors each were paid a retainer of $10,000 per quarter. The chairperson of the Audit Committee and each director serving as the chairperson of another Board committee received an additional $3,000 and $1,500 per quarter, respectively, for such service during fiscal 2004. Effective as of the beginning of fiscal 2005, the fees for the chairperson of the Audit Committee were increased to $3,750 per quarter, and the fees for the chairperson of the Compensation Committee were increased to $2,000 per quarter. The fees for the chairperson of the Nominating and Governance Committee remain at $1,500 per quarter. Also effective as of fiscal 2005, the retainer for each director serving on the Company's Audit Committee was increased to $10,500 per quarter, and the retainer for the Company's non-management presiding director, currently Mr. McCoy, was increased to $12,500 per quarter. In addition to regular compensation paid to the chairpersons of each Committee, the members of the Audit Committee and the presiding director, directors may receive additional compensation for the performance of duties assigned by the Board or its committees that are considered beyond the scope of the ordinary responsibilities of directors or committee members. Directors may elect to defer payment of their fees into the Company's Directors Deferred Compensation Plan, one of the investment alternatives for which is a Company Common Shares Fund. The Company also reimburses directors for out-of-pocket travel expenses incurred in connection with attendance at Board and committee meetings.

         Directors receive an annual option grant to purchase Common Shares with an aggregate exercise price of $300,000. Each director also receives, upon first appointment or election to the Board, an option grant to purchase Common Shares with an aggregate exercise price of $300,000. The exercise price per share of these options is the fair market value of a Common Share on the date of grant. The actual value of the options will be the difference between the market value of the underlying Common Shares on the exercise date and the exercise price. In determining the value of the director options and, thus, the total compensation to directors, the Board of Directors made certain assumptions about the future increase in the market value of the Company's Common Shares over the term of the options. The options are granted pursuant to the Company's Equity Incentive Plan and Outside Directors Equity Incentive Plan. All grants to directors generally vest immediately and are exercisable for 10 years from the date of grant. Options granted to directors are treated as nonqualified options under the Code. On November 17, 2003, Messrs. Bing, Conrades, Finn, Gerbig, Havens, Losh, McCoy, Notebaert, O'Halleran, Raisbeck and M. Walter and Dr. Spaulding each were granted options to purchase 5,084 Common Shares (having an aggregate exercise price of $300,000) in accordance with the provisions of the Equity Incentive Plan and the Outside Directors Equity Incentive Plan. Mr. R. Walter does not receive any of the compensation described in this paragraph or the preceding paragraph. Since his appointment on July 26, 2004 as Chief Financial Officer on an interim basis, Mr. Losh has not received, and does not currently receive, any of the compensation described in this paragraph or the preceding paragraph.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of October 25, 2004, by:
(a) the Company's directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table under the heading "Equity Compensation Tables" in "Item 11: Executive Compensation" above; and (d) the Company's executive officers and directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting and investment power with respect to all Common Shares set forth opposite their names:

                                                    NUMBER OF
                                                   COMMON SHARES
NAME OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   PERCENT OF CLASS
------------------------                          ------------------   ----------------
FMR Corp.(1)                                         50,197,132             11.6%
Wellington Management Company, LLP(2)                25,256,727              5.8%
Robert D. Walter(3)(4)(5)(6)                          6,091,835              1.4%
Matthew D. Walter(7)(8)                               1,385,009                 *
George L. Fotiades(4)(5)(6)                             545,368                 *
Ronald K. Labrum (4)(5)(6)                              313,849                 *
Richard J. Miller (4)(5)(6)(9)                          240,174                 *
Anthony J. Rucci(4)(5)(6)                               232,022                 *
John B. McCoy(7)(10)(11)                                124,375                 *
Robert L. Gerbig(7)                                      89,530                 *
John F. Havens(7)(11)(12)                                69,264                 *
John F. Finn(7)(11)(13)                                  60,358                 *
Richard C. Notebaert(7)(11)                              36,917                 *
J. Michael Losh(7)(11)(14)                               34,492                 *
Stephen S. Thomas(4)(5)(6)(15)                           31,748                 *
Michael D. O'Halleran(7)                                 26,095                 *
Dave Bing(7)(11)                                         25,143                 *
George H. Conrades(7)(11)                                22,494                 *
David W. Raisbeck(7)(11)                                 16,895                 *
Jean G. Spaulding(7)(11)                                 13,609                 *
All Executive Officers and Directors as a
   Group (23 Persons)(16)                             9,916,196              2.3%

-----------

         * Indicates beneficial ownership of less than 1% of the outstanding Common Shares.

(1) Based on information obtained from a Schedule 13G/A jointly filed with the SEC on February 17, 2004 by FMR Corp. ("FMR"), Edward C. Johnson, III and Abigail P. Johnson. The address of FMR is 82 Devonshire Street, Boston, Massachusetts 02109. FMR reported that it has sole voting power with respect to 781,067 Common Shares and sole dispositive power with respect to all Common Shares held. The number of shares held by FMR may have changed since the filing of the Schedule 13G/A.

(2) Based on information obtained from a Schedule 13G filed with the SEC on February 12, 2004 by Wellington Management Company, LLP ("Wellington"). The address of Wellington is 75 State Street, Boston, Massachusetts 02109. Wellington reported that it has shared voting power with respect to 10,663,495 Common Shares, and shared dispositive power with respect to all Common Shares held. The number of shares held by Wellington may have changed since the filing of the Schedule 13G.

(3) Includes a total of 2,283,564 Common Shares held in Mr. R. Walter's four grantor retained annuity trusts and 500,000 Common Shares beneficially owned by Mr. R. Walter through a limited liability company in which Mr. R. Walter holds the controlling interest and is the sole manager.

(4) Common Shares and the percent of class listed as being beneficially owned by the Company's named executive officers include outstanding options to purchase Common Shares which are exercisable within 60 days of October 25, 2004, as follows: Mr. R. Walter - 1,624,517 shares; Mr. Fotiades - 502,643 shares; Mr. Labrum - 293,688 shares; Mr. Rucci - 184,207 shares (such options being held in a trust of which Mr. Rucci is trustee and the sole beneficiary during his life); Mr. Thomas - 0 shares; and Mr. Miller - 220,328 shares.

(5) Common Shares and the percent of class listed as being beneficially owned by the Company's named executive officers include restricted share units as of October 25, 2004, as follows: Mr. R. Walter - 264,644 shares; Mr. Fotiades - 26,362 shares; Mr. Labrum - 12,000 shares; Mr. Rucci - 35,620 shares; Mr. Thomas - 31,039 shares; and Mr. Miller - 8,325 shares. Such restricted share units are not deemed to be "beneficially owned" under the SEC rules, but are included in the table above for the convenience of the reader.

(6) Common Shares and the percent of class listed as being beneficially owned by the Company's named executive officers include Common Shares in the Company's Employee Stock Purchase Plan as of October 25, 2004, as follows: Mr. R. Walter - 2,386 shares; Mr. Fotiades - 0 shares; Mr. Labrum - 2,376 shares; Mr. Rucci - 0 shares; Mr. Thomas - 709 shares; and Mr. Miller - 1,946 shares.

(7) Common Shares and the percent of class listed as being beneficially owned by the listed Company directors (except for Mr. R. Walter) include outstanding options to purchase Common Shares which are exercisable within 60 days of October 25, 2004, as follows: Mr. Bing - 22,217 shares; Mr. Conrades - 20,284 shares; Mr. Finn - 26,408 shares; Mr. Gerbig - 26,408 shares; Mr. Havens - 33,226 shares; Mr. Losh - 26,488 shares; Mr. McCoy - 29,540 shares; Mr. Notebaert - 20,284 shares; Mr. O'Halleran - 18,595 shares; Mr. Raisbeck - 12,220 shares; Dr. Spaulding - 12,211 shares; and Mr. M. Walter - 12,211 shares.

(8) Includes 38,872 Common Shares held in trust for the benefit of Mr. M. Walter; 1,112,663 Common Shares beneficially owned by Mr. M. Walter through a limited liability company; 100,000 Common Shares held in Mr.
         M. Walter's grantor retained annuity trust; 3,150 Common Shares held in trusts for the benefit of Mr. M. Walter's children; and 705 Common Shares held by Mr. M. Walter's spouse.

(9) Mr. Miller resigned as Executive Vice President and Chief Financial Officer of the Company effective July 25, 2004. Includes Common Shares beneficially owned by Mr. Miller as of July 25, 2004, except as otherwise indicated in footnotes (4), (5) and (6) above.

(10) Includes 34,137 Common Shares held in trust for the benefit of Mr. McCoy, 6,436 Common Shares held in trust for the benefit of Mr. McCoy's son and 50,773 Common Shares held in the aggregate in Mr. McCoy's two grantor retained annuity trusts.

(11) Includes Common Share units held under the Company's Directors Deferred Compensation Plan as follows: Mr. Bing - 2,926 share units; Mr. Conrades - 1,210 share units; Mr. Finn - 3,651 share units; Mr. Havens
         - 3,033 share units; Mr. McCoy - 3,489 share units; Mr. Notebaert - 3,033 share units; Mr. Raisbeck - 1,675 share units; Dr. Spaulding - 1,248 share units; and Mr. Losh - 3,129 share units. Such Common Share units are not deemed to be "beneficially owned" under the SEC rules, but are included in the table above for the convenience of the reader. Mr. Losh's participation in this Plan was suspended as of July 26, 2004, the effective date of his appointment, on an interim basis, as Chief Financial Officer of the Company.

(12) Includes 26,034 Common Shares held in trust for the benefit of Mr. Havens' spouse and children.

(13)     Includes 1,032 Common Shares held by Mr. Finn's spouse.

(14) Includes 1,500 Common Shares held in trust for the benefit of Mr. Losh's daughters.

(15) Mr. Thomas ceased serving as Executive Vice President and Group President - Automation and Information Services of the Company effective May 15, 2004, and ceased his employment with the Company effective June 14, 2004. Includes Common Shares beneficially owned by Mr. Thomas as of June 14, 2004, except as otherwise indicated in footnotes (4), (5) and (6) above.

(16) Common Shares and percent of class listed as being beneficially owned by all executive officers and directors as a group include (i) outstanding options to purchase an aggregate of 3,583,767 Common Shares which are exercisable within 60 days of October 25, 2004, (ii) 380,001 restricted share units held by all executive officers as a group; and
         (iii) 23,394 Common Share units held by all directors as a group under the Company's Directors Deferred Compensation Plan. The restricted share units and Common Share units are not deemed to be "beneficially owned" under the SEC rules, but are included in the table above for the convenience of the reader.

         Information with respect to equity compensation plans of the Company appears in Note 14 of "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A property which includes parts of the Company's former Columbus food distribution center was previously leased by the Company from a limited partnership, the limited partners of which include four adult children of Mr. Havens, one individually and the other three through separate trusts. The lease expired in accordance with its terms in February 2004. Prior to expiration of the lease, the rent payable by the Company to the limited partnership was $92,000 per annum (approximately $0.72 per sq. ft.), which amount is substantially below fair market value for the rental property. From July 1, 2003 through February 28, 2004 (the expiration date of the lease), the Company paid base rent to the partnership in the amount of approximately $61,000. During fiscal 2004, the Company had subleased the property to a third party for approximately $223,000, generating a gross profit net of real estate taxes of approximately $112,000 for the Company. The Company and the partnership have entered into a joint listing agreement offering both the formerly-leased property (owned by the partnership) and the adjoining property (owned by the Company) for sale as a single parcel. The listing agreement calls for allocation of proceeds of any eventual sale of the joint parcel in proportion to the relative square footage of the respective parcels (which results in an allocation of proceeds of approximately 67% for the partnership and 33% for the Company).

        The Company owns a 28.7% equity interest in ArcLight Systems, LLC ("ArcLight"). In April 2002, ArcLight subleased office space from inChord Communications, Inc. ("inChord") for a term expiring on June 30, 2008. Mr. M. Walter is a director and minority shareholder of inChord, and his two brothers own substantially all of the remainder of inChord. In December 2003, in connection with the sale of certain of ArcLight's assets, the sublease was assigned by Arclight to an unaffiliated third party. As a result of the assignment, ArcLight has no further obligations under the sublease. During fiscal 2004 ArcLight paid base rent to inChord of approximately $81,000 with respect to periods prior to the assignment.

         inChord and its subsidiaries also perform health care marketing and recruiting services on behalf of the Company and its subsidiaries from time to time in the ordinary course of business and on arm's-length terms. During fiscal 2004, the Company paid inChord approximately $87,000 for time and services rendered on the Company's behalf.

         In October 2003, the Company and inChord entered into a joint marketing program ("RxPedite") designed to promote a comprehensive package of product commercialization services to pharmaceutical manufacturers. This program provides a mechanism for the parties to share the joint costs of the RxPedite marketing effort, and is terminable by either party at any time. During fiscal 2004, the Company's share of co-marketing expenses incurred in connection with the RxPedite program was approximately $201,000.

         Mr. M. Walter and his two brothers own a majority of BoundTree Medical Products, Inc. ("BMP"), a company engaged in the pre-hospital emergency medical supply business. Mr. M. Walter also is an officer and director of BMP. During fiscal 2004, BMP and its affiliates purchased approximately $2,751,000 of product from the Company and its subsidiaries in the ordinary course of business and on arm's-length terms. This amount represented less than 3% of BMP's consolidated gross revenues for its last full fiscal year.

         Ms. Beth E. Simonetti, Senior Vice President - Shared Services of the Company, is the sister-in-law of Ms. Carole S. Watkins, Executive Vice President
- Human Resources of the Company. There is no current reporting relationship between Ms. Simonetti and Ms. Watkins.

         Pursuant to the Company's Restated Code of Regulations, as amended, and certain indemnification agreements, the Company is obligated to advance legal fees under certain circumstances to current and former employees, including executive officers and directors, subject to limitations of the Ohio Revised Code. As part of that obligation, the Company has advanced legal fees relating to the representation of its directors by counsel in connection with various derivative actions against the Company and its directors, and relating to the representation of certain of its officers by counsel in connection with the SEC investigation and related investigations described under "Item 3: Legal Proceedings" of this Form 10-K, under the headings "Derivative Actions" and "SEC Investigation and U.S. Attorney Inquiry," respectively. The Company has advanced a total of approximately $1.4 million relating to these matters since July 1, 2003.

         The description of the Losh Agreement under "Item 11: Executive Compensation," under the heading "Employment Agreements and Other Arrangements" is incorporated herein by reference.

                                     PART IV

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

         AUDIT FEES. Audit fees include fees paid by the Company to Ernst & Young related to the annual audit of the Company's consolidated financial statements, the review of financial statements included in the Company's Quarterly Reports on Form 10-Q, statutory audits of various international subsidiaries, and additional procedures implemented as a result of the Audit Committee's internal review commenced in April 2004 that is ongoing. Audit fees also include fees for services performed by Ernst & Young that are closely related to the audit and in many cases could only be provided by the Company's independent accountant, such as comfort letters and consents related to SEC registration statements. The aggregate fees billed to the Company by Ernst & Young for audit services rendered to the Company and its subsidiaries for fiscal 2003 and 2004 totaled $3,797,895 and $8,015,584, respectively.

         AUDIT-RELATED FEES. Audit-related services include due diligence services related to mergers and acquisitions, audit-related research and assistance, document production and employee benefit plan audits. The aggregate fees billed to the Company by Ernst & Young for audit-related services rendered to the Company and its subsidiaries for fiscal 2003 and 2004 totaled $3,193,960 and $2,927,687, respectively.

         TAX FEES. Tax fees include tax compliance and other tax-related services. The aggregate fees billed to the Company by Ernst & Young for tax services rendered to the Company and its subsidiaries for fiscal 2003 and 2004 totaled $1,916,880 and $2,053,411, respectively.

         ALL OTHER FEES. The aggregate fees billed to the Company by Ernst & Young for all other services rendered to the Company and its subsidiaries for such matters as litigation assistance and internal audit services for fiscal 2003 and 2004 totaled $14,500 and $289,986, respectively.

AUDIT COMMITTEE AUDIT AND NON-AUDIT SERVICES PRE-APPROVAL POLICY

         Under the Sarbanes-Oxley Act of 2002 (the "Act"), the Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and permissible non-audit services performed by the independent accountants in order to assure that such services do not impair the accountants' independence from the Company. To implement these provisions of the Act, the SEC has issued rules specifying the types of services that the independent accountants may not provide to their audit client, as well as the audit committee's administration of the engagement of the independent accountants. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions under which services proposed to be performed by the independent accountants must be pre-approved.

         Pursuant to the Policy, certain proposed services may be pre-approved on a periodic basis so long as the services do not exceed certain pre-determined cost levels. If not pre-approved on a periodic basis, proposed services must otherwise be separately pre-approved prior to being performed by the independent accountants. In addition, any proposed services that were pre-approved on a periodic basis but later exceed the pre-determined cost level would require separate pre-approval of the incremental amounts by the Audit Committee.

         The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for proposed services to be performed by the independent accountants for up to $500,000. Pursuant to such Policy, in the event the Chairman pre-approves services, the Chairman is required to report decisions to the full Audit Committee at its next regularly-scheduled meeting. Proposed services equal to or exceeding $500,000 require full Audit Committee approval.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Reports..............................................................................     47
Financial Statements:
Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2004, 2003 and 2002................     48
Consolidated Balance Sheets at June 30, 2004 and 2003......................................................     49
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2004, 2003 and 2002....     50
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2004, 2003 and 2002..............     51
Notes to Consolidated Financial Statements.................................................................     52

(a)(2) The following Supplemental Schedule is included in this report:

                                                                                                               PAGE
                                                                                                               ----
Schedule II - Valuation and Qualifying Accounts............................................................    128

      All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT
 NUMBER                                 EXHIBIT DESCRIPTION
-------                                 -------------------
   3.01        Amended and Restated Articles of Incorporation, as amended

   3.02        Restated Code of Regulations, as amended (14)

   4.01        Specimen Certificate for the Registrant's Common Shares (17)

   4.02        Indenture, dated as of May 1, 1993, between the Registrant and Bank One, Indianapolis,
               NA, Trustee, relating to the Registrant's 6 1/2% Notes Due 2004 and 6% Notes Due 2006 (1)

   4.03        Indenture, dated as of April 18, 1997, between the Registrant and Bank One, Columbus, NA,
               Trustee, relating to the Registrant's 6 1/4% Notes Due 2008, 6 3/4% Notes Due 2011, 4.45%
               Notes Due 2005 and 4.00% Notes Due 2015 (2)

   4.04        Indenture, dated as of October 1, 1996, between Allegiance Corporation and PNC Bank, Kentucky,
               Inc. ("PNC"), Trustee; and First Supplemental Indenture, dated as of February 3, 1999, by and among Allegiance Corporation, the Registrant and Chase Manhattan Trust Company, National
               Association (as successor in interest to PNC), Trustee (3)

   4.05        Indenture, dated as of January 1, 1994, between R.P. Scherer International Corporation and
               Comerica Bank, Trustee; First Supplemental Indenture, dated as of February 28, 1995, by and among R.P. Scherer International Corporation, R.P. Scherer Corporation and Comerica Bank,
               Trustee; and Second Supplemental Indenture, dated as of August 7, 1998, by and among
               R.P. Scherer Corporation, the Registrant and NBD Bank (4)

   4.06        Form of Warrant Certificate to Purchase the Registrant's Common Shares (5)

   4.07        Form of Debt Securities (16)

  10.01        Pharmaceutical Services Agreement, dated as of  August 1, 1996, between the Registrant and
               Kmart Corporation, as amended (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act, with respect to the last amendment filed) (9), (15) and (19)

EXHIBIT
 NUMBER                                 EXHIBIT DESCRIPTION
-------                                 -------------------
  10.02        Wholesale Supply Agreement, dated January 1, 2004, between the Registrant and CVS Pharmacy,
               Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

  10.03        First Amendment to Wholesale Supply Agreement, dated May 26, 2004, between the Registrant and CVS Pharmacy, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

  10.04        Second Amendment to Wholesale Supply Agreement, dated June 2, 2004, between the Registrant and CVS Pharmacy, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

  10.05        Prime Vendor Agreement, dated as of July 1, 2001, between the Registrant and Express
               Scripts, Inc., as amended on January 15, 2003 (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the
               Exchange Act) (20)

  10.06        Second Amendment to Prime Vendor Agreement, dated as of November 19, 2003, between the
               Registrant and Express Scripts, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the
               Exchange Act)

  10.07        Third Amendment to Prime Vendor Agreement, dated as of April 9, 2004, between the
               Registrant and Express Scripts, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the
               Exchange Act)

  10.08        Form of Commercial Paper Dealer Agreement 4(2) Program, dated as of August 26, 1999, between the Registrant, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement, dated as of June 28, 1999, between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent (15)

  10.09        Five-year Credit Agreement, dated as of March 27, 2003, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA, as Administrative Agent,
               Bank of America N.A., as Syndication Agent, Wachovia Bank, National Association, as
               Syndication Agent, Barclays Bank PLC, as Documentation Agent, Credit Suisse First Boston,
               as Documentation Agent, Deutsche Bank Securities, Inc., as Documentation Agent, and Banc
               One Capital Markets, Inc., as Lead Arranger and Book Manager (20)

  10.10        First Amendment to Credit Agreement, Agency Agreement and Amendment to Guaranty, dated as of March 24, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA and Wachovia Bank, National Association (23)

  10.11        Five-year Credit Agreement, dated as of March 23, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Wachovia Bank, National Association, as
               Administrative Agent, Bank One, NA, as Syndication Agent, Bank of America N.A., as
               Syndication Agent, Barclays Bank PLC, as Documentation Agent, Deutsche Bank Securities,
               Inc., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Book
               Manager, and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager(23)

  10.12        Partnership Agreement of R.P. Scherer GmbH & Co. KG (4)

  10.13        Stock Incentive Plan, as amended (6)*

  10.14        Directors' Stock Option Plan, as amended and restated (6)*

  10.15        Amended and Restated Equity Incentive Plan, as amended (15) and (17)*

  10.16        Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity
               Incentive Plan, as amended (21)*

EXHIBIT
 NUMBER                                 EXHIBIT DESCRIPTION
-------                                 -------------------
  10.17        Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive
               Plan, as amended (21)*

  10.18        Form of Directors' Stock Option Agreement under the Amended and Restated Equity Incentive
               Plan, as amended (21)*

  10.19        Outside Directors Equity Incentive Plan (11)*

  10.20        Form of Directors' Stock Option Agreement under the Outside Directors Equity Incentive
               Plan (21)*

  10.21        Broadly-based Equity Incentive Plan, as amended (18)

  10.22        Deferred Compensation Plan, as amended and restated (10)*

  10.23        First Amendment to Deferred Compensation Plan (21)*

  10.24        Second Amendment to Deferred Compensation Plan*

  10.25        Directors Deferred Compensation Plan, as amended and restated*

  10.26        Global Employee Stock Purchase Plan

  10.27        Performance-Based Incentive Compensation Plan, as amended (13)*

  10.28        R.P. Scherer Corporation 1997 Stock Option Plan (8)*

  10.29        R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option Plans, as amended (8)*

  10.30        Allegiance Corporation 1996 Incentive Compensation Program (7)*

  10.31        Allegiance Corporation 1998 Incentive Compensation Program (7)*

  10.32        Allegiance Corporation 1996 Outside Director Incentive Compensation Plan (7)*

  10.33        Amended and Restated Employment Agreement, effective as of February 1, 2004, between the Registrant and Robert D. Walter (22)*

  10.34        Employment Agreement, effective as of February 1, 2004, between the Registrant and
               George L. Fotiades (22)*

  10.35        Employment Agreement, dated and effective as of February 5, 2003, between the Registrant and Stephen S. Thomas (19)*

  10.36        Employment Agreement, dated and effective as of November 5, 2003, between the Registrant and Ronald K. Labrum (21)*

  10.37        Employment Agreement, dated and effective as of July 26, 2004, between the Registrant and
               J. Michael Losh*

  10.38        Form of Indemnification Agreement between the Registrant and individual Directors*

  10.39        Form of Indemnification Agreement between the Registrant and individual Officers*

  10.40        Restricted Share Units Agreement, dated October 15, 2001, between the Registrant and
               Robert D. Walter (18)*

  10.41        Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and
               Robert D. Walter (10)*

EXHIBIT
 NUMBER                                 EXHIBIT DESCRIPTION
-------                                 -------------------
  10.42        Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and
               Robert D. Walter (10)*

  10.43        Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and
               Robert D. Walter (18)*

  10.44        Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and
               George L. Fotiades (10)*

  10.45        Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and
               Stephen S. Thomas (10)*

  10.46        Form of Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and each of Messrs. Miller and Rucci (10)*

  10.47        Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and
               Robert D. Walter (18)*

  10.48        Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and
               Robert D. Walter (18)*

  10.49        Restricted Share Units Agreement, dated April 2002, between the Registrant and Stephen
               S. Thomas (18)*

  18.01        Letter Regarding Change in Accounting Principle (14)

  18.02        Letter Regarding Change in Accounting Principle

  21.01        List of Subsidiaries of the Registrant

  23.01        Consent of Ernst and Young LLP

  31.01        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

  31.02        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

  32.01        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.02        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.01        Statement Regarding Forward-Looking Information

  99.02        Special Code Section 401(a)(9) Amendment to the Cardinal Health Profit Sharing, Retirement
               and Savings Plan

  99.03        First Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (Amended
               and Restated Effective as of July 1, 1998) (Revised as of 2002)

  99.04        First Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (As
               amended and restated July 1, 2002)

  99.05        Second Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (As
               amended and restated July 1, 2002)

  99.06        Cardinal Health, Inc. Employee Stock Purchase Plan, as amended

----------

*     Management contract or compensation plan or arrangement.

(1) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-11373) and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Current Report on Form 8-K filed April 21, 1997 (File No. 1-11373) and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-11373) and incorporated herein by reference.

(5) Included as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(6) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (File No. 1-11373) and incorporated herein by reference.

(7) Included as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819) and incorporated herein by reference.

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

(12) Included as an exhibit to the Company's Post-Effective Amendment No. 1 of Form S-8 to Form S-4 Registration Statement (No. 333-53394) and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 (File No. 1-11373) and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-11373) and incorporated herein by reference.

(16) Included as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-62944) and incorporated herein by reference.

(17) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(18) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(19) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 1-11373) and incorporated herein by reference.

(20) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(21) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(22) Included as an exhibit to the Registrant's Current Report on Form 8-K filed February 6, 2004 (File No. 1-11373) and incorporated herein by reference.

(23) Included as an exhibit to the Registrant's Current Report on Form 8-K filed October 20, 2004 (File No 1-11373) and incorporated herein by reference.


(b) Reports on Form 8-K:

      On May 17, 2004, the Company filed a Current Report on Form 8-K under Item 5 which filed as an exhibit a press release providing a chronology and supplemental information on the SEC matter. On May 19, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 which filed as an exhibit a press release announcing the Company's proposed acquisition of ALARIS Medical Systems, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2004.

                                             CARDINAL HEALTH, INC.

                                             By:/s/ ROBERT D. WALTER
                                                ------------------------------
                                                Robert D. Walter, Chairman and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2004.

          SIGNATURE                            TITLE
          ---------                            -----
/s/ ROBERT D. WALTER                Chairman, Chief Executive Officer and
---------------------------------   Director (principal executive officer)
Robert D. Walter

/s/ J. MICHAEL LOSH                 Chief Financial Officer and Director
---------------------------------   (principal financial officer and
J. Michael Losh                     principal accounting officer)

/s/ DAVE BING                       Director
---------------------------------
Dave Bing

/s/ GEORGE H. CONRADES              Director
---------------------------------
George H. Conrades

/s/ JOHN F. FINN                    Director
---------------------------------
John F. Finn

/s/ ROBERT L. GERBIG                Director
---------------------------------
Robert L. Gerbig

/s/ JOHN F. HAVENS                  Director
---------------------------------
John F. Havens

/s/ JOHN B. MCCOY                   Director
---------------------------------
John B. McCoy

/s/ RICHARD C. NOTEBAERT            Director
---------------------------------
Richard C. Notebaert

/s/ MICHAEL D. O'HALLERAN           Director
---------------------------------
Michael D. O'Halleran

/s/ DAVID W. RAISBECK               Director
---------------------------------
David W. Raisbeck

/s/ JEAN G. SPAULDING               Director
---------------------------------
Jean G. Spaulding

/s/ MATTHEW D. WALTER               Director
---------------------------------
Matthew D. Walter

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                                 BEGINNING      COSTS AND             OTHER                                END
           DESCRIPTION                           OF PERIOD       EXPENSES       ACCOUNTS (1) (2)      DEDUCTIONS (3)    OF PERIOD
-----------------------------------------       -----------    -------------    ------------------    --------------    ----------
Fiscal Year 2004:
      Accounts receivable                       $     121.3    $        6.4       $       12.8        $       (21.4)    $    119.1
      Finance notes receivable                          4.5             0.3                1.5                 (2.2)           4.1
      Net investment in sales-type leases              17.8            (5.2)               2.2                  0.9           15.7
                                                -----------    ------------       ------------        -------------     ----------

                                                $     143.6    $        1.5       $       16.5        $       (22.7)    $    138.9
                                                ===========    ============       ============        =============     ==========

Fiscal Year 2003 (Restated):
      Accounts receivable (4)                   $     122.9    $       19.1       $        5.9        $       (26.6)    $    121.3
      Finance notes receivable                          4.7             0.6                0.6                 (1.4)           4.5
      Net investment in sales-type leases              16.0             2.5                  -                 (0.7)          17.8
                                                -----------    ------------       ------------        -------------     ----------

                                                $     143.6    $       22.2       $        6.5        $       (28.7)    $    143.6
                                                ===========    ============       ============        =============     ==========

Fiscal Year 2002 (Restated):
      Accounts receivable (4)                   $     136.7    $       37.6       $        0.2        $       (51.6)    $    122.9
      Finance notes receivable                          4.8             1.7                0.3                 (2.1)           4.7
      Net investment in sales-type leases              16.1             3.3                  -                 (3.4)          16.0
                                                -----------    ------------       ------------        -------------     ----------

                                                $     157.6    $       42.6       $        0.5        $       (57.1)    $    143.6
                                                ===========    ============       ============        =============     ==========


(1) During fiscal 2004, 2003 and 2002 recoveries of amounts provided for or written off in prior years were $3.8 million, $2.4 million and $1.5 million, respectively.

(2) In fiscal 2004 and 2003, $13.9 million and $7.1 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.

(3)   Write-off of uncollectible accounts.

(4) Amounts have been restated to include trade receivable valuation reserves related to service charges and pricing, not previously included within this schedule.