Form 10-Q
period 2004-09-30
CARDINAL HEALTH INC
filed 2004-11-09
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2004         Commission File Number 1-11373



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

         The number of registrant's Common Shares outstanding at the close of business on October 31, 2004 was as follows:

                  Common Shares, without par value: 432,076,130
                                                   --------------

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                  Page No.
                                                                                                  --------
Part I.    Financial Information:
           ---------------------


Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three Months
           Ended September 30, 2004 and 2003 (unaudited)......................................         3

           Condensed Consolidated Balance Sheets at September 30, 2004 and
           June 30, 2004 (unaudited)..........................................................         4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           September 30, 2004 and 2003 (unaudited)............................................         5

           Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................        26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................        35

Item 4.    Controls and Procedures............................................................        35


Part II.   Other Information:
           -----------------


Item 1.    Legal Proceedings..................................................................        36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................        38

Item 5.    Other Information..................................................................        39

Item 6.    Exhibits...........................................................................        39

* Items not listed are inapplicable.

           PART I. FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,

                                                                                2004                2003
                                                                           -------------       -------------

Revenue                                                                    $    17,796.0       $    15,388.2
Cost of products sold                                                           16,709.5            14,315.4
                                                                           -------------       -------------

Gross margin                                                                     1,086.5             1,072.8

Selling, general and administrative expenses                                       693.1               547.6

Special items - merger charges                                                      16.9                 8.6
              - other                                                               15.0                 4.6
                                                                           -------------       -------------
Operating earnings                                                                 361.5               512.0

Interest expense and other                                                          41.2                28.0
                                                                           -------------       -------------

Earnings before income taxes, discontinued operations and
   cumulative effect of change in accounting                                       320.3               484.0

Provision for income taxes                                                         102.5               160.5
                                                                           -------------       -------------

Earnings from continuing operations before cumulative effect
    of change in accounting                                                        217.8               323.5

Loss from discontinued operations (net of tax $2.8 and $1.1 for the
    quarters ending September 30, 2004 and 2003, respectively)                      (4.5)               (1.8)

Cumulative effect of change in accounting                                             --               (38.5)
                                                                           -------------       -------------

Net earnings                                                               $       213.3       $       283.2
                                                                           =============       =============

Basic earnings per Common Share:

    Continuing operations                                                  $        0.50      $         0.73
    Discontinued operations                                                        (0.01)                 --
    Cumulative effect of change in accounting                                         --               (0.09)
                                                                           -------------       -------------

    Net basic earnings per Common Share                                    $        0.49      $         0.64
                                                                           =============       =============

Diluted earnings per Common Share:

    Continuing operations                                                  $        0.50      $         0.72
    Discontinued operations                                                        (0.01)                 --
    Cumulative effect of change in accounting                                         --               (0.09)
                                                                           -------------       -------------

    Net diluted earnings per Common Share                                  $        0.49      $         0.63
                                                                           =============       =============


Weighted average number of Common Shares outstanding:
    Basic                                                                          431.7               440.5
    Diluted                                                                        434.7               446.4

Cash dividends declared per Common Share                                   $       0.030       $       0.030


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                  SEPTEMBER 30,          JUNE 30,
                                                                      2004                 2004
                                                                 ----------------    -----------------
ASSETS
    Current assets:
      Cash and equivalents                                       $       1,152.4     $        1,096.0
      Trade receivables, net                                             3,368.1              3,432.7
      Current portion of net investment in sales-type leases               207.3                202.1
      Inventories                                                        8,199.6              7,471.3
      Prepaid expenses and other                                           814.7                795.4
      Assets held for sale from discontinued operations                     44.9                 60.4
                                                                 ----------------    -----------------

        Total current assets                                            13,787.0             13,057.9
                                                                 ----------------    -----------------

    Property and equipment, at cost                                      4,403.5              4,300.1
    Accumulated depreciation and amortization                           (2,003.6)            (1,936.1)
                                                                 ----------------    -----------------
    Property and equipment, net                                          2,399.9              2,364.0

    Other assets:
      Net investment in sales-type leases, less current portion            585.6                546.0
      Goodwill and other intangibles, net                                5,019.1              4,938.8
      Other                                                                477.5                462.4
                                                                 ----------------    -----------------

        Total                                                    $      22,269.1     $       21,369.1
                                                                 ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable and other short term borrowings              $           4.2     $            5.6
      Current portion of long-term obligations                             358.2                855.0
      Accounts payable                                                   7,687.5              6,432.4
      Other accrued liabilities                                          1,887.0              2,021.3
      Liabilities from discontinued operations                              55.4                 55.1
                                                                 ----------------    -----------------

        Total current liabilities                                        9,992.3              9,369.4
                                                                 ----------------    -----------------

    Long-term obligations, less current portion                          2,892.6              2,834.7
    Deferred income taxes and other liabilities                          1,165.2              1,188.7

    Shareholders' equity:
      Preferred Shares, without par value
        Authorized - 0.5 million shares, Issued - none                         -                    -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued -
        473.8 million shares and 473.1 million shares
        at September 30, 2004 and June 30, 2004, respectively            2,683.9              2,653.8
      Retained earnings                                                  8,088.5              7,888.0
      Common Shares in treasury, at cost, 41.8 million shares
        and 42.2 million shares at September 30, 2004 and
        June 30, 2004, respectively                                     (2,561.7)            (2,588.1)
      Other comprehensive income                                            38.8                 28.9
      Other                                                                (30.5)                (6.3)
                                                                 ----------------    -----------------
        Total shareholders' equity                                       8,219.0              7,976.3
                                                                 ----------------    -----------------

        Total                                                    $      22,269.1     $       21,369.1
                                                                 ================    =================


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,

                                                                                       2004                2003
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings from continuing operations before cumulative effect of
     change in accounting                                                       $         217.8     $         323.5
   Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operations:
      Depreciation and amortization                                                        92.5                68.7
      Provision for bad debts                                                               3.1                (4.8)
      Change in operating assets and liabilities, net of effects from acquisitions:
        (Increase)/decrease in trade receivables                                           76.3              (205.7)
        Increase in inventories                                                          (723.0)             (620.5)
        Increase in net investment in sales-type leases                                   (44.8)              (60.9)
        Increase in accounts payable                                                    1,247.7               866.9
        Other accrued liabilities and operating items, net                                 23.6               (73.1)
                                                                                ----------------    ----------------

   Net cash provided by operating activities                                              893.2               294.1
                                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of subsidiaries, net of cash acquired                                     (264.9)              (15.0)
   Proceeds from sale of property, equipment and other assets                               4.2                 2.5
   Additions to property and equipment                                                   (107.5)              (77.8)
   Proceeds from sale of discontinued operations                                            2.8                   -
                                                                                ----------------    ----------------

   Net cash used in investing activities                                                 (365.4)              (90.3)
                                                                                ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in commercial paper and short-term debt                                    (635.6)               (0.1)
   Reduction of long-term obligations                                                    (362.2)              (10.6)
   Proceeds from long-term obligations, net of issuance costs                             509.5                43.0
   Proceeds from issuance of Common Shares                                                 29.8                45.3
   Purchase of treasury shares                                                                -            (1,000.0)
   Dividends on Common Shares                                                             (12.9)              (13.4)
                                                                                ----------------    ----------------

   Net cash used in financing activities                                                 (471.4)             (935.8)
                                                                                ----------------    ----------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                            56.4              (732.0)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,096.0             1,724.0
                                                                                ----------------    ----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $       1,152.4     $         992.0
                                                                                ================    ================


            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ACCOUNTING INVESTIGATIONS AND RESTATEMENT

     As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K"), in October 2003, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry regarding Cardinal Health, Inc. (the "Company"). The SEC's request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. In connection with the SEC's informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company continues to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required.

     During September and October 2004, the Audit Committee reached certain conclusions with respect to findings as of the date of the determination from its internal review. These conclusions regarding certain items that impact revenue and earnings relate to four primary areas of focus: (1) classification of sales to customer warehouses between "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" within the Company's Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company's practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company's former Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that have been identified in the internal review. These conclusions are detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 of "Notes to Consolidated Financial Statements" included in the 2004 Form 10-K. The Audit Committee's internal review with respect to the financial statement impact of the matters reviewed as of the date of the determination is substantially complete. In connection with these conclusions, the Audit Committee has determined that the consolidated financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003 as well as the first three quarters of fiscal 2004 should be restated to reflect the conclusions from its internal review to date. As the Company continues to respond to the SEC's investigation and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required or that the historical consolidated financial statements included in the 2004 Form 10-K or this Form 10-Q will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's consolidated financial statements and the scope of the restatements described in the 2004 Form 10-K and this Form 10-Q.

     The Audit Committee's conclusions with respect to the second, third and fourth areas of focus described above, which impact the reporting periods discussed in this Form 10-Q, follows. There was no impact on the reporting periods discussed in this Form 10-Q with respect to the first area of focus.

     UNDISCLOSED EARNINGS IMPACT: Disclosure of the Company's Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment

     Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments was properly included in the Company's reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net decrease in net earnings as a result of this practice for the first quarter of fiscal 2004 was $0.2 million. For additional information regarding the net increase (decrease) in net earnings as a result of this practice for fiscal 2004, 2003 and 2002, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

     During the fourth quarter of fiscal 2004, the Company changed its accounting method for recognizing cash discounts from recognition primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon sale by the Company of the purchased inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenues. This change was made retroactively effective to the beginning of fiscal 2004. As a result, the Company restated its previously reported fiscal 2004 quarterly results to reflect this change. See Note 12 below for further discussion of this change in accounting.

     REVENUE AND EARNINGS IMPACT: Timing of Revenue Recognition Within the Company's Former Automation and Information Services Segment

     Within its former Automation and Information Services segment (which is now included in the Clinical Services and Technologies segment; see Note 7 below), the Company's revenue recognition policy for equipment systems installed at a customer's site is to recognize revenue once the Company's installation obligations are complete and the equipment is functioning according to the material specifications of the user's manual and the customer has accepted the equipment as evidenced by signing an equipment confirmation document. As more fully described in the 2004 Form 10-K, the Company learned of concerns during the Audit Committee's internal review that some equipment confirmation documents were being executed prior to the time when installations were complete and revenue could be recognized. In order to assess the implications of any premature execution of equipment confirmations and corresponding revenue recognition, the Audit Committee review included: (a) document and process reviews including a sample of equipment confirmation forms; (b) certifications for selected employees involved in the installation process; (c) interviews of selected employees across regions within the U.S. and at various levels of the Company; (d) interviews of certain former employees of the Company; and (e) interviews of selected customers across all regions within the U.S.

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

     The net impact of this premature revenue recognition was assessed as of June 30, 2004 based upon interviews of customers representing a substantial percentage of the segment's end of quarter reported revenue. As a result, it was determined that approximately 10.8% of revenue in the last 10 days of the fourth quarter of fiscal 2004 was being recognized prematurely (based upon an extrapolation). The Company recorded a $8.3 million reduction of revenue and a $5.3 million reduction of operating earnings during the fourth quarter of fiscal 2004 to adjust for premature revenue recognition that was determined to have occurred within that quarter. These revenues and operating earnings were recognized in the first quarter of fiscal 2005 upon completion of the applicable installation process.

     The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These estimation methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied to all quarters of fiscal 2004 (i.e., utilizing the 10.8% exception rate) the net increase in revenue and operating earnings for the first quarter of fiscal 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, would have been as follows:

                                                                   Operating
        ($ in millions)               Revenue       % Change       Earnings       % Change
        ---------------             ------------- -------------- -------------- --------------
          FISCAL 2004
          -----------
            First Quarter               $3.7          2.6%           $2.4           4.5%

     For additional information regarding the estimated net increase (decrease) in revenue and operating earnings for fiscal 2002 and each previously reported quarter of fiscal 2003 and 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the period noted above would be 2.1%. The Company believes the impact of the adjustments resulting from the estimation methods is not material to previously reported results as such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company's previous disclosures related to the former Automation and Information Services segment.

     Given the premature revenue recognition practices identified at fiscal year-end 2004, the Company completed a similar review of the installation process during the first quarter of fiscal 2005, including interviews with selected customers representing a substantial percentage of the former Automation and Information Services segment's end of quarter reported revenue. While the results from the interviews performed in the first quarter of fiscal 2005 suggested a lower incidence of premature revenue recognition than at fiscal year-end 2004, the sample of customers interviewed was more limited than was completed at fiscal year-end 2004. In addition, the Company's efforts to improve its system of internal controls were in the early stages. As a result, the Company, in conjunction with the Audit Committee, decided to adjust reported revenue utilizing the same error rate, 10.8%, as was utilized at fiscal year-end 2004. Utilizing the same 10.8% assumed error rate, the Company recorded a $4.2 million reduction in revenue and a $2.5 million reduction in operating earnings during the first quarter of fiscal 2005. This adjustment is exclusive of the recognition of the $8.3 million in revenue and $5.3 million of operating earnings in the first quarter of fiscal 2005 described above.

     Following the completion of the first quarter of fiscal 2005, the Company has reiterated the revenue recognition policy for equipment systems installed at a customer's site for its former Automation and Information Services segment, and has instructed all employees to strictly adhere to this policy. The Company is currently in the process of implementing corrective actions in response to these findings regarding its revenue recognition practices within its former Automation and Information Services segment, as more fully described in Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

     RESTATED EARNINGS:  Certain Balance Sheet Reserve and Accrual Adjustments

     The Audit Committee's internal review included a review to determine if period-end adjustments to balance sheet reserve accounts and other accruals recorded in fiscal 2000 through fiscal 2004 were properly recorded in accordance with generally accepted accounting principles ("GAAP"). Based upon the Audit Committee's internal review, the Company determined there were various situations where the (a) amount of reserve, (b) timing of reserve recognition, or (c) timing of reserve adjustments could not be substantiated or was in error. As a result, as more fully described in the 2004 Form 10-K, the financial statements for certain prior fiscal quarters and years have been restated by the Company.

     Some of the types of balance sheet reserves and accrual adjustments that were restated consist of the following:

     1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a last-in, first-out, or LIFO, inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid. The net impact of these errors on the first quarter of fiscal 2004 is reflected in the table below.

     2. Errors made in previous periods which were identified and appropriately corrected in a subsequent period when discovered. These items were not reported as prior period corrections at the time of their discovery because they were deemed immaterial. At this time, however, the Company has restated its prior financial statements to correct for such items identified during the internal review. The net impact of these errors on the first quarter of fiscal 2004 is reflected in the table below.

     The following table summarizes the restatement impact on previously reported net earnings as defined above for the first quarter of fiscal 2004:

                                      Misapplication                       Total
     (in millions)                       of GAAP          Errors        Restatement
     ------------------------------- ----------------- -------------  ----------------

     FISCAL 2004
     -----------
       First Quarter                   $    (0.3)        $ (4.5)         $  (4.8)

     The impact of these restatements on both basic and diluted earnings per Common Share from continuing operations was a decrease of $0.01.

     For additional information regarding the restatement impact on previously reported net earnings for fiscal 2004, 2003 and 2002, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated.

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere herein, all such adjustments are of a normal and recurring nature.

     The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the 2004 Form 10-K. Without limiting the generality of the foregoing, Note 3 of the "Notes to Consolidated Financial Statements" from the 2004 Form 10-K is specifically incorporated herein by reference.

     RECENT FINANCIAL ACCOUNTING STANDARDS. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position Statement of Financial Accounting Standards ("SFAS") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this pronouncement had no material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. At September 30, 2004, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with Accounting Principles Bulletin 25, and related interpretations. Except for costs related to restricted shares and restricted share units, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                              Three Months Ended
                                                                 September 30,
                                                        --------------------------------
(in millions)                                                2004             2003
                                                        ---------------- ---------------
Net earnings, as reported                                    $  213.3       $  283.2
Stock-based employee compensation expense
 included in net earnings, net of related tax effects             1.3            0.4
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects (1)                                 (35.4)         (24.8)
                                                             --------       --------
Pro Forma Net earnings                                       $  179.2       $  258.8
                                                             ========       ========


                                                              Three Months Ended
                                                                 September 30,
                                                        --------------------------------
                                                             2004             2003
                                                        ---------------- ---------------
Basic earnings per Common Share:
 As reported                                                 $  0.49          $  0.64
 Pro forma basic earnings per Common Share                   $  0.42          $  0.59

Diluted earnings per Common Share:
 As reported                                                 $  0.49          $  0.63
 Pro forma diluted earnings per Common Share (2)             $  0.42          $  0.58

     (1) The total stock-based employee compensation expense was adjusted to include employee stock purchase plan expense of $2.9 million and $3.6 million for the quarters ended September 30, 2004 and 2003, respectively.

     (2) The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS 123.

3.   EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

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

     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the quarters ended September 30, 2004 and 2003:

                                                       Three Months Ended
                                                          September 30,
                                                     ------------------------
(in millions)                                               2004        2003
                                                     ------------------------
Weighted-average Common Shares - basic                     431.7       440.5
Effect of dilutive securities:
     Employee stock options                                  3.0         5.9
                                                     ------------------------

Weighted-average Common Shares - diluted                   434.7       446.4
                                                     ========================

     The potentially dilutive employee stock options that were antidilutive for the quarters ended September 30, 2004 and 2003 were 32.0 million and 21.9 million, respectively.

4.   COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income for the three months ended September 30, 2004 and 2003:

                                                               Three Months Ended
                                                                  September 30,
                                                     ----------------------------------------
(in millions)                                                2004                  2003
                                                     ----------------------------------------
Net earnings                                             $  213.3              $  283.2
Foreign currency translation adjustments                      9.1                  (8.9)
Net unrealized gain on derivative instruments and
    investments                                               0.8                   3.2
                                                         --------              --------
Total comprehensive income                               $  223.2              $  277.5
                                                         ======--              --======

5.   MERGER-RELATED COSTS AND OTHER SPECIAL ITEMS

     The following is a summary of the Company's special items for the three-month periods ended September 30, 2004 and 2003.

                                                                        Three Months Ended
                                                                          September 30,
- --------------------------------------------------------------------------------------------------------
(in millions, except for Diluted EPS amounts)                          2004               2003
- --------------------------------------------------------------------------------------------------------
  Merger-related costs                                         $       16.9       $        8.6
  Restructuring costs                                                   7.5                7.3
  Litigation settlements, net                                            -                (2.7)
  Other special items                                                   7.5                 -
- --------------------------------------------------------------------------------------------------------
Total special items                                            $       31.9       $       13.2
Tax effect of special items (1)                                       (11.9)              (4.5)
- --------------------------------------------------------------------------------------------------------
Net earnings effect of special items                           $       20.0       $        8.7
========================================================================================================
Net decrease on Diluted EPS                                    $       0.05       $       0.02
========================================================================================================

     (1) The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company's special items and the tax jurisdictions where the items were incurred.

MERGER-RELATED COSTS

     Costs of integrating operations of merged companies are recorded as merger-related costs when incurred. The merger-related costs incurred during the first quarter of fiscal 2005 were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "ALARIS") and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as "Syncor"). The merger-related costs incurred during the first quarter of fiscal 2004 were primarily a result of the Syncor acquisition. During the periods noted above, the Company also incurred merger-related costs for other smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

                                                                        Three Months Ended
                                                                          September 30,
- --------------------------------------------------------------------------------------------------------
(in millions)                                                         2004               2003
- --------------------------------------------------------------------------------------------------------
Merger-related costs:
  Employee-related costs                                       $       4.6        $       1.6
  Asset impairments and other exit costs                               0.4                0.2
  Debt issuance cost writeoff                                          8.7                 -
  Integration costs and other                                          3.2                6.8
- --------------------------------------------------------------------------------------------------------
Total merger-related costs                                     $      16.9        $       8.6
                                                               =========================================

     EMPLOYEE-RELATED COSTS. During the first quarters of fiscal 2005 and 2004, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $4.6 million and $1.6 million, respectively. These costs primarily consist of severance, stay bonuses and other forms of compensatory payouts made to employees as a direct result of the mergers or acquisitions. For the three months ended September 30, 2004, the employee-related costs consisted primarily of severance and retention bonuses paid as a result of the ALARIS and Syncor acquisitions. For the three months ended September 30, 2003, the employee-related costs consisted primarily of severance and retention bonuses paid as a result of the Syncor acquisition.

     ASSET IMPAIRMENTS AND OTHER EXIT COSTS. During the first quarters of fiscal 2005 and 2004, the Company incurred asset impairment and other exit costs of $0.4 million and $0.2 million, respectively. The asset impairment and other exit costs incurred during the first quarter of fiscal 2005 relate primarily to plans to consolidate operations as a result of the Syncor acquisition. The asset impairment and other exit costs incurred during the first quarter of fiscal 2004 relate primarily to the integration of acquired companies into the Company's overall information technology system structure.

     DEBT ISSUANCE COST WRITEOFF. During the first quarter of fiscal 2005, the Company incurred a charge of $8.7 million related to the writeoff of debt issuance costs and other debt tender offer costs related to the Company's decision to retire certain ALARIS debt instruments which carried higher interest rates than the Company's cost of debt. As a result, the Company retired such debt instruments in advance of the original maturity dates.

     INTEGRATION COSTS AND OTHER. During the first quarters of fiscal 2005 and 2004, the Company incurred integration costs and other costs of $3.2 million and $6.8 million, respectively. The costs included in this category generally related to expenses incurred to integrate merged or acquired companies' operations and systems into the Company's pre-existing operations and systems. The costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services and sales and marketing. The costs incurred within this category during the first quarters of fiscal 2005 and 2004 resulted primarily from the Syncor acquisition.

RESTRUCTURING COSTS

     The following table segregates the Company's restructuring costs into the various reportable segments impacted by the restructuring projects. However, costs incurred across all of the Company's reportable segments, in connection with the Company's recently announced company-wide restructuring program, are combined in the following table and discussed in the aggregate. See the paragraphs that follow for additional information regarding the Company's restructuring plans.

                                                                        Three Months Ended
                                                                          September 30,
- --------------------------------------------------------------------------------------------------------
(in millions)                                                         2004               2003
- --------------------------------------------------------------------------------------------------------
Restructuring costs:
  Company-wide restructuring program                           $       2.5        $        -
  Medical Products and Services                                        0.7                4.9
  Pharmaceutical Technologies and Services                             4.0                1.7
  Other                                                                0.3                0.7
- --------------------------------------------------------------------------------------------------------
Total restructuring costs                                      $       7.5        $       7.3
                                                               =========================================

     COMPANY-WIDE RESTRUCTURING PROGRAM. During the first quarter of fiscal 2005, the Company announced a company-wide restructuring program (referred to as "Operation One Cardinal Health") aimed at reducing costs and improving operating efficiencies to better align the Company's cost structure with its changing business models. All of the Company's reportable segments and corporate departments will be impacted by this initiative. The Company has announced its desired goal of realizing $125 million of cost savings in fiscal 2005. The Company is in the process of completing a detailed review of actions to be implemented as a result of this restructuring, including, but not limited to, workforce reductions, consolidation and realignment of operating facilities and asset impairments. To date, only limited actions have been approved and implemented by management. During the first quarter of fiscal 2005, the Company incurred costs of $2.5 million related to this company-wide restructuring program. These costs primarily consist of severance accrued upon communication of terms to employees and project management fees incurred during initial reviews of certain business operations.

     MEDICAL PRODUCTS AND SERVICES. During the first quarters of fiscal 2005 and 2004, the Company incurred costs of $0.7 million and $4.9 million, respectively, to restructure operations (both domestically and internationally) within this segment. These restructuring plans focused on various aspects of the segment's operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally, and aligning certain distribution and manufacturing operations in the most strategic and cost-efficient structure. In connection with implementing these restructuring plans, the Company incurred costs which included, but were not limited to, the following: (1) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management's commitment to the restructuring plan, depending upon the project; and (2) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The earliest of these restructuring plans was initiated during fiscal 2002, with others being implemented throughout fiscal 2003 and 2004. Some of these restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans will result in termination of approximately 2,200 employees, of whom approximately 2,000 had been terminated as of September 30, 2004.

     PHARMACEUTICAL TECHNOLOGIES AND SERVICES. Separate from the company-wide restructuring program discussed above, during the first quarters of fiscal 2005 and 2004, the Company incurred costs of $4.0 million and $1.7 million, respectively, to restructure operations (both domestically and internationally) within this segment. These restructuring plans focused on various aspects of the segment's operations, including closing and consolidating certain manufacturing and other business facilities, exiting non-strategic businesses, integrating and aligning operations in the most strategic and cost-efficient manner, and rationalizing headcount both domestically and internationally as a result of integration plans and market changes. In connection with implementing these restructuring plans, the Company incurred costs which included, but were not limited to, the following: (1) employee-related costs, the majority of which represents severance accrued upon communication of terms to employees; (2) asset impairment charges, including the writedown of assets; and (3) other exit costs, including lease/contract termination costs, costs to dismantle and move machinery, equipment and other physical assets and costs to transfer certain technologies to other existing facilities. The earliest of these restructuring plans was initiated during fiscal 2001, with others being initiated throughout fiscal 2003 and 2004. Some of the restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans will result in the termination of approximately 1,000 employees, of whom approximately 950 had been terminated as of September 30, 2004.

     OTHER. During the first quarters of fiscal 2005 and 2004, the Company incurred costs of $0.3 million and $0.7 million, respectively, related to restructuring plans that impacted more than one segment. These costs related primarily to a plan to restructure the Company's delivery of information technology infrastructure services. The plan was initiated during fiscal 2003 and is expected to be completed during fiscal 2005. Overall, the restructuring plan resulted in the termination of approximately 20 employees, all of whom have been terminated as of September 30, 2004.

LITIGATION SETTLEMENTS, NET

     The following table summarizes the Company's net litigation settlements during the three months ended September 30, 2004 and 2003.

                                                                        Three Months Ended
                                                                          September 30,
- --------------------------------------------------------------------------------------------------------
(in millions)                                                           2004             2003
- --------------------------------------------------------------------------------------------------------
Litigation settlements, net:
  Vitamin litigation                                           $        -         $      (2.7)
- --------------------------------------------------------------------------------------------------------
Total litigation settlements, net                              $        -         $      (2.7)

     VITAMIN LITIGATION. During the first quarter of fiscal 2004, the Company recorded income of $2.7 million resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through September 30, 2004 was $144.7 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company has settled all but one known claim, and the total amount of any future recovery is not likely to be a material amount.

OTHER SPECIAL ITEMS

     During the first quarter of fiscal 2005, the Company incurred other special items totaling $7.5 million. These costs primarily represent legal fees and document preservation and production costs incurred in the SEC's investigation and the Audit Committee's internal review. For further information regarding the SEC's investigation and the Audit Committee's internal review, see Note 1.

SPECIAL ITEMS ACCRUAL ROLLFORWARD

     The following table summarizes activity related to the liabilities associated with the Company's special items during the quarter ended September 30, 2004.

                                           Three Months Ended
(in millions)                               September 30, 2004
                                          ----------------------

Balance at June 30, 2004                         $39.9
Additions  (1)                                    31.9
Payments                                         (30.6)
                                          ----------------------

Balance at September 30, 2004                    $41.2
                                          ======================

     (1) Amount represents items that have been either expensed as incurred or accrued according to GAAP.

PURCHASE ACCOUNTING ACCRUALS

     In connection with restructuring and integration plans related to The Intercare Group, plc, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. As of September 30, 2004, the Company had paid $2.2 million of employee-related costs. No payments were made associated with the facility closures.

     In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of September 30, 2004, the Company had paid $12.6 million of employee related costs, $1.6 million associated with the facility closures and $1.5 million of other restructuring costs.

SUMMARY

     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $50 million (approximately $33 million net of tax). The Company believes it will incur these costs to properly integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred. This estimate does not include costs associated with the integration of ALARIS or the company-wide restructuring project announced in September 2004, as the Company is still in the process of determining the costs associated with these projects and seeking requisite approvals.

6.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     The Company has two unsecured $750 million bank revolving credit facilities, which provide for an aggregate $1.5 billion in borrowings. One of these facilities expires on March 24, 2008, and the other expires on March 23, 2009. At expiration, these revolving credit facilities can be extended upon mutual consent of the Company and the lending institutions. These revolving credit facilities exist largely to support issuances of commercial paper as well as other short-term borrowings. The Company borrowed $500 million in the aggregate under these revolving credit facilities in the first quarter of fiscal 2005. Also outstanding under these facilities at September 30, 2004 was $43.4 million of standby letters of credit issued on behalf of the Company.

     For additional information regarding notes payable and long-term obligations, see Note 15 below and Note 6 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

7.   SEGMENT INFORMATION

     The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services (formed during the first quarter of fiscal 2005). Clinical Technologies and Services includes ALARIS, which was acquired in a transaction completed in early July 2004, the Company's businesses formerly within the Automation and Information Services segment and the Company's Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. Also during the first quarter of fiscal 2005, the Company transferred its Specialty Pharmaceutical Distribution business, previously included within the Pharmaceutical Distribution and Provider Services segment, to the Medical Products and Services segment. These transfers were effected to better align business operations with the current management and reporting structure. Prior period financial results were adjusted to reflect these changes.

     The Pharmaceutical Distribution and Provider Services segment distributes a broad line of pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. In addition, this segment provides services to the health care industry through the franchising of apothecary-style retail pharmacies.

     The Medical Products and Services segment manufactures medical, surgical and laboratory products and distributes these self-manufactured products as well as products manufactured by other suppliers to hospitals, physician offices, surgery centers and other health care providers. In addition, the segment distributes oncology products and other specialty pharmaceuticals to hospitals, clinics and other managed-care facilities through the use of telemarketing and direct mail programs.

     The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. This segment also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise, as well as medical education, marketing and contract sales services. It also manufactures sterile injectible pharmaceutical products for pharmacies in the United Kingdom.

     The Clinical Technologies and Services segment provides services to hospitals and other health care providers, focusing on patient safety through unique and proprietary medication administration and automation and information products and services. This segment also provides services to the health care industry through integrated pharmacy management, temporary pharmacy staffing and the gathering and recording of clinical information for review, analysis and interpretation.

       The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special charges are not allocated to the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

       The following tables include revenue and operating earnings for the three-month periods ended September 30, 2004 and 2003, for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

                                                                  Three Months Ended
                                                                    September 30,
                                                            -----------------------------
(in millions)                                                   2004              2003
                                                            -----------       -----------
Revenue:
   Pharmaceutical Distribution and Provider Services        $  14,401.9       $  12,442.0
   Medical Products and Services                                2,393.2           2,148.2
   Pharmaceutical Technologies and Services (3)                   705.4             646.8
   Clinical Technologies and Services (4)                         524.4             334.7
   Corporate (1) (3) (4)                                         (228.9)           (183.5)
                                                            -----------       -----------
Total revenue                                               $  17,796.0       $  15,388.2
                                                            ===========       ===========



                                                                Three Months Ended
                                                                  September 30,
                                                            -----------------------
(in millions)                                                 2004           2003
                                                            --------       --------
Operating earnings:
   Pharmaceutical Distribution and Provider Services        $  163.4       $  230.9
   Medical Products and Services                               138.4          160.4
   Pharmaceutical Technologies and Services (3)                 80.9          106.4
   Clinical Technologies and Services (4)                       46.0           67.6
   Corporate (2) (3) (4)                                       (67.2)         (53.3)
                                                            --------       --------

Total operating earnings                                    $  361.5       $  512.0
                                                            ========       ========


       The following table includes total assets at September 30, 2004 and June 30, 2004 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

                                                         At September 30,     At June 30,
(in millions)                                                   2004             2004
                                                         ----------------     -----------
Assets:
   Pharmaceutical Distribution and Provider Services        $   9,599.9       $   8,512.2
   Medical Products and Services                                3,875.7           3,829.6
   Pharmaceutical Technologies and Services                     4,389.9           4,389.3
   Clinical Technologies and Services                           3,666.3           3,647.7
   Corporate (5)                                                  737.3             990.3
                                                            -----------       -----------
Total assets                                                $  22,269.1       $  21,369.1
                                                            ===========       ===========

     (1) Corporate revenue primarily consists of the elimination of intersegment revenues.

     (2) Corporate operating earnings include special items of $31.9 million and $13.2 million in the three-month periods ended September 30, 2004 and 2003, respectively. See Note 5 for further discussion of the Company's special items. Corporate operating earnings also include unallocated corporate administrative expenses and investment spending.

     (3) Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment changed its basis for measuring the impact of translating foreign subsidiaries' operating results into U.S. dollars. Historically since 2000, this segment was not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. The positive impact of foreign exchange rate fluctuations on revenue and operating earnings for the Pharmaceutical Technologies and Services segment for the first quarter of fiscal 2004 was $13.8 million and $5.0 million, respectively.

     (4) Effective the first quarter of fiscal 2005, the Pyxis products business did not receive an allocation adjustment from Corporate for the estimated interest income related to the sale of certain lease portfolios. In prior years, the Pyxis products business sold portions of its leased asset portfolio, and the proceeds were transferred to Corporate for general corporate purposes. In fiscal 2004, the Pyxis products business received an allocation related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. The positive impact of estimated interest income related to sale of portions of the lease portfolios was $4.9 million on both revenue and operating earnings for the Pyxis products business in the first quarter of fiscal 2004.

     (5) The Corporate assets primarily include cash and cash equivalents, Corporate net property and equipment and unallocated deferred taxes.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

Latex Litigation

     On September 30, 1996, Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance Corporation and its subsidiaries ("Allegiance"), Baxter's U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance Corporation, which merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation, as contemplated by the agreements between Baxter and Allegiance Corporation, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.

     Since the inception of this litigation, Baxter/Allegiance have been sued by 872 plaintiffs in 834 lawsuits (excluding derivative claims filed by family members). During fiscal 2002, Allegiance began settling some of these lawsuits with greater frequency. As of September 30, 2004, Allegiance had resolved nearly all of these cases and had only 18 cases remaining. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. Of all the cases Allegiance has agreed to settle with the plaintiffs, the settlement amounts have averaged approximately $42,000 per case, for an aggregate amount of approximately $28 million. Allegiance believes it is probable that it will incur additional legal fees related to the resolution of the cases still pending.

     During the first quarter of fiscal 2005, the Company reassessed its ability to estimate the potential cost to settle these lawsuits. Following this reassessment, the Company concluded that it was in a position to reasonably estimate the total costs for this litigation. As such, during the first quarter of fiscal 2005, the Company recognized a charge of $16.4 million as its reasonable estimate of future costs to be incurred in defending or settling outstanding claims as well as pursuing insurance recoveries. This charge is net of expected proceeds under insurance policies in place with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company continues to believe that insurance recovery is probable. While the Company does not anticipate significant charges in future periods, additional charges may be required if there is a significant increase in the number of new lawsuits filed or an adverse outcome from insurance recovery activities. Currently, the Company considers both of these potential events to be remote.

Derivative Actions

     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. Discovery is proceeding in this action. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company's financial position, liquidity or results of operations.

     On July 9, 2004, a complaint, captioned Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., was filed by a purported shareholder against the members of the Company's Board of Directors and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit

Committee charter. The complaint seeks money damages and equitable relief against the defendant directors and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

     On August 27, 2004, a complaint, captioned Sam Wietschner v. Robert D. Walter, et al., was filed by a purported shareholder against members of the Company's Board of Directors, current and former officers and/or employees of the Company and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants breached various fiduciary duties owed to the Company. The complaint seeks money damages and equitable relief against the individual defendants and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

     On September 22, 2004, a complaint, captioned Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., was filed by a purported shareholder against the members of the Company's Board of Directors and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. The complaint alleges that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaint seeks money damages and equitable relief against the defendant directors and an award of attorney's fees. None of the defendants has responded to the complaint yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health

     Since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company's securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Cardinal Health federal securities actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV
831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV
911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company's securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company's financial results, prospects and condition. The alleged misstatements relate to the Company's accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company's Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company's stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health federal securities actions.

     Since July 2, 2004, 14 purported class action complaints have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (collectively referred to as the "Cardinal Health ERISA actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), and Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (the "Plan"), and also on behalf of the Plan itself. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"), generally asserting that the defendants failed to make full disclosure of the risks to Plan participants of investing in the Company's stock, to the detriment of the Plan's participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for Plan participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. None of the defendants has yet responded to any of the complaints in the Cardinal Health ERISA actions.

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

Shareholder/ERISA Litigation against Syncor

     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Syncor federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT
(AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int'l Corp., et al., CV 03-52 LGB
(RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants' Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court's July 6, 2004 dismissal order.

     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received by Syncor stockholders in the Company's merger with Syncor was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated under the caption In re: Syncor International Corp. Shareholders Litigation (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the Court to file a second amended complaint. Plaintiffs' request was granted in February 2004. Monty Fu was the only named defendant in the second amended complaint. On September 15, 2004, the

Court granted Monty Fu's Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.

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

     A purported class action complaint, captioned Pilkington v. Cardinal Health, et al, was filed on April 8, 2003, against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP"). A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003, against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004, against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants' Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to "monitor" the performance of Syncor's Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.

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

DuPont Litigation

     On September 11, 2003, E.I. Du Pont De Nemours and Company ("DuPont") filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company's Medical Products and Services segment. DuPont's claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. Although this action is in its early stages and it is impossible to accurately predict the outcome of the proceedings or their impact on the Company, the Company believes that it is owed a defense and indemnity from its co-defendants with respect to DuPont's claim for patent infringement. The

Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

Other Matters

     In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

     See also the discussion of the SEC investigation, U.S. Attorney inquiry and Audit Committee internal review in Note 1.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the quarter ended September 30, 2004 were as follows:

                                            Pharmaceutical   Medical
                                             Distribution    Products    Pharmaceutical      Clinical
                                             and Provider       and     Technologies and   Technologies
(in millions)                                  Services      Services       Services       and Services      Total
- -----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004 (2)                    $211.0        $677.2        $1,843.6         $1,587.5       $4,319.3
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other                5.3           2.6            81.9              7.7           97.5
Transfer (1)                                     (60.1)           -               -              60.1             -
- -----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                   $156.2        $679.8        $1,925.5         $1,655.3       $4,416.8
=======================================================================================================================

     (1) During the first quarter of fiscal 2005, the Company transferred its Clinical Services and Consulting business, previously reported within the Pharmaceutical Distribution and Provider Services segment, to its Clinical Technologies and Services segment to better align business operations. This transfer resulted in approximately $60.1 million of goodwill being reclassed between the segments.

     (2) The June 30, 2004 balances for the Automation and Information Services segment and ALARIS were combined herein under Clinical Technologies and Services.

     The allocation of the purchase price related to the ALARIS acquisition is not yet finalized and is subject to adjustment as the Company is still assessing the value of the pre-acquisition contingencies, as well as finalizing the evaluation of plans to close and relocate certain facilities and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill. In addition, the Company completed several smaller acquisitions during the quarter and has not yet finalized the purchase price allocations related to these acquisitions.

     Intangible assets with limited lives are being amortized using the straight-line method over periods that range from five to forty years. The detail of other intangible assets by class as of September 30 and June 30, 2004, was as follows:


                                             Gross          Accumulated         Net
(in millions)                              Intangible      Amortization     Intangible
- -----------------------------------------------------------------------------------------------
June 30, 2004:
  Trademarks and patents                     $345.9             $23.4          $322.5
  Non-compete agreements                       32.0              24.8             7.2
  Customer relationships                      231.4               6.8           224.6
  Other                                        82.4              17.2            65.2
- -----------------------------------------------------------------------------------------------
   Total                                     $691.7             $72.2          $619.5
- -----------------------------------------------------------------------------------------------
September 30, 2004:
    Trademarks and patents                   $347.9             $26.8          $321.1
    Non-compete agreements                     31.5              25.0             6.5
    Customer relationships                    231.9              13.8           218.1
    Other                                      75.7              19.1            56.6
- -----------------------------------------------------------------------------------------------
     Total                                   $687.0             $84.7          $602.3
- -----------------------------------------------------------------------------------------------

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the quarters ended September 30, 2004 and 2003 was $12.2 million and $2.3 million, respectively.

     Amortization expense for each of the next five fiscal years is estimated to be:

                                   ------------------------------------------------------------------
     (in millions)                       2005         2006         2007         2008         2009
                                   ------------------------------------------------------------------
     Amortization expense               $46.9        $46.7        $45.8        $43.1        $40.9

10.  GUARANTEES

     The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2004, the maximum amount the Company could be required to reimburse was $397.3 million. Based upon current information, the Company believes that the proceeds from the sale of properties under these operating lease agreements would exceed its payment obligation. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.2 million recorded as of September 30, 2004, related to these agreements.

     In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition and disposition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of material liability being triggered under these indemnification obligations is not significant.

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

11.  DISCONTINUED OPERATIONS

     In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by the end of the second quarter of fiscal 2005. The net liabilities at September 30, 2004 and net assets at June 30, 2004, for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

     The results of discontinued operations for the three months ended September 30, 2004 and 2003 are summarized as follows:

                                                         Three Months Ended
                                                           September 30,
                                                 ----------------------------------
(in millions)                                          2004             2003
                                                 ----------------------------------
Revenue                                              $   2.8         $   26.2

Loss before income taxes                                (7.3)            (2.9)
Income tax benefit                                       2.8              1.1
                                                 ----------------------------------
Loss from discontinued operations                    $  (4.5)        $   (1.8)
                                                 ==================================

    There was no interest expense allocated to discontinued operations for the three months ended September 30, 2004, as the note assumed in connection with the Syncor acquisition was paid off in the fourth quarter of fiscal 2004. Interest expense allocated to discontinued operations for the three months ended September 30, 2003 was $0.1 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

     At September 30, 2004 and June 30, 2004, the major components of assets and liabilities of the discontinued operations were as follows:

                                                  September 30,       June 30,
                                                 ----------------------------------
(in millions)                                         2004              2004
                                                 ----------------------------------

Current assets                                      $  17.0          $   21.2
Property and equipment, net                            14.6              22.0
Other assets                                           13.3              17.2
                                                 ----------------------------------
  Total assets                                      $  44.9          $   60.4
                                                 ==================================

Current liabilities                                 $  33.9          $   30.9
Long term debt                                         21.5              24.2
                                                 ----------------------------------
  Total liabilities                                 $  55.4          $   55.1
                                                 ==================================


     Cash flows generated from the discontinued operations are immaterial to the Company and, therefore, are not disclosed separately.

12.  CHANGE IN ACCOUNTING

     Effective as of the first quarter of fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon the sale of inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenues. The Company recorded a $38.5 million (net of tax of $22.5 million) cumulative effect of change in accounting in the condensed consolidated statements of earnings. The cumulative effect reduced net diluted earnings per Common Share by $0.09 in the first quarter of fiscal 2004.

13.  OFF-BALANCE SHEET ARRANGEMENTS

     Cardinal Health Funding ("CHF") was organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 and accordingly is not included in the Company's consolidated financial statements.

     At September 30, 2004, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2005, the capacity under the committed receivables sales facility program was increased from $500 million to $800 million. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company sold $500 million of receivables and retained subordinated interests of $257.1 million under this committed receivables sales facility program during the first quarter of fiscal 2005. At June 30, 2004, there were no outstanding receivables or subordinated interests related to this facility.

     For additional information regarding off-balance sheet arrangements, see
Note 15 below and Note 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

14.  EMPLOYEE RETIREMENT BENEFIT PLANS

     Components of the Company's net periodic benefit costs for the three months ended September 30, 2004 and 2003, were as follows:

                                                      Three Months Ended
                                                        September 30,
                                                 ---------------------------
(in millions)                                        2004         2003
                                                 ---------------------------
Components of net periodic benefit cost:
    Service cost                                 $    0.3     $    0.4
    Interest cost                                     2.5          2.3
    Expected return on plan assets                   (1.7)        (1.4)
    Net amortization and other(1)                     0.6          0.7
                                                 --------------------------
Net amount recognized                            $    1.7     $    2.0
                                                 ==========================

     (1) Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.

     The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

15.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2004, the Company borrowed $750 million in the aggregate on its two $750 million revolving credit facilities. After this borrowing, the aggregate outstanding under these revolving credit facilities was $1.25 billion. The proceeds of this borrowing were utilized primarily for general corporate purposes, including the establishment of pharmaceutical inventory at the Company's new National Logistics Center in Groveport, Ohio. The Company has since repaid its borrowings under its revolving credit facilities, due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory for the National Logistics Center. See Note 6 above for further discussion regarding the nature and terms of the Company's bank revolving credit facilities.

     Also subsequent to September 30, 2004, the Company received a commitment letter for a $500 million committed borrowing facility to be used for general corporate purposes. The Company has since decided not to move forward with this $500 million borrowing facility, which would have provided incremental borrowing capacity.

     Also subsequent to September 30, 2004, the Company sold in the aggregate $300 million of receivables under its committed receivables sales facility program. After these sales, the Company had sold in the aggregate $800 million under its committed receivables sales facility program. See Note 13 above for further information regarding this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 2004 and 2003.

     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K").

     In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its ongoing internal review, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Note 1 of "Notes to Condensed Consolidated Financial Statements." Revenue previously disclosed separately as "Bulk Deliveries to Customer Warehouses and Others" has been aggregated with "Operating Revenue" resulting in combined "Revenue" being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its former Automation and Information Services segment after assessing the impact this segment's sales practice had on the Company's results of operations for the three year period ended June 30, 2004. Lastly, the Company restated its financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of generally accepted accounting principles ("GAAP") and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. As a result, the Company supplemented its historical disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect these changes.

     Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statement was made. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2004 Form 10-K (including in the section titled "Risk Factors That May Affect Future Results" within "Item 1: Business") and are incorporated herein by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     The following summarizes the Company's results of operations for the three months ended September 30, 2004 and 2003.

                                                            Three Months Ended
     (in millions, except per Common Share                    September 30,
      amounts)                                     ------------------------------------
                                                   Growth(1)      2004          2003
     ----------------------------------------------------------------------------------

     Revenue                                          16%       $17,796.0    $15,388.2
     Operating earnings                              (29)%         $361.5       $512.0
     Earnings from continuing operations before
        cumulative effect of change in accounting    (33)%         $217.8       $323.5
     Net earnings                                    (25)%         $213.3       $283.2
     Diluted earnings per Common Share               (22)%          $0.49        $0.63
     ----------------------------------------------------------------------------------

     (1) Growth is calculated as the change (increase or decrease) for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

     The results of operations during the three months ended September 30, 2004 reflect the breadth of products and services the Company offers and the increasing demand for the Company's diverse portfolio of products and services, which led to revenue growth in every segment of the Company. The Company continues to experience strong demand for integrated solutions from health care providers. These integrated solutions include products and services from multiple lines of business within the Company. These arrangements currently represent more than $7 billion of annual sales.

     The Company has four reportable segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for a discussion of changes to business segments during the first quarter of fiscal 2005.

     As previously reported, the Company's Pharmaceutical Distribution business is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from pharmaceutical manufacturers was based on each manufacturer's unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived through the Company's ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on stable and predictable pharmaceutical pricing practices. Beginning in fiscal 2003, pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including the provision of data concerning product sales and distribution patterns. The Company believes these changes have been made to provide greater visibility to pharmaceutical manufacturers over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. Nevertheless, the impact of these changes has significantly reduced the compensation received by the Company from pharmaceutical manufacturers. In addition, since the fourth quarter of fiscal 2004, pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency and amount of product price increases generally has slowed versus historical levels. As a result of these actions by pharmaceutical manufacturers, the Company believes it is no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.

     In response to the developments discussed above, the Company is working to establish a compensation system that is no longer dependent on manufacturers' sales or pricing practices, but rather is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer's products. To that end, the Company is working with individual pharmaceutical manufacturers to define fee-for-service terms that will adequately compensate the Company, in light of each product's unique distribution requirements, for the logistical, capital and administrative services being provided by the Company. To accelerate this process, in August 2004, the Company communicated to its pharmaceutical manufacturing vendors a new policy which sets the earlier of the next anniversary date of the manufacturers' existing agreement with the Company, if any, or April 1, 2005, as the deadline by which manufacturers must have entered into a mutually satisfactory distribution services agreement with the Company providing for reliable, predictable and adequate compensation for the Company's services. For any manufacturer with which the Company is unable to enter into such a mutually satisfactory agreement, the Company plans to assist such manufacturer in transitioning to another method of distribution. There can be no assurance that this business model transition will be successful, or if such transition is successful, of the timing of such a successful transition.

     The Pharmaceutical Technologies and Services segment revenue and operating earnings were dampened during the first quarter of fiscal 2005 by lower demand within the Biotechnology and Sterile Life Sciences and Pharmaceutical Development businesses and increased competition within the segment's Nuclear Pharmacy Services business. The Biotechnology and Sterile Life Sciences business was also adversely affected by continued regulatory delays and operational expenses associated with these delays at its facility in Puerto Rico.

     Revenue and operating earnings within the Pyxis products business of the Clinical Technologies and Services segment declined in the first quarter of fiscal 2005. The decline was a result of softening demand for its core products and increased competition within the industry. The Company believes this trend may continue in the short-term; however, the Company remains confident in the long-term prospects for this business as patient safety concerns combine with innovative new products to drive future demand.

Future Strategies
     The Company recently outlined its top strategies for the future in five primary categories:

     -    strengthen presence in the hospital market;
     -    pursue growth outside the United States;
     -    create a leadership position at the patient point of care;
     - identify basis for future advantage in the pharmaceutical distribution industry; and
     - participate in the highest value opportunities in the generic drug market.

     The Company has started to execute these strategies, but each will require a higher level of integration and resources to ensure the Company's businesses collaborate in a faster and more effective manner. The Company completed a rigorous review of opportunities to focus, align and integrate the way it does business inside the Company with the same discipline it is applying to how it does business outside the Company with customers. Through this analysis, the Company determined that there were significant opportunities to improve its current operating structure and future strategic directions regarding certain corporate initiatives, including the utilization of shared services and strategic sourcing initiatives.

     In order to capture these opportunities, the Company initiated "Operation One Cardinal Health," of which the four main objectives are as follows:

     - Strategic alignment - Create a management and operating infrastructure more integrated around customers and markets and less around the Company's legacies.

     - Operational efficiency - Ensure operations are as simple and effective as possible to maximize the Company's ability to effectively deliver its breadth of offerings and resources.

     - Support services - Drive support services to higher levels of cost efficiency, service and quality.

     - Strategic sourcing - Enhance strategic sourcing by leveraging buying power across the entire Company.

     The overall goal of Operation One Cardinal Health is to achieve cost savings of $125 million in fiscal 2005, with greater annual savings targeted over a three-year period. In conjunction with this review, the Company expects each of its business segments to incur costs to restructure or exit certain business activities. These costs will include one-time termination benefits, asset impairments and various other costs to exit or move facilities. The first phase of this project was approved by the Company's management on September 27, 2004. The estimated costs consist of one-time termination and other related benefits to be paid to employees within the Pharmaceutical Technologies and Services segment. The total cost of this activity is estimated to be approximately $19 million and is expected to be incurred throughout fiscal 2005. See Note 5 of "Notes to Condensed Consolidated Financial Statements" for discussion of the restructuring costs incurred by the Company during the first quarter of fiscal 2005 related to Operation One Cardinal Health.

Government Investigations and Audit Committee Internal Review
     The Company is currently the subject of a formal investigation by the Securities and Exchange Commission (the "SEC") relating to certain accounting matters. The Company also learned that the U.S. Attorney for the Southern District of New York has commenced an inquiry with respect to the Company. Also, the Company's Audit Committee commenced its own internal review, assisted by independent counsel. For further information regarding these matters, see Note 1 to "Notes to Condensed Consolidated Financial Statements."

RESULTS OF OPERATIONS

Revenue

                                                                                          Percent of Company
                                                                                                Revenue
                                                                                   ---------------------------------
Three months ended September 30,                                 Growth(1)             2004                2003
- --------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                   16%                 80%                80%
Medical Products and Services                                       11%                 13%                14%
Pharmaceutical Technologies and Services                             9%                  4%                 4%
Clinical Technologies and Services                                  57%                  3%                 2%

Total Company                                                       16%                100%               100%
- --------------------------------------------------------------------------------------------------------------------

      (1) Growth is calculated as the change (increase or decrease) in the revenue for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

     Revenue for the three months ended September 30, 2004 increased 16% compared to the same period of the prior year. This increase resulted from higher sales volume across each of the Company's segments; addition of new customers, some of which resulted from new corporate arrangements with health care providers that integrate the Company's diverse offerings; addition of new businesses; addition of new products; and pharmaceutical price increases.

     The Pharmaceutical Distribution and Provider Services segment's revenue growth of 16% during the first quarter of fiscal 2005 resulted from strong sales to customers within this segment's core Pharmaceutical Distribution business. The most significant growth was in Bulk Revenue, which increased approximately 25% from the prior year first quarter. See Bulk Revenue discussion below for further details. Also contributing to the growth were sales to health systems customers, which yielded growth of approximately 17%. In addition, annualized pharmaceutical price increases for the first quarter of fiscal 2005 of approximately 3% contributed to the growth in this segment. However, this rate of pharmaceutical price increase activity is lower than rates experienced over the past fiscal year.

     As discussed in Note 2 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K, during fiscal 2004, the Company decided to aggregate revenue classes within the 2004 Form 10-K. "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" were combined for all periods presented so that total revenue and total cost of products sold are presented as single amounts in the consolidated statements of earnings. Beginning with the 2004 Form 10-K, information concerning the portion of the Company's revenue that arises from Bulk Revenue is discussed in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information regarding this reclassification, see Note 2 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

     The Pharmaceutical Distribution and Provider Services segment reports transactions with the following characteristics as "Bulk Revenue": (a) deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products; (b) delivery of products to the customer in the same bulk form as the products are received from the manufacturer; (c) warehouse to customer warehouse or process center deliveries; or (d) deliveries to customers in large or high volume full case quantities. Bulk Revenue for the three months ended September 30, 2004 and 2003 was $5.5 billion and $4.4 billion, respectively. The increase in Bulk Revenue primarily relates to new customers and additional volume from existing customers. The increase from existing customers is primarily due to certain customers purchasing directly from the Company rather than from the manufacturer.

     The Medical Products and Services segment's revenue growth of 11% during the first quarter of fiscal 2005 resulted primarily from new contracts signed during fiscal 2004 within the medical-surgical distribution business and increased revenues within the specialty distribution business. The 10% increase in the medical-surgical distribution business was within the hospital supply and ambulatory care customer segments. The 20% increase in the specialty distribution business reflects increased revenue from the business' largest customer and growth of the existing customer base. This segment's revenue growth was adversely affected by slower growth in the distribution of self-manufactured products and the loss of certain business from customers within a group purchasing organization, or GPO.

     The Pharmaceutical Technologies and Services segment's revenue growth of 9% during the first quarter of fiscal 2005 primarily resulted from the impact of acquisitions. Excluding the impact of all acquisitions and divestitures within this segment, revenue growth would have been flat for the first quarter of fiscal 2005. The results of operations from these acquisitions are not included in the prior period amounts. The segment's growth was adversely affected by lower customer demand for certain products within the Biotechnology and Sterile Life Sciences and Pharmaceutical Development businesses as well as from continued regulatory delays in the start up of new operations in Humacao, Puerto Rico. In addition, the Nuclear Pharmacy Services business was adversely affected by increased competition in selected markets as new independent pharmacies were opened. Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment includes the impact of foreign exchange rate fluctuations. Historically since 2000, this segment was not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. This change adversely affected revenue growth in the first quarter of fiscal 2005, as an adjustment of approximately $13.8 million had been recorded in the first quarter of fiscal 2004.

     The Clinical Technologies and Services segment's revenue growth of 57% during the first quarter of fiscal 2005 resulted from the impact of the acquisition of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "ALARIS") and strong revenue growth of approximately 30% within the Clinical Services and Consulting business. Excluding the impact of the ALARIS acquisition, revenue growth would have been approximately 12% in the first quarter of fiscal 2005. ALARIS' results of operations are not included in the prior period amounts. The Pyxis products business experienced decreased revenue of approximately 7% due to softening demand for its core products and increased competition within the industry. These factors were also seen in the weakening of the Pyxis products business' committed contract backlog. The Company believes this trend may continue in the short-term; however, the Company remains confident in the long-term prospects for this business and expects that patient safety concerns will combine with innovative new products to drive future demand. As more fully described in Note 1 of "Notes to Condensed Consolidated Financial Statements," the Company recorded adjustments relating to the premature revenue recognition in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. The net impact of these adjustments was to increase Pyxis products revenue by $4.1 million in the first quarter of fiscal 2005 as revenue previously deferred due to this practice in the fourth quarter of fiscal 2004 was recognized in the first quarter of fiscal 2005. In fiscal 2004, the Pyxis products business sold portions of its leased asset portfolio, at the direction of Corporate. The proceeds were transferred to Corporate and Pyxis products business received a $4.9 million allocation related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. Effective the first quarter of fiscal 2005, the Pyxis products business did not receive this Corporate allocation. See footnote 4 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for further details.


Operating Earnings

                                                                                          Percent of Company
                                                                                          Operating Earnings
                                                                                   ---------------------------------
Three months ended September 30,                                 Growth(1)             2004                2003
- --------------------------------------------------------------------------------------------------------------------
Pharmaceutical Distribution and Provider Services                  (29)%                38%                41%
Medical Products and Services                                      (14)%                32%                28%
Pharmaceutical Technologies and Services                           (24)%                19%                19%
Clinical Technologies and Services                                 (32)%                11%                12%

Total Company(2)                                                   (29)%               100%               100%
- --------------------------------------------------------------------------------------------------------------------

     (1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

     (2) The Company's overall operating earnings decrease of 29% includes the effect of special items, which totaled $31.9 million and $13.2 million during the three months ended September 30, 2004 and 2003, respectively. Special items are not allocated to the segments.

     Total operating earnings for the three months ended September 30, 2004 decreased 29% compared to the same period of the prior year. This overall decrease resulted from operating earnings declines in each of the Company's segments, with the largest percentage declines experienced in the Pharmaceutical Distribution and Provider Services and Clinical Technologies and Services segments. The Company's gross margins continue to be dampened by: (1) reduced vendor margins within the Pharmaceutical Distribution business driven by changes in pharmaceutical manufacturers' sales and pricing practices (see the "Overview" section for further discussion) and competitive pricing; (2) increased mix of lower-margin distribution business and competitive pricing within the Medical Products and Services segment; (3) continued regulatory delays and reduced customer demand for certain products in the Pharmaceutical Technologies and Services segment, both of which have adversely affected manufacturing efficiencies within this segment; and (4) unfavorable revenue mix and increased competition with respect to products and pricing within the Clinical Technologies and Services segment. Total operating earnings were also affected by the unfavorable quarter over quarter impact, $18.7 million, related to special items. The increased costs were associated with the SEC investigation, Operation One Cardinal Health and the integration of acquisitions (see Note 5 of "Notes to Condensed Consolidated Financial Statements" for additional information). The first quarter results were also adversely impacted by a $16.4 million charge within the Medical Products and Services segment related to estimated remaining liabilities for outstanding latex litigation. In addition, the Company's expenses for the first quarter of fiscal 2005 were impacted by an increase in incentive compensation expense of $10.2 million versus the first quarter of fiscal 2004. There was no incentive compensation expense recorded in the first quarter of fiscal 2004.

     The Pharmaceutical Distribution and Provider Services segment's operating earnings decrease of 29% during the first quarter of fiscal 2005 resulted from changes in pharmaceutical manufacturers' sales and pricing practices, as discussed above in the "Overview" section. The impact of these changes has significantly reduced the margin the Company receives from pharmaceutical manufacturers. As discussed above, pharmaceutical manufacturers have changed their sales practices by restricting product available for purchase by pharmaceutical wholesalers. In addition, since the fourth quarter of fiscal 2004, pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency and amount of product price increases has slowed versus historical levels. For the first quarter of fiscal 2005, annualized pharmaceutical price increases were approximately 3% compared to 6% in the first quarter of fiscal 2004. In response, the Company is working with individual pharmaceutical manufacturers to develop non-contingent, fair-market-value compensation that will adequately compensate the Company, in light of each product's unique distribution requirements.

     The Medical Products and Services segment's operating earnings decrease of 14% from the first quarter of fiscal 2004 resulted primarily from the $16.4 million charge for latex litigation described above. See Note 8 of "Notes to Condensed Consolidated Financial Statements" for detail of the Company's latex litigation. In addition, an increased mix of lower margin distributed products, competitive pricing within the industry and increases in freight and raw material prices led to decreased operating earnings. These items were partially offset by operating earnings from new customers and other decreases in manufacturing costs. Selling, general and administrative expenses grew 17% during this period primarily due to the charge for latex litigation described above and higher personnel costs associated with the overall business growth.

     The Pharmaceutical Technologies and Services segment's operating earnings decrease of 24% during the first quarter of fiscal 2005 resulted from lower demand for certain products, continued regulatory delays and the impact of hurricanes, which disrupted production at the Company's operations in Puerto Rico and Florida. These regulatory and customer demand factors primarily affected the Company's Biotechnology and Sterile Life Sciences and Pharmaceutical Development businesses. In addition, the operating margins in this segment's Nuclear Pharmacy Services business were adversely affected by increased competition in selected markets as new independent pharmacies were opened. As discussed above in the "Revenue" section, the Pharmaceutical Technologies and Services segment historically since 2000 included an allocation from Corporate for the impact of foreign exchange rate fluctuations. Effective the first quarter of fiscal 2005, the segment did not receive this Corporate allocation. This change adversely affected operating earnings growth in the first quarter of fiscal 2005, as a positive adjustment of approximately $5.0 million was recorded in the first quarter of fiscal 2004.

     The Clinical Technologies and Services segment's operating earnings decreased 32% during the first quarter of fiscal 2005 primarily from decreased operating earnings within the Pyxis products business which were not offset by an acquisition benefit from the ALARIS transaction completed in early July. Pyxis products performance was impacted by the following:

         -    7% decline in revenue;
         -    lower unit margins due to adverse year over year sales mix;
         - increased year over year bad debt expense, $4.6 million, due to a non-recurring favorable adjustment recorded in first quarter fiscal 2004;
         - adverse year over year comparison due to segment allocation adjustment recorded in fiscal 2004, $4.9 million, for the estimated interest income that the business would have earned from assets sold as part of the leased asset portfolio sales (which proceeds from such sales were returned to Corporate for general corporate requirements);
         - additional reserves recorded during the first quarter of fiscal 2005 for inventory valuation and customer commitment obligations, $4.1 million; and
         - favorable net impact, $2.8 million, of premature revenue recognition adjustments recorded in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005 (see Note 1 of "Notes to Condensed Consolidated Financial Statements" for a more detailed discussion of these adjustments).

     Operating results from ALARIS, while incremental to the segment's results year over year, were substantially reduced during the quarter due to the effect of purchase accounting adjustments. These adjustments included an inventory valuation adjustment to "fair value," with the adjusted, higher cost inventory being sold during the quarter, adversely affecting gross margins by approximately $20.6 million. ALARIS' margins are expected to return to historical levels starting in the second quarter of fiscal 2005.

Special Items
     The following is a summary of the special items for the three-month periods ended September 30, 2004 and 2003.

                                                         Three Months Ended
                                                            September 30,
(in millions)                                             2004         2003
- -----------------------------------------------------------------------------

   Merger-related costs                                  $16.9          $8.6
   Restructuring costs                                     7.5           7.3
   Litigation settlements, net                               -          (2.7)
   Other special items                                     7.5             -
- -----------------------------------------------------------------------------

Total special items                                      $31.9         $13.2
=============================================================================

     See Note 5 of "Notes to Condensed Consolidated Financial Statements" for detail of the Company's special items.

Interest Expense and Other
     The increase in interest expense and other of $13.2 million during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 resulted primarily from increased net borrowings outstanding in the current fiscal quarter, which increased interest expense by $8.3 million. The additional borrowings were a result of short-term working capital needs primarily associated with the acquisition of ALARIS and start-up of the new National Logistics Center in Groveport, Ohio, which has been operational since August 2004, and other seasonal inventory requirements. Also included within interest expense and other are gains and losses recognized from transactions outside the Company's ordinary course of business (e.g., sales of lines of business or individual facilities, as well as adjustments of equity investments). During the first quarter of fiscal 2005, the Company recorded net losses of approximately $5.9 million related to the writedown of certain investments. There were no significant other gains and losses recorded in the first quarter of fiscal 2004.

Provision for Income Taxes
     The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 32.0% and 33.2% for the first quarters of fiscal 2005 and 2004, respectively. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications.

Loss from Discontinued Operations
     See Note 11 in "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
     The following table summarizes the Company's Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2004 and 2003.

                                                              Three-Months Ended
                                                                 September 30,
                                                        -------------------------------
(in millions)                                               2004            2003
- ---------------------------------------------------------------------------------------
Cash provided by/(used in):
    Operating activities                                   $893.2          $294.1
    Investing activities                                  $(365.4)         $(90.3)
    Financing activities                                  $(471.4)        $(935.8)

     OPERATING ACTIVITIES. Net cash provided by operating activities during the three months ended September 30, 2004 totaled $893.2 million, an increase of $599.1 million when compared to the same period a year ago. The increase was primarily due to an increase in accounts payable and a decrease in accounts receivable. The $380.8 million increase in accounts payable was due to the timing of payments at quarter-end, as well as inventory buys executed shortly before quarter-end for the establishment of pharmaceutical inventory at the Company's new National Logistics Center within the Company's Pharmaceutical Distribution business. The decrease in accounts receivable was primarily a result of the sale of $500 million of receivables during the quarter under the Company's committed receivables sales facility program. These operating cash flow benefits were adversely affected by a $105.7 million decrease in operating earnings.

     INVESTING ACTIVITIES. Cash used in investing activities primarily represents the Company's use of cash to complete acquisitions. During the three months ended September 30, 2004, the majority of the cash used in investing activities related to costs associated with the acquisition of ALARIS and an acquisition within the Nuclear Pharmacy Services business. In addition, capital expenditures increased $29.7 million.

     FINANCING ACTIVITIES. The Company's financing activities utilized cash of $471.4 million and $935.8 million during the first quarter of fiscal 2005 and 2004, respectively. Cash used in financing activities during the three months ended September 30, 2004 primarily reflects the Company's decision to retire the Company's commercial paper, and certain debt acquired from the ALARIS acquisition. These cash outflows for the first quarter of fiscal 2005 were partially offset by net proceeds of $500 million received from the Company's bank revolving credit facilities.

International Cash
     The Company's cash balance of approximately $1.2 billion as of September 30, 2004 includes $244.7 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Capital Resources
     In addition to cash, the Company's sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities. During the first quarter of fiscal 2005, the Company borrowed $500 million in aggregate on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company's commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. Subsequent to September 30, 2004, the Company borrowed an additional $750 million in the aggregate on the revolving credit facilities utilized primarily for the establishment of the National Logistics Center. The Company has since fully repaid the $1.25 billion outstanding balance under the bank revolving credit facilities. Also subsequent to September 30, 2004, the Company received a commitment letter for a $500 million borrowing facility to be used for general corporate purposes. The Company has since decided not to move forward with this $500 million borrowing facility, which would have provided incremental borrowing capacity.

     The Company's sources of liquidity also include a committed receivables sales facility program with the capacity to sell $800 million in receivables. See "Off-Balance Sheet Arrangements" below.

     The Company's capital resources are more fully described in "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. See also Note 6 of "Notes to Condensed Consolidated Financial Statements."

     The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations and current and projected debt service requirements, including those related to business combinations.

Debt Covenants
     The Company's various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of September 30, 2004, the Company was in compliance with this covenant.

     The Company's preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of September 30, 2004, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

Contractual Obligations
     There have been no material changes, outside the ordinary course of business, in the Company's outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
     During the first quarter of fiscal 2005, the Company sold $500 million in receivables under the committed receivables sales facility program and thereafter increased the capacity under the program from $500 million to $800 million. Subsequent to September 30, 2004, the Company sold an additional $300 million of receivables under this program. In the aggregate, $800 million in receivables have been sold under this program to date. See Note 13 in "Notes to Condensed Consolidated Financial Statements" for more information regarding these off-balance sheet arrangements.

OTHER
     See Note 2 in "Notes to Condensed Consolidated Financial Statements" for a discussion of recent financial accounting standards.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2004 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

     The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation, which has taken into account conclusions reached to date in connection with the internal review conducted by the Audit Committee of the Company's Board of Directors, has allowed the Company to make conclusions, as set forth below, regarding the state of its disclosure controls and procedures. As noted below, material weaknesses have been identified in the Company's internal controls.

     The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP.

     As disclosed in Note 1 of "Notes to Condensed Consolidated Financial Statements" and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has taken certain actions as a result of the internal review undertaken by the Audit Committee with respect to certain accounting matters. These actions include: a restatement of the Company's financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004; a reclassification of certain categories of revenue; and expanded disclosure with respect to various items in the 2004 Form 10-K.

     In connection with the Audit Committee's internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company's ongoing efforts to improve its internal control processes and corporate governance. These measures are more fully discussed under Item 9a of the 2004 Form 10-K. The Company is in the process of implementing these control enhancements, which are intended to improve the Company's control procedures and address the issues resulting in the material weaknesses identified by the Company's independent auditor.

     In connection with the completion of its audit with respect to the Company's financial statements for fiscal 2004, including additional procedures resulting from the Audit Committee's internal review, the Company's independent auditor identified and communicated to the Company's management and the Audit Committee a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) in the Company's entity level controls relating to the Company's control environment through June 30, 2004. Further, the Company's independent auditor concluded that a material weakness existed with respect to the timing of revenue recognition within the Company's former Automation and Information Services segment. As described in
Note 1 in "Notes to Condensed Consolidated Financial Statements," the Company became aware that some equipment confirmation forms were being executed prior to completion of installation of Pyxis equipment. Equipment revenue is recognized upon completion of equipment confirmation forms. See Note 1 in "Notes to Condensed Consolidated Financial Statements" for a description of this revenue recognition policy. The Company did not have controls in place to assure that installations had in fact occurred before customer acceptance.

     The Company's independent auditor also acknowledged that in connection with the Audit Committee's internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company's ongoing efforts to improve its internal control process and corporate governance and address the Company's independent auditor's material weakness conclusions.

     The Company believes that the implementation of the enhancements identified in Item 9a and Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K will correct these material weaknesses for future periods, and the Company will continue to examine this issue for possible further enhancements to its control processes.

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

     The Company's management, including the Company's principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures and its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Based on the evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004, subject to the matters described in this Item 4, the Company's principal executive officer and principal financial officer have concluded that the material weakness with respect to the timing of revenue recognition in the Company's former Automation and Information Services segment remained in existence as of September 30, 2004, and as such, such officers have further concluded that the Company's disclosure controls and procedures needed improvement and were not effective as of September 30, 2004. Other than the enhancements identified in Item 9a and Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K, which enhancements the Company is in the process of implementing, there were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company believes, and its principal executive officer and principal financial officer have concluded, that the implementation in fiscal 2005 of the improvements and enhancements described above should be sufficient to provide for adequate and effective disclosure controls and procedures for future periods.

     Appearing as exhibits to this Form 10-Q are the certifications of the Company's principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of the Company's disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and
(c) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The discussion herein is limited to certain of the legal proceedings in which the Company is involved, including material developments to certain of those proceedings. More of the legal proceedings in which the Company is involved are described in "Item 3: Legal Proceedings" of the 2004 Form 10-K, and are incorporated herein by reference. To the extent any statements therein constitute "forward-looking statements," reference is made to Exhibit 99.01 of this Form 10-Q and the section entitled "Risk Factors That May Affect Future Results" within "Item 1: Business" of the 2004 Form 10-K.

     The legal proceedings described in Note 8 of "Notes to Condensed Consolidated Financial Statements" are incorporated herein by reference. Unless otherwise indicated, all proceedings discussed in Note 8 remain pending.

Vitamins Litigation

     On May 17, 2000, R.P. Scherer Corporation (which was acquired by the Company in August 1998, has been given the legal designation of Cardinal Health 409, Inc. and is referred to in this Form 10-Q as "Scherer") filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case is pending in the United States District Court for the District of Columbia (where it was transferred). As of September 30, 2004, Scherer has entered into settlement agreements with the majority of the defendants in consideration of payments of approximately $144.7 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. The Company has settled all known claims with all but one of the defendants, and the Company believes that the total amount of any future recovery will not likely represent a material amount. As more fully described in Note 1 of "Notes to Consolidated Financial Statements" of the 2004 Form 10-K, the Company has decided, as a result of discussions with the SEC staff, to reverse its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and to recognize the income from such recoveries as a special item in the period cash was received from the manufacturers.

Antitrust Litigation against Pharmaceutical Manufacturers

     During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through September 30, 2004 were $55.9 million. Additionally, in October 2004, the Company received its share of the settlement proceeds for one of these actions. Such amount, approximately $5.5 million, will be reported as a special item in the Company's second quarter fiscal 2005 results. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.

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

     In connection with the SEC's inquiry, the Company's Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting matters, including but not limited to the establishment and adjustment of certain reserves and their impact on quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC's June 21, 2004 subpoena and are reviewing other matters identified in the course of the Audit Committee's internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings as of the date of the determination from its internal review, which are discussed in Note 1 of "Notes to Condensed Consolidated Financial Statements" herein and Note 1 of "Notes to Consolidated Financial Statements" contained in the 2004 Form 10-K, which was filed with the SEC on October 26, 2004. In connection with the Audit Committee's conclusions, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as described in Notes 1 and 2 of "Notes to Consolidated Financial Statements" of the 2004 Form 10-K. The Audit Committee's review with respect to the financial statement impact of the matters reviewed as of the date of the determination is substantially complete. As the Company continues to respond to the SEC's investigation and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in the 2004 Form 10-K or this Form 10-Q will not change or require amendment. In addition, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in the 2004 Form 10-K and this Form 10-Q.

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

Other Matters

     In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

     The health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs and otherwise. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2004:

                                 ISSUER PURCHASES OF EQUITY SECURITIES
- -----------------------------------------------------------------------------------------------------


                                                             Total Number of
                                                            Shares Purchased    Approximate Dollar
                          Total Number                         as Part of      Value of Shares that
                            of Shares      Average Price   Publicly Announced  May Yet Be Purchased
Period                      Purchased     Paid per Share         Program        Under the Program
- -----------------------------------------------------------------------------------------------------
July 1-31, 2004            10,894(1)          $50.89               --                 --
- -----------------------------------------------------------------------------------------------------
August 1-31, 2004              --               --                 --                 --
- -----------------------------------------------------------------------------------------------------
September 1-30, 2004           --               --                 --                 --
- -----------------------------------------------------------------------------------------------------
Total                      10,894             $50.89               --                 --
=====================================================================================================

(1) Reflects Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

ITEM 5: OTHER INFORMATION

     (a)   None.

     (b)   None.

     The following information was not required to be disclosed on Form 8-K during the quarter ended September 30, 2004, but rather is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). The date of the Company's Annual Meeting of Shareholders has been moved to December 8, 2004 (proxy materials were mailed on November 8, 2004). As a result, the deadlines for submitting shareholder proposals within and outside the processes of Rule 14a-8 were changed to July 11, 2004 and September 24, 2004, respectively.

ITEM 6: EXHIBITS

   Exhibit
   Number    Exhibit Description
   ------    -------------------

   10.01 Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto and Bank One, NA (Main Office Chicago), as Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

   10.02 Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of August 18, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

   10.03 Omnibus Limited Waiver and Second Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of September 24, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

   10.04 Amendment No. 3 to Amended and Restated Receivables Purchase Agreement and Confirmations of Transfers, dated as of September 30, 2004, by and among Griffin Capital, LLC, Cardinal Health Funding, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Bank One, NA (Main Office Chicago), as the Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

   10.05 Amended and Restated Performance Guaranty, dated as of September 30, 2004, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC

   31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     99.01     Statement Regarding Forward-Looking Information(1)

- --------------

       (1) Included as an exhibit to the Company's Annual Report on Form 10-K filed October 26, 2004 (File No. 1-11373) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARDINAL HEALTH, INC.




Date:    November 9, 2004                  /s/ Robert D. Walter
                                           -------------------------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer




                                           /s/ J. Michael Losh
                                           -------------------------------------
                                           J. Michael Losh
                                           Chief Financial Officer