Form 10-Q
period 2004-12-31
CARDINAL HEALTH INC
filed 2005-02-09
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2004           Commission File Number 1-11373

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

                                 Yes [X] No [ ]

      The number of Registrant's Common Shares outstanding at the close of business on January 31, 2005 was as follows:

                 Common Shares, without par value: 433,605,559

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                  Page No.
                                                                                                  --------
Part I.    Financial Information:

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Six Months
           Ended December 31, 2004 and 2003 (unaudited).......................................        3

           Condensed Consolidated Balance Sheets at December 31, 2004 and
           June 30, 2004 (unaudited)..........................................................        4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           December 31, 2004 and 2003 (unaudited).............................................        5

           Notes to Condensed Consolidated Financial Statements...............................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................       30

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................       38

Item 4.    Controls and Procedures............................................................       39

Part II.   Other Information:

Item 1.    Legal Proceedings..................................................................       40

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................       43

Item 4.    Submission of Matters to a Vote of Security Holders................................       43

Item 5.    Other Information..................................................................       44

Item 6.    Exhibits...........................................................................       44

* Items not listed are inapplicable.

           PART I. FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    DECEMBER 31,                     DECEMBER 31,
                                                                2004           2003             2004              2003
                                                           -------------    ------------    -------------    -------------
Revenue                                                    $    18,554.6    $   16,350.8    $    36,350.6    $    31,739.0
Cost of products sold                                           17,348.1        15,189.8         34,057.6         29,505.2
                                                           -------------    ------------    -------------    -------------
Gross margin                                                     1,206.5         1,161.0          2,293.0          2,233.8

Selling, general and administrative expenses                       699.6           588.0          1,392.7          1,135.6

Impairment charges and other                                        83.0           (8.1)             86.8             (6.4)

Special items - restructuring charges                              105.1            12.9            112.6             20.2
              - merger charges                                      10.2             7.8             27.1             16.4
              - other                                              (12.2)          (24.2)            (4.7)           (26.9)
                                                           -------------    ------------    -------------    -------------

Operating earnings                                                 320.8           584.6            678.5          1,094.9

Interest expense and other                                          16.9            27.6             54.3             53.9
                                                           -------------    ------------    -------------    -------------

Earnings before income taxes, discontinued operations
   and cumulative effect of change in accounting                   303.9           557.0            624.2          1,041.0

Provision for income taxes                                         100.1           183.4            202.6            343.9
                                                           -------------    ------------    -------------    -------------

Earnings from continuing operations before
   cumulative effect of change in accounting                       203.8           373.6            421.6            697.1

Earnings/(loss) from discontinued operations
   (net of tax ($6.5) and $3.1, respectively, for the
   three months ended December 31, 2004 and 2003,
   and ($3.7) and $4.2, respectively, for the
   six months ended December 31, 2004 and 2003                      10.2            (5.1)             5.7             (6.9)

Cumulative effect of change in accounting                              -               -                -            (38.5)
                                                           -------------    ------------    -------------    -------------

Net earnings                                               $       214.0    $      368.5    $       427.3    $       651.7
                                                           =============    ============    =============    =============

Basic earnings per Common Share:

   Continuing operations                                   $        0.47    $       0.86    $        0.98    $        1.60
   Discontinued operations                                          0.02           (0.01)            0.01            (0.02)
   Cumulative effect of change in accounting                           -               -                -            (0.09)
                                                           -------------    ------------    -------------    -------------

   Net basic earnings per Common Share                     $        0.49    $       0.85    $        0.99    $        1.49
                                                           =============    ============    =============    =============

Diluted earnings per Common Share:

   Continuing operations                                   $        0.47    $       0.85    $        0.97    $        1.58
   Discontinued operations                                          0.02           (0.01)            0.01            (0.02)
   Cumulative effect of change in accounting                           -               -                -            (0.09)
                                                           -------------    ------------    -------------    -------------

   Net diluted earnings per Common Share                   $        0.49    $       0.84    $        0.98    $        1.47
                                                           =============    ============    =============    =============

Weighted average number of Common Shares outstanding:
   Basic                                                           432.1           433.2            431.7            436.8
   Diluted                                                         437.1           438.7            436.3            442.5

Cash dividends declared per Common Share                   $       0.030    $      0.030    $       0.060    $       0.060

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                      DECEMBER 31,          JUNE 30,
                                                                         2004                 2004
                                                                    ---------------     ----------------
ASSETS
     Current assets:
      Cash and equivalents                                          $       1,273.7     $        1,096.0
      Trade receivables, net                                                2,821.9              3,432.7
      Current portion of net investment in sales-type leases                  211.5                202.1
      Inventories                                                           8,177.5              7,471.3
      Prepaid expenses and other                                              794.3                795.4
      Assets held for sale from discontinued operations                        32.1                 60.4
                                                                    ---------------     ----------------

        Total current assets                                               13,311.0             13,057.9
                                                                    ---------------     ----------------
    Property and equipment, at cost                                         4,484.2              4,300.1
    Accumulated depreciation and amortization                              (2,091.1)            (1,936.1)
                                                                    ---------------     ----------------
    Property and equipment, net                                             2,393.1              2,364.0

    Other assets:
      Net investment in sales-type leases, less current portion               631.9                546.0
      Goodwill and other intangibles, net                                   5,040.0              4,938.8
      Other                                                                   413.0                462.4
                                                                    ---------------     ----------------

        Total                                                       $      21,789.0     $       21,369.1
                                                                    ===============     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Notes payable and other short-term borrowings                 $          79.0     $            5.6
      Current portion of long-term obligations                                356.4                855.0
      Accounts payable                                                      7,231.9              6,432.4
      Other accrued liabilities                                             1,968.5              2,021.3
      Liabilities from discontinued operations                                 53.5                 55.1
                                                                    ---------------     ----------------

        Total current liabilities                                           9,689.3              9,369.4
                                                                    ---------------     ----------------
    Long-term obligations, less current portion                             2,384.6              2,834.7
    Deferred income taxes and other liabilities                             1,155.6              1,188.7

    Shareholders' equity:
      Preferred Shares, without par value
        Authorized - 0.5 million shares, Issued - none                            -                    -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 474.9
        million shares and 473.1 million shares,
        respectively, at December 31, 2004 and June 30, 2004                2,708.3              2,653.8
      Retained earnings                                                     8,289.8              7,888.0
      Common Shares in treasury, at cost, 41.9 million shares
        and 42.2 million shares, respectively, at December 31,
        2004 and June 30, 2004                                             (2,565.2)            (2,588.1)
      Other comprehensive income                                              151.3                 28.9
      Other                                                                   (24.7)                (6.3)
                                                                    ---------------     ----------------
        Total shareholders' equity                                          8,559.5              7,976.3
                                                                    ---------------     ----------------
        Total                                                       $      21,789.0     $       21,369.1
                                                                    ===============     ================

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                              2004                 2003
                                                                         ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations before
       cumulative effect of change in accounting                         $         421.6       $       697.1
   Adjustments to reconcile earnings from continuing
        operations before cumulative effect of change
        in accounting to net cash from operations:
      Depreciation and amortization                                                198.2               143.2
      Asset impairments                                                            155.8                 4.8
      Provision for bad debts                                                        0.8                (2.7)
      Change in operating assets and liabilities, net of
        effects from acquisitions:
        Decrease/(increase) in trade receivables                                   622.3              (488.3)
        Increase in inventories                                                   (707.5)             (841.4)
        Decrease/(increase) in net investment in sales-type leases                 (95.3)               22.0
        Increase in accounts payable                                               794.1               964.3
        Other accrued liabilities and operating items, net                         129.2                49.4
                                                                         ---------------       -------------

   Net cash provided by operating activities                                     1,519.2               548.4
                                                                         ---------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                              (273.2)             (499.1)
   Proceeds from sale of property, equipment and other assets                        4.2                 5.2
   Additions to property and equipment                                            (214.6)             (164.1)
   Proceeds from sale of discontinued operations                                    39.5                   -
                                                                         ---------------       -------------

   Net cash used in investing activities                                          (444.1)             (658.0)
                                                                         ---------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short-term debt                             (562.7)                0.6
   Reduction of long-term obligations                                           (1,621.4)             (202.8)
   Proceeds from long-term obligations, net of issuance costs                    1,264.8                78.5
   Proceeds from issuance of Common Shares                                          47.8                80.0
   Purchase of treasury shares                                                         -            (1,000.0)
   Dividends on Common Shares                                                      (25.9)              (26.4)
                                                                         ---------------       -------------

   Net cash used in financing activities                                          (897.4)           (1,070.1)
                                                                         ---------------       -------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                    177.7            (1,179.7)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      1,096.0             1,724.0
                                                                         ---------------       -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $       1,273.7       $       544.3
                                                                         ===============       =============

           See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING INVESTIGATIONS AND RESTATEMENTS

      As more fully described in the Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K") in October 2003, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry regarding Cardinal Health, Inc. (the "Company"). The SEC's request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. In connection with the SEC's informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company continues to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required.

      During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review as of the date of the determination. These conclusions regarding certain items that impact revenue and earnings relate to four primary areas of focus: (1) classification of sales to customer warehouses between "Operating Revenue" and "Bulk Deliveries to Customer Warehouses and Other" within the Company's Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company's practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company's former Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that had been identified in the internal review. These conclusions are detailed in the 2004 Form 10-K. The Audit Committee's internal review with respect to the financial statement impact of the matters reviewed to date is substantially complete. In connection with these conclusions, the Audit Committee determined that the financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003 as well as the first three quarters of fiscal 2004 should be restated to reflect the conclusions from its internal review to date. These restatements were reflected in the 2004 Form 10-K.

      Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and has determined to take disciplinary actions with respect to the Company's employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is an ongoing separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affect senior financial and managerial personnel, as well as other personnel, at the corporate level and in four business segments. None of the Company's current corporate executive officers (who are identified at www.cardinal.com) were the subject of disciplinary action by the Audit Committee. All affected employees have been notified. In connection with the determinations made by the Audit Committee, Gary S. Jensen, the Company's controller, has resigned, which resignation will be effective on February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, with the exception of conclusions concerning the responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamins manufacturers which are being addressed by a separate committee of the Board.

      As the Company continues to respond to the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required, that the historical financial statements included in the 2004 Form 10-K, the Form 10-Q for the period ended September 30, 2004 or this Form 10-Q will not change or require amendment, or that additional disciplinary actions would not be required in such circumstances. In addition, as the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in the 2004 Form 10-K, the Form 10-Q for the period ended September 30, 2004 and this Form 10-Q.

      In connection with the SEC's formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee's internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. The Company is responding to the separate committee internal review and providing all information required.

      The conclusions of the Audit Committee's internal review to date with respect to financial statement matters are set forth in Notes 1 and 2 of "Notes to the Consolidated Financial Statements" included in the 2004 Form 10-K. Additional information with respect to the Audit Committee's second, third and fourth areas of focus described in the second paragraph above, which impact the reporting periods discussed in this Form 10-Q, is set forth below. There was no first or second quarter fiscal 2004 impact with respect to the first area of focus.

      UNDISCLOSED EARNINGS IMPACT: Disclosure of the Company's Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment

      Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments was properly included in the Company's reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net increase/(decrease) in net earnings in the first and second quarters of fiscal 2004 as a result of this practice was as follows:

(in millions)                                       Net Earnings
FISCAL 2004                                         ------------
--------------
First Quarter                                          $(0.2)
Second Quarter                                           3.0
                                                       -----
Year-To-Date                                           $ 2.8
                                                       =====

      For additional information regarding the net increase/(decrease) in net earnings as a result of this practice for fiscal 2004, 2003 and 2002, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

      During the fourth quarter of fiscal 2004, the Company changed its accounting method for recognizing cash discounts from recognition primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon sale by the Company of the purchased inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenues. This change was made retroactively effective to the beginning of fiscal 2004. As a result, the Company restated its previously reported fiscal 2004 quarterly results to reflect this change. See Note 13 below for further discussion of this change in accounting.

      REVENUE AND EARNINGS IMPACT: Timing of Revenue Recognition Within the Company's Former Automation and Information Services Segment

      Within its former Automation and Information Services segment (which is now included in the Clinical Technologies and Services segment; see Note 7 below), the Company's revenue recognition policy for equipment systems installed at a customer's site is to recognize revenue once the Company's installation obligations are complete and the equipment is functioning according to the material specifications of the user's manual and the customer has accepted the equipment as evidenced by signing an equipment confirmation document. As more fully described in the 2004 Form 10-K, the Company learned of concerns during the Audit Committee's internal review that some equipment confirmation documents were being executed prior to the time when installations were complete and revenue could be recognized. In order to assess the implications of any premature execution of equipment confirmations and corresponding revenue recognition, the Audit Committee review included: (a) document and process reviews, including a sample of equipment confirmation forms; (b) certifications for selected employees involved in the installation process; (c) interviews of selected employees across regions within the U.S. and at various levels of the Company; (d) interviews of certain former employees of the Company; and (e) interviews of selected customers across all regions within the U.S.

      This inquiry indicated some equipment confirmations, particularly in some sales regions, had been prematurely executed by customers at the request of certain Company employees, including certain situations where inducements to the customer (such as deferral of payments) were offered to obtain premature execution. As a result, it was determined that a material weakness in the Company's internal controls existed with respect to the timing of revenue recognition within this segment. The Company concluded the following in connection with its review of premature revenue recognition:

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

      The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These estimation methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied to all quarters of fiscal 2004 (i.e., utilizing the 10.8% exception rate) the net increase in revenue and operating earnings for the first and second quarters of fiscal 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, would have been as follows:

                                                      Operating
($ in millions)                  Revenue   % Change   Earnings    % Change
 FISCAL 2004                     -------   --------   ---------   --------
---------------
First Quarter                    $   3.7      2.6%     $   2.4      4.5%
Second Quarter                       0.1      0.0%           -      0.0%
                                 -------              ---------
Year-To-Date                     $   3.8      1.2%     $   2.4      1.8%
                                 =======              =========

      For additional information regarding the estimated net increase/(decrease) in revenue and operating earnings for fiscal 2002 and each previously reported quarter of fiscal 2003 and 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the first and second quarters of fiscal 2004 would be 2.1% and 0.7%, respectively. The Company believes the impact of the adjustments resulting from the estimation methods is not material to previously reported results as such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company's previous disclosures related to the former Automation and Information Services segment.

      Given the premature revenue recognition practices identified at June 30, 2004, the Company completed a similar review of the installation process during the first quarter of fiscal 2005, including interviews with selected customers representing a substantial percentage of the former Automation and Information Services segment's end of quarter reported revenue. While the results from the interviews performed in the first quarter of fiscal 2005 suggested a lower incidence of premature revenue recognition than at June 30, 2004, the sample of customers interviewed was more limited than was completed at June 30, 2004. In addition, the Company's efforts to improve its system of internal controls were in the early stages. As a result, the Company in conjunction with the Audit Committee decided to adjust reported revenue utilizing the same error rate, 10.8%, as was utilized at June 30, 2004. Utilizing the same 10.8% assumed error rate, the Company recorded a $4.2 million reduction in revenue and a $2.5 million reduction in operating earnings during the first quarter of fiscal 2005. This adjustment is exclusive of the recognition of the $8.3 million in revenue and $5.3 million of operating earnings in the first quarter of fiscal 2005 described above.

      Following the completion of the first quarter of fiscal 2005, the Company reiterated the revenue recognition policy for equipment systems installed at a customer's site for its former Automation and Information Services segment, and instructed all employees to strictly adhere to this policy. The Company continues to implement corrective actions in response to these findings regarding its revenue recognition practices within its former Automation and Information Services segment, as more fully described in Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K and in "Part I, Item 4" of this Form 10-Q. During the second quarter of fiscal 2005, the Company completed a review of revenue recognition practices associated with the equipment installation process for its former Automation and Information Services segment, including interviews with selected customers and site visits to related customer locations representing a substantial percentage of the former Automation and Information Services segment's end of quarter reported revenue. The results of the interviews and site visits performed did not indicate an incidence of premature revenue recognition during the second quarter of fiscal 2005.

      RESTATED EARNINGS: Certain Balance Sheet Reserve and Accrual Adjustments

      The Audit Committee's internal review included a review to determine if period-end adjustments to balance sheet reserve accounts and other accruals recorded in fiscal 2000 through fiscal 2004 were properly recorded in accordance with generally accepted accounting principles ("GAAP"). Based upon the Audit Committee's internal review, the Company determined there were various situations where (a) the amount of reserve, (b) the timing of reserve recognition, or (c) the timing of reserve adjustments could not be substantiated or was in error. As a result, as more fully described in the 2004 Form 10-K, the financial statements for certain prior fiscal quarters and years have been restated by the Company.

      Some of the types of balance sheet reserves and accrual adjustments that were restated consist of the following:

      1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a last-in, first-out("LIFO"), inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid. The net impact of these errors on the first and second quarters of fiscal 2004 is reflected in the table below.

      2. Errors made in previous periods that were identified and appropriately corrected in a subsequent period when discovered. These items were not reported as prior period corrections at the time of their discovery because they were deemed immaterial. At this time, however, the Company has restated its prior financial statements to correct for such items identified during the internal review. The net impact of these errors on the first and second quarters of fiscal 2004 is reflected in the table below.

      The following table summarizes the restatement impact on previously reported net earnings as defined above for the first and second quarters of fiscal 2004:

                         Misapplication of                  Total
(in millions)                  GAAP           Errors     Restatement
--------------           -----------------    ------     -----------
FISCAL 2004
  First Quarter               $(0.3)          $ (4.5)       $(4.8)
  Second Quarter               (0.4)            (4.5)        (4.9)
                              -----           ------        -----
  Year-To-Date                $(0.7)          $ (9.0)       $(9.7)
                              =====           ======        =====

      The impact of these restatements on both basic and diluted earnings per Common Share from continuing operations for the three and six months ended December 31, 2003 was a decrease of $0.01 and $0.02, respectively.

      For additional information regarding the restatement impact on previously reported net earnings for fiscal 2004, 2003 and 2002, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

      The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate committee internal review remain ongoing. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

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

      Effective the second quarter of fiscal 2005, the Company presented non-restructuring operating asset impairments and gains and losses from the sale of operating and corporate assets in "impairment charges and other" as a separate component of operating earnings on the Company's consolidated statements of earnings. Prior period financial results were reclassified to conform to this change in presentation. See Note 11 for additional information regarding "impairment charges and other."

      The condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the 2004 Form 10-K. Without limiting the generality of the foregoing, Note 3 of the "Notes to Consolidated Financial Statements" from the 2004 Form 10-K is specifically incorporated in this Form 10-Q by reference.

      RECENT FINANCIAL ACCOUNTING STANDARDS. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position Statement of Financial Accounting Standards ("SFAS") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement provides guidance on the accounting, disclosure, effective date and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." The statement requires abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of this statement on its financial position and results of operations; however, the adoption of this statement is not anticipated to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB also issued FASB Staff Position SFAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This statement clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FASB Staff Position SFAS 109-1 was effective upon issuance. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB also issued FASB Staff Position SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, "Accounting for Income Taxes." FASB Staff Position SFAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

      In December 2004, the FASB also issued SFAS No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." This statement requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period after June 15, 2005. The Company will adopt this statement on July 1, 2005.

      SFAS No. 123(R) allows public companies to adopt its requirement using one of the following transition methods: (1) a "modified prospective" method in which compensation cost for all share-based payments granted after the effective date is recognized based on the requirements of SFAS No. 123(R) and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123(R) is recognized based on SFAS No. 123, or (2) a "modified retrospective" method which includes the requirements of the modified prospective method and also permits entities to restate prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized in its SFAS No. 123 pro forma disclosures. The Company has not yet determined which transition method it will adopt.

      The Company currently accounts for share-based payments to employees under APB Opinion No. 25's intrinsic value method. As such, the Company generally does not recognize compensation cost for stock options granted to employees. The adoption of SFAS No. 123(R) is expected to have a significant impact on the Company's results of operations; however, it is not expected to have a material impact on the Company's overall financial position. The Company cannot determine the impact of SFAS No. 123(R) at this time as it will depend on share-based payments granted in the future. However, if the Company had adopted SFAS No.123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described below in the "Accounting for Stock-Based Compensation" disclosure of pro forma net income and earnings per share. SFAS No.123(R) also requires the benefits of excess tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as is currently required. As such, in the periods after adoption, this requirement of SFAS No. 123(R) will reduce net operating cash flows and increase net financing cash flow. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other items, future employee stock option exercises. However, the amount of operating cash flows recognized in the six months ended December 31, 2004 and 2003 for such excess tax deductions were $5.9 million and $24.6 million, respectively.

      ACCOUNTING FOR STOCK-BASED COMPENSATION. At December 31, 2004, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with APB Opinion No. 25, and related interpretations. Except for costs related to restricted shares, restricted share units and an insignificant number of options amended requiring a new measurement date, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                       For the Three Months   For the Six Months
                                                              Ended                Ended
                                                           December 31,         December 31,
                                                       --------------------  --------------------
(in millions)                                             2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Net earnings, as reported                              $   214.0  $   368.5  $   427.3  $   651.7
Stock-based employee compensation expense
included in net earnings, net of related tax effects         1.8        0.5        3.1        0.9
Total stock-based employee compensation expense
determined under fair value method for all awards,
net of related tax effects (1)                             (35.2)     (28.5)     (70.6)     (53.3)
                                                       ---------  ---------  ---------  ---------
Pro Forma Net Earnings                                 $   180.6  $   340.5  $   359.8  $   599.3
                                                       =========  =========  =========  =========

                                                       For the Three Months   For the Six Months
                                                              Ended                 Ended
                                                            December 31,         December 31,
                                                       --------------------  -------------------
                                                         2004       2003       2004       2003
                                                       --------   ---------  --------   --------
Basic earnings per Common Share:
 As reported                                           $   0.49   $    0.85  $   0.99   $   1.49
 Pro forma basic earnings per Common Share             $   0.42   $    0.79  $   0.83   $   1.37

Diluted earnings per Common Share:
 As reported                                           $   0.49   $    0.84  $   0.98   $   1.47
 Pro forma diluted earnings per Common Share           $   0.42   $    0.78  $   0.83   $   1.36

(1) The total stock-based employee compensation expense was adjusted to include employee stock purchase plan expense of $2.9 million and $3.6 million, respectively, for the three months ended December 31, 2004 and 2003 and $5.8 million and $7.2 million, respectively, for the six months ended December 31, 2004 and 2003.

(2) The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS No. 123.

3. EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

      Basic earnings per Common Share ("Basic EPS") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share ("Diluted EPS") is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares, computed using the treasury stock method.

      The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2004 and 2003:

                                             For the Three Months Ended     For the Six Months Ended
                                                    December 31,                  December 31,
                                             --------------------------     ------------------------
(in millions)                                2004                 2003      2004               2003
----------------------------------------     -----                -----     -----              -----
Weighted-average Common Shares - basic       432.1                433.2     431.7              436.8
Effect of dilutive securities:
  Employee stock options and unvested
  restricted shares                            5.0                  5.5       4.6                5.7
                                             -----                -----     -----              -----
Weighted-average Common Shares - diluted     437.1                438.7     436.3              442.5
                                             =====                =====     =====              =====

      The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2004 and 2003 were 29.4 million and 32.5 million, respectively, and for the six months ended December 31, 2004 and 2003 were 29.5 million and 32.5 million, respectively.

4. COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income for the three and six months ended December 31, 2004 and 2003:

                                           For the Three Months Ended        For the Six Months Ended
                                                    December 31,                     December 31,
                                           --------------------------        ------------------------
(in millions)                                2004              2003            2004           2003
                                           --------          --------        --------       ---------
Net earnings                               $  214.0          $  368.5        $  427.3       $  651.7
Foreign currency translation adjustment       110.0              58.8           119.1           49.9
Net unrealized gain/(loss) on derivative
  instruments                                   2.5              (3.2)            3.3              -
                                           --------          --------        --------       ---------
Total comprehensive income                 $  326.5          $  424.1        $  549.7          701.6
                                           ========          ========        ========       =========

5. SPECIAL ITEMS

      The following is a summary of the special items for the three and six months ended December 31, 2004 and 2003.

                                                                  Three Months Ended                    Six Months Ended
                                                                     December 31,                         December 31,
                                                            --------------------------         ------------------------------
(in millions, except for Diluted EPS amounts)                  2004            2003               2004               2003
--------------------------------------------                ---------       ----------         -----------        -----------
  Restructuring costs                                       $   105.1       $     12.9         $     112.6        $      20.2
  Merger-related costs                                           10.2              7.8                27.1               16.4
  Litigation settlements, net                                   (21.2)           (24.2)              (21.2)             (26.9)
  Other special items                                             9.0                -                16.5                  -
                                                            ---------       ----------         -----------        -----------
Total special items                                         $   103.1       $     (3.5)        $     135.0        $       9.7
Tax effect of special items (1)                                 (32.0)             0.2               (43.9)              (4.3)
                                                            ---------       ----------         -----------        -----------
Net earnings effect of special items                        $    71.1       $     (3.3)        $      91.1        $       5.4
                                                            =========       ==========         ===========        ===========
Net decrease/(increase) on Diluted EPS                      $    0.16       $    (0.01)        $      0.21        $      0.01
                                                            =========       ==========         ===========        ===========

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

                                                                            Three Months Ended           Six Months Ended
                                                                                December 31,                December 31,
                                                                          ---------------------        --------------------
 in millions)                                                                2004        2003            2004        2003
------------------------------------------------------                    ---------     -------        ----------   -------
Restructuring costs:
  Global restructuring program:
     Pharmaceutical Distribution and Provider Services                    $     3.2     $     -        $      3.4   $     -
     Medical Products and Services                                             18.8           -              19.4         -
     Pharmaceutical Technologies and Services                                  71.6           -              73.0         -
     Clinical Technologies and Services                                         0.7           -               0.7         -
     Other                                                                      8.2           -               8.5         -
  Other restructuring programs:
     Medical Products and Services                                              2.1         0.4               2.8       5.3
     Pharmaceutical Technologies and Services                                    -         11.6               4.0      13.3
     Other                                                                      0.5         0.9               0.8       1.6
                                                                          ---------     -------        ----------   -------
Total restructuring costs                                                 $   105.1     $  12.9        $    112.6   $  20.2
                                                                          =========     =======        ==========   =======

      GLOBAL RESTRUCTURING PROGRAM. As previously announced, the Company has launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases over a three-year period. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of this global restructuring program ("Phase I"). The following summarizes the significant costs recorded within special items for the three and six months ended December 31, 2004 in connection with Phase I.

      The Company incurred costs of $3.2 million and $3.4 million, respectively, related to restructuring projects associated with Phase I initiated within the Pharmaceutical Distribution and Provider Services segment during the three and six months ended December 31, 2004. The costs for the three months ended December 31, 2004 consist of $1.2 million of employee-related costs, primarily severance accrued upon communication of terms to employees. The costs for the three and six months ended December 31, 2004 also include $2.0 million and $2.2 million, respectively, of facility exit and other costs, primarily project consulting fees incurred during reviews of certain business operations and accelerated depreciation due to consolidation of distribution sites. These restructuring projects are expected to be completed during fiscal 2005 and 2006. Overall, the restructuring projects within this segment associated with Phase I will result in termination of approximately 90 employees, of whom approximately 25 had been terminated as of December 31, 2004.

      The Company incurred costs of $18.8 million and $19.4 million, respectively, related to restructuring projects associated with Phase I initiated within the Medical Products and Services segment during the three and six months ended December 31, 2004. The costs for the three and six months ended December 31, 2004 consist of $16.2 million and $16.8 million, respectively, of employee-related costs, primarily severance accrued upon either (a) communication of terms to specific employees or (b) upon management's commitment to the restructuring plan when a defined benefit plan exists. In addition, the costs for the three months ended December 31, 2004 include $2.6 million of facility exit and other costs, primarily due to the transfer of production between Company facilities or the outsourcing of production. These restructuring projects will be completed during fiscal years 2005 through 2008. Overall, the restructuring projects within this segment associated with Phase I will result in termination of approximately 2,675 employees, of whom approximately 100 had been terminated as of December 31, 2004.

      The Company incurred costs of $71.6 million and $73.0 million, respectively, related to restructuring projects associated with Phase I initiated within the Pharmaceutical Technologies and Services segment during the three and six months ended December 31, 2004. The costs for the three months ended December 31, 2004 include $67.5 million of asset impairment charges and $0.3 million of facility exit and other costs.

In addition, the costs for the three and six months ended December 31, 2004 include $3.8 million and $5.2 million, respectively, of employee related costs, the majority of which includes severance accrued upon communication of terms to employees. These restructuring projects will be completed during fiscal years 2005 through 2007. Overall, the restructuring projects within this segment associated with Phase I will result in termination of approximately 850 employees, of whom approximately 330 had been terminated as of December 31, 2004.

      Of the $67.5 million in asset impairments described above, the Company incurred costs of approximately $67.2 million during the three months ended December 31, 2004 related to its plan to sell two facilities and transfer business from a third facility within the Pharmaceutical Technologies and Services segment. The Company plans to transfer portions of each of the businesses to be sold to other existing Company facilities and intends to sell the remaining portions. The Company expects to complete the sales no later than December 2005. The carrying amount of the asset groups being sold is $64.6 million, which includes $15.4 million of goodwill allocated in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." As the Company determined that the plan of sale criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met during the three months ended December 31, 2004, the carrying value of the asset groups being sold was adjusted to $22.0 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $42.6 million associated with the two businesses during the three months ended December 31, 2004. The Company also committed to a plan to transfer production from one of its Pharmaceutical Technologies and Services facilities to another existing Company facility during the three months ended December 31, 2004. Production is expected to continue at the facility through fiscal 2007. The Company recorded an asset impairment of $24.6 million based on an analysis of discounted cash flows in accordance with SFAS No. 144.

      The Company incurred costs of $0.7 million related to a restructuring project associated with Phase I initiated within the Clinical Technologies and Services segment during the three months ended December 31, 2004. Such costs are employee-related costs, the majority of which represent severance accrued upon communication of terms to employees within this segment. This restructuring project is expected to be completed during fiscal 2005. The restructuring project within this segment associated with Phase I will result in termination of approximately 20 employees, of whom approximately 15 had been terminated as of December 31, 2004.

      During the three and six months ended December 31, 2004, the Company incurred costs of $8.2 million and $8.5 million, respectively, related to restructuring projects associated with Phase I that impacted multiple segments. These costs related primarily to project consulting fees and restructuring the Company's delivery of information technology infrastructure services. These restructuring projects are expected to be completed in fiscal 2005 and 2006.

      OTHER RESTRUCTURING PROGRAMS. Separate from the global restructuring program discussed above, during the three and six months ended December 31, 2004, the Company incurred costs of $2.1 million and $2.8 million, respectively, as compared to $0.4 million and $5.3 million, respectively, in the same periods of 2003 to restructure operations (both domestically and internationally) within the Medical Products and Services segment. The Company also incurred costs of $4.0 million during the six months ended December 31, 2004, as compared to $11.6 million and $13.3 million, respectively, for the three and six months ended December 31, 2003 to restructure operations (both domestically and internationally) within the Pharmaceutical Technologies and Services segment. Included in these costs for the three and six months ended December 31, 2003 was a $10.9 million asset impairment related to the Company's decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment. The restructuring plans within both segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally, and aligning operations in the most strategic and cost-efficient structure.

      In connection with implementing these restructuring plans, the Company incurred costs that included, but were not limited to, the following: (1) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management's commitment to the restructuring plan when a defined benefit plan exists; and (2) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The earliest of these restructuring plans was initiated during fiscal 2001, with others being implemented throughout fiscal 2002, 2003 and 2004. Some of these restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans within the Medical Products and Services segment will result in the termination of approximately 2,200 employees, of whom approximately 2,050 had been terminated as of December 31, 2004. The restructuring plans within the Pharmaceutical Technologies and Services segment overall has resulted in the termination of approximately 1,000 employees, all of whom were terminated as of December 31, 2004.

      During the three and six months ended December 31, 2004 the Company incurred costs of $0.5 million and $0.8 million, respectively, as compared to $0.9 million and $1.6 million, respectively, from the comparable periods of 2003 related to restructuring plans that impacted more than one segment. The costs incurred in 2004 related to a plan to restructure the Company's delivery of information technology infrastructure services and restructuring activity within the Clinical Technologies and Services segment. The costs incurred in 2003 related to the plan to restructure the Company's delivery of information technology infrastructure services. The information technology infrastructure restructuring plan resulted in the termination of approximately 20 employees, all of whom were terminated as of December 31, 2004.

MERGER-RELATED COSTS

      Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and six months ended December 31, 2004 were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "ALARIS") and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as "Syncor"). The merger-related costs recognized during the three and six months ended December 31, 2003 were primarily a result of the Syncor acquisition. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

                                                             Three Months Ended     Six Months Ended
                                                                 December 31,          December 31,
                                                            -------------------     -----------------
(in millions)                                                 2004        2003        2004      2003
----------------------------------------                    --------   --------     --------   ------
Merger-related costs:
  Employee-related costs                                    $    4.4   $    5.5     $    9.0   $  7.1
  Asset impairments and other exit costs                         0.2        0.3          0.6      0.5
  Debt issuance cost writeoff                                    0.1          -          8.8        -
  Integration costs and other                                    5.5        2.0          8.7      8.8
                                                            --------   --------     --------   ------
Total merger-related costs                                  $   10.2   $    7.8     $   27.1   $ 16.4
                                                            ========   ========     ========   ======

      EMPLOYEE-RELATED COSTS. During the periods shown in the table above, the Company incurred employee-related costs associated with certain merger and acquisition transactions. For the three and six months ended December 31, 2004, the Company incurred employee-related costs of $4.4 million and $9.0 million, respectively. The costs incurred in the three months ended December 31, 2004 consisted primarily of severance and retention bonuses accrued over the service period as a result of the ALARIS acquisition. The costs incurred in the six months ended December 31, 2004 consisted primarily of severance and retention bonuses paid as a result of the ALARIS and Syncor acquisitions. For the three and six months ended December 31, 2003, the employee-related costs of $5.5 million and $7.1 million, respectively, consisted primarily of severance and retention bonuses paid as a result of the Syncor acquisition.

      ASSET IMPAIRMENTS AND OTHER EXIT COSTS. During the three and six months ended December 31, 2004, the Company incurred asset impairments and other exit costs of $0.2 million and $0.6 million, respectively, as compared to $0.3 million and $0.5 million, respectively, during the comparable periods in 2003. The asset impairment costs incurred during the three and six months ended December 31, 2004 related primarily to facility closures associated with the Syncor acquisition and fixed asset disposals as a result of the ALARIS acquisition. The asset impairment costs incurred during the three and six months ended December 31, 2003 related primarily to the integration of acquired companies into the Company's overall information technology system structure. Also, exit costs associated with plans to consolidate operations as a result of the Syncor acquisition were incurred during the three and six months ended December 31, 2003.

      DEBT ISSUANCE COST WRITEOFF. During the three and six months ended December 31, 2004, the Company incurred charges of $0.1 million and $8.8 million, respectively, related to the writeoff of debt issuance costs and other debt tender offer costs related to the Company's decision to retire certain ALARIS debt instruments that carried higher interest rates than the Company's cost of debt. As a result, the Company retired such debt instruments in advance of their original maturity dates.

      INTEGRATION COSTS AND OTHER. The Company incurred integration and other costs during the three and six months ended December 31, 2004 of $5.5 million and $8.7 million, respectively, as compared to $2.0 million and $8.8 million, respectively, during the comparable periods in 2003. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. These costs were offset during the three and six months ended December 31, 2003 by income of approximately $3.0 million related to two foreign currency hedges purchased in connection with the acquisition of The Intercare Group, plc ("Intercare") in December 2003. The Company paid premiums of approximately $1.1 million to purchase two hedges protecting against foreign currency fluctuations associated with the Intercare purchase price. These hedges settled during the three months ended December 31, 2003, and resulted in a gain for the Company of approximately $4.1 million.

LITIGATION SETTLEMENTS, NET

      The following table summarizes the Company's net litigation settlements during the three and six months ended December 31, 2004 and 2003.

                                                     Three Months Ended  Six Months Ended
                                                        December 31,       December 31,
                                                     ------------------  ----------------
(in millions)                                          2004       2003     2004     2003
-------------                                        -------     ------  --------  ------
Litigation settlements, net:
  Vitamin litigation                                 $  (0.6)        -   $  (0.6)   (2.7)
  Pharmaceutical manufacturer antitrust litigation     (20.6)    (24.2)    (20.6)  (24.2)
                                                     =======     =====   =======   =====
Total litigation settlements, net                    $ (21.2)    (24.2)  $ (21.2)  (26.9)
                                                     =======     =====   =======   =====

      VITAMIN LITIGATION. During the three and six months ended December 31, 2004 the Company recorded income of $0.6 million resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. During the six months ended December 31, 2003, the Company recorded income of $2.7 million resulting from the recovery of such claims. The total recovery of antitrust claims against certain vitamin manufacturers through December 31, 2004 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). The defendants have settled all claims with the Company related to this litigation as of December 31, 2004.

      PHARMACEUTICAL MANUFACTURER ANTITRUST LITIGATION. During the three and six months ended December 31, 2004, the Company recorded income of $20.6 million, as compared to income of $24.2 million in the comparable periods ending December 31, 2003, related to settlement of pharmaceutical manufacturer antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims against certain prescription drug manufacturers through December 31, 2004 was $76.5 million (net of attorney fees, payments due to other interested parties and expenses withheld).

OTHER SPECIAL ITEMS

      During the three and six months ended December 31, 2004 the Company incurred costs recorded within other special items totaling $9.0 million and $16.5 million, respectively. These costs primarily relate to legal fees and document preservation and production costs incurred in the SEC investigation and the Audit Committee internal review. For further information regarding the SEC investigation and the Audit Committee internal review, see Note 1.

SPECIAL ITEMS ACCRUAL ROLLFORWARD

      The following table summarizes activity related to the liabilities associated with the Company's special items during the six months ended December 31, 2004.

                              Six Months Ended
(in millions)                 December 31, 2004
-------------                 -----------------
Balance at June 30, 2004          $   39.9
Additions  (1)                       156.2
Payments                             (76.8)
                                  --------
Balance at December 31, 2004      $  119.3
                                  ========

      (1) Amount represents items that have been either expensed as incurred or accrued according to GAAP. These amounts do not include gross litigation settlement income of $21.2 million recorded as a special item during the six months ended December 31, 2004.

PURCHASE ACCOUNTING ACCRUALS

      In connection with restructuring and integration plans related to the Intercare acquisition, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. As of December 31, 2004, the Company had paid $2.7 million of employee-related costs. No payments were made associated with the facility closures.

      In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of December 31, 2004, the Company had paid $12.8 million of employee related costs, $2.3 million associated with the facility closures and $1.6 million of other restructuring costs.

SUMMARY OF ESTIMATED FUTURE COSTS

      Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

      The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $226 million (approximately $147 million net of tax). These estimated costs are primarily associated with the first phase of the Company's previously-announced global restructuring program and the ALARIS acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represent facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

6. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      The Company has two unsecured $750 million bank revolving credit facilities, which provide for an aggregate $1.5 billion in borrowings. One of these facilities expires on March 24, 2008, and the other expires on March 23, 2009. At expiration, these revolving credit facilities can be extended upon mutual consent of the Company and the lending institutions. These revolving credit facilities exist largely to support issuances of commercial paper as well as other short-term borrowings. During the first quarter of fiscal 2005, the Company borrowed $500 million in aggregate on the revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company's commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million in the aggregate on the revolving credit facilities, with the proceeds being utilized primarily for the establishment of the National Logistics Center. Prior to December 31, 2004, the Company repaid in full its $1.25 billion in borrowings in the aggregate under the revolving credit facilities due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory for the National Logistics Center. Also outstanding under these facilities at December 31, 2004 was $43.4 million of standby letters of credit issued on behalf of the Company.

      For additional information regarding notes payable and long-term obligations, see Note 6 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

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

      The Pharmaceutical Distribution and Provider Services segment distributes a broad line of pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. Through the acquisition of Intercare, this segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. This segment also provides support services complementing its distribution activities. In addition, this segment provides services to the health care industry through the franchising of apothecary-style retail pharmacies.

      The Medical Products and Services segment manufactures medical, surgical and laboratory products and distributes these self-manufactured products as well as products manufactured by other suppliers to hospitals, physician offices, surgery centers and other health care providers. In addition, the segment distributes oncology, therapeutic plasma and other specialty pharmaceutical and biotechnology products to hospitals, clinics and other managed-care facilities.

      The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. This segment also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise and scientific and regulatory consulting, as well as medical education, marketing and contract sales services. It also manufactures and markets generic injectible pharmaceutical products for sale to pharmacies in the United Kingdom and provides manufacturing services for oral potent drugs and sterile dose forms in Europe.

      The Clinical Technologies and Services segment provides products and services to hospitals and other health care providers that focus on patient safety. This segment designs, develops and markets intravenous medication safety and infusion therapy delivery systems and develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities. In addition, this segment provides services to the health care industry through integrated pharmacy management, temporary pharmacy staffing and the gathering and recording of clinical information for review, analysis and interpretation.

      The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special charges and non-restructuring impairment charges are not allocated to the segments. See Note 5 above for further discussion of the Company's special items and Note 11 below for additional information regarding non-restructuring impairment charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The following tables include revenue and operating earnings for the three and six months ended December 31, 2004 and 2003 for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

                                                     For the Three Months Ended  For the Six Months Ended
                                                            December 31,                December 31,
                                                     --------------------------  -------------------------
(in millions)                                            2004          2003          2004         2003
-------------                                        -----------   ------------  -----------   -----------
Revenue:
  Pharmaceutical Distribution and Provider Services  $  15,058.5   $  13,150.0   $  29,460.4   $  25,591.9
  Medical Products and Services                          2,426.8       2,286.3       4,819.9       4,434.6
  Pharmaceutical Technologies and Services (1)             759.9         707.7       1,465.4       1,354.5
  Clinical Technologies and Services (2) (3)               546.6         396.5       1,070.9         731.2
  Corporate (4)                                           (237.2)       (189.7)       (466.0)       (373.2)
                                                     -----------   -----------   -----------   -----------
Total revenue                                        $  18,554.6   $  16,350.8   $  36,350.6   $  31,739.0
                                                     ===========   ===========   ===========   ===========

                                                     For the Three Months Ended  For the Six Months Ended
                                                            December 31,                December 31,
                                                     --------------------------  ------------------------
(in millions)                                          2004              2003      2004          2003
-------------                                        ---------        ---------  --------     -----------
Operating earnings:
  Pharmaceutical Distribution and Provider Services  $  213.3         $  233.8   $  376.7     $    464.7
  Medical Products and Services                         169.8            170.4      308.2          330.8
  Pharmaceutical Technologies and Services (1)           88.8            113.4      169.7          219.8
  Clinical Technologies and Services (2) (3)             75.9             95.9      121.9          163.5
  Corporate (5)                                        (227.0)           (28.9)    (298.0)         (83.9)
                                                     --------         --------   --------     ----------
Total operating earnings                             $  320.8         $  584.6   $  678.5     $  1,094.9
                                                     ========         ========   ========     ==========

The following table includes total assets at December 31, 2004 and June 30, 2004 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

                                                     At December 31,   At June 30,
(in millions)                                             2004            2004
-------------                                        --------------    -----------
Assets:
  Pharmaceutical Distribution and Provider Services    $ 9,302.9          8,512.2
  Medical Products and Services                          4,067.7          3,829.6
  Pharmaceutical Technologies and Services               4,340.1          4,389.3
  Clinical Technologies and Services                     3,691.2          3,647.7
  Corporate (6)                                            387.1            990.3
                                                       ---------        ---------
Total assets                                           $21,789.0        $21,369.1
                                                       =========        =========

      (1) Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment changed its basis for measuring the impact of translating foreign subsidiaries' operating results into U.S. dollars. Historically since 2000, this segment's revenues and operating earnings were not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. The positive impact of foreign exchange rate allocations on the Pharmaceutical Technologies and Services segment's revenue for the three and six months ended December 31, 2003 was $2.7 million and $16.5 million, respectively. The positive impact on operating earnings for the three and six months ended December 31, 2003 was $3.2 million and $8.2 million, respectively.

      (2) Effective the first quarter of fiscal 2005, the Pyxis products business did not receive an allocation adjustment from Corporate for the estimated interest income related to the sale of certain lease portfolios. In prior year, the Pyxis products business sold portions of its leased asset portfolio, and the proceeds were transferred to Corporate for general corporate purposes. In fiscal 2004, the Pyxis products business received an allocation from Corporate related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. The positive impact of estimated interest income related to the sale of portions of the lease portfolios on both the Pyxis products business' revenue and operating earnings for the three and six months ended December 31, 2003 was $4.4 million and $9.3 million, respectively.

      (3) As discussed above, the Clinical Technologies and Services segment was formed during the first quarter of fiscal 2005 and includes ALARIS, which was acquired in a transaction completed in early July 2004, the Company's businesses formerly within the Automation and Information Services segment and the Company's Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. The prior period financial results have been adjusted to reflect these changes.

      (4) Corporate revenue primarily consists of the elimination of intersegment revenues.

      (5) Corporate operating earnings include special items of $103.1 million and ($3.5) million, respectively, in the three-month periods ended December 31, 2004 and 2003, and $135.0 million and $9.7 million, respectively, for the six-month periods ended December 31, 2004 and 2003. See Note 5 for further discussion of the Company's special items. In addition, corporate operating earnings include $83.0 million and $86.8 million, respectively, of operating asset impairments and gains and losses from the sale of operating and corporate assets during the three and six months ended December 31, 2004. In the comparable periods of 2003, corporate operating earnings include gains of approximately $8.1 million and $6.4 million, respectively. See Note 11 for further discussion of the Company's impairment charges. Corporate operating earnings also include unallocated corporate administrative expenses and investment spending.

      (6) The Corporate assets primarily include cash and cash equivalents, Corporate net property and equipment and unallocated deferred taxes.

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

      Since the inception of this litigation, Baxter/Allegiance have been sued by 872 plaintiffs in 834 lawsuits (excluding derivative claims filed by family members). During fiscal 2002, Allegiance began settling some of these lawsuits with greater frequency. As of December 31, 2004, Allegiance had resolved nearly all of these cases and had only 15 cases remaining. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. Of all the cases Allegiance has agreed to settle with the plaintiffs, the settlement amounts have averaged approximately $42,000 per case, for an aggregate amount of approximately $28 million. Allegiance believes it is probable that it will incur additional legal fees related to the resolution of the remaining cases.

      During the first quarter of fiscal 2005, the Company reassessed its ability to estimate the potential cost to settle these lawsuits. Following this reassessment, the Company concluded that it was in a position to reasonably estimate the total remaining costs for this litigation. As such, during the first quarter of fiscal 2005, the Company recognized a charge of $16.4 million as its reasonable estimate of future costs to be incurred in defending or settling outstanding claims as well as pursuing insurance recoveries. This charge is net of expected proceeds under insurance policies in place with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company continues to believe that insurance recovery is probable. While the Company does not anticipate significant charges in future periods, additional charges may be required if there is a significant increase in the number of new lawsuits filed or an adverse outcome from insurance recovery activities. Currently, the Company considers both of these potential events to be remote.

Derivative Actions

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. Discovery is proceeding in this action. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company's Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative actions (collectively referred to as the "Cardinal Health Franklin County derivative actions"). These cases include: Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney's fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were consolidated. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions have been stayed. None of the defendants has responded to the complaints yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health

      Since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company's securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Cardinal Health federal securities actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener
v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company's securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company's financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. in 2001 and Syncor in 2003. The alleged misstatements relate to the Company's accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company's Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company's stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. None of the defendants has yet responded to any of the complaints in the Cardinal Health federal securities actions.

      Since July 2, 2004, 14 purported class action complaints have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (collectively referred to as the "Cardinal Health ERISA actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal

Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV
778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), and Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan and the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP," and together with the Cardinal Health Profit Sharing, Retirement and Savings Plan, the "Plans"), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"), generally asserting that the defendants failed to make full disclosure of the risks to the Plans' participants of investing in the Company's stock, to the detriment of the Plans' participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans' participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. None of the defendants has yet responded to any of the complaints in the Cardinal Health ERISA actions.

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

Shareholder/ERISA Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Syncor federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT
(AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int'l Corp., et al., CV 03-52 LGB
(RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants' Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court's July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005, which motion is pending.

      On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware actions") against seven of Syncor's nine directors (the "director defendants"). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received by Syncor stockholders in the Company's merger with Syncor was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term "director defendants." These cases have been consolidated under the caption In re Syncor International Corp. Shareholders Litigation (the "consolidated Delaware action"). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the Court to file a second amended complaint. Plaintiffs' request was granted in February 2004. Monty Fu was the only named defendant in the second amended complaint. On September 15, 2004, the Court granted Monty Fu's Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.

      On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the "California actions") against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor's employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al., Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.). An amended complaint was filed on December 6, 2002 in one of the cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants' motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003. On November 29, 2004, the court dismissed the California actions with prejudice.

      A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP). A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants' Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to "monitor" the performance of Syncor's Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.

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

Other Matters

      In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      See also the discussion of the SEC investigation, U.S. Attorney inquiry, Audit Committee internal review and separate Board committee internal review in Note 1.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the six months ended December 31, 2004 were as follows:

                                                  Pharmaceutical
                                                   Distribution     Medical     Pharmaceutical    Clinical
                                                   and Provider   Products and   Technologies   Technologies
(in millions)                                         Services      Services     and Services   and Services     Total
-------------                                     --------------  ------------  --------------  ------------  -----------
Balance at June 30, 2004 (1)                        $  211.0        $  677.2      $  1,843.6     $  1,587.5   $  4,319.3
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other                     15.4            10.9           113.4(2)         9.4        149.1
Impairment charges (3)                                     -               -           (15.4)             -        (15.4)
Goodwill related to the divestiture/closure of
businesses (4)                                             -               -            (7.3)             -         (7.3)
Transfer (5)                                           (60.1)              -               -           60.1            -
                                                    --------        --------      ----------     ----------   ----------
Balance at December 31, 2004                        $  166.3        $  688.1      $  1,934.3     $  1,657.0   $  4,445.7
                                                    ========        ========      ==========     ==========   ==========

      (1) The June 30, 2004 balances for the Automation and Information Services segment and ALARIS were combined under Clinical Technologies and Services.

      (2) The increase within the Pharmaceutical Technologies and Services segment primarily relates to an acquisition within its Nuclear Pharmacy Services business resulting in a goodwill allocation of $62.8 million and foreign currency translation adjustments of $23.5 million related to the Intercare acquisition. The remaining amounts represent goodwill acquired from other immaterial acquisitions, purchase price adjustments and other foreign currency translation adjustments.

      (3) These impairment charges relate to the Pharmaceutical Development and Oral Technologies businesses within the Pharmaceutical Technologies and Services segment. See Note 5 above for additional information regarding these impairment charges.

      (4) This goodwill decrease relates to the sale of the Radiation Management Services business within the Pharmaceutical Technologies and Services segment. See Note 12 below for additional information regarding this sale of business.

      (5) During the first quarter of fiscal 2005, the Company transferred its Clinical Services and Consulting business, previously reported within the Pharmaceutical Distribution and Provider Services segment, to its Clinical Technologies and Services segment to better align business operations. This transfer resulted in approximately $60.1 million of goodwill being reclassed between the segments.

      The allocation of the purchase price related to the ALARIS acquisition and certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

      Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30 and December 31, 2004 was as follows:

                                  Gross         Accumulated          Net
(in millions)                   Intangible      Amortization      Intangible
--------------------------      ----------      ------------      ----------
June 30, 2004
  Trademarks and patents          $345.9           $23.4            $322.5
  Non-compete agreements            32.0            24.8               7.2
  Customer relationships           231.4             6.8             224.6
  Other                             82.4            17.2              65.2
                                  ------           -----            ------
  Total                           $691.7           $72.2            $619.5
                                  ------           -----            ------
December 31, 2004
  Trademarks and patents          $349.6           $30.4            $319.2
  Non-compete agreements            31.1            25.2               5.9
  Customer relationships           239.9            20.8             219.1
  Other                             69.5            19.4              50.1
                                  ------           -----            ------
  Total                           $690.1           $95.8            $594.3
                                  ------           -----            ------

      There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and six months ended December 31, 2004 was $12.7 million and $25.0 million, respectively, and $2.4 million and $4.7 million, respectively, during the comparable periods of 2003.

      Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)              2005     2006     2007     2008     2009
--------------------      ------   ------   ------   ------   ------
Amortization expense      $ 48.2   $ 47.5   $ 46.6   $ 43.9   $ 41.6

10. GUARANTEES

      The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2004, the maximum amount the Company could be required to reimburse was $395.4 million. Certain of these leases qualify as capital lease obligations, and accordingly, the Company recorded approximately $61.9 million of property and equipment offset by long-term liabilities on its balance sheet during the second quarter of fiscal 2005. Based upon current market information obtained from a third party valuation expert, the Company believes that the payment obligation under certain leases would exceed the proceeds from the sale of related properties and equipment. Therefore, the Company recorded approximately $8.3 million of impairment charges during the second quarter of fiscal 2005. See Note 11 below for additional information regarding impairment charges. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.1 million recorded as of December 31, 2004 related to these agreements.

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

11. IMPAIRMENT CHARGES AND OTHER

      The Company classifies asset impairments related to restructurings in special items, which is included in operating earnings within the consolidated statements of earnings. Asset impairments not associated with restructurings and gains and losses on long lived assets were historically classified in "interest expense and other" within the consolidated statements of earnings. Significant asset impairments were incurred during the three months ended December 31, 2004 and may continue to be incurred in the future due to the Company's global restructuring program and ongoing strategic planning efforts. Effective the second quarter of fiscal 2005, the Company presented non-restructuring operating asset impairments and gains and losses from the sale of operating and corporate assets within "impairment charges and other" within the consolidated statements of earnings. These impairment charges were included within the Corporate segment's results. Prior period financial results were reclassified to conform to this change in presentation.

      For the three and six months ended December 31, 2004, the Company incurred charges of $83.0 million and $86.8 million, respectively, as compared to gains of $8.1 million and $6.4 million, respectively, for the comparable periods of 2003. With respect to the more significant impairments recorded during the three months ended December 31, 2004, the Company incurred approximately $67.8 million of asset impairments within its Pharmaceutical Technologies and Services segment. These asset impairments relate primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as a result of strategic business decisions during the second quarter of fiscal 2005. Also during the three months ended December 31, 2004, the Company incurred asset impairments of approximately $8.3 million related to operating lease agreements for certain real estate and equipment used in the operations of the Company. The Company also recorded a $5.2 million impairment during the three months ended December 31, 2004 on an aircraft which is currently available for sale within its Corporate entity. The aircraft met all criteria to be classified as held for sale during the second quarter of fiscal 2005. The impairment recognized reduces the carrying value of the aircraft to its fair market value based upon quoted market prices of similar assets. The Company expects to sell the aircraft by the end of fiscal 2005. For the comparable period of 2003, the Company recorded a net gain of approximately $8.9 million related to the sale of a non-strategic business within the Pharmaceutical Technologies and Services segment. This gain was offset by other insignificant asset impairments and losses recognized during the three months ended December 31, 2003.

12. DISCONTINUED OPERATIONS

      In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were or will be discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company is continuing with these plans and has added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company is currently overseeing the planned sale of the discontinued operations and is actively marketing these businesses. The Company expects to sell substantially all of the remaining discontinued operations by the end of the third quarter of fiscal 2005. The net liabilities at December 31, 2004 and net assets at June 30, 2004 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

      During the three months ended December 31, 2004, the Company recorded a gain of approximately $18.7 million related to the sale of the Radiation Management Services business within the Company's Pharmaceutical Technologies and Services segment. This business unit was not previously classified as discontinued operations as it did not qualify in accordance with SFAS No. 144 until the second quarter of fiscal 2005. The assets, liabilities and results of operations related to this business were not included in the tables below as the amounts were not significant.

      The results of discontinued operations for the three and six months ended December 31, 2004 and 2003 are summarized as follows:

                                                        Three                      Six
                                                     Months Ended             Months Ended
                                                     December 31,              December 31,
                                                 -------------------       --------------------
(in millions)                                     2004         2003         2004          2003
                                                 ------       ------       ------        ------
Revenue                                          $  0.9       $ 24.7       $  3.7        $ 50.9
Gain from sale of business unit                    18.7            -         18.7             -

Earnings/(loss) before income taxes                16.7         (8.2)         9.4         (11.1)
Income tax benefit/(expense)                       (6.5)         3.1         (3.7)          4.2
                                                 ------       ------       ------        ------
Earnings/(loss) from discontinued operations     $ 10.2       $ (5.1)      $  5.7        $ (6.9)
                                                 ======       ======       ======        ======

      There was no interest expense allocated to discontinued operations for the three or six months ended December 31, 2004, as the note assumed in connection with the Syncor acquisition was paid off in the fourth quarter of fiscal 2004. Interest expense allocated to discontinued operations for the three and six months ended December 31, 2003 was $0.1 million. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

      At December 31, 2004 and June 30, 2004, the major components of assets and liabilities of the discontinued operations were as follows:

                                     December 31,      June 30,
      (in millions)                     2004             2004
                                    -------------     -----------
Current assets                       $     18.2       $     21.2
Property and equipment, net                10.9             22.0
Other assets                                3.0             17.2
                                     ----------       ----------
  Total assets                       $     32.1       $     60.4
                                     ==========       ==========

Current liabilities                  $     33.0       $     30.9
Long term debt and other                   20.5             24.2
                                     ----------       ----------
  Total liabilities                  $     53.5       $     55.1
                                     ==========       ==========

      Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately. However, the proceeds received from the sale of the discontinued operations of approximately $39.5 million were presented separately on the consolidated statements of cash flows.

13. CHANGE IN ACCOUNTING

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

14. OFF-BALANCE SHEET TRANSACTIONS

      Cardinal Health Funding ("CHF") was organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, is not included in the Company's consolidated financial statements.

      At December 31, 2004, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2005, the capacity under the committed receivables sales facility program was increased from $500 million to $800 million. Recourse is provided under the CHF program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company sold $500 million of receivables under this committed receivables sales facility program during the first quarter of fiscal 2005. The Company sold an additional $300 million under this program during the second quarter of fiscal 2005. After these sales, the Company had sold in the aggregate $800 million under the program, all of which remained outstanding at December 31, 2004. The Company also retained subordinated interests of $393.9 million at December 31, 2004, as required under this program. At June 30, 2004, there were no outstanding receivables or subordinated interests related to this facility.

      For additional information regarding off-balance sheet arrangements, see
Note 16 below and Note 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

15. EMPLOYEE RETIREMENT BENEFIT PLANS

      Components of the Company's net periodic benefit costs for the three and six months ended December 31, 2004 and 2003, were as follows:

                                                Three Months Ended                    Six Months Ended
                                                   December 31,                         December 31,
                                           -----------------------------        ----------------------------
(in millions)                                 2004              2003               2004             2003
                                           -----------      ------------        ----------       -----------
Components of net periodic benefit cost:
    Service cost                           $       0.4      $        0.4        $      0.7       $       0.8
    Interest cost                                  2.6               2.3               5.1               4.6
    Expected return on plan assets                (1.8)             (1.4)             (3.5)             (2.8)
    Net amortization and other (1)                 0.6               0.7               1.2               1.4
                                           -----------      ------------        ----------       -----------
Net periodic benefit costs                 $       1.8      $        2.0        $      3.5       $       4.0
                                           ===========      ============        ==========       ===========

      (1) Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.

      The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

16. SUBSEQUENT EVENTS

      Subsequent to December 31, 2004, the Company repurchased approximately $133.8 million of receivables under its committed receivables sales facility program. See Note 14 above for further information regarding this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004, and for the condensed consolidated statements of earnings for the three- and six-month periods ended December 31, 2004 and 2003.

      This discussion and analysis should be read together with management's discussion and analysis included in the Company's Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K").

      In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its ongoing internal review, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements, as more fully described in Note 1 of "Notes to Condensed Consolidated Financial Statements." Revenue previously disclosed separately as "Bulk Deliveries to Customer Warehouses and Other" has been aggregated with "Operating Revenue" resulting in combined "Revenue" being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its former Automation and Information Services segment after assessing the impact this segment's sales practice had on the Company's results of operations for the three-year period ended June 30, 2004. Lastly, the Company restated its financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of generally accepted accounting principles ("GAAP") and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. As a result, the Company supplemented its historical disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect these changes.

      Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statement was made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2004 Form 10-K (including in the section titled "Risk Factors That May Affect Future Results" within "Item 1: Business") and are incorporated in this Form 10-Q by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

      The following summarizes the Company's results of operations for the three and six months ended December 31, 2004.

                                                     Three Months Ended                     Six Months Ended
                                                        December 31,                          December 31,
(in millions, except per Common Share        -----------------------------------   -----------------------------------
amounts)                                     Growth (1)      2004        2003      Growth (1)      2004        2003
-------------------------------------        ----------    ---------   ---------   ----------    ---------   ---------
Revenue                                          13%       $18,554.6   $16,350.8      15%        $36,350.6   $31,739.0
Operating earnings                              (45%)      $   320.8   $   584.6     (38%)       $   678.5   $ 1,094.9
Earnings from continuing operations             (45%)      $   203.8   $   373.6     (40%)       $   421.6   $   697.1
Net earnings                                    (42%)      $   214.0   $   368.5     (34%)       $   427.3   $   651.7
Diluted earnings per Common Share               (42%)      $    0.49   $    0.84     (33%)       $    0.98   $    1.47

      (1) Growth is calculated as the change (increase or decrease) for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003.

      The results of operations during the three and six months ended December 31, 2004, reflect the breadth of products and services the Company offers and the increasing demand for the Company's diverse portfolio of products and services, which led to revenue growth in every segment of the Company. The Company continues to experience strong demand for integrated solutions from health care providers. These integrated solutions include products and services from multiple lines of businesses within the Company. These agreements currently represent more than $7 billion of annual sales.

      The Company has four reportable segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for a discussion of changes to business segments during fiscal 2005.

      As previously reported, the Company's Pharmaceutical Distribution business is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from branded pharmaceutical manufacturers was based on each manufacturer's unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived through the Company's ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each branded pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on stable and predictable pharmaceutical pricing practices. Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including the provision of data concerning product sales and distribution patterns. The Company believes these changes have been made to provide greater visibility to branded pharmaceutical manufacturers over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. Nevertheless, the impact of these changes has significantly reduced the compensation received by the Company from branded pharmaceutical manufacturers. In addition, since the fourth quarter of fiscal 2004, the frequency and amount of product price increases from branded pharmaceutical manufacturers have become less predictable. As a result of these actions by branded pharmaceutical manufacturers, the Company believes it is no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.

      In response to the developments discussed above, the Company is working to establish a compensation system that is no longer dependent on manufacturers' sales or pricing practices, but rather is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer's products. To that end, the Company is working with individual branded pharmaceutical manufacturers to define fee-for-service terms that will adequately compensate the Company, in light of each product's unique distribution requirements, for the logistical, capital and administrative services being provided by the Company. To accelerate this process, in August 2004, the Company communicated to its branded pharmaceutical manufacturing vendors a new policy that sets the next anniversary date of the manufacturers' existing agreement with the Company, if any, or April 1, 2005 as the deadline by which manufacturers must have entered into a mutually satisfactory distribution services agreement with the Company providing for reliable, predictable and adequate compensation for the Company's services. For any manufacturer with which the Company is unable to enter into such a mutually satisfactory agreement, the Company plans to assist such manufacturer in transitioning to another method of distribution. The Company's goal is to have entered into agreements by April 1, 2005 that will provide for a majority of the Pharmaceutical Distribution business' branded vendor margin to be based on non-contingent distribution fees. The Company continues to make progress on this transition and currently expects to achieve the April 1 goal. There can be no assurance that this business model transition will be successful, or if such transition is successful, of the timing of such a successful transition.

      Revenue and operating earnings within the Pyxis products business of the Clinical Technologies and Services segment declined significantly during the three and six months ended December 31, 2004. The decline was a result of: softening demand for its core products; the delayed introduction of Pyxis MedStation(R) 3000, the next generation of Pyxis' medication management system; increased competition within the industry; and the impact from the Audit Committee's internal review, as more fully described in Note 1 of "Notes to Condensed Consolidated Financial Statements," which review has created execution issues as the efforts and attention of certain sales and installation teams were diverted from ordinary business operations. These factors were also observed in the weakening of the Pyxis products business' committed contract backlog. The Company believes that the softening demand for the Pyxis products business' core products and the increased competition within the industry may continue in the short-term; however, the Company remains confident in the long-term prospects for this business as patient safety concerns combine with innovative new products to drive future demand.

Global Restructuring Program

      As previously announced, the Company has launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be completed over a three-year period and to improve operating earnings in fiscal 2005 and beyond and position the Company for future growth. The plan is expected to improve operating earnings by $125 million for fiscal 2005 and reach an annualized amount of $200 million for fiscal 2006.

      The Company expects the program to be implemented in two phases. The first phase of the program will focus on business consolidations and process improvements, including rationalizing approximately 25 of the Company's facilities worldwide, reducing the Company's approximately 58,000 global workforce by approximately 4,200 employees, and rationalizing and discontinuing overlapping and under-performing product lines. The Company expects the second phase of the program will focus on longer term integration activities that will help generate future revenue growth and create greater productivity. The second phase of the program remains subject to approval by the Company's Board of Directors, and at this time, the Company is unable to estimate the expected costs for the second phase. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of the program.

      See Notes 5 and 11 of "Notes to Condensed Consolidated Financial Statements" for discussion of the restructuring costs incurred by the Company during the three and six months ended December 31, 2004 related to the first phase of the global restructuring program.

Government Investigations and Board Committee Internal Reviews

      The Company is currently the subject of a formal investigation by the Securities and Exchange Commission (the "SEC") relating to certain accounting matters. The Company also learned that the U.S. Attorney for the Southern District of New York has commenced an inquiry with respect to the Company. Also, the Company's Audit Committee commenced its own internal review, assisted by independent counsel. In addition, a Board committee, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for the matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers. For further information regarding these matters, see Note 1 to "Notes to Condensed Consolidated Financial Statements."

RESULTS OF OPERATIONS

Revenue                                         Three Months Ended               Six Months Ended
                                                   December 31,                    December 31,
                                          ------------------------------   -----------------------------
                                                      Percent of Company              Percent of Company
                                                           Revenue                          Revenue
                                          ------------------------------   -----------------------------
                                          Growth (1)    2004    2003       Growth (1)    2004     2003
                                          ----------    ----    ----       ----------    ----     ----
Pharmaceutical Distribution and Provider
  Services                                    15%        80%     80%           15%        80%      80%
Medical Products and Services                  6%        13%     14%            9%        13%      14%
Pharmaceutical Technologies and Services       7%         4%      4%            8%         4%       4%
Clinical Technologies and Services            38%         3%      2%           46%         3%       2%

Total Company                                 13%       100%    100%           15%       100%     100%

      (1) Growth is calculated as the change (increase or decrease) in the revenue for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003.

      Revenue for the three and six months ended December 31, 2004 increased 13% and 15%, respectively, compared to the same periods in the prior year. These increases resulted from: a higher sales volume across each of the Company's segments; revenue growth from existing customers; the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company's diverse offerings; the addition of new products; and the year-over-year impact of acquisitions.

      The Pharmaceutical Distribution and Provider Services revenue growth of 15% for the three and six months ended December 31, 2004 resulted from strong sales to customers within this segment's core Pharmaceutical Distribution business. The most significant growth was in "Bulk Revenue" (defined below), which increased approximately 30% and 27%, respectively, during the three and six months ended December 31, 2004. See the Bulk Revenue discussion below for further details. Also contributing to the revenue growth were sales to health systems and nursing home customers. In addition, annualized pharmaceutical price increases of approximately 4.3% and

3.6%, respectively, during the three and six months ended December 31, 2004 contributed to the growth in this segment. However, these rates of pharmaceutical price increases were lower than rates experienced over the past fiscal year.

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

      The Pharmaceutical Distribution and Provider Services segment reports transactions with the following characteristics as "Bulk Revenue": (a) deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products; (b) delivery of products to the customer in the same bulk form as the products are received from the manufacturer; (c) warehouse to customer warehouse or process center deliveries; or (d) deliveries to customers in large or high volume full case quantities. Bulk Revenue for the three months ended December 31, 2004 and 2003 was $5.8 billion and $4.5 billion, respectively, and for the six months ended December 31, 2004 and 2003 was $11.3 billion and $8.8 billion, respectively. The increase in Bulk Revenue primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers purchasing from the Company rather than directly from the manufacturer.

      The Medical Products and Services revenue growth of 6% and 9%, respectively, during the three and six months ended December 31, 2004 resulted primarily from new contracts signed during fiscal 2004 within the medical-surgical distribution business, new products, favorable foreign exchange translation and increased revenue from the specialty distribution business. The increase in the medical-surgical distribution business was within the hospital supply and ambulatory care customer segments. The increase within the specialty distribution business reflects increased revenue from the business' largest customer and growth of the existing customer base. This segment's revenue growth was adversely affected by slower growth in the distribution of self-manufactured products, the loss of certain business from customers within a group purchasing organization ("GPO") and dampened flu-related sales.

      The Pharmaceutical Technologies and Services segment's revenue growth of 7% and 8%, respectively, during the three and six months ended December 31, 2004 primarily resulted from the impact of acquisitions, primarily The Intercare Group, plc ("Intercare"), strong demand for certain softgel products and the impact of foreign exchange rates. Excluding the impact of all acquisitions and divestitures within this segment, revenue growth would have been approximately 1% for the three and six months ended December 31, 2004. The results of operations from Intercare only include a portion of the month of December in the fiscal 2004 amounts. In addition, revenue for the three and six months ended December 31, 2004 increased by approximately 2% and 1%, respectively, as a result of the impact of foreign exchange rates. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 1 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for additional discussion as it relates to fiscal 2004 constant rate adjustment). The segment's growth was adversely affected by continued regulatory delays impacting production at certain Biotechnology and Sterile Life Sciences facilities and lower demand for medical communication services within the Healthcare Marketing Services business.

      The Clinical Technologies and Services revenue growth of 38% and 46%, respectively, during the three and six months ended December 31, 2004 resulted from the impact of the acquisition of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "ALARIS") and strong revenue growth within the Clinical Services and Consulting business offset by revenue declines within the Pyxis products business. Excluding the impact of the ALARIS acquisition, revenue growth/(decline) would have been approximately (4%) and 3%, respectively, during the three and six months ended December 31, 2004. ALARIS' results of operations are not included in the prior period amounts. The Pyxis products business experienced decreased revenue of approximately 28% and 21%, respectively, during the three and six months ended December 31, 2004 due to: softening demand for its core products; the delayed introduction of Pyxis MedStation(R) 3000, the next generation of Pyxis' medication management system; increased competition within the industry; and the impact from the Audit Committee's internal review, as more fully described in Note 1 of "Notes to Condensed Consolidated Financial Statements," which review has created execution issues as the efforts and attention of certain sales and installation teams were diverted from ordinary business operations. These factors were also observed in the weakening of the Pyxis products business' committed contract backlog.

      In fiscal 2004, the Pyxis products business sold portions of its leased asset portfolio, at the direction of Corporate. The proceeds were transferred to Corporate, and the Pyxis products business subsequently received a $4.4 million and $9.3 million allocation, respectively, from Corporate during the three and six months ended December 31, 2003 related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. Effective the first quarter of fiscal 2005, the Pyxis products business did not receive this Corporate allocation. See footnote 2 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for further details.

Operating Earnings                              Three Months Ended              Six Months Ended
                                                    December 31,                  December 31,
                                          ------------------------------  ------------------------------
                                                      Percent of Company              Percent of Company
                                                      Operating Earnings              Operating Earnings
                                          ------------------------------  ------------------------------
                                          Growth (1)     2004    2003     Growth (1)     2004    2003
                                          ----------     ----    ----     ----------     ----    ----
Pharmaceutical Distribution and Provider
  Services                                    (9%)        39%     38%         (19%)       39%     39%
Medical Products and Services                  0%         31%     28%          (7%)       32%     28%
Pharmaceutical Technologies and Services     (22%)        16%     18%         (23%)       17%     19%
Clinical Technologies and Services           (21%)        14%     16%         (25%)       12%     14%

Total Company (2)                            (45%)       100%    100%         (38%)      100%    100%

      (1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003.

      (2) The Company's overall operating earnings decrease of 45% and 38%, respectively, during the three and six months ended December 31, 2004 includes the effect of special items and impairment charges. Special items and impairment charges are not allocated to the segments. See Notes 5 and 11 in "Notes to Condensed Consolidated Financial Statements" for further information regarding the Company's special items and impairment charges.

      Total Company operating earnings for the three months ended December 31, 2004 decreased 45% compared to the same period in the prior year, while operating earnings for the six months ended December 31, 2004 decreased 38% compared to the same period in the prior year. These overall decreases resulted from declining operating earnings in each of the Company's segments. The Company's gross margins continue to be dampened primarily by: (1) reduced branded vendor margins within the Pharmaceutical Distribution business driven by changes in branded pharmaceutical manufacturers' sales and pricing practices (see the "Overview" section for further discussion) and competitive pricing; (2) increased mix of lower-margin distribution business, competitive pricing and increased raw material costs within the Medical Products and Services segment;
(3) continued regulatory delays adversely affecting manufacturing efficiencies within the Pharmaceutical Technologies and Services segment; and (4) reduced customer demand, new product launch delays and increased competition within the Pyxis products business in the Clinical Technologies and Services segment.

      Total operating earnings were also adversely affected by the unfavorable impact related to special items of $103.1 million and $135.0 million, respectively, during the three and six months ended December 31, 2004. The increased costs were associated with the Company's global restructuring program, the SEC investigation and Audit Committee internal review and the integration of certain acquisitions and were partially offset by settlements received in antitrust litigation (see Note 5 of "Notes to Condensed Consolidated Financial Statements" for additional information). In addition, the Company recorded $83.0 million and $86.8 million, respectively, for non-restructuring asset impairments during the three and six months ended December 31, 2004 (see Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information) compared to gains of $8.1 million and $6.4 million, respectively, in the comparable periods in the prior year. In addition, Company expenses for the six months ended December 31, 2004 were impacted by an increase in incentive compensation expense of approximately $9.0 million from the comparable period of 2003, primarily due to no expense being recorded during the first quarter of fiscal 2004.

      The Pharmaceutical Distribution and Provider Services operating earnings decrease of 9% and 19%, respectively, during the three and six months ended December 31, 2004 resulted primarily from reduced vendor margins resulting from changes in branded pharmaceutical manufacturers' sales and pricing practices, as discussed above in the "Overview" section. As discussed above, branded pharmaceutical manufacturers have changed their sales practices by restricting product available for purchase by pharmaceutical wholesalers. In addition, since the fourth quarter of fiscal 2004, branded pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency of price increases has slowed and the amounts have decreased versus historical levels.

For the six months ended December 31, 2004, annualized pharmaceutical price increases were approximately 3.6% compared to 5.5% during the six months ended December 31, 2003. The Company continues to work with individual branded pharmaceutical manufacturers to develop non-contingent, fair market value compensation that will adequately compensate the Company based on the services provided for each product's unique distribution requirements. In addition, operating earnings benefited during the second quarter of fiscal 2005 by approximately $7.6 million as a result of improvements in vendor estimation reserves.

      The Medical Products and Services segment's operating earnings were flat for the three months ended December 31, 2004, and decreased 7% during the six months ended December 31, 2004 primarily due to an increased mix of lower margin distributed products, competitive pricing on a large GPO contract, increased raw material costs and reduced secondary source purchasing opportunities. Operating earnings for the six months ended December 31, 2004 were also adversely impacted by a $16.4 million charge for latex litigation as more fully described within
Note 8 of "Notes to Condensed Consolidated Financial Statements."

      The Pharmaceutical Technologies and Services segment's operating earnings decrease of 22% and 23%, respectively, during the three and six months ended December 31, 2004 resulted from continued manufacturing and regulatory issues within the Company's Biotechnology and Sterile Life Sciences business which impacted product volume and plant efficiencies. In addition, the operating margins in this segment's Nuclear Pharmacy Services business were adversely affected by increased raw material costs and competitive pricing in selected markets as new independent pharmacies were opened. The impact of foreign exchange rates on operating earnings for the three and six months ended December 31, 2004 was less than 1%. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 1 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for additional discussion as it relates to fiscal 2004 constant rate adjustment).

      The Clinical Technologies and Services segment's operating earnings decrease of 21% and 25%, respectively, during the three and six months ended December 31, 2004 resulted primarily from decreased operating earnings within the Pyxis products business that were not offset by the acquisition benefit from the ALARIS transaction. The Pyxis products business' performance was impacted by decreased revenues of 28% and 21%, respectively, for the three and six months ended December 31, 2004 and lower unit margins due to adverse year-over-year sales mix and more aggressive price discounting in the market place. Operating earnings were also adversely impacted by increased year-over-year bad debt expense and inventory reserve adjustments for excess and obsolete inventory. The Pyxis products business was also adversely impacted by the positive segment allocation adjustments recorded during the three and six months ended December 31, 2003 of $4.4 million and $9.3 million, respectively, for the estimated interest income that the business would have earned from assets sold as part of the leased asset portfolio sales (which proceeds from such sales were returned to Corporate for general corporate requirements).

      Excluding the impact of the ALARIS acquisition, operating earnings would have decreased 51% and 44%, respectively, for the three and six months ended December 31, 2004. The results of operations from this acquisition are not included in the prior period amounts. Operating results from ALARIS, while incremental to the segment's results year-over-year, were adversely impacted by the effect of purchase accounting adjustments recorded during the first quarter of fiscal 2005. These adjustments included an inventory valuation adjustment to "fair value," with the adjusted, higher cost inventory being sold, adversely affecting gross margins by approximately $3.4 million and $23.6 million, respectively, for the three and six months ended December 31, 2004.

Impairment Charges and Other

      See Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding "impairment charges and other."

Special Items

                                   Three Months Ended        Six Months Ended
                                      December 31,             December 31,
                                   -------------------      -------------------
(in millions)                       2004         2003        2004         2003
-----------------------------      ------       ------      ------       ------
  Restructuring costs              $105.1       $ 12.9      $112.6       $ 20.2
  Merger-related costs               10.2          7.8        27.1         16.4
  Litigation settlements, net       (21.2)       (24.2)      (21.2)       (26.9)
  Other special items                 9.0            -        16.5            -
                                   ------       ------      ------       ------
Total special items                $103.1       $ (3.5)     $135.0       $  9.7
                                   ======       ======      ======       ======

      See Note 5 of "Notes to Condensed Consolidated Financial Statements" for detail of the Company's special items during the three and six months ended December 31, 2004 and 2003.

Interest Expense and Other

      The decrease in "interest expense and other" of $10.7 million during the three months ended December 31, 2004 compared to the same period in the prior fiscal year primarily resulted from the Company recording the minority interest impact of approximately $15.7 million for certain impairment charges within the Oral Technologies business within the Pharmaceutical Technologies and Services segment. These impairment charges were recorded within "impairment charges and other" on the consolidated statements of earnings. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding "impairment charges and other." The minority interest was partially offset by increased interest expense of approximately $11.8 million during the three months ended December 31, 2004 due to increased borrowing rates. "Interest expense and other" was relatively consistent for the six months ended December 31, 2004 due to the minority interest mentioned above which was offset by increased interest expense of approximately $20.1 million due to the increased borrowing rates.

Provision for Income Taxes

      The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 32.9% and 32.5%, respectively, for the three and six months ended December 31, 2004, as compared to 32.9% and 33.0%, respectively, for the three and six months ended December 31, 2003. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

      The American Jobs Creation Act of 2004 introduced a special one-time dividend received deduction of 85% for the repatriation of certain foreign earnings to U.S. taxpayers. The Company has a significant international presence and has always reinvested excess foreign earnings in the improvement and expansion of its foreign operations. Although no decision has been made, the Company can elect to apply the favorable repatriation provision to distributions made in fiscal year 2005 or 2006 and is currently evaluating the effect the American Jobs Creation Act of 2004 might have on its foreign reinvestment plans as well as on its worldwide tax position.

Earnings/(Loss) from Discontinued Operations

      See Note 12 in the "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

      The following table summarizes the Company's Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003.

                                    Six Months Ended
                                       December 31,
                                 ------------------------
(in millions)                      2004           2003
---------------------------      --------       ---------
Cash provided by/(used in):
    Operating activities         $1,519.2       $   548.4
    Investing activities         $ (444.1)      $  (658.0)
    Financing activities         $ (897.4)      $(1,070.1)

      OPERATING ACTIVITIES. Net cash provided by operating activities during the six months ended December 31, 2004 totaled $1.5 billion, an increase of $970.8 million when compared to the same period a year ago. The increase was primarily a result of the sale of $800 million of receivables during the six months ended December 31, 2004 under the Company's committed receivables sales facility program and the timing of receipt of payments from significant customers within the Pharmaceutical Distribution segment. These operating cash flow benefits were adversely affected by a $275.5 million decrease in operating earnings. A significant portion of this operating earnings decrease was due to non-cash asset impairments of approximately $155.8 million.

      INVESTING ACTIVITIES. Cash used in investing activities primarily represents the Company's use of cash to complete acquisitions. During the six months ended December 31, 2004, the majority of the cash used in investing activities related to costs associated with the acquisition of ALARIS and an acquisition within the Nuclear Pharmacy Services business. The majority of the cash used in investing activities during the six months ended December 31, 2003 was related to costs associated with the acquisitions of Intercare and Medicap Pharmacies, Inc. In addition, during the six months ended December 31, 2004, the Company received approximately $39.5 million related to the sale of discontinued operations. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

      FINANCING ACTIVITIES. The Company's financing activities utilized cash of $897.4 million and $1.1 billion, respectively, during the six months ended December 31, 2004 and 2003. Cash used in financing activities during the six months ended December 31, 2004 primarily reflects the Company's decision to retire the Company's commercial paper, portions of its revolving credit facilities and certain debt assumed in the ALARIS acquisition. These cash outflows for the six months ended December 31, 2004 were partially offset by net proceeds of $1.3 billion received from the Company's bank revolving credit facilities. During the six months ended December 31, 2003, the Company's financing activities primarily were the $1.0 billion repurchase of its Common Shares.

International Cash

      The Company's cash balance of approximately $1.3 billion as of December 31, 2004 includes $419.5 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

      In December 2004, the Company announced that its Board of Directors authorized the purchase of up to $500 million of its common shares as management deems appropriate. The Company expects to begin repurchasing shares in the second half of fiscal 2005. During the three months ended December 31, 2004, outside of its share repurchase program, the Company repurchased 78,199 common shares for an aggregate purchase price of approximately $4.1 million. See the table under "Part II, Item 2" for more information regarding these repurchases.

Capital Resources

      In addition to cash, the Company's sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities. During the first quarter of fiscal 2005, the Company borrowed $500 million in aggregate on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company's commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million in the aggregate on the revolving credit facilities, with the proceeds utilized primarily for the establishment of the National Logistics Center.

The Company fully repaid the $1.25 billion outstanding balance under the bank revolving credit facilities during the second quarter of fiscal 2005 due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory for the National Logistics Center.

      Also during the second quarter of fiscal 2005, the Company received a commitment letter for a $500 million borrowing facility to be used for general corporate purposes. The Company later determined that it was not necessary to proceed with the $500 million borrowing facility, which would have provided incremental borrowing capacity.

      The Company's sources of liquidity also include a committed receivables sales facility program with the capacity to sell $800 million in receivables. See "Off-Balance Sheet Arrangements" below.

      The Company's capital resources are more fully described in "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. See also Note 6 in "Notes to Condensed Consolidated Financial Statements."

      The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations and current and projected debt service requirements, including those related to business combinations.

Debt Covenants

      The Company's various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of December 31, 2004, the Company was in compliance with this covenant.

      The Company's preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of December 31, 2004, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders, or extinguish the securities without causing an event of default.

Contractual Obligations

      There have been no material changes, outside the ordinary course of business, in the Company's outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

      During the first quarter of fiscal 2005, the Company sold $500 million of receivables under its committed receivables sales facility program. During the second quarter of fiscal 2005, the Company sold an additional $300 million of receivables under this program. In the aggregate, $800 million in receivables have been sold under this program to date. Subsequent to December 31, 2004, the Company repurchased approximately $133.8 million of receivables under this program. See Note 14 in "Notes to Condensed Consolidated Financial Statements" of this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K for more information regarding these and other off-balance sheet arrangements.

OTHER

      See Note 2 in the "Notes to Condensed Consolidated Financial Statements" for a discussion of recent financial accounting standards.

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

      The Company believes that, once implemented, the enhancements identified in Item 9a and Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K will correct these material weaknesses and the Company will continue to examine this issue for possible further enhancements to its control processes. In addition, the Company and the Audit Committee will continue to implement enhancements in the Company's control processes as necessary in response to specific accounting and reporting issues arising out of the Audit Committee's internal review. The Company will continue to develop policies and procedures and reinforce compliance with existing policies and procedures in the Company's effort to constantly improve its internal control environment.

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

      Based on the evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004, subject to the matters described in this Item 4, the Company's principal executive officer and principal financial officer have concluded that, although progress has been made and further corrective actions have been implemented during the quarter to the Company's controls, as identified above, the Company will not be in a position to adequately and thoroughly assess whether the identified weaknesses have been resolved until the Company conducts its fiscal-year-end processes and reviews. The Company continues to take corrective actions with respect to the Company's disclosure controls and procedures. As such, the Company's principal executive officer and principal financial officer were unable to conclude that the material weaknesses described above were corrected as of December 31, 2004, and as such, such officers were unable to conclude that the Company's disclosure controls and procedures were effective as of December 31, 2004. Therefore, the Company's principal executive officer and principal financial officer have concluded that their prior determination as of September 30, 2004 that material weaknesses exist and that the Company's disclosure controls and procedures were not effective continues to apply as of December 31, 2004. Other than the enhancements identified in Item 9a and Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K and discussed above, which enhancements the Company is in the process of implementing, there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company believes, and its principal executive officer and principal financial officer have concluded, that the implementation in fiscal 2005 of the improvements and enhancements described above, once implemented, should be sufficient to provide for adequate and effective disclosure controls and procedures.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      The discussion below is limited to certain of the legal proceedings in which the Company is involved, including material developments to certain of those proceedings. Additional information regarding the legal proceedings in which the Company is involved is provided in "Item 3: Legal Proceedings" of the 2004 Form 10-K, and is incorporated in this Form 10-Q by reference. To the extent any statements therein constitute "forward-looking statements," reference is made to Exhibit 99.01 of this Form 10-Q and the section entitled "Risk Factors That May Affect Future Results" within "Item 1: Business" of the 2004 Form 10-K.

      The legal proceedings described in Note 8 of "Notes to Condensed Consolidated Financial Statements" are incorporated in this Item 1 by reference. Unless otherwise indicated, all proceedings discussed in Note 8 remain pending.

Vitamins Litigation

      On May 17, 2000, R.P. Scherer Corporation (which was acquired by the Company in August 1998, has been given the legal designation of Cardinal Health 409, Inc. and is referred to in this Form 10-Q as "Scherer") filed a civil antitrust lawsuit in the United States District Court for the District of Illinois against certain of its raw material suppliers and other alleged co-conspirators alleging that the defendants unlawfully conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in violation of U.S. antitrust laws. The complaint seeks monetary damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. The case was pending in the United States District Court for the District of Columbia (where it was transferred). As of December 31, 2004, Scherer had entered into settlement agreements with all of the defendants in the lawsuit in consideration of payments of approximately $145.3 million, net of attorney fees, payments due to other interested parties and expenses withheld prior to the disbursement of the funds to Scherer. As more fully described in Note 1 of "Notes to Consolidated Financial Statements" of the 2004 Form 10-K, the Company has decided, as a result of discussions with the SEC staff, to reverse its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and to recognize the income from such recoveries as a special item in the period that cash was received from the manufacturers.

Antitrust Litigation against Pharmaceutical Manufacturers

      During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through December 31, 2004 were $76.5 million. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.

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

      In connection with the SEC's inquiry, the Company's Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting matters, including but not limited to the establishment and adjustment of certain reserves and their impact on quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC's June 21, 2004 subpoena and are reviewing other matters identified in the course of the Audit Committee's internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review as of the date of the determination, which are discussed in Note 1 of "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q and Note 1 of "Notes to Consolidated Financial Statements" contained in the 2004 Form 10-K, which was filed with the SEC on October 26, 2004. In connection with the Audit Committee's conclusions, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical financial statements. These adjustments were reflected in the 2004 Form 10-K. The Audit Committee's internal review with respect to the financial statement impact of the matters reviewed to date is substantially complete.

      Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and has determined to take disciplinary actions with respect to the Company's employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is an ongoing separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affect senior financial and managerial personnel, as well as other personnel, at the corporate level and in four business segments. None of the Company's current corporate executive officers (who are identified at www.cardinal.com) were the subject of disciplinary action by the Audit Committee. All affected employees have been notified. In connection with the determinations made by the Audit Committee, Gary S. Jensen, the Company's controller, has resigned, which resignation will be effective on February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, with the exception of conclusions concerning the responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers which are being addressed by a separate committee of the Board.

      As the Company continues to respond to the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required, that the historical financial statements included in the 2004 Form 10-K, the Form 10-Q for the period ended September 30, 2004 or this Form 10-Q will not change or require amendment, or that additional disciplinary actions would not be required in such circumstances. In addition, the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in the 2004 Form 10-K, the Form 10-Q for the period ended September 30, 2004 and this Form 10-Q.

      In connection with the SEC's formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee's internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. The Company is responding to the separate committee internal review and providing all information required.

      The conclusions of the Audit Committee's internal review to date with respect to financial statement matters are set forth in Notes 1 and 2 of "Notes to the Consolidated Financial Statements" included in the 2004 Form 10-K and additional information is set forth in Note 1 of "Notes to Condensed Consolidated Financial Statements" to this Form 10-Q.

      The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate committee internal review remain ongoing. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

FTC Investigation

      In December 2004, the Company received a request for documents from the Federal Trade Commission ("FTC") that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider customers seeking distribution services. The Company is not aware of the scope of the FTC investigation as it relates to other wholesale drug distributors. The Company is in the process of responding to the FTC request. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company's business.

Other Matters

      In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                          Total Number of
                                                          Shares Purchased      Approximate Dollar
                       Total Number                          as Part of        Value of Shares that
                        of Shares       Average Price    Publicly Announced    May Yet Be Purchased
       Period           Purchased      Paid per Share         Program           Under the Program
-------------------    ------------    --------------    ------------------    --------------------
October 1-31, 2004          --                 --                 --                    --
November 1-30, 2004     73,164(1)          $51.71                 --                    --
December 1-31, 2004      5,035(2)          $58.15                 --                    --
                        ------             ------               ----                  ----
Total                   78,199             $52.12                 --                    --
                        ======             ======               ====                  ====

(1) Reflects Common Shares owned and tendered by an employee and a director to meet the exercise price and, in the case of the employee, the tax withholding for option exercises.

(2) Reflects Common Shares repurchased by the Company from a subsidiary's profit-sharing plan that was terminated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote of security holders at the Company's 2004 Annual Meeting of Shareholders held on December 8, 2004.

                                  VOTES          AUTHORITY
                                CAST FOR          WITHHELD
                               -----------       ----------
1. Election of Directors:
     George H. Conrades        361,860,982       28,315,330
     Robert L. Gerbig          361,618,659       28,557,653
     Richard C. Notebaert      332,138,122       58,038,190

                                                                                     BROKER
                                          FOR          AGAINST       ABSTENTIONS    NON-VOTES
                                      -----------     ----------     -----------    ----------
2. Amendment of the Company's
Performance-Based Incentive
Compensation Plan and approval
of the material terms of the
plan, as amended                      347,403,596     39,761,799      3,010,917             --

3. Proposal from shareholder on
annual election of directors          277,767,855     57,029,921      3,350,834     52,027,702

ITEM 5: OTHER INFORMATION

      The Company entered into an amendment, effective February 4, 2005, to an employment agreement with George L. Fotiades, the Company's President and Chief Operating Officer, as part of an annual review of Mr. Fotiades' compensation by the Human Resources and Compensation Committee of the Company's Board of Directors. The amendment reduces Mr. Fotiades' annual bonus target from 160% to 140% of annual base salary payable under the terms of the bonus plan for which Mr. Fotiades is eligible, increases Mr. Fotiades' annual base salary from $725,000 to $790,000, and discontinues an automobile allowance received by Mr. Fotiades of approximately $25,000 per year.

ITEM 6: EXHIBITS

Exhibit
 Number                                    Exhibit Description
-------  --------------------------------------------------------------------------------------------
  10.01  Stock Incentive Plan, as amended

  10.02  Amended and Restated Directors' Stock Option Plan, as amended

  10.03  Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive
         Plan, as amended, for manual signature

  10.04  Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive
         Plan, as amended, for electronic signature

  10.05  Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive
         Plan, as amended

  10.06  Form of Directors' Stock Option Agreement under the Amended and Restated Equity Incentive
         Plan, as amended

  10.07  Form of Directors' Stock Option Agreement under the Outside Directors Equity Incentive Plan

  10.08  Amendment, dated and effective as of February 4, 2005, to Employment Agreement, dated and effective as of February 1, 2004, between the Registrant and George L. Fotiades

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

  99.01  Statement Regarding Forward-Looking Information

  99.02  Third Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (As
         amended and restated July 1, 2002)

  99.03  Cardinal Health 401(k) Savings Plan, as amended and restated effective as of January 1, 2005

  99.04  Cardinal Health 401(k) Savings Plan for Employees of Puerto Rico, as amended and restated
         effective as of January 1, 2005

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARDINAL HEALTH, INC.

Date: February 9, 2005
                                            /s/ Robert D. Walter
                                            ------------------------------------
                                            Robert D. Walter
                                            Chairman and Chief Executive Officer

                                            /s/ J. Michael Losh
                                            ------------------------------------
                                            J. Michael Losh
                                            Chief Financial Officer