Form 10-Q
period 2005-03-31
CARDINAL HEALTH INC
filed 2005-05-09
CIK 721371

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005              Commission File Number 1-11373

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

                      Yes [X]                No [ ]

      The number of Registrant's Common Shares outstanding at the close of business on April 30, 2005 was as follows:

                 Common Shares, without par value: 428,258,980

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES

                                     Index *

                                                                                                  Page No.
                                                                                                  --------
Part I.    Financial Information:

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Earnings for the Three and Nine Months
           Ended March 31, 2005 and 2004 (unaudited)..........................................        3

           Condensed Consolidated Balance Sheets at March 31, 2005 and
           June 30, 2004 (unaudited)..........................................................        4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2005 and 2004 (unaudited)................................................        5

           Notes to Condensed Consolidated Financial Statements...............................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................       32

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................       41

Item 4.    Controls and Procedures............................................................       41

Part II.   Other Information:

Item 1.    Legal Proceedings..................................................................       43

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................       46

Item 5.    Other Information..................................................................       46

Item 6.    Exhibits...........................................................................       47

* Items not listed are inapplicable.

           PART I. FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                            2005           2004           2005          2004
                                                         ----------     ----------     ----------    ----------
Revenue                                                  $ 19,103.0     $ 16,391.8     $ 55,453.6    $ 48,130.8
Cost of products sold                                      17,756.2       15,108.4       51,813.8      44,613.6
                                                         ----------     ----------     ----------    ----------

Gross margin                                                1,346.8        1,283.4        3,639.8       3,517.2

Selling, general and administrative expenses                  703.1          608.9        2,095.8       1,744.5

Impairment charges and other                                   16.2           (0.6)         103.0          (7.0)

Special items - restructuring charges                          25.8            4.9          138.4          25.1
              - merger charges                                 10.4            7.2           37.5          23.6
              - other                                           7.1           (3.8)           2.4         (30.7)
                                                         ----------     ----------     ----------    ----------

Operating earnings                                            584.2          666.8        1,262.7       1,761.7

Interest expense and other                                     40.8           28.2           95.1          82.1
                                                         ----------     ----------     ----------    ----------

Earnings before income taxes, discontinued operations
   and cumulative effect of change in accounting              543.4          638.6        1,167.6       1,679.6

Provision for income taxes                                    175.8          208.5          378.4         552.4
                                                         ----------     ----------     ----------    ----------

Earnings from continuing operations before
   cumulative effect of change in accounting                  367.6          430.1          789.2       1,127.2

Earnings/(loss) from discontinued operations
 (net of tax $1.2 and $0.6, respectively, for the
 three months ended March 31,2005 and 2004
 and $(2.5) and $4.8, respectively, for the nine
 months ended  March 31, 2005 and 2004)                        (1.9)          (0.8)           3.8          (7.7)

Cumulative effect of change in accounting                         -              -              -         (38.5)
                                                         ----------     ----------     ----------    ----------

Net earnings                                             $    365.7     $    429.3     $    793.0    $  1,081.0
                                                         ==========     ==========     ==========    ==========

Basic earnings per Common Share:

   Continuing operations                                 $     0.85     $     1.00     $     1.83    $     2.59
   Discontinued operations                                        -          (0.01)          0.01         (0.02)
   Cumulative effect of change in accounting                      -              -              -         (0.09)
                                                         ----------     ----------     ----------    ----------

   Net basic earnings per Common Share                   $     0.85     $     0.99     $     1.84    $     2.48
                                                         ==========     ==========     ==========    ==========

Diluted earnings per Common Share:

   Continuing operations                                 $     0.84     $     0.99     $     1.81    $     2.56
   Discontinued operations                                        -          (0.01)          0.01         (0.02)
   Cumulative effect of change in accounting                      -              -              -         (0.09)
                                                         ----------     ----------     ----------    ----------

   Net diluted earnings per Common Share                 $     0.84     $     0.98     $     1.82    $     2.45
                                                         ==========     ==========     ==========    ==========

Weighted average number of Common Shares outstanding:
   Basic                                                      431.8          433.4          431.7         435.7
   Diluted                                                    437.8          439.0          436.7         441.3

Cash dividends declared per Common Share                 $     0.03     $     0.03     $     0.09    $     0.09

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                   MARCH 31,      JUNE 30,
                                                                      2005         2004
                                                                   ---------     ---------
ASSETS
    Current assets:
      Cash and equivalents                                         $ 1,549.5     $ 1,096.0
      Trade receivables, net                                         3,293.0       3,432.7
      Current portion of net investment in sales-type leases           215.3         202.1
      Inventories                                                    7,771.3       7,471.3
      Prepaid expenses and other                                       871.9         795.4
      Assets held for sale from discontinued operations                 28.2          60.4
                                                                   ---------     ---------

        Total current assets                                        13,729.2      13,057.9
                                                                   ---------     ---------

    Property and equipment, at cost                                  4,492.9       4,300.1
    Accumulated depreciation and amortization                       (2,120.9)     (1,936.1)
                                                                   ---------     ---------
    Property and equipment, net                                      2,372.0       2,364.0

    Other assets:
      Net investment in sales-type leases, less current portion        640.9         546.0
      Goodwill and other intangibles, net                            4,998.2       4,938.8
      Other                                                            398.2         462.4
                                                                   ---------     ---------

        Total                                                      $22,138.5     $21,369.1
                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable and other short-term borrowings                $    81.6     $     5.6
      Current portion of long-term obligations                         507.0         855.0
      Accounts payable                                               7,613.1       6,432.4
      Other accrued liabilities                                      1,802.7       2,021.3
      Liabilities from discontinued operations                          44.6          55.1
                                                                   ---------     ---------

        Total current liabilities                                   10,049.0       9,369.4
                                                                   ---------     ---------

    Long-term obligations, less current portion                      2,303.1       2,834.7
    Deferred income taxes and other liabilities                      1,112.2       1,188.7

    Shareholders' equity:
      Preferred Shares, without par value
        Authorized - 0.5 million shares, Issued - none                     -             -
      Common Shares, without par value
        Authorized - 755.0 million shares, Issued - 475.6
        million shares and 473.1 million shares, respectively,
        at March 31, 2005 and June 30, 2004                          2,726.8       2,653.8
      Retained earnings                                              8,642.4       7,888.0
      Common Shares in treasury, at cost, 45.7 million shares
        and 42.2 million shares, respectively, at
        March 31, 2005 and June 30, 2004                            (2,768.7)     (2,588.1)
      Other comprehensive income                                        95.1          28.9
      Other                                                            (21.4)         (6.3)
                                                                   ---------     ---------
        Total shareholders' equity                                   8,674.2       7,976.3
                                                                   ---------     ---------

        Total                                                      $22,138.5     $21,369.1
                                                                   =========     =========

            See notes to condensed consolidated financial statements.

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2005           2004
                                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations before cumulative effect of
     change in accounting                                                        $    789.2     $  1,127.2
   Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operations:
      Depreciation and amortization                                                   300.9          220.4
      Asset impairments                                                               172.9            5.5
      Provision for bad debts                                                           8.6            1.6
      Change in operating assets and liabilities, net of effects from acquisitions:
        Decrease/(increase) in trade receivables                                      143.3         (613.9)
        Increase in inventories                                                      (301.2)        (943.8)
        Increase in net investment in sales-type leases                              (108.1)         (65.4)
        Increase in accounts payable                                                1,175.2        1,611.9
        Other accrued liabilities and operating items, net                           (129.9)          (8.1)
                                                                                 ----------     ----------

   Net cash provided by operating activities                                        2,050.9        1,335.4
                                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                 (273.2)        (561.2)
   Proceeds from sale of property, equipment and other assets                          18.7            8.3
   Additions to property and equipment                                               (288.3)        (272.0)
   Proceeds from sale of discontinued operations                                       39.5            5.1
                                                                                 ----------     ----------

   Net cash used in investing activities                                             (503.3)        (819.8)
                                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper and short-term debt                                (558.1)          (0.9)
   Reduction of long-term obligations                                              (1,617.0)        (442.8)
   Proceeds from long-term obligations, net of issuance costs                       1,261.2           86.7
   Proceeds from issuance of Common Shares                                             87.2          144.3
   Purchase of treasury shares                                                       (228.5)      (1,460.3)
   Dividends on Common Shares                                                         (38.9)         (39.4)
                                                                                 ----------     ----------

   Net cash used in financing activities                                           (1,094.1)      (1,712.4)
                                                                                 ----------     ----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                       453.5       (1,196.8)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         1,096.0        1,724.0
                                                                                 ----------     ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $  1,549.5     $    527.2
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

                     CARDINAL HEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING INVESTIGATIONS AND RESTATEMENTS

      As more fully described in the Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K"), in October 2003, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry regarding Cardinal Health, Inc. (the "Company"). The SEC's request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. The SEC's request sought a variety of documentation, including the Company's accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. In connection with the SEC's informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas the Company had previously received from the SEC. The Company continues to respond to the SEC's investigation and the Audit Committee's internal review and provide all information required.

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

      Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and has taken disciplinary actions with respect to the Company's employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is an ongoing separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in four business segments. None of the Company's current corporate executive officers (who are identified at www.cardinal.com) were the subject of disciplinary action by the Audit Committee. In connection with the determinations made by the Audit Committee, Gary S. Jensen, the Company's controller, resigned, which resignation was effective on February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, with the exception of conclusions concerning the responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamins manufacturers which are being addressed by a separate committee of the Board.

      As the Company continues to respond to the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required, that the historical financial statements included in the 2004 Form 10-K, the Forms 10-Q for the periods ended September 30, 2004 and December 31, 2004, or this Form 10-Q will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the periods ended September 30, 2004 and December 31, 2004, and this Form 10-Q.

      In connection with the SEC's formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers and this internal review is continuing. In the 2004 Form 10-K, as part of the Audit Committee's internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. The Company is responding to the separate Board committee internal review and providing all information required.

      The conclusions of the Audit Committee's internal review to date with respect to financial statement matters are set forth in Notes 1 and 2 of "Notes to the Consolidated Financial Statements" included in the 2004 Form 10-K. Additional information with respect to the Audit Committee's second, third and fourth areas of focus described in the second paragraph above, which impact the reporting periods discussed in this Form 10-Q, is set forth below. There was no fiscal 2004 impact with respect to the first area of focus.

      UNDISCLOSED EARNINGS IMPACT: Disclosure of the Company's Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment

      Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments was properly included in the Company's reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net increase/(decrease) in net earnings in the first three quarters of fiscal 2004 as a result of this practice was as follows:

(in millions)        Net Earnings
-------------         ------------
FISCAL 2004
  First Quarter         $ (0.2)
  Second Quarter           3.0
  Third Quarter           (0.3)
                        ------
  First Nine Months     $  2.5
                        ======

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

      The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These estimation methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied to all quarters of fiscal 2004 (i.e., utilizing the 10.8% exception rate) the net increase in revenue and operating earnings for the first three quarters of fiscal 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, would have been as follows:

                                       Operating
($ in millions)     Revenue  % Change  Earnings   % Change
---------------     -------  --------  ---------  --------
FISCAL 2004
  First Quarter      $ 3.7     2.6%      $ 2.4      4.5%
  Second Quarter       0.1     0.0%          -      0.0%
  Third Quarter       (1.9)   (1.1%)      (1.2)    (1.7%)
                     -----               -----
  First Nine Months  $ 1.9     0.4%      $ 1.2      0.6%
                     =====               =====

      For additional information regarding the estimated net increase/(decrease) in revenue and operating earnings for fiscal 2002 and each previously reported quarter of fiscal 2003 and 2004, and the related percentage of the former Automation and Information Services segment's reported amounts, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the first, second and third quarters of fiscal 2004 would be 2.1%, 0.7% and (5.5%), respectively. The Company believes the impact of the adjustments resulting from the estimation methods is not material to previously reported results as such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company's previous disclosures related to the former Automation and Information Services segment.

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

      Following the completion of the first quarter of fiscal 2005, the Company reiterated the revenue recognition policy for equipment systems installed at a customer's site for its former Automation and Information Services segment, and instructed all employees to strictly adhere to this policy. The Company continues to implement corrective actions in response to these findings regarding its revenue recognition practices within its former Automation and Information Services segment, as more fully described in Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K and in "Part I, Item 4" of this Form 10-Q. During the second and third quarters of fiscal 2005, the Company's internal audit function completed a review of revenue recognition practices associated with the equipment installation process for its former Automation and Information Services segment, including interviews with selected customers and site visits to related customer locations representing a substantial percentage of the former Automation and Information Services segment's end of quarter reported revenue. The results of the interviews and site visits performed by the internal audit function during the second and third quarters of fiscal 2005 did not indicate any additional occurrences of premature revenue recognition as described above.

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

      Some of the types of balance sheet reserves and accrual adjustments that were restated consist of the following:

      1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a last-in, first-out ("LIFO"), inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid. The net impact of these errors on the first three quarters of fiscal 2004 is reflected in the table below.

      2. Errors made in previous periods that were identified and appropriately corrected in a subsequent period when discovered. These items were not reported as prior period corrections at the time of their discovery because they were deemed immaterial. At this time, however, the Company has restated its prior financial statements to correct for such items identified during the internal review. The net impact of these errors on the first three quarters of fiscal 2004 is reflected in the table below.

      The following table summarizes the restatement impact on previously reported net earnings as defined above for the first three quarters of fiscal 2004:

                     Misapplication             Total
(in millions)           of GAAP      Errors  Restatement
-------------        --------------  ------  -----------
FISCAL 2004
  First Quarter           $(0.3)     $ (4.5)   $ (4.8)
  Second Quarter           (0.4)       (4.5)     (4.9)
  Third Quarter               -        (5.7)     (5.7)
                          -----      ------    ------
  First Nine Months       $(0.7)     $(14.7)   $(15.4)
                          =====      ======    ======

      The impact of these restatements on both basic and diluted earnings per Common Share from continuing operations for the three and nine months ended March 31, 2004 was a decrease of $0.01 and $0.03, respectively.

      For additional information regarding the restatement impact on previously reported net earnings for fiscal 2004, 2003 and 2002, see Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

      The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate Board committee internal review remain ongoing. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate Board committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

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

      Effective the second quarter of fiscal 2005, the Company presented certain asset impairments and gains and losses from the sale of operating and corporate assets in "impairment charges and other" as a separate component of operating earnings on the Company's consolidated statements of earnings. Prior period financial results were reclassified to conform to this change in presentation. See Note 11 for additional information regarding "impairment charges and other."

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." The statement requires abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits: or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued FASB Staff Position SFAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This statement clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FASB Staff Position SFAS 109-1 was effective upon issuance. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued FASB Staff Position SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, "Accounting for Income Taxes." FASB Staff Position SFAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." This statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period after June 15, 2005. The Company will adopt this statement on July 1, 2005.

      SFAS No. 123(R) allows public companies to adopt its requirement using one of the following transition methods: (a) a "modified prospective" method in which compensation cost for all share-based payments granted after the effective date is recognized based on the requirements of SFAS No. 123(R) and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123(R) is recognized based on SFAS No. 123: or (b) a "modified retrospective" method which includes the requirements of the modified prospective method and also permits entities to restate prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized in its SFAS No. 123 pro forma disclosures. The Company has not yet determined which transition method it will adopt.

      The Company currently accounts for share-based payments to employees under APB Opinion No. 25's intrinsic value method. As such, the Company generally does not recognize compensation cost for stock options granted to employees. The adoption of SFAS No. 123(R) is expected to have a significant impact on the Company's results of operations; however, it is not expected to have a material impact on the Company's overall financial position. The Company cannot determine the impact of SFAS No. 123(R) at this time as it will depend on share-based payments granted in the future. However, if the Company had adopted SFAS No.123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described below in the "Accounting for Stock-Based Compensation" disclosure of pro forma net income and earnings per share. SFAS No.123(R) also requires the benefits of excess tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as is currently required. As such, in the periods after adoption, this requirement of SFAS No. 123(R) will reduce net operating cash flows and increase net financing cash flow. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other items, future employee stock option exercises. However, the amount of operating cash flows recognized in the nine months ended March 31, 2005 and 2004 for such excess tax deductions were $11.2 million and $40.8 million, respectively.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material impact on the Company's financial position or results of operations.

      ACCOUNTING FOR STOCK-BASED COMPENSATION. At March 31, 2005, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with APB Opinion No. 25 and related interpretations. Except for costs related to restricted shares, restricted share units and an insignificant number of amended options requiring a new measurement date, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                       For the Three Months  For the Nine Months
                                                               Ended                Ended
                                                             March 31,            March 31,
                                                       --------------------  -------------------
(in millions)                                            2005       2004       2005       2004
-------------                                          --------   ---------  --------   --------
Net earnings, as reported                              $  365.7   $  429.3   $  793.0   $1,081.0
Stock-based employee compensation expense
 included in net earnings, net of related tax effects       1.5        0.6        4.6        1.5
Total stock-based employee compensation expense
 determined under fair value method for all awards,
 net of related tax effects (1)                           (38.8)     (24.0)    (109.4)     (77.3)
                                                       --------   --------   --------   --------
Pro forma net earnings                                 $  328.4   $  405.9   $  688.2   $1,005.2
                                                       ========   ========   ========   ========

                                                       For the Three Months  For the Nine Months
                                                               Ended                Ended
                                                             March 31,            March 31,
                                                       --------------------  -------------------
                                                         2005        2004      2005       2004
                                                       --------   ---------  --------   --------
Basic earnings per Common Share:
 As reported                                           $   0.85   $    0.99   $  1.84   $   2.48
 Pro forma basic earnings per Common Share             $   0.76   $    0.94   $  1.59   $   2.31

Diluted earnings per Common Share:
 As reported                                           $   0.84   $    0.98   $  1.82   $   2.45
 Pro forma diluted earnings per Common Share (2)       $   0.76   $    0.93   $  1.59   $   2.29

(1) The total stock-based employee compensation expense was adjusted to include gross employee stock purchase plan expense of $3.0 million and $3.1 million, respectively, for the three months ended March 31, 2005 and 2004 and $8.8 million and $10.4 million, respectively, for the nine months ended March 31, 2005 and 2004.

(2) The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS No. 123.

3. EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

      Basic earnings per Common Share ("Basic EPS") is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share ("Diluted EPS") is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of stock options outstanding, unvested restricted shares and unvested restricted share units, computed using the treasury stock method.

      The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2005 and 2004:

                                           For the Three Months Ended   For the Nine Months Ended
                                                    March 31,                    March 31,
                                           --------------------------   -------------------------
(in millions)                                    2005       2004              2005       2004
-------------                                    ----       ----              ----       ----
Weighted-average Common Shares - basic          431.8      433.4             431.7      435.7
Effect of dilutive securities:
     Employee stock options, unvested
       restricted shares and share units          6.0        5.6               5.0        5.6
                                                -----      -----             -----      -----

Weighted-average Common Shares - diluted        437.8      439.0             436.7      441.3
                                                =====      =====             =====      =====

      The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2005 and 2004 were 27.9 million and 19.2 million, respectively, and for the nine months ended March 31, 2005 and 2004 were 28.3 million and 20.2 million, respectively.

      In December 2004, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million as management deems appropriate. Pursuant to this authorization, the Company repurchased approximately 4.2 million Common Shares having an aggregate cost of approximately $241.9 million during the three months ended March 31, 2005. The average price paid per Common Share was $57.29. The repurchased shares are held in treasury to be used for general corporate purposes.

      In February 2004, the Company's Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. Pursuant to this authorization, the Company repurchased approximately 6.9 million Common Shares under an accelerated share repurchase program having an aggregate cost of approximately $460.3 million during the three months ended March 31, 2004. The average price paid per Common Share was $66.80. The share repurchase program was completed on May 11, 2004 at which time the Company settled the forward contract associated with the transaction for $22.5 million in cash. The resulting final volume weighted average price per share was $70.07. The repurchased shares are held in treasury to be used for general corporate purposes.

4. COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income for the three and nine months ended March 31, 2005 and 2004:

                                           Three Months Ended   Nine Months Ended
                                               March 31,            March 31,
                                          -------------------   ------------------
(in millions)                               2005       2004       2005      2004
-------------                             --------   --------   --------  --------
Net earnings                              $  365.7   $  429.3   $  793.0  $1,081.0
Foreign currency translation adjustment      (53.9)      26.1       65.2      76.0
Net unrealized gain/(loss) on derivative
  instruments                                 (2.3)       3.1          -       3.3
Unrealized gain/(loss) on investment             -       (0.1)       1.0      (0.3)
                                          --------   --------   --------  --------
Total comprehensive income                $  309.5   $  458.4   $  859.2  $1,160.0
                                          ========   ========   ========  ========

5. SPECIAL ITEMS

      The following is a summary of the special items for the three and nine months ended March 31, 2005 and 2004.

                                                Three Months Ended     Nine Months Ended
                                                     March 31,             March 31,
                                                ------------------    ------------------
(in millions, except for Diluted EPS amounts)     2005      2004        2005      2004
---------------------------------------------   --------  --------    --------  --------
  Restructuring costs                           $   25.8  $    4.9    $  138.4  $   25.1
  Merger-related costs                              10.4       7.2        37.5      23.6
  Litigation settlements, net                          -      (3.8)      (21.2)    (30.7)
  Other special items                                7.1         -        23.6         -
                                                --------  --------    --------  --------
Total special items                             $   43.3  $    8.3    $  178.3  $   18.0
Tax effect of special items (1)                    (14.8)     (3.4)      (58.7)     (7.7)
                                                --------  --------    --------  --------
Net earnings effect of special items            $   28.5  $    4.9    $  119.6  $   10.3
                                                ========  ========    ========  ========
Net decrease on Diluted EPS                     $   0.06  $   0.01    $   0.27  $   0.02
                                                ========  ========    ========  ========

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

                                                          Three Months Ended    Nine Months Ended
                                                              March 31,             March 31,
                                                          ------------------    -----------------
(in millions)                                               2005       2004       2005     2004
-------------                                             -------    -------    -------   -------
Restructuring costs:
  Global restructuring program:
     Pharmaceutical Distribution and Provider Services    $   5.2    $     -    $   8.6   $     -
     Medical Products and Services                            4.4          -       23.8         -
     Pharmaceutical Technologies and Services                 2.3          -       75.3         -
     Clinical Technologies and Services                         -          -        0.7         -
     Other                                                   11.2          -       19.7         -
  Other restructuring programs:
     Medical Products and Services                            2.3        1.8        5.0       7.1
     Pharmaceutical Technologies and Services                   -        2.2        4.0      15.5
     Other                                                    0.4        0.9        1.3       2.5
                                                          -------    -------    -------   -------
Total restructuring costs                                 $  25.8    $   4.9    $ 138.4   $  25.1
                                                          =======    =======    =======   =======

      GLOBAL RESTRUCTURING PROGRAM. As previously announced, the Company has launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases over a three-year period. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of this global restructuring program ("Phase I"). The following tables summarize the significant costs recorded within special items for the three and nine months ended March 31, 2005 in connection with Phase I, and the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date.

                                                                Three Months Ended    Nine Months Ended
(in millions)                                                     March 31, 2005        March 31, 2005
-------------                                                   ------------------    -----------------
Global restructuring program costs:
     Pharmaceutical Distribution and Provider Services
          Employee-related costs (1)                                  $  1.4                $  2.6
          Facility exit and other costs (2)                              3.8                   6.0
                                                                      ------                ------
     Total Pharmaceutical Distribution and Provider Services             5.2                   8.6

     Medical Products and Services
          Employee-related costs (1)                                     0.5                  17.3
          Facility exit and other costs (2)                              3.9                   6.5
                                                                      ------                ------
     Total Medical Products and Services                                 4.4                  23.8

     Pharmaceutical Technologies and Services
          Employee-related costs (1)                                     1.8                   7.0
          Asset impairments (3)                                            -                  67.5
          Facility exit and other costs (2)                              0.5                   0.8
                                                                      ------                ------
     Total Pharmaceutical Technologies and Services                      2.3                  75.3

     Clinical Technologies and Services
          Employee-related costs (1)                                       -                   0.7
                                                                      ------                ------
     Total Clinical Technologies and Services                              -                   0.7

     Other
          Facility exit and other costs (2)                             11.2                  19.7
                                                                      ------                ------
     Total Other                                                        11.2                  19.7
                                                                      ------                ------
Total global restructuring program costs                              $ 23.1                $128.1
                                                                      ======                ======

(1) Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management's commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2) Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees, and costs associated with restructuring the Company's delivery of information technology infrastructure services.

(3) Asset impairments were recorded in connection with the Company's plan to sell two facilities and transfer business from a third facility, as described in more detail below.


                                                                                 Headcount Reduction
                                                             Expected       -----------------------------
                                                          Fiscal Year of                       As of
                                                          Completion (1)    Expected(2)    March 31, 2005
                                                          --------------    -----------    --------------
Global restructuring program:
     Pharmaceutical Distribution and Provider Services         2006               75              70
     Medical Products and Services                             2008            2,675             240
     Pharmaceutical Technologies and Services                  2007              810             330
     Clinical Technologies and Services                        2005               20              15
     Other                                                     2006                -               -
                                                                               -----             ---
Total global restructuring program                                             3,580             655
                                                                               =====             ===

(1)   Expected fiscal year in which the last project will be completed.

(2)   Represents projects that have been initiated as of March 31, 2005.

      The Company incurred costs of $5.2 million and $8.6 million, respectively, related to restructuring projects associated with Phase I initiated within the Pharmaceutical Distribution and Provider Services segment during the three and nine months ended March 31, 2005. The projects within this segment include the closing of two distribution centers and consolidating them into existing locations, the closing of multiple company-owned pharmacies within Medicine Shoppe International Inc., and the outsourcing of information technology functions.

      The Company incurred costs of $4.4 million and $23.8 million, respectively, related to restructuring projects associated with Phase I initiated within the Medical Products and Services segment during the three and nine months ended March 31, 2005. The projects within this segment include centralizing of management functions within the distribution business, transitioning to a customer needs-based sales representative model in the ambulatory care business, and improvements within the manufacturing business via consolidation or outsourcing of production from higher cost facilities to lower cost facilities.

      The Company incurred costs of $2.3 million and $75.3 million, respectively, related to restructuring projects associated with Phase I initiated within the Pharmaceutical Technologies and Services segment during the three and nine months ended March 31, 2005. The projects within this segment include planned reductions of headcount within existing operations and consolidation of overlapping operations. The costs for the nine months ended March 31, 2005 also include $67.5 million of asset impairment charges. Of the $67.5 million in asset impairments, the Company incurred costs of approximately $67.2 million during the nine months ended March 31, 2005 related to its plan to sell two facilities and transfer business from a third facility. The Company plans to sell a portion of the businesses housed in the two facilities to be sold and transfer the remaining portion of the businesses to other existing Company facilities. The Company expects to complete the sales no later than December 2005. The carrying amount of the asset groups being sold is $64.6 million, which includes $15.4 million of goodwill allocated in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." As the Company determined that the plan of sale criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met during the second quarter of fiscal 2005, the carrying value of the asset groups being sold was adjusted to $22.0 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $42.6 million associated with the two businesses during the second quarter of fiscal 2005. The Company also committed to a plan to transfer production from one of its Pharmaceutical Technologies and Services facilities to another existing Company facility in the second quarter of fiscal 2005. Production is expected to continue at the facility through fiscal 2007. The Company recorded an asset impairment of $24.6 million in the second quarter of fiscal 2005 based on an analysis of discounted cash flows in accordance with SFAS No. 144.

      The Company incurred costs of $0.7 million related to a restructuring project associated with Phase I initiated within the Clinical Technologies and Services segment during the nine months ended March 31, 2005. The costs were incurred in connection with a planned headcount reduction.

      During the three and nine months ended March 31, 2005, the Company incurred costs of $11.2 million and $19.7 million, respectively, related to restructuring projects associated with Phase I that impacted multiple segments. These costs related primarily to project consulting fees incurred as a result of design and implementation of the Company's overall restructuring plan and restructuring the Company's delivery of information technology infrastructure services.

      OTHER RESTRUCTURING PROGRAMS. Separate from the global restructuring program discussed above, during the three and nine months ended March 31, 2005, the Company incurred costs of $2.3 million and $5.0 million, respectively, to restructure operations (both domestically and internationally) within the Medical Products and Services segment, as compared to $1.8 million and $7.1 million, respectively, in the same periods of 2004. The Company incurred costs of $4.0 million during the nine months ended March 31, 2005 as compared to $2.2 million and $15.5 million, respectively, for the three and nine months ended March 31, 2004 to restructure operations (both domestically and internationally) within the Pharmaceutical Technologies and Services segment. Included in these costs for the three and nine months ended March 31, 2004, respectively, were $1.3 million and $12.2 million in asset impairments related to the Company's decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment. The restructuring plans within both segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally, and aligning operations in the most strategic and cost-efficient structure.

      In connection with implementing these restructuring plans, the Company incurred costs that included, but were not limited to, the following: (a) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management's commitment to the restructuring plan when a defined severance plan exists; and (b) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The earliest of these restructuring plans was initiated during fiscal 2001, with others being implemented throughout fiscal 2002, 2003 and 2004. Some of these restructuring plans were completed during fiscal 2003 and 2004, while other plans will be completed throughout fiscal 2005. Overall, these restructuring plans within the Medical Products and Services segment will result in the termination of approximately 2,200 employees, of whom approximately 2,125 had been terminated as of March 31, 2005. The restructuring plans within the Pharmaceutical Technologies and Services segment overall have resulted in the termination of approximately 1,000 employees, all of whom were terminated as of March 31, 2005.

      During the three and nine months ended March 31, 2005 the Company incurred costs of $0.4 million and $1.3 million, respectively, as compared to $0.9 million and $2.5 million, respectively, from the comparable periods of 2004 related to restructuring plans that impacted more than one segment. The costs incurred in fiscal 2005 relate to a plan to restructure the Company's delivery of information technology infrastructure services and restructuring activity within the Clinical Technologies and Services segment. The costs incurred in 2004 related to the plan to restructure the Company's delivery of information technology infrastructure services. The information technology infrastructure restructuring plan resulted in the termination of approximately 20 employees, all of whom were terminated as of March 31, 2005.

MERGER-RELATED COSTS

      Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and nine months ended March 31, 2005 were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "Alaris") and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as "Syncor"). The merger-related costs recognized during the three and nine months ended March 31, 2004 were primarily a result of the Syncor acquisition. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

                                            Three Months Ended    Nine Months Ended
                                                  March 31,           March 31,
                                            ------------------    -----------------
(in millions)                                2005        2004      2005       2004
-------------                               ------      ------    ------     ------
Merger-related costs:
  Employee-related costs                    $  4.6      $  1.4    $ 13.6     $  8.5
  Asset impairments and other exit costs       0.9         0.4       1.5        0.9
  Debt issuance cost write-off                   -           -       8.8          -
  Integration costs and other                  4.9         5.4      13.6       14.2
                                            ------      ------    ------     ------
Total merger-related costs                  $ 10.4      $  7.2    $ 37.5     $ 23.6
                                            ======      ======    ======     ======

      EMPLOYEE-RELATED COSTS. During the periods shown in the table above, the Company incurred employee-related costs associated with certain merger and acquisition transactions. For the three and nine months ended March 31, 2005, the Company incurred employee-related costs of $4.6 million and $13.6 million, respectively. The costs incurred in the three and nine months ended March 31, 2005 consisted primarily of severance and retention bonuses accrued over the service period as a result of the Alaris and Syncor acquisitions. For the three and nine months ended March 31, 2004, the employee-related costs of $1.4 million and $8.5 million, respectively, consisted primarily of severance and retention bonuses paid as a result of the Syncor acquisition.

      ASSET IMPAIRMENTS AND OTHER EXIT COSTS. During the three and nine months ended March 31, 2005, the Company incurred asset impairments and other exit costs of $0.9 million and $1.5 million, respectively, as compared to $0.4 million and $0.9 million, respectively, during the comparable periods in 2004. The asset impairment costs incurred during the three months ended March 31, 2005 related primarily to fixed asset disposals as a result of the Alaris acquisition. The asset impairment costs for the nine months ended March 31, 2005 related primarily to fixed asset disposals as a result of the Alaris acquisition and facility closures associated with the Syncor acquisition. The asset impairment costs incurred during the three and nine months ended March 31, 2004 related primarily to the integration of acquired companies into the Company's overall information technology system structure. Also, exit costs associated with plans to consolidate operations as a result of the Syncor acquisition were incurred during the three and nine months ended March 31, 2004.

      DEBT ISSUANCE COST WRITE-OFF. During the nine months ended March 31, 2005, the Company incurred charges of $8.8 million related to the write-off of debt issuance costs and other debt tender offer costs related to the Company's decision to retire certain Alaris debt instruments that carried higher interest rates than the Company's cost of debt. As a result, the Company retired such debt instruments in advance of their original maturity dates.

      INTEGRATION COSTS AND OTHER. The Company incurred integration and other costs during the three and nine months ended March 31, 2005 of $4.9 million and $13.6 million, respectively, as compared to $5.4 million and $14.2 million, respectively, during the comparable periods in 2004. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company's operations and systems into the Company's pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others. These costs were offset during the nine months ended March 31, 2004 by income of approximately $3.0 million related to two foreign currency hedges purchased in connection with the acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in this Form 10-Q as "Intercare") in December 2003. The Company paid premiums of approximately $1.1 million to purchase two hedges protecting against foreign currency fluctuations associated with the Intercare purchase price. These hedges settled during the nine months ended March 31, 2004, and resulted in a gain for the Company of approximately $4.1 million.

LITIGATION SETTLEMENTS, NET

      The following table summarizes the Company's net litigation settlements during the three and nine months ended March 31, 2005 and 2004.

                                                        Three Months Ended     Nine Months Ended
                                                             March 31,               March 31,
                                                       -------------------     -----------------
(in millions)                                            2005        2004        2005      2004
-------------                                          --------      -----     --------   ------
Litigation settlements, net:
  Vitamin litigation                                   $      -      (3.8)     $  (0.6)    (6.5)
  Pharmaceutical manufacturer antitrust litigation            -         -        (20.6)   (24.2)
                                                       --------      ----      -------    -----
Total litigation settlements, net                      $      -      (3.8)     $ (21.2)   (30.7)
                                                       ========      ====      =======    =====

      VITAMIN LITIGATION. During the nine months ended March 31, 2005 the Company recorded income of $0.6 million resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. During the three and nine months ended March 31, 2004, the Company recorded income of $3.8 million and $6.5 million, respectively, resulting from the recovery of such claims. The total recovery of such claims through March 31, 2005 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). The defendants have settled all claims with the Company related to this litigation.

      PHARMACEUTICAL MANUFACTURER ANTITRUST LITIGATION. During the nine months ended March 31, 2005, the Company recorded income of $20.6 million, as compared to income of $24.2 million for the comparable period ending March 31, 2004, related to settlement of pharmaceutical manufacturer antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of such claims through March 31, 2005 was $76.5 million (net of attorney fees, payments due to other interested parties and expenses withheld).

OTHER SPECIAL ITEMS

      During the three and nine months ended March 31, 2005 the Company incurred costs recorded within other special items totaling $7.1 million and $23.6 million, respectively. These costs primarily relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. For further information regarding these matters, see Note 1.

SPECIAL ITEMS ACCRUAL ROLLFORWARD

      The following table summarizes activity related to the liabilities associated with the Company's special items during the nine months ended March 31, 2005.

                              Nine Months Ended
(in millions)                   March 31, 2005
-------------                 -----------------
Balance at June 30, 2004           $  39.9
Additions  (1)                       199.5
Payments                            (175.6)
                                   -------

Balance at March 31, 2005          $  63.8
                                   =======

(1) Amount represents items that have been either expensed as incurred or accrued according to GAAP. These amounts do not include gross litigation settlement income of $21.2 million recorded as a special item during the nine months ended March 31, 2005.

PURCHASE ACCOUNTING ACCRUALS

      In connection with restructuring and integration plans related to the Intercare acquisition, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to the closing of certain facilities. As of March 31, 2005, the Company had paid $2.7 million of employee-related costs. No payments were made associated with the facility closures.

      In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of March 31, 2005, the Company had paid $13.6 million of employee related costs, $3.0 million associated with the facility closures and $0.8 million of other restructuring costs.

SUMMARY OF ESTIMATED FUTURE COSTS

      Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

      The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $196.1 million (approximately $128 million net of tax). These estimated costs are primarily associated with the first phase of the Company's previously-announced global restructuring program and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represent facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

6. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      The Company has two unsecured $750 million bank revolving credit facilities, which provide for an aggregate amount of $1.5 billion in borrowings. One of these facilities expires on March 24, 2008, and the other expires on March 23, 2009. At expiration, these revolving credit facilities can be extended upon mutual consent of the Company and the lending institutions. These revolving credit facilities exist largely to support issuances of commercial paper as well as other short-term borrowings. During the first quarter of fiscal 2005, the Company borrowed $500 million in aggregate on the revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company's commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million in the aggregate on the revolving credit facilities, with the proceeds being utilized primarily for the establishment of the National Logistics Center. During the second quarter of fiscal 2005, the Company repaid in full its $1.25 billion in borrowings in the aggregate under the revolving credit facilities due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory for the National Logistics Center. Also outstanding under these facilities at March 31, 2005 were $46.4 million of standby letters of credit issued on behalf of the Company.

      For additional information regarding notes payable and long-term obligations, see Note 6 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

7. SEGMENT INFORMATION

      The Company's operations are principally managed on a products and services basis and are comprised of four reportable business segments:
Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services (formed during the first quarter of fiscal 2005). Clinical Technologies and Services includes Alaris, the Company's businesses formerly within the Automation and Information Services segment and the Company's Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. In June 2004, the Company acquired approximately 98.7% of Alaris' outstanding common stock, and in July 2004, Alaris merged with a subsidiary of the Company to complete the transaction. Also during the first quarter of fiscal 2005, the Company transferred its Specialty Pharmaceutical Distribution business, previously included within the Pharmaceutical Distribution and Provider Services segment, to the Medical Products and Services segment. These transfers were effected to better align business operations with the current management and reporting structure. Prior period financial results were adjusted to reflect these changes.

      The Pharmaceutical Distribution and Provider Services segment distributes a broad line of pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. Through the acquisition of Intercare, this segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. This segment also provides support services complementing its distribution activities. In addition, this segment operates and franchises apothecary-style retail pharmacies.

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

      The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through the development and manufacture of proprietary drug delivery systems including softgel capsules, controlled release forms, Zydis(R) fast dissolving wafers and advanced sterile delivery technologies. This segment also provides comprehensive packaging, radiopharmaceutical manufacturing, pharmaceutical development and analytical science expertise and scientific and regulatory consulting, as well as medical education, marketing and contract sales services. It also manufactures and markets generic injectible pharmaceutical products for sale to hospitals in the United Kingdom and provides manufacturing services for oral potent drugs and sterile dose forms in Europe.

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

      The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special items and impairment charges are not allocated to the segments. See Note 5 above for further discussion of the Company's special items and Note 11 below for additional information regarding impairment charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The following tables include revenue and operating earnings for the three and nine months ended March 31, 2005 and 2004 for each segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

                                                       For the Three Months Ended     For the Nine Months Ended
                                                                 March 31,                    March 31,
                                                       --------------------------     -------------------------
(in millions)                                            2005             2004          2005             2004
-------------                                          ---------        ---------     ---------        --------
Revenue:
  Pharmaceutical Distribution and Provider Services    $15,607.6        $13,176.7     $45,068.0        $38,768.6
  Medical Products and Services                          2,472.6          2,303.8       7,292.5          6,738.4
  Pharmaceutical Technologies and Services (1)             728.5            709.8       2,193.9          2,064.3
  Clinical Technologies and Services (2) (3)               522.4            395.1       1,593.3          1,126.3
  Corporate (4)                                           (228.1)          (193.6)       (694.1)          (566.8)
                                                       ---------        ---------     ---------        ---------
Total revenue                                          $19,103.0        $16,391.8     $55,453.6        $48,130.8
                                                       =========        =========     =========        =========

                                                       For the Three Months Ended     For the Nine Months Ended
                                                                 March 31,                     March 31,
                                                       --------------------------     -------------------------
(in millions)                                            2005              2004         2005             2004
-------------                                          --------          --------     --------         --------
Operating earnings:
  Pharmaceutical Distribution and Provider Services    $  344.1          $  319.8     $  720.8          $  784.5
  Medical Products and Services                           199.5             193.1        507.7             524.0
  Pharmaceutical Technologies and Services (1)             82.4             113.9        252.1             333.7
  Clinical Technologies and Services (2) (3)               65.3              86.5        187.2             250.0
  Corporate (5)                                          (107.1)            (46.5)      (405.1)           (130.5)
                                                       --------          --------     --------          --------
Total operating earnings                               $  584.2          $  666.8     $1,262.7          $1,761.7
                                                       ========          ========     ========          ========

      The following table includes total assets at March 31, 2005 and June 30, 2004 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

                                                       At March 31,    At June 30,
(in millions)                                              2005           2004
-------------                                          ------------    -----------
Assets:
  Pharmaceutical Distribution and Provider Services     $  9,489.5      $  8,512.2
  Medical Products and Services                            4,064.2         3,829.6
  Pharmaceutical Technologies and Services                 4,353.8         4,389.3
  Clinical Technologies and Services                       3,670.5         3,647.7
  Corporate (6)                                              560.5           990.3
                                                        ----------      ----------

Total assets                                            $ 22,138.5      $ 21,369.1
                                                        ==========      ==========

(1) Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment changed its basis for measuring the impact of translating foreign subsidiaries' operating results into U.S. dollars. Historically since 2000, this segment's revenues and operating earnings were not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. The impact of foreign exchange rate allocations on the Pharmaceutical Technologies and Services segment's revenue for the three and nine months ended March 31, 2004 was a negative $7.6 million and a positive $8.9 million, respectively. The positive impact on operating earnings for the three and nine months ended March 31, 2004 was $0.8 million and $9.0 million, respectively.

(2) Effective the first quarter of fiscal 2005, the Pyxis products business did not receive an allocation adjustment from Corporate for the estimated interest income related to the sale of certain lease portfolios. In fiscal 2004, the Pyxis products business sold portions of its leased asset portfolio, and the proceeds were transferred to Corporate for general corporate purposes. The Pyxis products business received an allocation from Corporate in fiscal 2004 related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. The positive impact of estimated interest income related to the sale of portions of the lease portfolios on both the Pyxis products business' revenue and operating earnings for the three and nine months ended March 31, 2004 was $6.0 million and $15.3 million, respectively.

(3) As discussed above, the Clinical Technologies and Services segment was formed during the first quarter of fiscal 2005 and includes Alaris, the Company's businesses formerly within the Automation and Information Services segment and the Company's Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. The prior period financial results have been adjusted to reflect these changes.

(4) Corporate revenue primarily consists of the elimination of intersegment revenues.

(5) Corporate operating earnings include special items of $43.3 million and $8.3 million, respectively, in the three-month periods ended March 31, 2005 and 2004, and $178.3 million and $18.0 million, respectively, for the nine-month periods ended March 31, 2005 and 2004. See Note 5 for further discussion of the Company's special items. In addition, corporate operating earnings include $16.2 million and $103.0 million, respectively, of operating asset impairments and gains and losses from the sale of operating and corporate assets during the three and nine months ended March 31, 2005. In the comparable periods of 2004, corporate operating earnings include gains of approximately $0.6 million and $7.0 million, respectively. See Note 11 for further discussion of the Company's impairment charges. Corporate operating earnings also include unallocated corporate administrative expenses and investment spending.

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

      Since the inception of this litigation, Baxter/Allegiance have been sued by 872 plaintiffs in 834 lawsuits (excluding derivative claims filed by family members). During fiscal 2002, Allegiance began settling some of these lawsuits with greater frequency. As of March 31, 2005, Allegiance had resolved nearly all of these cases and had only 16 cases remaining. About 20% of the lawsuits that have been resolved were concluded without any liability to Baxter/Allegiance. Of all the cases Allegiance has agreed to settle with the plaintiffs, the settlement amounts have averaged approximately $42,000 per case, for an aggregate amount of approximately $28 million. Allegiance believes it is probable that it will incur additional legal fees related to the resolution of the remaining cases.

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

Derivative Actions

      On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to (a) renegotiate or terminate the Company's proposed acquisition of Syncor, and (b) determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On April 14, 2005, the Court stayed the action for a period of six months. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company's Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the "Cardinal Health Franklin County derivative actions"). These cases include: Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company's Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney's fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were consolidated. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions have been stayed. None of the defendants has responded to the complaints yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health

      Since July 2, 2004, ten purported class action complaints have been filed by purported purchasers of the Company's securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Cardinal Health federal securities actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener
v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company's securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company's financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. in 2001 and Syncor in 2003. The alleged misstatements relate to the Company's accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company's Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company's stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the

 Company, certain current and former officers and employees and the Company's external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants.

      Since July 2, 2004, 14 purported class action complaints have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (collectively referred to as the "Cardinal Health ERISA actions"). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), and Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan and the Syncor Employees' Savings and Stock Ownership Plan (the "Syncor ESSOP," and together with the Cardinal Health Profit Sharing, Retirement and Savings Plan, the "Plans"), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA"), generally asserting that the defendants failed to make full disclosure of the risks to the Plans' participants of investing in the Company's stock, to the detriment of the Plans' participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans' participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney's fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company's Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants.

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

Shareholder/ERISA Litigation against Syncor

      Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the "Syncor federal securities actions"). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int'l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int'l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int'l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int'l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int'l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int'l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int'l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int'l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int'l Corp., et al., CV 02-9621 CAS
(CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int'l Corp., et al., CV 02-9640 RMT
(AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int'l Corp., et al., CV 03-52 LGB
(RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former

Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants' Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court's July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and the lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has 30 days to file an appeal.

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

Other Matters

      In addition to the legal proceedings disclosed above, the Company also becomes involved from time to time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with future and prior acquisitions. The Company intends to vigorously defend itself against this other litigation and does not currently believe that the outcome of this other litigation will have a material adverse effect on the Company's financial position, liquidity or results of operations.

      See also the discussion of the SEC investigation, U.S. Attorney inquiry, Audit Committee internal review and separate Board committee internal review in
Note 1.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the nine months ended March 31, 2005 were as follows:

                                            Pharmaceutical    Medical
                                             Distribution    Products    Pharmaceutical       Clinical
                                             and Provider       and     Technologies and    Technologies
(in millions)                                  Services      Services     Services (1)     and Services (2)     Total
-------------                               --------------   --------   ----------------   ----------------   --------
Balance at June 30, 2004 (3)                   $  211.0      $  677.2       $1,843.6           $1,587.5       $4,319.3
Goodwill acquired - net of purchase price
  adjustments, foreign currency
  translation adjustments and other                12.0           7.6          100.2              (16.6)         103.2
Impairment charges (4)                                -             -          (15.4)                 -          (15.4)
Goodwill related to the divestiture/
  closure of businesses (5)                           -             -           (7.3)                 -           (7.3)
Transfer (6)                                      (60.1)            -              -               60.1              -
                                               --------      --------       --------           --------       --------
Balance at March 31, 2005                      $  162.9      $  684.8       $1,921.1           $1,631.0       $4,399.8
                                               ========      ========       ========           ========       ========

(1) The increase within the Pharmaceutical Technologies and Services segment primarily relates to an acquisition within its Nuclear Pharmacy Services business resulting in a goodwill allocation of $63.8 million. The remaining amounts represent goodwill acquired from other immaterial acquisitions,purchase price adjustments and foreign currency translation adjustments.

(2) The decrease within the Clinical Technologies and Services segment primarily relates to the reclassification of goodwill to intangibles within the Alaris business of $19.3 million.

(3) The June 30, 2004 balances for the Automation and Information Services segment and Alaris were combined under Clinical Technologies and Services.

(4) These impairment charges relate to the Pharmaceutical Development and Oral Technologies businesses within the Pharmaceutical Technologies and Services segment. See Note 5 above for additional information regarding these impairment charges.

(5) This goodwill decrease relates to the sale of the Radiation Management Services business within the Pharmaceutical Technologies and Services segment during the second quarter. See Note 12 below for additional information regarding this sale of business.

(6) During the first quarter of fiscal 2005, the Company transferred its Clinical Services and Consulting business, previously reported within the Pharmaceutical Distribution and Provider Services segment, to its Clinical Technologies and Services segment to better align business operations. This transfer resulted in approximately $60.1 million of goodwill being reclassed between the segments.

      The allocation of the purchase price related to the Alaris acquisition and certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

      Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30 and March 31, 2005 was as follows:

                                           Gross      Accumulated       Net
(in millions)                            Intangible   Amortization   Intangible
-------------                            ----------   ------------   ----------
June 30, 2004
     Unamortized intangibles
       Trademarks and patents             $  183.9      $    0.4      $  183.5
                                          --------      --------      --------
     Total unamortized intangibles        $  183.9      $    0.4      $  183.5

     Amortized intangibles
       Trademarks and patents             $  162.0      $   23.0      $  139.0
       Non-compete agreements                 32.0          24.8           7.2
       Customer relationships                231.4           6.8         224.6
       Other                                  82.4          17.2          65.2
                                          --------      --------      --------
     Total unamortized intangibles        $  507.8      $   71.8      $  436.0
                                          --------      --------      --------
        Total intangibles                 $  691.7      $   72.2      $  619.5
                                          --------      --------      --------

March 31, 2005
     Unamortized intangibles
       Trademarks and patents             $  184.6      $    0.4      $  184.2
                                          --------      --------      --------
     Total unamortized intangibles        $  184.6      $    0.4      $  184.2

     Amortized intangibles
         Trademarks and patents           $  168.8      $   34.5      $  134.3
         Non-compete agreements               31.4          25.6           5.8
         Customer relationships              237.5          27.8         209.7
         Other                                87.2          22.8          64.4
                                          --------      --------      --------
     Total unamortized intangibles        $  524.9      $  110.7      $  414.2
                                          --------      --------      --------
        Total intangibles                 $  709.5      $  111.1      $  598.4
                                          --------      --------      --------

      There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and nine months ended March 31, 2005 was $13.4 million and $40.2 million, respectively, and $4.3 million and $9.0 million, respectively, during the comparable periods of 2004.

      Amortization expense for each of the next five fiscal years is estimated to be:

                       -----   -----   -----   -----   -----
(in millions)           2005    2006    2007    2008    2009
-------------          -----   -----   -----   -----   -----
Amortization expense   $55.0   $53.0   $51.6   $47.2   $45.0

10. GUARANTEES

      The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2005, the maximum amount the Company could be required to reimburse was $396.0 million. Certain of these leases qualified as capital lease obligations, and accordingly, the Company recorded approximately $81.1 million of property and equipment offset by long-term liabilities on its balance sheet at March 31, 2005. Based upon current market information obtained from a third party valuation expert, the Company believes that the payment obligation under certain leases would exceed the proceeds from the sale of related properties and equipment. Therefore, the Company recorded approximately $1.6 million and $9.9 million, respectively, of impairment charges during the three and nine months ended March 31, 2005. See Note 11 below for additional information regarding impairment charges. In accordance with FASB Interpretation No. 45, the Company has a liability of $4.0 million recorded as of March 31, 2005 related to these agreements.

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

11. IMPAIRMENT CHARGES AND OTHER

      The Company classifies certain asset impairments related to restructurings in special items, which is included in operating earnings within the consolidated statements of earnings. Asset impairments not eligible to be classified as special items and gains and losses from the sale of assets were historically classified in "interest expense and other" within the consolidated statements of earnings. Significant asset impairments were incurred during the nine months ended March 31, 2005 and should continue to be incurred in the future due to the Company's global restructuring program and ongoing strategic planning efforts. Effective the second quarter of fiscal 2005, the Company presented asset impairments and gains and losses not eligible to be classified as special items within "impairment charges and other" within the consolidated statements of earnings. These asset impairment charges were included within the Corporate segment's results. Prior period financial results were reclassified to conform to this change in presentation.

      For the three and nine months ended March 31, 2005, the Company incurred charges of $16.2 million and $103.0 million, respectively, as compared to gains of $0.6 million and $7.0 million, respectively, for the comparable periods of 2004. With respect to the more significant asset impairments recorded during the three months ended March 31, 2005, the Company incurred approximately $7.2 million of asset impairments within its Corporate segment relating to a decision to write-off internally developed software. The Company also recognized a $5.4 million asset impairment to record machinery and equipment at its net realizable value as it met the held for sale criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") within the Pharmaceutical Technology and Services segment. With respect to the more significant asset impairments recorded during the nine months ended March 31, 2005, the Company incurred approximately $75.0 million of asset impairments within its Pharmaceutical Technologies and Services segment. These asset impairments relate primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144 as a result of strategic business decisions made during the second quarter of fiscal 2005. Also during the nine months ended March 31, 2005, the Company incurred asset impairments of approximately $9.9 million related to operating lease agreements for certain real estate and equipment used in the operations of the Company. The Company also recorded a $5.2 million asset impairment during the nine months ended March 31, 2005 on an aircraft within its Corporate entity which met all criteria to be classified as held for sale during the second quarter of fiscal 2005. The asset impairment recognized reduced the cost of the aircraft to its fair market value based upon quoted market prices of similar assets. The Company subsequently sold the aircraft during the third quarter of fiscal 2005 and no significant gain or loss was recognized. For the comparable period of 2004, the Company recorded a net gain of approximately $8.7 million related to the sale of a non-strategic business within the Pharmaceutical Technologies and Services segment. This gain was offset by other insignificant asset impairments and losses recognized during the nine months ended March 31, 2004.

12. DISCONTINUED OPERATIONS

      In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company continued with these plans and added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net assets and results of operations of these businesses are presented as discontinued operations. The Company sold substantially all of the remaining discontinued operations prior to the end of the third quarter of fiscal 2005. The net liabilities at March 31, 2005 and net assets at June 30, 2004 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

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

      The results of discontinued operations for the three and nine months ended March 31, 2005 and 2004 are summarized as follows:

                                                     Three                  Nine
                                                  Months Ended          Months Ended
                                                    March 31,             March 31,
                                               ------------------    ------------------
(in millions)                                    2005       2004       2005       2004
-------------                                  -------    -------    -------    -------
Revenue                                        $   0.7    $  20.3    $   4.4    $  71.2
Gain from sale of business unit                      -          -       18.7          -

Earnings/(loss) before income taxes               (3.1)      (1.4)       6.3      (12.5)
Income tax benefit/(expense)                       1.2        0.6       (2.5)       4.8
                                               -------    -------    -------    -------
Earnings/(loss) from discontinued operations   $  (1.9)   $  (0.8)   $   3.8    $  (7.7)
                                               =======    =======    =======    =======

      There was no interest expense allocated to discontinued operations for the three or nine months ended March 31, 2005, as a note assumed in connection with the Syncor acquisition was paid off in the fourth quarter of fiscal 2004. Interest expense allocated to discontinued operations for the three and nine months ended March 31, 2004 was $0.1 million and $0.2 million, respectively. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

      At March 31, 2005 and June 30, 2004, the major components of assets and liabilities of the discontinued operations were as follows:

                              March 31,   June 30,
                              ---------   --------
(in millions)                   2005        2004
-------------                 ---------   --------
Current assets                 $ 15.4      $ 21.2
Property and equipment, net       9.8        22.0
Other assets                      3.0        17.2
                               ------      ------
  Total assets                 $ 28.2      $ 60.4
                               ======      ======

Current liabilities            $ 29.0      $ 30.9
Long term debt and other         15.6        24.2
                               ------      ------
  Total liabilities            $ 44.6      $ 55.1
                               ======      ======

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

14. OFF-BALANCE SHEET TRANSACTIONS

      Cardinal Health Funding, LLC ("CHF") was organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, accordingly, is not included in the Company's consolidated financial statements.

      At March 31, 2005, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2005, the capacity under the committed receivables sales facility program was increased from $500 million to $800 million. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company sold $500 million of receivables under this committed receivables sales facility program during the first quarter of fiscal 2005. The Company sold an additional $300 million under this program during the second quarter of fiscal 2005. In the third quarter of fiscal 2005, the Company repurchased and subsequently sold $133.8 million of receivables under this program. After these sales, the Company had sold in the aggregate $800 million under the program, all of which remained outstanding at March 31, 2005. The Company also provided a secured interest in the existing receivables of $375.1 million at March 31, 2005, as required under this program. At June 30, 2004, there were no outstanding receivables or subordinated interests related to this facility.

      For additional information regarding off-balance sheet arrangements, see
Note 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K.

15. EMPLOYEE RETIREMENT BENEFIT PLANS

      Components of the Company's net periodic benefit costs for the three and nine months ended March 31, 2005 and 2004, were as follows:

                                           Three Months Ended    Nine Months Ended
                                                 March 31,            March 31,
                                           -------------------   -----------------
(in millions)                                2005       2004       2005      2004
-------------                              -------    --------   -------   -------
Components of net periodic benefit cost:
    Service cost                           $   0.4    $   0.4    $   1.1   $   1.2
    Interest cost                              2.6        2.2        7.8       6.6
    Expected return on plan assets            (1.8)      (1.3)      (5.3)     (4.0)
    Net amortization and other (1)             0.6        0.6        1.8       1.8
                                           -------    -------    -------   -------
Net periodic benefit costs                 $   1.8    $   1.9    $   5.4   $   5.6
                                           =======    =======    =======   =======

(1) Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.

      The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

16. SUBSEQUENT EVENTS

      Subsequent to March 31, 2005, the Company repurchased $250.0 million of receivables under its committed receivables sales facility program. See Note 14 above for further information regarding this facility.

      Also subsequent to March 31, 2005, the Company decided to close the pharmaceutical manufacturing facility in Humacao, Puerto Rico as part of its global restructuring program. These operations, which are within the Company's Pharmaceutical Technologies and Services segment, have underperformed relative to company expectations, due in part to continued regulatory issues at the facility. The Company is working with customers in an effort to transition projects to other Company manufacturing sites. The decision does not affect the Company's other operations in Puerto Rico or at other locations worldwide. At this time, the Company is unable to estimate the expected costs related to exiting these operations.

      Also subsequent to March 31, 2005, the Company decided to exit its pharmaceutical trading operations within its Pharmaceutical Distribution and Provider Services segment. At this time, the Company estimates the expected costs related to exiting these operations to range between $2 and $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company's condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004, and for the condensed consolidated statements of earnings for the three- and nine-month periods ended March 31, 2005 and 2004. This discussion and analysis should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K").

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

      Portions of this Form 10-Q (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2004 Form 10-K (including in the section titled "Risk Factors That May Affect Future Results" within "Item 1: Business") and are incorporated in this Form 10-Q by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

      The following summarizes the Company's results of operations for the three and nine months ended March 31, 2005.

                                                Three Months Ended                    Nine Months Ended
                                                     March 31,                             March 31,
                                        ----------------------------------   ----------------------------------
(in millions, except per Common Share
amounts)                                Growth (1)      2005        2004     Growth (1)      2005        2004
-------------------------------------   ----------   ---------   ---------   ----------   ---------   ---------
Revenue                                     17%      $19,103.0   $16,391.8       15%      $55,453.6   $48,130.8
Operating earnings                         (12%)     $   584.2   $   666.8      (28%)     $ 1,262.7   $ 1,761.7
Earnings from continuing operations        (15%)     $   367.6   $   430.1      (30%)     $   789.2   $ 1,127.2
Net earnings                               (15%)     $   365.7   $   429.3      (27%)     $   793.0   $ 1,081.0
Diluted earnings per Common Share          (14%)     $    0.84   $    0.98      (26%)     $    1.82   $    2.45

(1) Growth is calculated as the change (increase or decrease) for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004.

      The results of operations during the three and nine months ended March 31, 2005 reflect the breadth of products and services the Company offers and the increasing demand for the Company's diverse portfolio of products and services, which led to revenue growth in each of the Company's four segments. The Company continues to experience strong demand from health care providers for the Company to provide integrated solutions. These integrated solutions include products and services from multiple lines of businesses within the Company, and currently represent approximately $7 billion of annual sales.

      The Company has four reportable segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services. See Note 7 of "Notes to Condensed Consolidated Financial Statements" for a discussion of changes to business segments during fiscal 2005.

      As previously reported, the Company's Pharmaceutical Distribution business is in the midst of a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from branded pharmaceutical manufacturers was based on each manufacturer's unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived through the Company's ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each branded pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on predictable pharmaceutical pricing practices. Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including the provision of data concerning product sales and distribution patterns. The Company believes these changes have been made to provide greater visibility to branded pharmaceutical manufacturers over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. Nevertheless, the impact of these changes has significantly reduced the compensation received by the Company from branded pharmaceutical manufacturers. In addition, since the fourth quarter of fiscal 2004, the frequency and amount of product price increases from branded pharmaceutical manufacturers have become less predictable. As a result of these actions by branded pharmaceutical manufacturers, the Company concluded it was no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.

      In response to the developments discussed above, the Company has established a compensation system that is significantly less dependent on manufacturers' sales or pricing practices, and is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer's products. To that end, the Company is working with individual branded pharmaceutical manufacturers to define fee-for-service terms that will adequately compensate the Company, in light of each product's unique distribution requirements, for the logistical, capital and administrative services being provided by the Company. During the third quarter, the Company continued to make progress in reaching new distribution services agreements with branded pharmaceutical manufacturers. To date, agreements have been reached with pharmaceutical manufacturers to convert more than half of the Company's projected branded vendor margin for fiscal 2006 to sources which are not contingent on the manufacturers' selling and pricing practices, as discussed above.

      Revenue and operating earnings within the Pyxis products business of the Clinical Technologies and Services segment declined significantly during the three and nine months ended March 31, 2005. The decline was a result of the following: a lengthened sales and installation cycle; the delayed introduction of Pyxis MedStation(R) 3000, the next generation of Pyxis' medication management system; and increased competition within the industry. The Company believes these adverse conditions will impact the Pyxis products business' in the short-term; however, the Company remains confident in the long-term prospects for this business due to the expected efficiencies from the formation of the Clinical Technologies and Services segment, the greater efficiency to be realized from new installation processes and continuing customer demand for products and services focusing on patient safety.

      Operating earnings within the Company's Pharmaceutical Technologies and Services segment declined during the three and nine months ended March 31, 2005. The decline was a result of the following: continued delays in opening new facilities and from existing facilities operating below planned capacity within the Biotechnology and Sterile Life Sciences business and lower demand for medical communication services within the Healthcare Marketing Services business. These adverse conditions were partially offset by the strength of certain softgel products, ongoing productivity improvements at the Biotechnology and Sterile Life Sciences manufacturing facility in Albuquerque, New Mexico and the release of branded pharmaceuticals using the Company's Zydis(R) quick dissolve formulation.

Global Restructuring Program

      As previously announced, the Company has launched a global restructuring program with the goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be completed over a three-year period and to improve operating earnings in fiscal 2005 and beyond and position the Company for future growth. The plan is expected to improve operating earnings by $125 million for fiscal 2005 and by $200 million for fiscal 2006.

      The Company expects the program to be implemented in two phases. The first phase of the program will focus on business consolidations and process improvements, including rationalizing approximately 25 of the Company's facilities worldwide, reducing the Company's approximately 58,000 global workforce by approximately 4,200 employees, and rationalizing and discontinuing overlapping and under-performing product lines. The Company expects the second phase of the program will focus on longer term integration activities that will help generate future revenue growth and create greater productivity. The second phase of the program remains subject to approval by the Company's Board of Directors, and at this time, the Company is unable to estimate the expected costs for the second phase. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of the program. See Notes 5 and 11 of "Notes to Condensed Consolidated Financial Statements" for discussion of the restructuring costs incurred by the Company during the three and nine months ended March 31, 2005 related to the first phase of the global restructuring program.

Government Investigations and Board Committee Internal Reviews

      The Company is currently the subject of a formal investigation by the Securities and Exchange Commission (the "SEC") relating to certain accounting matters and the Company has learned that the U.S. Attorney for the Southern District of New York has commenced an inquiry with respect to the Company. The Company's Audit Committee also is conducting its own internal review, assisted by independent counsel, which internal review is ongoing. In addition, a Board committee, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for the matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers, which internal review is also ongoing. For further information regarding these matters, see Note 1 to "Notes to Condensed Consolidated Financial Statements." For information on other government investigations, see "Part II, Item 1: Legal Proceedings."

RESULTS OF OPERATIONS

Revenue

                                              Three Months Ended                  Nine Months Ended
                                                   March 31,                          March 31,
                                           --------------------------        --------------------------
                                                        Percent of                        Percent of
                                                      Company Revenue                   Company Revenue
                                           --------------------------        --------------------------
                                           Growth (1)   2005    2004         Growth (1)   2005    2004
                                           ----------   ----    ----         ----------   ----    ----
Pharmaceutical Distribution and Provider
  Services                                     18%       80%     80%            16%        80%     80%
Medical Products and Services                   7%       13%     14%             8%        13%     14%
Pharmaceutical Technologies and Services        3%        4%      4%             6%         4%      4%
Clinical Technologies and Services             32%        3%      2%            41%         3%      2%

Total Company                                  17%      100%    100%            15%       100%    100%

(1) Growth is calculated as the change (increase or decrease) in the revenue for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004.

      Revenue for the three and nine months ended March 31, 2005 increased 17% and 15%, respectively, compared to the same periods in the prior year. These increases resulted from the following: a higher sales volume across each of the Company's segments; revenue growth from existing customers; the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company's diverse offerings; the addition of new products; and the year-over-year impact of acquisitions.

      The Pharmaceutical Distribution and Provider Services revenue growth of 18% and 16%, respectively, for the three and nine months ended March 31, 2005 resulted from strong sales to customers within this segment's core Pharmaceutical Distribution business. The most significant growth was in "Bulk Revenue" (defined below), which increased approximately 41% and 32%, respectively, during the three and nine months ended March 31, 2005. See the Bulk Revenue discussion below for further details. In addition, annualized pharmaceutical price increases of approximately 6.6% and 4.6%, respectively, during the three and nine months ended March 31, 2005 contributed to the growth in this segment. However, the rate of price increases was lower than the rate experienced over the prior fiscal year.

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

      The Pharmaceutical Distribution and Provider Services segment reports transactions with the following characteristics as "Bulk Revenue": (a) deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products; (b) delivery of products to the customer in the same bulk form as the products are received from the manufacturer; (c) warehouse to customer warehouse or process center deliveries; or (d) deliveries to customers in large or high volume full case quantities. Bulk Revenue for the three months ended March 31, 2005 and 2004 was $6.2 billion and $4.4 billion, respectively, and for the nine months ended March 31, 2005 and 2004 was $17.5 billion and $13.3 billion, respectively. The increase in Bulk Revenue primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers purchasing from the Company rather than directly from the manufacturer.

      The Medical Products and Services revenue growth of 7% and 8%, respectively, during the three and nine months ended March 31, 2005 resulted primarily from increased volume from existing customers, new contracts signed during fiscal 2004 within the medical-surgical distribution business, strong international growth, especially in Canada and Europe, and increased revenue from the specialty distribution business. The growth in the medical-surgical distribution business was within the hospital supply and ambulatory care customer segments and the growth within the specialty distribution business resulted from increased revenues from the business' largest customer and growth of the existing customer base. This segment's revenue growth was adversely affected by slower growth in the distribution of self-manufactured products, and the loss of certain business from customers within a group purchasing organization ("GPO").

      The Pharmaceutical Technologies and Services segment's revenue growth of 3% and 6%, respectively, during the three and nine months ended March 31, 2005 resulted primarily from strong demand for certain softgel products and the impact of foreign exchange rates. Revenue for the three and nine months ended March 31, 2005 increased by approximately 2% as a result of the impact of foreign exchange rates. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 1 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for additional discussion as it relates to fiscal 2004 constant rate adjustment). The segment's growth was adversely affected by continued regulatory issues impacting production at certain Biotechnology and Sterile Life Sciences facilities, primarily the Humacao, Puerto Rico facility, and lower demand for medical communication services within the Healthcare Marketing Services business.

      The Clinical Technologies and Services revenue growth of 32% and 41%, respectively, during the three and nine months ended March 31, 2005 resulted primarily from the impact of the acquisition of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as "Alaris") and strong revenue growth within the Clinical Services and Consulting business offset by revenue declines within the Pyxis products business. Excluding the impact of the Alaris acquisition, revenue declined approximately 8% and 1%, respectively, during the three and nine months ended March 31, 2005. Alaris' results of operations are not included in the prior period amounts. The Pyxis products business experienced decreased revenue of approximately 29% and 24%, respectively, during the three and nine months ended March 31, 2005 due to the following: a lengthened sales and installation cycle; the delayed introduction of Pyxis MedStation(R) 3000, the next generation of Pyxis' medication management system; and increased competition within the industry. The Company believes these adverse conditions will impact the Pyxis products business' in the short-term; however, the Company remains confident in the long-term prospects for this business due to the expected efficiencies from the formation of the Clinical Technologies and Services segment, the greater efficiency to be realized from new installation processes and continuing customer demand for products and services focusing on patient safety.

      In fiscal 2004, the Pyxis products business sold portions of its leased asset portfolio at the direction of Corporate. The proceeds were transferred to Corporate, and the Pyxis products business subsequently received a $6.0 million and $15.3 million allocation, respectively, from Corporate during the three and nine months ended March 31, 2004 related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. Effective the first quarter of fiscal 2005, the Pyxis products business did not receive this Corporate allocation. See footnote 2 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for further details.

Operating Earnings

                                                 Three Months Ended                          Nine Months Ended
                                                      March 31,                                   March 31,
                                           ------------------------------             ------------------------------
                                                       Percent of Company                         Percent of Company
                                                       Operating Earnings                         Operating Earnings
                                           ------------------------------             ------------------------------
                                           Growth (1)    2005       2004              Growth (1)    2005       2004
                                           ----------    ----       ----              ----------    ----       ----
Pharmaceutical Distribution and Provider
  Services                                      8%        50%        45%                  (8%)        43%        41%
Medical Products and Services                   3%        29%        27%                  (3%)        31%        28%
Pharmaceutical Technologies and Services      (28%)       12%        16%                 (24%)        15%        18%
Clinical Technologies and Services            (25%)        9%        12%                 (25%)        11%        13%

Total Company (2)                             (12%)      100%       100%                 (28%)       100%       100%

(1) Growth is calculated as the change (increase or decrease) in the operating earnings for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004.

(2) The Company's overall operating earnings decrease of 12% and 28%, respectively, during the three and nine months ended March 31, 2005 includes the effect of special items and impairment charges. Special items and impairment charges are not allocated to the segments. See Notes 5 and 11 in "Notes to Condensed Consolidated Financial Statements" for further information regarding the Company's special items and impairment charges.

      Total Company operating earnings for the three months ended March 31, 2005 decreased 12% compared to the same period in the prior year. The overall decrease resulted from continued regulatory issues that are adversely affecting manufacturing efficiencies within the Pharmaceutical Technologies and Services segment and a lengthened sales and installation cycle, new product launch delays and increased competition within the Pyxis products business in the Clinical Technologies and Services segment as described above in the "Overview" section.

      The decrease in total Company operating earnings for the nine months ended March 31, 2005 of 28% resulted from declining operating earnings in each of the Company's segments. The Company's gross margins were dampened primarily by the following: (a) reduced vendor margins within the Pharmaceutical Distribution business driven primarily by changes in branded pharmaceutical manufacturers' sales and pricing practices (see the "Overview" section for further discussion) and competitive pricing; (b) increased mix of lower-margin distribution business, competitive pricing and increased raw material and fuel costs within the Medical Products and Services segment; (c) continued regulatory issues adversely affecting manufacturing efficiencies within the Pharmaceutical Technologies and Services segment; and (d) a lengthened sales and installation cycle, new product launch delays and increased competition within the Pyxis products business in the Clinical Technologies and Services segment.

      Total Company operating earnings were also adversely affected by the unfavorable impact related to special items of $43.3 million and $178.3 million, respectively, during the three and nine months ended March 31, 2005. The increased costs were associated with the Company's global restructuring program, the SEC investigation and

Audit Committee internal review and the integration of certain acquisitions and were partially offset by settlements received in antitrust litigation (see Note 5 of "Notes to Condensed Consolidated Financial Statements" for additional information). In addition, the Company recorded $16.2 million and $103.0 million, respectively, for asset impairments during the three and nine months ended March 31, 2005 compared to gains of $0.6 million and $7.0 million, respectively, in the comparable periods in the prior year (see Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information).

      The Pharmaceutical Distribution and Provider Services operating earnings increased 8% during the three months ended March 31, 2005 primarily as a result of the segments revenue growth of 18% during the same time, improvements within generic pharmaceutical margins, stabilizing selling margins and continued expense control. Operating earnings grew at a slower rate than revenue during the three months ended March 31, 2005 due to the impact of the ongoing business model transition and the revenue growth within the lower margin bulk revenue classification. In addition, operating earnings were adversely impacted during the third quarter of fiscal 2005 by approximately $7.2 million as a result of inventory rationalization of certain health and beauty care products and a $5.2 million increase in vendor estimation reserves.

      The operating earnings decline of 8% during the nine months ended March 31, 2005 resulted primarily from reduced vendor margins resulting from changes in branded pharmaceutical manufacturers' sales and pricing practices, as discussed above in the "Overview" section. As discussed above, branded pharmaceutical manufacturers changed their sales practices by restricting product available for purchase by pharmaceutical wholesalers. In addition, branded pharmaceutical manufacturers' product pricing practices have become less predictable, as the frequency of price increases has slowed and the amounts have decreased versus historical levels. For the nine months ended March 31, 2005, annualized pharmaceutical price increases were approximately 4.6% compared to 6.9% during the nine months ended March 31, 2004. The Company is working with individual branded pharmaceutical manufacturers to define fee-for-service terms that adequately compensate the Company based on the services being provided to such manufacturers. During the third quarter, the Company continued to make progress in reaching new distribution service agreements with branded pharmaceutical manufacturers. To date, agreements have been reached to convert more than half of the Company's projected branded vendor margin for fiscal 2006 to non-contingent sources.

      The Medical Products and Services segment's operating earnings increased 3% during the three months ended March 31, 2005 primarily as a result of the segments revenue growth of 7% during the same time period, manufacturing efficiencies and expense control related to the Company's global restructuring program. Operating earnings grew at a slower rate than revenue during the three months ended March 31, 2005 due to the same issues noted in the nine month analysis that follows, other than the latex litigation charge. Operating earnings declined 3% during the nine months ended March 31, 2005 primarily due to pricing pressures related to self-manufactured products, increased raw material and fuel costs, an increased mix of lower margin distributed products, and competitive pricing on a large GPO contract. Operating earnings for the nine months ended March 31, 2005 were also adversely impacted by a $16.4 million charge for latex litigation as more fully described within Note 8 of "Notes to Condensed Consolidated Financial Statements."

      The Pharmaceutical Technologies and Services segment's operating earnings decrease of 28% and 24%, respectively, during the three and nine months ended March 31, 2005 primarily relate to the continued delays in opening new facilities and from existing facilities operating below planned capacity within the Company's Biotechnology and Sterile Life Sciences business. In addition, the operating margins in this segment's Healthcare Marketing Services business continued to be adversely affected by lower demand for medical communication services. The operating earnings declines were partially offset by the strength of certain softgel products, ongoing productivity improvements at the Biotechnology and Sterile Life Sciences manufacturing facility in Albuquerque, New Mexico and the release of branded pharmaceuticals using the Company's Zydis(R) quick dissolve formulation. The impact of foreign exchange rates on operating earnings growth rates above, for the three and nine months ended March 31, 2005 was less than 1%. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 1 to the table in Note 7 of "Notes to Condensed Consolidated Financial Statements" for additional discussion as it relates to the fiscal 2004 constant rate adjustment).

      The Clinical Technologies and Services segment's operating earnings decreases of 25% during the three and nine months ended March 31, 2005 resulted primarily from decreased operating earnings within the Pyxis products business that were not offset by the acquisition benefit from the Alaris transaction. The Pyxis products business' performance was impacted by decreased revenues of 29% and 24%, respectively, for the three and nine months ended March 31, 2005 and lower unit margins due to adverse year-over-year sales mix and more aggressive price discounting in the market place. The Pyxis products business was also adversely impacted by the positive segment allocation adjustments recorded during the three and nine months ended March 31, 2004 of $6.0 million and $15.3 million, respectively, for the estimated interest income that the business would have earned from assets sold as part of the leased asset portfolio sales (which proceeds from such sales were returned to Corporate for general corporate requirements). Excluding the impact of the Alaris acquisition, operating earnings would have decreased 57% and 48%, respectively, for the three and nine months ended March 31, 2005. The results of operations from this acquisition are not included in the prior period amounts.

Impairment Charges and Other

      See Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding "impairment charges and other."

Special Items

                                Three Months Ended   Nine Months Ended
                                     March 31,           March 31,
                               ------------------   -----------------
(in millions)                     2005       2004      2005      2004
-------------                   --------   -------   --------  -------
  Restructuring costs           $   25.8   $   4.9   $  138.4  $  25.1
  Merger-related costs              10.4       7.2       37.5     23.6
  Litigation settlements, net          -      (3.8)     (21.2)   (30.7)
  Other special items                7.1         -       23.6        -
                                --------   -------   --------  -------
Total special items             $   43.3   $   8.3   $  178.3  $  18.0
                                ========   =======   ========  =======

      See Note 5 of "Notes to Condensed Consolidated Financial Statements" for detail of the Company's special items during the three and nine months ended March 31, 2005 and 2004.

Interest Expense and Other

      "Interest expense and other" increased $12.6 million and $13.0 million, respectively, during the three and nine months ended March 31, 2005 compared to the same periods in the prior fiscal year. The increases resulted primarily from increased interest expense of $18.1 million and $37.8 million, respectively, due to increased borrowing rates and levels. The $37.8 million increase in interest expense during the nine months ended March 31, 2005 was partially offset by the Company recording the minority interest impact of approximately $15.7 million for certain impairment charges within the Oral Technologies business within the Pharmaceutical Technologies and Services segment. These impairment charges were recorded within "impairment charges and other" on the consolidated statements of earnings during the second quarter of fiscal 2005. See Note 11 of "Notes to Condensed Consolidated Financial Statements" for additional information regarding "impairment charges and other."

Provision for Income Taxes

      The Company's provision for income taxes relative to earnings before income taxes and discontinued operations was 32.3% and 32.4%, respectively, for the three and nine months ended March 31, 2005, as compared to 32.7% and 32.9%, respectively, for the three and nine months ended March 31, 2004. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company's business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

      The following table summarizes the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004.

                                Nine Months Ended
                                    March 31,
                              ---------------------
(in millions)                    2005        2004
-------------                 ---------   ---------
Cash provided by/(used in):
    Operating activities      $ 2,050.9   $ 1,335.4
    Investing activities      $  (503.3)  $  (819.8)
    Financing activities      $(1,094.1)  $(1,712.4)

      OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended March 31, 2005 totaled $2.1 billion, an increase of $715.5 million when compared to the same period a year ago. The increase was primarily the result of the sale of $800 million of receivables during the nine months ended March 31, 2005 under the Company's committed receivables sales facility program. See Note 14 of "Notes to Condensed Consolidated Financial Statements" for information regarding this program. Overall, the operating cash flow benefits were adversely affected by a $338.0 million decrease in earnings from continuing operations. A significant portion of this earnings from continuing operations decrease was due to non-cash asset impairments of approximately $172.9 million.

      INVESTING ACTIVITIES. Cash used in investing activities primarily represents the Company's use of cash to complete acquisitions. During the nine months ended March 31, 2005, the majority of the cash used in investing activities related to costs associated with the acquisition of Alaris and an acquisition within the Nuclear Pharmacy Services business. The majority of the cash used in investing activities during the nine months ended March 31, 2004 was related to costs associated with the acquisitions of Intercare and Medicap Pharmacies, Inc. During the nine months ended March 31, 2005, the Company received approximately $39.5 million related to the sale of discontinued operations. See Note 12 of "Notes to Condensed Consolidated Financial Statements" for information on the Company's discontinued operations.

      FINANCING ACTIVITIES. The Company's financing activities utilized cash of $1.1 billion and $1.7 billion, respectively, during the nine months ended March 31, 2005 and 2004. Cash used in financing activities during the nine months ended March 31, 2005 primarily reflects the Company's decisions to retire the Company's commercial paper and certain debt assumed in the Alaris acquisition and repurchase its Common Shares. During the third quarter of fiscal 2005, the Company utilized $228.5 million to repurchase its Common Shares. During the nine months ended March 31, 2004, the Company repurchased approximately $1.5 billion of its Common Shares.

International Cash

      The Company's cash balance of approximately $1.5 billion as of March 31, 2005 includes $496.8 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

      In December 2004, the Company announced that its Board of Directors authorized the purchase of up to $500 million of its Common Shares as management deems appropriate. The Company began repurchasing shares in the third quarter of fiscal 2005 under this program. During the third quarter of fiscal 2005, the Company purchased approximately $241.9 million of its Common Shares. See Note 3 of "Notes to Condensed Consolidated Financial Statements" and the table under "Part II, Item 2" for more information regarding these repurchases.

Capital Resources

      In addition to cash, the Company's sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities. During the first quarter of fiscal 2005, the Company borrowed $500 million in aggregate on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company's commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business' National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million in the aggregate on the revolving credit facilities, with the proceeds utilized primarily for the establishment of the National Logistics Center. The Company fully repaid the $1.25 billion in outstanding aggregate balances under its bank revolving credit facilities during the second quarter of fiscal 2005 due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory for the National Logistics Center.

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

      The Company's capital resources are more fully described in "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K. See also Notes 6 and 14 in "Notes to Condensed Consolidated Financial Statements."

      The Company believes that it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations and current and projected debt service requirements, including those related to business combinations.

Debt Covenants

      The Company's various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of March 31, 2005, the Company was in compliance with this covenant.

      The Company's preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of March 31, 2005, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders, or extinguish the securities without causing an event of default.

Contractual Obligations

      There have been no material changes, outside of the ordinary course of business, in the Company's outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

      During the first quarter of fiscal 2005, the Company sold $500 million of receivables under its committed receivables sales facility program. During the second quarter of fiscal 2005, the Company sold an additional $300 million of receivables under this program. In the third quarter of fiscal 2005, the Company repurchased and subsequently sold $133.8 million of receivables under this program. In the aggregate, $800 million in receivables had been sold under this program as of March 31, 2005. Subsequent to March 31, 2005, the Company repurchased approximately $250.0 million of receivables under its committed receivables sales facility program. See Notes 14 and 16 in "Notes to Condensed Consolidated Financial Statements" of this Form 10-Q and Note 10 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K for more information regarding these and other off-balance sheet arrangements.

OTHER

      See Note 2 in "Notes to Condensed Consolidated Financial Statements" for a discussion of recent financial accounting standards.

RECENT DEVELOPMENTS

      Following the end of the third quarter, the Company decided to close the pharmaceutical manufacturing facility in Humacao, Puerto Rico as part of its global restructuring program. These operations, which are within the Company's Pharmaceutical Technologies and Services Segment, have underperformed relative to company expectations, due in part to continued regulatory issues at the facility. The Company is working with customers in an effort to transition projects to other Company manufacturing sites. The decision does not affect the Company's other operations in Puerto Rico or at other locations worldwide. At this time, the Company is unable to estimate the expected costs related to exiting these operations.

      Also following the end of the third quarter, one of the Company's subsidiaries received a subpoena from the Attorney General's Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on the secondary market within the wholesale pharmaceutical industry and that the Company is one of multiple parties that have received such a subpoena. The Company intends to be responsive to the New York Attorney General's Office in its investigation. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company's business.

      Also following the end of the third quarter, the Company decided to exit its pharmaceutical trading operations within its Pharmaceutical Distribution and Provider Services segment. At this time, the Company estimates the expected costs related to exiting these operations to range between $2 and $3 million.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2004 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

      The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation, which has taken into account conclusions reached to date in connection with the internal review conducted by the Audit Committee of the Company's Board of Directors, has allowed the Company's principal executive officer and principal financial officer to make conclusions, as set forth below, regarding the state of the Company's disclosure controls and procedures. As noted below, material weaknesses have been identified in the Company's internal controls.

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

      Based on the evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005, subject to the matters described in this Item 4, the Company's principal executive officer and principal financial officer have concluded that, although progress has been made and further corrective actions have been implemented during the quarter to the Company's controls, as identified above, the Company will not be in a position to adequately and thoroughly assess whether the identified weaknesses have been resolved until the Company conducts its fiscal-year-end processes and reviews. The Company continues to take corrective actions with respect to the Company's disclosure controls and procedures. As such, the Company's principal executive officer and principal financial officer were unable to conclude that the material weaknesses described above were corrected as of March 31, 2005, and as such, such officers were unable to conclude that the Company's disclosure controls and procedures were effective as of March 31, 2005. Therefore, the Company's principal executive officer and principal financial officer have concluded that their prior determinations as of September 30, 2004 and December 31, 2004 that material weaknesses exist and that the Company's disclosure controls and procedures were not effective continues to apply as of March 31, 2005. Other than the enhancements identified in Item 9a and Note 1 of "Notes to Consolidated Financial Statements" in the 2004 Form 10-K and discussed above, which enhancements the Company is in the process of implementing, there were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company believes, and its principal executive officer and principal financial officer have concluded, that the implementation in fiscal 2005 of the improvements and enhancements described above, once implemented, should be sufficient to provide for adequate and effective disclosure controls and procedures.

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

Antitrust Litigation against Pharmaceutical Manufacturers

      During the past five years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer's brand name drug. The Company has not been a name plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through March 31, 2005 were $76.5 million. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.

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

      On May 6, 2004, the Company was notified that the pending SEC informal inquiry had been converted into a formal investigation. On June 21, 2004, as part of the SEC's formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company's Pharmaceutical Distribution business as either "Operating Revenue" or "Bulk Deliveries to Customer Warehouses and Other." The Company has learned that the U.S. Attorney's Office for the Southern District of New York has commenced an inquiry that the Company understands relates to this same subject. On October 12, 2004, in connection with the SEC's formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas the Company had previously received from the SEC.

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

      Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and has taken disciplinary actions with respect to the Company's employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is an ongoing separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in four business segments. None of the Company's current corporate executive officers (who are identified at www.cardinal.com) were the subject of disciplinary action by the Audit Committee. In connection with the determinations made by the Audit Committee, Gary S. Jensen, the Company's controller, resigned, which resignation was effective on February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, with the exception of conclusions concerning the responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers which are being addressed by a separate committee of the Board.

      As the Company continues to respond to the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee's internal review, there can be no assurance that additional restatements will not be required, that the historical financial statements included in the 2004 Form 10-K, the Forms 10-Q for the periods ended September 30, 2004 and December 31, 2004, or this Form 10-Q will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, the SEC's investigation, the U.S. Attorney's inquiry and the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may impact the Company's financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the periods ended September 30, 2004 and December 31, 2004, and this Form 10-Q.

      In connection with the SEC's formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for matters relating to the Company's accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee's internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. The Company is responding to the separate Board committee internal review and providing all information required.

      The conclusions of the Audit Committee's internal review to date with respect to financial statement matters are set forth in Notes 1 and 2 of "Notes to the Consolidated Financial Statements" included in the 2004 Form 10-K and additional information is set forth in Note 1 of "Notes to Condensed Consolidated Financial Statements" to this Form 10-Q.

      The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate Board committee internal review remain ongoing. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate Board committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

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

New York Attorney General Investigation

      In April 2005, one of the Company's subsidiaries received a subpoena from the Attorney General's Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on the secondary market within the wholesale pharmaceutical industry and that the Company is one of multiple parties that have received such a subpoena. The Company intends to be responsive to the New York Attorney General's Office in its investigation. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company's business.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2005:

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                     Total Number of
                                                    Shares Purchased    Approximate Dollar
                     Total Number                      as Part of      Value of Shares that
                      of Shares    Average Price   Publicly Announced  May Yet Be Purchased
Period                Purchased    Paid per Share      Program (1)      Under the Program
-------------------  ------------  --------------  ------------------  --------------------
January 1-31, 2005         207(2)     $ 54.32                  -          $            -
February 1-28, 2005  3,226,250(3)       57.75          3,225,000             313,687,650
March 1-31, 2005       996,000          55.80            996,000             258,085,992
                     ---------        -------          ---------          --------------
Total                4,222,457        $ 57.29          4,221,000          $  258,085,992
                     =========        =======          =========          ==============

(1) The Company repurchased approximately 4.2 million Common Shares pursuant to a $500 million share repurchase program publicly announced on December 13, 2004 (the "Program"). The average price paid per Common Share under the Program was $57.29. The Program will expire when the entire $500 million in aggregate amount of Common Shares has been repurchased.

(2) Reflects Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

(3) Reflects Common Shares purchased pursuant to the Program and 1,250 Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

ITEM 5: OTHER INFORMATION

      On April 13, 2005, the Executive Committee of the Board of Directors of the Company, acting on behalf of the Board of Directors, appointed Jeffrey W. Henderson as the Company's Executive Vice President and, effective May 15, 2005, the Company's Chief Financial Officer. Mr. Henderson joined the Company on April 18, 2005 as Executive Vice President, and will assume the duties of, and will be designated as, the Chief Financial Officer effective as of May 15, 2005. The Company's current Chief Financial Officer on an interim basis, J. Michael Losh, will continue to serve as Chief Financial Officer through May 15th after which date, Mr. Losh will no longer be an executive officer of the Company but will continue to serve as a director of the Company. Also effective May 15, 2005, the Board of Directors will designate Mr. Henderson as principal accounting officer of the Company, replacing Mr. Losh in that designation. Mr. Henderson's biographical information and a description of the material terms of Mr. Henderson's compensatory arrangements with the Company are incorporated by reference from the Form 8-K report filed by the Company on April 15, 2005.

      In addition, effective April 22, 2005, Brendan A. Ford, the Company's current Executive Vice President - Corporate Development, was appointed as the Company's Interim General Counsel and Secretary, replacing Paul S. Williams, who has resigned from the Company to become a managing director of a legal recruiting firm. Mr. Ford is also continuing in his duties as Executive Vice President - Corporate Development.

ITEM 6: EXHIBITS

Exhibit
Number   Exhibit Description
-------  -------------------
10.01    Form of Nonqualified Stock Option Agreement under the Amended and
         Restated Equity Incentive Plan, as amended, for cliff vesting and manual signature

10.02    Form of Nonqualified Stock Option Agreement under the Amended and
         Restated Equity Incentive Plan, as amended, for cliff vesting and electronic signature

10.03    Form of Nonqualified Stock Option Agreement under the Amended and
         Restated Equity Incentive Plan, as amended, for staggered vesting and manual signature

10.04    Form of Nonqualified Stock Option Agreement under the Amended and
         Restated Equity Incentive Plan, as amended, for staggered vesting and electronic signature

10.05    Form of Restricted Share Units Agreement under the Amended and Restated
         Equity Incentive Plan, as amended, for cliff vesting

10.06    Form of Restricted Share Units Agreement under the Amended and Restated
         Equity Incentive Plan, as amended, for staggered vesting

10.07    Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation

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

99.01    Statement Regarding Forward-Looking Information(1)

99.02    Employee Stock Purchase Plan, as amended

  (1) Included as an exhibit to the Company's Form 10-Q filed February 9, 2005 (File No. 1-11373) and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARDINAL HEALTH, INC.

Date: May 9, 2005                          /s/ Robert D. Walter
                                           --------------------
                                           Robert D. Walter
                                           Chairman and Chief Executive Officer

                                           /s/ J. Michael Losh
                                           -------------------
                                           J. Michael Losh
                                           Chief Financial Officer