Form 10-K
period 2005-06-30
CARDINAL HEALTH INC
filed 2005-09-12
CIK 721371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11373
CARDINAL HEALTH, INC.
(Exact name of Registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0958666 (I.R.S. Employer Identification No.)

7000 CARDINAL PLACE, DUBLIN, OHIO (Address of principal executive offices)	43017 (Zip Code)
(614) 757-5000
Registrant’s telephone number, including area code
Securities Registered Pursuant to Section 12(b) of the Act:

COMMON SHARES (WITHOUT PAR VALUE) (Title of Class)	NEW YORK STOCK EXCHANGE (Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act: None.
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2004, based on the closing price on December 31, 2004, was approximately $24,836,921,934.
     The number of Registrant’s Common Shares outstanding as of September 9, 2005, was as follows: Common Shares, without par value: 426,835,457.
Documents Incorporated by Reference:
     Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM		PAGE

	Important Information Regarding Forward-Looking Statements	3

	PART I

1.	Business	3

2.	Properties	20

3.	Legal Proceedings	20

4.	Submission of Matters to a Vote of Security Holders	28

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

6.	Selected Financial Data	31

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

7a.	Quantitative and Qualitative Disclosures About Market Risk	51

8.	Financial Statements and Supplementary Data	52

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	112

9a.	Controls and Procedures	112

9b.	Other Information	116

	PART III

10.	Directors and Executive Officers of the Registrant	116

11.	Executive Compensation	116

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116

13.	Certain Relationships and Related Transactions	118

14.	Principal Accounting Fees and Services	118

	PART IV

15.	Exhibits and Financial Statement Schedules	119

	Signatures	125
EX-4.07
EX-10.13
EX-10.16
EX-10.19
EX-10.21
EX-10.23
EX-10.27
EX-10.36
EX-10.52
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01
EX-99.02
EX-99.03

Important Information Regarding Forward-Looking Statements
     Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, Part II, Item 7 of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in the section titled “Risk Factors That May Affect Future Results” within “Item 1: Business”) and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1: Business
General
     Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company that owns operating subsidiaries conducting business as Cardinal Health. The Company is a leading provider of products and services supporting the health care industry, and helping health care providers and manufacturers improve the efficiency and quality of health care. As used in this report, the terms the “Registrant” and the “Company” refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2005 (the end of the Company’s fiscal year).
     The description of the Company’s business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Accounting Investigations Update
     The following is a summary of the previously reported governmental and internal investigations regarding the Company and related matters. This summary updates the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) and in its Quarterly Reports for fiscal 2005. The 2004 Form 10-K reflected certain conclusions reached by the Company’s Audit Committee and restated and reclassified the Company’s consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004. As discussed more fully below and as previously reported, settlement discussions have recently commenced with the Securities and Exchange Commission (the “SEC”) regarding resolution of its investigation with respect to the Company, and the Company has recorded a reserve of $25 million for fiscal 2005 in respect of the SEC investigation.
     As previously reported, in October 2003, the SEC initiated an informal inquiry regarding the Company. The SEC’s initial request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. In connection with the SEC’s informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC’s formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas the Company had previously received from the SEC. The Company continues to respond to the SEC’s investigation and the Audit Committee’s internal review and provide all information required.

     During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. These conclusions regarding certain items that impact revenue and earnings related to four primary areas of focus: (1) classification of sales to customer warehouses between “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” within the Company’s Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company’s practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company’s former Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that had been identified in the internal review. These conclusions were detailed in Notes 1 and 2 of “Notes to Consolidated Financial Statements” included in the 2004 Form 10-K.
     In connection with the Audit Committee’s conclusions with respect to findings from its internal review, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements, which were reflected in the 2004 Form 10-K. Revenue previously disclosed separately as “Bulk Deliveries to Customer Warehouses and Others” was aggregated with “Operating Revenue” resulting in combined “Revenue” being reported in the financial statements. In addition, the Company changed its accounting method for recognizing income from cash discounts. The Company also reduced its fourth quarter fiscal 2004 results of operations for premature revenue recognition within its former Automation and Information Services segment after assessing the impact this segment’s sales practice had on the Company’s results of operations for the three year period ended June 30, 2004. Lastly, the Company restated its consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 as a result of various misapplications of generally accepted accounting principles (“GAAP”) and errors relating primarily to balance sheet reserve and accrual adjustments recorded in prior periods. As a result, the Company supplemented its historical disclosures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Form 10-K to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Form 10-K were adjusted to reflect these changes. More information with respect to the prior conclusions of the Audit Committee’s internal review and the impact of the reclassification and restatement adjustments on the reporting periods discussed in this Form 10-K is set forth in Notes 1 and 2 of “Notes to Consolidated Financial Statements.”
     Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and in January 2005 took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is a separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. None of the Company’s current corporate executive officers (who are identified under the heading “Executive Officers of the Company” following Item 4 of this Form 10-K) were the subject of disciplinary action by the Audit Committee. In connection with the determinations made by the Audit Committee, the Company’s former controller resigned effective February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers has been addressed by a separate committee of the Board. The Audit Committee internal review is substantially complete.
     In connection with the SEC’s formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, separately initiated an internal review to assign responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee’s internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period in which cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. In August 2005, the separate Board committee reached certain conclusions with respect to findings from its internal review and determined that no additional disciplinary actions were required beyond the disciplinary actions already taken by the Audit Committee, as described above. The separate Board committee internal review is substantially complete.
     Settlement discussions have recently commenced with the SEC regarding resolution of its investigation with respect to the Company. While these discussions are ongoing, there can be no assurance that the Company’s efforts to resolve the investigation with respect to the Company will be successful, and the Company cannot predict the timing or outcome of these matters or the terms of any such resolution. As a result of the initiation of these discussions, the Company recorded a reserve of $25 million for its fiscal year ended June 30, 2005 in respect of the SEC investigation. Unless and until the SEC investigation is resolved, there can be no assurance that the amount reserved by the Company for this investigation will be sufficient and that a larger amount will not be required. Therefore, this reserve will be reviewed on a quarterly basis and adjusted to the extent that the Company determines it is necessary.
     The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate Board committee internal review remain ongoing, although the Audit Committee internal review and the separate Board committee internal review are substantially complete. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate Board committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.
     In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, or this Form 10-K will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. As the SEC’s investigation, the U.S. Attorney’s inquiry and the Audit Committee’s internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, and this Form 10-K.
     In connection with the Audit Committee’s internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company’s ongoing efforts to improve its internal control processes and corporate governance. These measures include the following:
•	appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience;

•	creating an Office of Chief Ethics and Compliance Officer (“CECO”) and appointing a CECO to help ensure that the Company is following best practices with respect to regulatory and compliance matters;

•	appointing a new Chief Accounting Officer and Controller, who is primarily responsible for keeping the Company apprised of contemporary accounting issues;

•	appointing a new Treasurer;

•	enhancing the Company’s internal audit function by increasing the number of internal audit staff and recruiting additional seasoned audit professionals;

•	adopting additional governance processes relating to operation of the Company’s Disclosure Committee and increasing the membership on the Committee;

•	developing written procedures for, among other items, reviewing unusual financial statement adjustments and allocating costs to the Company’s segments;

•	adopting process improvements concerning the Company’s financial statement close process;

•	adopting policy, procedure and oversight improvements concerning the timing of revenue recognition within the Company’s Pyxis products business (as more fully discussed in Note 1 in “Notes to Consolidated Financial Statements”);

•	developing systems enhancements to enable automated verifications of installed Pyxis automatic dispensing equipment at customer locations;

•	adopting process improvements for establishing and adjusting reserves;

•	adopting improved accounting and reporting controls for complex vendor and customer relationships;

•	developing additional training programs for the Company’s finance and accounting personnel;

•	developing enhanced educational programs for personnel at all levels in ethics, corporate compliance, disclosure, procedures for anonymous reporting of concerns and mechanisms for enforcing Company policies; and

•	implementing an enhanced certification process from the Company’s finance, accounting and operations personnel in connection with the financial statement close process, which enhancements are, in part, intended to ensure operating decisions are based on appropriate business considerations.
     The control enhancements discussed above are intended to improve the Company’s control procedures and address the issues resulting in the material weaknesses identified by the Company’s independent auditor in fiscal 2004. See Item 9a of this Form 10-K for a more detailed discussion of the Company’s controls and procedures.

Business Segments
     The Company’s operations are organized into four reporting segments. They are Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services.
  Pharmaceutical Distribution and Provider Services
     Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other health care products. The Company’s Pharmaceutical Distribution business is one of the country’s leading wholesale distributors of pharmaceutical and related health care products to independent and chain drug stores, hospitals, alternate care centers and the pharmacy departments of supermarkets and mass merchandisers located throughout the United States. Through the acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in this Form 10-K as “Intercare”) in fiscal 2004, this segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. As a full-service wholesale distributor, the Pharmaceutical Distribution business complements its distribution activities by offering a broad range of support services to assist its customers and suppliers in maintaining and improving the efficiency and quality of their services. These support services include: online procurement, fulfillment and information provided through cardinalhealth.com; computerized order entry and order confirmation systems; generic sourcing programs; product movement and management reports; consultation on store operations and merchandising; and customer training. The Company’s proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs and monitor their purchases.
     Through this segment, the Company also provides certain services to pharmaceutical manufacturers in connection with new distribution service agreements entered into during fiscal 2005. In addition to the base distribution services, these services generally include inventory management services, data/reporting services, new product launch support and deduction management services.
     Through this segment, the Company also operates a pharmaceutical repackaging and distribution program for independent and chain drug store customers as well as mail order customers. In addition, through this segment the Company also is a franchisor of apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. (“Medicine Shoppe”) and Medicap Pharmacies Incorporated (“Medicap”) franchise systems.
     During the fourth quarter of fiscal 2005, the Company made a business decision to exit its branded pharmaceutical trading operations within this segment. These operations represented less than 1% of the Company’s fiscal 2005 Pharmaceutical Distribution revenue.
  Medical Products and Services
     Through its Medical Products and Services segment, the Company provides medical products and cost-saving services to hospitals and other health care providers. The Company offers a broad range of medical and laboratory products, representing approximately 2,000 suppliers in addition to its own line of surgical and respiratory therapy products to hospitals and other health care providers. The Company also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, exam and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, special procedure products and other products. This segment also assists its customers in reducing costs while helping to improve the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinalhealth.com, supply-chain management and instrument repair. Through this segment, the Company also distributes oncology, therapeutic plasma and other specialty pharmaceutical and biotechnology products to hospitals, clinics and other managed-care facilities.
  Pharmaceutical Technologies and Services
     Through its Pharmaceutical Technologies and Services segment, the Company provides a broad range of technologies and services through facilities located in North America, Latin America, Europe and Asia Pacific to the pharmaceutical, life sciences and consumer health industries. This segment’s Oral Technologies business provides proprietary drug delivery technologies, including softgel capsules, controlled release forms and Zydis® fast dissolving wafers, and manufacturing for nearly all traditional oral dosage forms. The Biotechnology and Sterile Life Sciences business provides advanced aseptic blow/fill/seal technology, drug lyophilization and manufacturing for nearly all sterile dose forms, such as vials and prefilled syringes, as well as biologic development and regulatory consulting services. The Packaging Services business provides pharmaceutical packaging services, folding cartons, inserts and labels, with proprietary expertise in child-resistant and unit dose/compliance package design. The Pharmaceutical Development business provides drug discovery, development and analytical science services. The Healthcare Marketing Services business provides medical education, marketing and contract sales services, along with product logistics management. The Nuclear Pharmacy Services business operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. Through this segment, the Company also manufactures and markets generic injectible pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom.
  Clinical Technologies and Services
     Through its Clinical Technologies and Services segment, the Company provides products and services to hospitals and other health care providers that focus on patient safety. Through the acquisition of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-K as “Alaris”) in fiscal 2004, this segment designs, develops and markets intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment. Through its Pyxis products business, this segment develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities. In addition, through its Clinical Services and Consulting business, this segment provides services to the health care industry through integrated pharmacy management, temporary pharmacy staffing and the gathering and recording of clinical information for review, analysis and interpretation.
     For information on comparative segment revenue, profits and related financial information, see Note 18 of “Notes to Consolidated Financial Statements.”
Available Information
     This Annual Report on Form 10-K as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available on the Company’s website (www.cardinalhealth.com, under the “Investors—SEC filings” captions) after the Company electronically files such materials with, or furnishes them to, the SEC. Required filings by the Company’s officers and directors and certain third parties with respect to transactions and holdings in Company shares are also made available on the Company’s website, as are proxy statements for the Company’s shareholder meetings. These filings also may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
     Information relating to corporate governance at Cardinal Health, including the Company’s Corporate Governance Guidelines and its Ethics Guide, which applies to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all directors, is available on the Company’s website (www.cardinalhealth.com, under the “Investors” caption). Information about the Company’s Board of Directors and Board Committees, including Committee charters, also is available on the Company’s website (www.cardinalhealth.com, under the “Investors” caption). This information also is available in print (free of charge) to any shareholder who requests it from the Company’s Investor Relations department.

Acquisitions and Divestitures
     Since June 30, 2000, the Company has completed the following business combinations:

				Consideration Paid
				(amounts in millions)
						Stock Options
Date	Company	Location	Line of Business	Shares		Converted (1)	Cash

8/16/2000	Bergen Brunswig Medical Corporation	Orange, California	Distributor of medical, surgical and laboratory supplies to doctors’ offices, long-term care and nursing centers, hospitals and other providers of care	—		—	$181

2/14/2001	Bindley Western Industries, Inc.	Indianapolis, Indiana	Wholesale distributor of pharmaceuticals and provider of nuclear pharmacy services	23.1		5.1	—

4/15/2002	Magellan Laboratories, Inc.	Research Triangle Park, North Carolina	Pharmaceutical contract development organization providing analytical and development services to pharmaceutical and biotechnological industries	—		—	$221	(2)

6/26/2002	Boron, LePore & Associates, Inc.	Wayne, New Jersey	Full-service provider of strategic medical education solutions to the health care industry	—		1.0	$189

1/1/2003	Syncor International Corporation	Woodland Hills, California	Leading provider of nuclear pharmacy services	12.5	(5)	3.0	—

12/16/2003	The Intercare Group, plc	United Kingdom	Contract services manufacturer and distributor for pharmaceutical companies	—		—	$570	(3)

6/28/2004	ALARIS Medical Systems, Inc.	San Diego, California	Provider of intravenous medication safety products and services	—		0.6	$2,080	(4)

*	All share references in the above table are adjusted to reflect all stock splits and stock dividends since the time of the applicable acquisitions.

(1)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company’s Common Shares. This column represents the number of the Company’s Common Shares subject to such converted stock options immediately following conversion giving effect to interim stock splits.

(2)	Purchase price is before consideration of any tax benefits associated with the transaction.

(3)	This includes the assumption of approximately $150 million in debt.

(4)	This includes the assumption of approximately $358 million in debt.

(5)	In addition, the Company assumed approximately $120 million in debt.
     The Company has also completed a number of smaller acquisitions (asset purchases, stock purchases and mergers) during the last five fiscal years, including acquisitions of Rexam Cartons Inc., International Processing Corporation, American Threshold Industries, Inc., SP Pharmaceuticals, L.L.C., Medicap, Snowden Pencer Holdings, Inc. and Geodax Technology, Inc (“Geodax”). The Company has also completed the divestiture of certain operations of the medical imaging business of Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-K as “Syncor”) since acquiring Syncor in fiscal 2003.
     The Company evaluates possible candidates for merger or acquisition and intends to take advantage of opportunities to expand its operations and services across all reporting segments from time to time as appropriate. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities. In addition, the Company evaluates from time to time as appropriate its portfolio of businesses to identify any non-core businesses for possible divestiture. For additional information concerning certain of the transactions described above, see Notes 4, 17 and 22 of “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers and Suppliers
     The Company’s largest customers, CVS Corporation (“CVS”) and Walgreen Co. (“Walgreens”), accounted for approximately 21% and 10%, respectively, of the Company’s revenue (by dollar volume) for fiscal 2005. All of the Company’s business with CVS and Walgreens is included in its Pharmaceutical Distribution and Provider Services segment. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 37% of the Company’s revenue (by dollar volume) for fiscal 2005. The Company could be adversely affected if the business of these customers was lost.
     In addition, certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) that act as purchasing agents that negotiate vendor contracts on behalf of their members. Approximately 15% of the Company’s revenue for fiscal 2005 was derived from GPO members through the contractual arrangements established with Novation, LLC (“Novation”) and Premier Purchasing Partners, L.P. (“Premier”), the Company’s two largest GPO relationships in terms of member revenue. Generally, compliance by GPO members with GPO vendor selections is voluntary. As such, the Company believes the loss of any of the Company’s agreements with a GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company’s operating results. See Note 13 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s concentrations of credit risk and major customers.
     The Company obtains its products from many different suppliers, the largest of which, Pfizer Inc., accounted for approximately 13% (by dollar volume) of the Company’s revenue in fiscal 2005. The Company’s five largest suppliers combined accounted for approximately 42% (by dollar volume) of the Company’s revenue during fiscal 2005. Overall, the Company believes that its relationships with its suppliers are good. New distribution service agreements recently entered into between the Company and certain branded pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. Such agreements generally cannot be terminated unless mutually agreed to by the parties, a breach of the agreement occurs that is not cured, or in the event of an involuntary bankruptcy filing. The loss of certain suppliers could adversely affect the Company’s business if alternative sources of supply were unavailable at reasonable rates.
     The Company’s Pharmaceutical Distribution business is in a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from branded pharmaceutical manufacturers was based on each manufacturer’s unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived from the Company’s ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each branded pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on predictable pharmaceutical pricing practices.
     Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that the manufacturers sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes have significantly reduced the compensation received by the Company from branded pharmaceutical manufacturers. As a result of these actions by branded pharmaceutical manufacturers, the Company concluded it was no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.
     In response to the developments discussed above, the Company has established a compensation system that is significantly less dependent on manufacturers’ sales or pricing practices, and is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer’s products. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that adequately compensate the Company based on the services being provided to such manufacturers. The initial fee-for-service transition is essentially complete, which should help reduce earnings volatility in the segment.
     As part of the transition to fee-for-service terms, certain of the new distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with certain other branded manufacturers still continue to be solely inflation-based. If branded pharmaceutical price inflation is lower than the

Company has anticipated, its operating results could be adversely affected with respect to its current exposure to contingent fee-based compensation in its Pharmaceutical Distribution business. In addition, certain key distribution service agreements will be re-negotiated in the latter half of fiscal 2006 and into fiscal 2007 when their initial terms expire. If the terms of the re-negotiated agreements are unfavorable to the Company, it could adversely affect the Company’s operating results.
     The Company’s manufacturing businesses within the Medical Products and Services and Pharmaceutical Technologies and Services segments use a broad range of raw materials in the products that they produce. These raw materials include for Medical Products and Services, latex, resin and fuel oil and, for Pharmaceutical Technologies and Services, resin, gelatin and active pharmaceutical ingredients, among others. In certain circumstances, the Company’s operating results may be adversely affected by increases in raw materials costs because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, although most of these raw materials are generally available, certain raw materials used by the Company’s manufacturing businesses may be available only from a limited number of suppliers. There also may be cases where a particular raw material may be available from another supplier or several other suppliers, but the Company is constrained to use a particular supplier due to customer requirements, regulatory filings or product approvals. In either case, where there are a limited number of suppliers, the Company may experience shortages in supply, and as a result, the Company’s operating results could be adversely affected.
     The Company’s Pharmaceutical Distribution business utilizes contract carriers to distribute its products. Contracts with these carriers generally contain a fuel surcharge capped at a certain percentage. If fuel costs rise significantly, the Pharmaceutical Distribution business may need to increase the specified fuel surcharge, which is limited to specified annual percentage increases, with certain contract carriers. In the event that the Pharmaceutical Distribution business cannot reach agreement on these changes, it may need to replace the contract carriers at prevailing market rates. The Company’s Medical Products and Services Distribution and Nuclear Pharmacy Services businesses own their distribution fleets, which distribute a majority of their products to customers. These businesses are directly impacted by market changes in the price of fuel. As a result of the Company’s exposure to fuel costs, the Company’s operating results may be adversely affected by increased fuel costs, as the Company may not be able to fully recover the increased costs from its customers.
     The Company’s Medical Products and Services Distribution business purchases medical/surgical products from vendors other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of such business to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Medical Products and Services Distribution business to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s operating results.
     While certain of the Company’s operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.
Competition
     The markets in which the Company operates generally are highly competitive.
     In the Pharmaceutical Distribution and Provider Services segment, the Company’s pharmaceutical wholesale distribution business competes directly with two other national wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of smaller regional wholesale distributors, direct selling manufacturers, self-warehousing chains, specialty distributors and third-party logistics companies on the basis of a value proposition that includes breadth of product lines, service offerings, support services and pricing. The Company’s pharmaceutical wholesale distribution operations have narrow profit margins and, accordingly, the Company’s earnings depend significantly on its ability to distribute a large volume and variety of products efficiently, to provide quality support services, to compete effectively on the pricing of pharmaceutical products, and to maintain satisfactory arrangements with pharmaceutical manufacturers whereby the Company is compensated for its logistical, capital and administrative services. With respect to pharmacy franchising operations, a few smaller franchisors compete with Medicine Shoppe and Medicap in the franchising of pharmacies, with competition being based primarily upon benefits offered to both the pharmacist and the customer, access to third-party programs, the reputation of the franchise and pricing. Medicine Shoppe and Medicap also need to be competitive with a pharmacist’s ongoing options to operate or work for an independent or chain pharmacy.
     The Company’s Medical Products and Services segment competes both domestically and internationally. Competitive factors within medical-surgical supply distribution include price, breadth of product offerings, product availability, order-filling accuracy (both invoicing and product selection) and service offerings. Within its distribution services, this segment competes across several customer classes with many different distributors, including Owens & Minor, Inc., Fisher Scientific International, Inc., and Henry

Schein, Inc., among others. Competitive factors within medical-surgical product manufacturing include brand recognition and product innovation, performance, quality and price. This segment competes against many product manufacturers, some of which are larger and more diversified than Medical Products and Services. The Company believes that its key competitive strengths within this segment include its ability to work with customers to help them provide quality care while enhancing their competitiveness through cost-savings initiatives. This competitive strength is enhanced through the integration of products and services within both the Medical Products and Services segment and across other Company segments.
     In the Pharmaceutical Technologies and Services segment, the Company competes on several fronts both domestically and internationally, including competing with other companies that provide outsourcing services to pharmaceutical manufacturers based in North America, Latin America, Europe and Asia Pacific and competing with those pharmaceutical manufacturers that choose to perform these services themselves. Specifically, in this segment, the Company competes with providers of both new drug delivery technologies and existing delivery technologies as well as oral solid dose manufacturing; with other providers of sterile fill/finish manufacturing and lyophilization services; with providers of contract discovery, development, analytical laboratory and regulatory consulting services and manufacturing and packaging of clinical supplies; with companies that provide packaging components and packaging services; with other providers of medical education, marketing/product launch services, contract sales and product logistics services; and with other nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics, which include numerous operators of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies. The Company competes in this segment based upon a variety of factors, principally including quality, responsiveness, proprietary technologies or capabilities, customer service and price.
     In the Clinical Technologies and Services segment, the Alaris products business competes based upon quality, technological innovation, the value proposition of helping improve patient outcomes while reducing overall costs associated with medication safety, and price. Alaris’ competitors include both domestic and foreign companies, including Baxter International, Inc., Hospira, Inc. and B. Braun Medical, Inc. The Pyxis products business competes based upon quality, relationships with customers, customer service and support capabilities, patents and other intellectual property, its ability to interface with customer information systems, and price. Actual and potential competitors for Pyxis include both existing domestic and foreign companies, as well as emerging companies that supply products for specialized markets and other outside service providers. Such competitors include McKesson Corporation and Omnicell, Inc. With respect to services that enhance performance in hospital pharmacies, the Company competes with both national and regional hospital pharmacy management firms, and self-managed hospitals and hospital systems on the basis of services offered, its established base of existing operations, the effective use of information systems, the development of clinical programs, the quality of the services it provides to its customers and price.
Employees
     As of September 9, 2005, the Company had more than 55,000 employees in the U.S. and abroad, of which 910 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.
Intellectual Property
     The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its products, services and intangible assets. These proprietary rights are important to the Company’s ongoing operations.
     The Company has applied in the United States and certain foreign countries for registration of a number of trademarks and service marks, some of which have been registered, and also holds common law rights in various trademarks and service marks. It is possible that in some cases the Company may be unable to obtain the registrations for trademarks and service marks for which it has applied.
     The Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medication packaging, medical devices, processes, products, formulations, infusion therapy systems, infusion administration sets, drug delivery systems and sterile manufacturing. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. The Company has enforced and will continue to enforce its intellectual property rights in the United States and worldwide.
     The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its overall business.

Regulatory Matters
     Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration (the “DEA”), the Food and Drug Administration (the “FDA”), the United States Nuclear Regulatory Commission (the “NRC”), the Department of Health and Human Services (“DHHS”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that:
•	distribute and/or manufacture prescription pharmaceuticals (including certain controlled substances) and/or medical devices;

•	manage or own pharmacy operations;

•	engage in or operate retail pharmacies or nuclear pharmacies;

•	purchase pharmaceuticals;

•	engage in logistics and/or manufacture infusion therapy systems or surgical and respiratory care and intravenous administration set products and devices;

•	develop, manufacture or package pharmaceutical products and devices;

•	manufacture and market pharmaceutical products and provide outsourced pharmaceutical manufacturing services using both proprietary and nonproprietary drug delivery formulations and outsourced analytical development services;

•	develop, create, present or distribute accredited and unaccredited educational or promotional programs or materials; and

•	provide consulting services that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.
     In addition, certain of the Company’s subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Certain of the Company’s subsidiaries that manufacture medical devices are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976, the Safe Medical Device Act of 1990, as amended in 1992, the Medical Device User Fee and Modernization Act of 2002, and comparable foreign regulations. In addition, certain of the Clinical Technologies and Services segment’s Alaris products are indirectly subject to the Needlestick Safety and Prevention Act.
     Laws regulating the manufacture and distribution of products also exist in most other countries where certain of the Company’s subsidiaries conduct business. In addition, the Medical Products and Services segment’s international manufacturing operations, the Pharmaceutical Technologies and Services segment’s international operations (including Intercare) and the Clinical Technologies and Services segment’s Alaris international operations are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or those applicable foreign jurisdictions. Intercare self-manufactures and markets sterile injectible products in the United Kingdom in accordance with applicable laws, rules and regulations of the United Kingdom and the European Union. Intercare also manufactures methadone syrup in the United Kingdom pursuant to the United Kingdom’s regulations covering the manufacture of controlled opioid substances.
     The Company’s franchising operations, through Medicine Shoppe and Medicap, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, certain states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.
     The Company’s Nuclear Pharmacy Services business operates nuclear pharmacies, imaging centers and related businesses such as cyclotron facilities used to produce positron emission tomography (“PET”) products used in medical imaging. This group operates in a regulated industry which requires licenses or permits from the NRC, the radiologic health agency and/or department of health of each state in which it operates and the applicable state board of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced.
     Certain of the Company’s businesses are subject to federal and state health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company’s subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.

     Services and products provided by certain of the Company’s businesses include access to health care information gathered and assessed for the benefit of health care clients. Greater scrutiny on a federal and state level is being placed on how patient identifiable health care information should be handled and in identifying the appropriate parties and means to do so. Future changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying federal regulations, such as those pertaining to privacy and security, may affect how some of these information services or products are provided. In addition, certain of the Company’s operations, depending upon their location, may be subject to additional state or foreign regulations affecting personal data protection and how information services or products are provided. Failure to comply with HIPAA and other such laws may subject the Company and/or its subsidiaries to civil and/or criminal penalties, which could be significant.
     The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. The Company’s environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection for each of its subsidiaries. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. The Company is also subject to certain laws and regulations concerning the conduct of its foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of the Company’s internal books and records.
     There have been increasing efforts by various levels of government including state pharmacy boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida and California, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s Pharmaceutical Distribution business, and may adversely affect the Company’s operating results. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.
     The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations, could be significant and the failure to comply with all such legal requirements could have an adverse affect on the Company’s results of operations and financial condition.
Inventories
     The Company has historically maintained higher levels of inventory in its Pharmaceutical Distribution business in order to satisfy daily delivery requirements and take advantage of price changes as partial compensation for its services, but is not generally required by its customers to maintain particular inventory levels other than as may be required to meet service level requirements. In connection with the business model transition discussed under “Customers and Suppliers” above, the Pharmaceutical Distribution business’ inventory levels are significantly lower than historical levels. This trend, primarily attributable to reduced pharmaceutical investment buying opportunities and lower inventory levels negotiated with pharmaceutical manufacturers, is expected to continue. Certain supply contracts with U.S. Government entities require the Company’s Pharmaceutical Distribution and Medical Products Distribution businesses to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels. The Company’s customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. The Company’s practice is to offer market payment terms to its customers. The Company is not aware of any material differences between its practices and those of other industry participants.
Research and Development
     For information on company-sponsored research and development costs in the last three fiscal years, see Note 3 of “Notes to Consolidated Financial Statements.”
Revenue and Long-Lived Assets by Geographic Area
     For information on revenue and long-lived assets by geographic area, see Note 18 of “Notes to Consolidated Financial Statements.”

Risk Factors That May Affect Future Results
     Although it is not possible to predict all risks that may affect future results, these risks may include, but are not limited to, the following:
Intense competition may erode the Company’s profit margins. The markets in which the Company operates generally are highly competitive. For example, in its Pharmaceutical Distribution business, the Company competes with national wholesale distributors McKesson Corporation and AmerisourceBergen Corporation, and a number of smaller regional wholesale distributors, direct selling manufacturers, self-warehousing chains, specialty distributors and third-party logistics companies. Competitive pressures across business segments have contributed to a decline in the Company’s gross profit margins on revenue from approximately 4% in fiscal 2002 to 3% in fiscal 2005. This trend may continue and the Company’s business could be adversely affected as a result.
The Company’s Pharmaceutical Distribution business is transitioning its business model, which subjects the Company to risks and uncertainties. As discussed more fully under “Customers and Suppliers” within “Item 1: Business,” the Company’s Pharmaceutical Distribution business, which is the Company’s largest business, is in a business model transition with respect to how it is compensated for the logistical, capital and administrative services it provides to branded pharmaceutical manufacturers. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that adequately compensate the Company based on the services being provided to such manufacturers.
     As part of the transition to fee-for-service terms, certain of the new distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with certain other branded manufacturers still continue to be solely inflation-based. If branded pharmaceutical price inflation is lower than the Company has anticipated, its operating results could be adversely affected with respect to its current exposure to contingent fee-based compensation in its Pharmaceutical Distribution business. In addition, certain key distribution service agreements will be re-negotiated in the latter half of fiscal 2006 and into fiscal 2007 when their initial terms expire. If the terms of the re-negotiated agreements are unfavorable to the Company, it could adversely affect the Company’s operating results.
The ongoing SEC investigation and U.S. Attorney inquiry could adversely affect the Company’s business, financial condition or operating results. As discussed below under “Item 3: Legal Proceedings” and Note 1 of “Notes to Consolidated Financial Statements,” the Company is the subject of a formal SEC investigation and had learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company. In April 2004, the Company’s Audit Committee commenced its own internal review, assisted by independent counsel. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. There can be no assurance that the scope of the SEC investigation or the U.S. Attorney inquiry will not expand or that other regulatory agencies will not become involved. The outcome of, and costs associated with, the SEC investigation and the U.S. Attorney inquiry could adversely affect the Company’s business, financial condition or operating results, and the investigations could divert the efforts and attention of its management team from the Company’s ordinary business operations. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.
Additional restatements may be required, the historical consolidated financial statements may change or require amendment or additional disciplinary actions may be required; the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in Forms 10-K and 10-Q. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings to date from its internal review, which were discussed in Notes 1 and 2 of “Notes to Consolidated Financial Statements” included in the 2004 Form 10-K. In connection with these conclusions, the Audit Committee previously determined that the consolidated financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003, as well as the first three quarters of fiscal 2004, should be restated to reflect the conclusions from its internal review to date. In January 2005, the Audit Committee took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is a separate Board committee internal review. There can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, or this Form 10-K will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC investigation, the U.S. Attorney inquiry and the Audit Committee internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods, and this Form 10-K.
The Company’s internal controls may not be sufficient to ensure timely and reliable financial information. As reported under Item 9a of this Form 10-K, the Company’s management completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 and based on that assessment, concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005. The Company’s auditor, Ernst & Young LLP, has issued an attestation report on management’s assessment that expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. Still, however, the Company’s growth continues to place stress on its internal controls, and there can be no assurance that the Company’s control procedures will continue to be adequate. The effectiveness of the Company’s controls and procedures may be limited by a variety of risks, including, among other things, faulty human judgment, simple errors, omissions and mistakes, collusion of two or more people or inappropriate management override of procedures. If the Company fails to have effective internal controls and procedures for financial reporting in place, it could be unable to provide timely and reliable financial information.
Changes in the United States health care environment may adversely affect the Company’s business, financial condition or operating results. In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs. These efforts include, but are not limited to, potential national health care reform, trends toward managed care, cuts in Medicare, consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups, including the efforts in several states to establish pharmaceutical purchasing programs on behalf of their residents. This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on the Company’s business, financial condition or operating results. Other factors related to the health care industry that could adversely affect the Company’s business, financial condition or operating results include, but are not limited to:
•	changes in governmental support of, and reimbursement for, health care services, including any legislation affecting the payment of fees for distribution services;

•	changes in the method by which health care services are delivered;

•	changes in the prices for health care services;

•	other legislation or regulations governing health care services or mandated benefits; and

•	changes in pharmaceutical and medical-surgical manufacturers’ pricing, selling, inventory, distribution or supply policies or procedures.
     The Company’s Medical Products and Services Distribution business purchases medical/surgical products from vendors other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of such business to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Medical Products and Services Distribution business to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s operating results.
     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. To the extent that market conditions significantly alter the level of availability or pricing of generic drugs different from what the Company was anticipating, this could adversely affect the Company’s net earnings.
     There have been increasing efforts by various levels of government including state pharmacy boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida and California, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s Pharmaceutical Distribution business, and may adversely affect the Company’s business, financial condition or operating results.
     There have been increasing efforts by various parties to introduce and pass legislation that would directly permit the importation of pharmaceutical products into the United States. If such efforts are successful, the price the Company receives for pharmaceutical products and related services could be adversely affected, thereby negatively impacting the Company’s operating results.
     The Company is subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to increase its scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, the Company’s relationships with pharmaceutical manufacturers and healthcare providers subject its business to laws and regulations on fraud and abuse. Many of the regulations applicable to the Company, including those relating to marketing incentives offered by pharmaceutical or medical-surgical suppliers, are vague and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
     Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), the U.S. government recently proposed changes in certain pharmaceutical reimbursement rates. The Company may be adversely affected by changes or changes that may be proposed in the future under the Act. The Company is in the process of developing plans to mitigate any exposures from these changes in reimbursement rates and the way its customers conduct their business under the Act. However, if the Company fails to successfully implement such plans, its business and the results of operations may be adversely affected.
The outcomes of lawsuits brought against the Company may adversely affect the Company’s business, financial condition or operating results. As discussed below under “Item 3: Legal Proceedings,” the Company is subject to numerous lawsuits, including several class action lawsuits against the Company and certain of its former and present officers and directors. Any settlement of or judgment in one or more of these matters could adversely affect the Company’s business, financial condition or operating results. There can be no assurance that all or any portion of the liability arising from these pending lawsuits will be covered by insurance policies that the Company currently maintains.
The Company could be adversely affected by the loss of one or more significant customers or group of customers, or by a change in customer mix. The Company’s largest customers, CVS and Walgreens, accounted for approximately 21% and 10%, respectively, of the Company’s revenue (by dollar volume) for fiscal 2005. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 37% of the Company’s revenue (by dollar volume) for fiscal 2005. The Company’s business and operating results could be adversely affected if the business of these customers was lost.
     In addition, certain of the Company’s businesses have entered into agreements with GPOs. Approximately 15% of the Company’s revenue for fiscal 2005 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Notwithstanding this fact, the loss of such an agreement could adversely affect the Company’s operating results. See the “Customers and Suppliers” discussion within “Item 1: Business” and Note 13 of “Notes to Consolidated Financial Statements” for further information regarding the Company’s significant customers.
     Changes in the Company’s customer mix could also significantly impact its business, financial condition or operating results. Due to the diverse range of health care supply management and health care information technology products and services that the Company offers, such changes may adversely affect certain of the Company’s businesses, while not affecting some of its competitors who offer a narrower range of products and services.
Difficulties, delays or increased costs in implementing the global restructuring program associated with the Company’s One Cardinal Health initiative may adversely affect the anticipated benefit of the restructuring on the Company’s business, financial condition and operating results. As discussed more fully in the “Overview” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative. The Company expects the program to be substantially completed by the end of fiscal 2008 and expects it to improve operating earnings and position the Company for future growth. If the restructuring program suffers unforeseen difficulties, is delayed in its completion or results in unforeseen additional costs, the Company may not achieve the operational and financial objectives it has set for the program, and the Company’s business, financial condition or operating results may not fully benefit from the restructuring to the extent that the Company had initially anticipated.
     In addition, certain projects under the One Cardinal Health restructuring involve replacement of legacy systems, consolidation and rationalization of employees and, in some cases, outsourcing. During such transitions, it is possible the Company may suffer, at least on a temporary basis, problems associated with internal control over financial reporting or business interruptions which could arise as a result of such restructuring.
Failure to comply with existing and future regulatory requirements may adversely affect the Company’s business, financial condition or operating results. The health care industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the NRC, DHHS, the European Union member states and other comparable agencies. Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the NRC, DHHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain without significant delay future permits and licenses needed for the operation of the Company’s businesses. The Clinical Technologies and Services segment’s automated pharmaceutical dispensing systems are not currently required to be registered or submitted for pre-market notifications to the FDA. There can be no assurance, however, that FDA policy in this regard will not change.
     Any noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition. In addition, if changes were to occur to the laws and regulations applicable to the Company’s businesses, such changes could adversely affect many of the Company’s regulated operations, which include:
•	distributing prescription pharmaceuticals (including certain controlled substances);

•	operating pharmacy businesses (including nuclear pharmacies);

•	manufacturing medical/surgical products (including infusion therapy systems and intravenous administration set products and devices);

•	manufacturing pharmaceuticals using proprietary drug delivery systems;

•	development and manufacturing of oral and sterile pharmaceutical products;

•	packaging pharmaceuticals; and

•	the sales and marketing of pharmaceuticals.
     Also, the health care regulatory environment may change in a manner that could restrict the Company’s existing operations, limit the expansion of the Company’s businesses, apply regulations to previously unregulated businesses or otherwise affect the Company adversely.
The Company’s operating results could be adversely affected by a delay in, or failure to receive, regulatory approval. The Company’s pharmaceutical and medical device manufacturing businesses are heavily regulated and strict compliance with federal and foreign laws, rules, regulations and practices must be followed. By nature, the manufacturing of such products is a highly controlled process in which great strides are taken to avoid contamination in the products. Due to the regulatory issues and challenges, there is a risk of delay in approval of these products, which could adversely affect the Company’s operating results.
Circumstances associated with the Company’s acquisition strategy and internal growth may adversely affect the Company’s operating results. An important element of the Company’s growth strategy has been the pursuit of acquisitions of other businesses which expand or complement the Company’s existing businesses. Over the past decade, the Company has expanded beyond its core pharmaceutical distribution business into areas such as medical-surgical product manufacturing and distribution, development and manufacturing of drug delivery systems, development and manufacturing of automation and information products, compounding and distribution of nuclear pharmaceutical products, and developing, manufacturing and distributing intravenous pumps and administration sets. Integrating businesses, however, involves a number of special risks, including the following:
•	the possibility that management may be distracted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems;

•	problems assimilating and retaining the Company’s employees or the employees of the acquired company;

•	accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including unforeseen issues related to internal control over financial reporting at the acquired company;

•	regulatory or compliance issues that could exist at an acquired company;

•	challenges in retaining the Company’s customers or the customers of the acquired company following the acquisition; and

•	potential adverse short-term effects on operating results through increased costs or otherwise.
     In addition, the Company may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of its current and future shareholders. To the extent the Company continues to pursue acquisitions, its ability to complete such transactions may be adversely affected by the government investigations described above under the risk factor entitled “The ongoing SEC investigation and U.S. Attorney inquiry could adversely affect the Company’s business, financial condition or operating results.”
     In addition to the risks associated with acquisition-related growth, the Company’s business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on management, systems, internal controls and financial and physical resources. To meet such demands, the Company intends to continue to invest in new technology, make other capital expenditures and, where appropriate, hire and/or train employees with expertise to handle these particular demands. If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner or if the Company fails to efficiently manage operations in a way that accommodates continued internal growth, its business, financial condition or operating results could be adversely affected.
Downgrades of the Company’s credit ratings could adversely affect the Company. The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB, Baa3 and BBB+, respectively, the commercial paper ratings are A-3, P-3 and F-2, respectively, and the ratings outlooks are “negative,” “stable” and “negative,” respectively. Although a ratings downgrade by any of the rating agencies will not trigger an acceleration of any of the Company’s indebtedness, these events may adversely affect its ability to access capital and would result in an increase in the interest rates payable under the Company’s credit facilities and future indebtedness. See also “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company could be adversely affected if transitions in senior management are not successful. The Company’s operations depend in a large extent on the efforts of its senior management. Several new members of senior management, including the Company’s Chairman and Chief Executive Officer – Pharmaceutical Technologies and Services, Chief Financial Officer, Chief Ethics and Compliance Officer, Chief Accounting Officer and Controller and Treasurer have recently joined the Company. The Company seeks to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company’s operations could be adversely affected if transitions in senior management are not successful or if the Company is unable to sustain an effective management team.
Increased costs for raw materials or raw material shortages may adversely affect the Company’s operating results. As discussed more fully under “Customers and Suppliers” within “Item 1: Business,” the Company’s manufacturing businesses within the Medical Products and Services and Pharmaceutical Technologies and Services segments use a broad range of raw materials in the products that they produce. In certain circumstances, the Company’s operating results may be adversely affected by increases in raw materials costs because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, in the case where there are a limited number of suppliers for a particular raw material or where the Company is constrained to use a particular supplier due to customer requirements, regulatory filings or product approvals, the Company may experience shortages in supply. This, in turn, could adversely affect the Company’s operating results.
Increased fuel costs may adversely affect the Company’s operating results. As discussed under “Customers and Suppliers” within “Item 1: Business,” the Company’s Pharmaceutical Distribution business utilizes contract carriers to distribute its products. Contracts with these carriers generally contain a fuel surcharge capped at a certain percentage. If fuel costs rise significantly, the Pharmaceutical Distribution business may need to increase the specified fuel surcharge, which is limited to specified annual percentage increases, with certain contract carriers. In the event that the Pharmaceutical Distribution business cannot reach agreement on these changes, it may need to replace the contract carriers at prevailing market rates. The Company’s Medical Products and Services Distribution and Nuclear Pharmacy Services businesses own their distribution fleets, which distribute a majority of their products to customers. These businesses are directly impacted by market changes in the price of fuel. As a result of the Company’s exposure to fuel costs, the Company’s operating results may be adversely affected by increased fuel costs, as the Company may not be able to fully recover the increased costs from its customers.
Proprietary technology protections may not be adequate and Company products may infringe on the rights of third parties. The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect a number of its products, services and intangible assets. There can be no assurance that these protections will provide meaningful protection against competitive products or services or otherwise be commercially valuable or that the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.
     From time to time, third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. (See the discussion of the ICU Medical, Inc. litigation against Alaris in the “Overview” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) While the Company believes that the products it currently manufactures using its proprietary technology do not infringe upon proprietary rights of other parties or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that the Company would not be found to infringe on the proprietary rights of others.

     Additionally, the Company may be subject to litigation or find it necessary to initiate litigation to protect its trade secrets, to enforce its patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments or restrictions or prohibitions on the Company’s use of its technology, which could adversely affect the Company’s results of operations. In addition, if the Company is found to be infringing on proprietary rights of others, the Company may be required to develop non-infringing technology, obtain a license or cease making, using and/or selling the infringing products.
Risks generally associated with the Company’s sophisticated information systems may adversely affect the Company’s operating results. The Company relies on sophisticated information systems in its business to obtain, rapidly process, analyze and manage data to:
•	facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers; and

•	process payments to suppliers.
     The Company’s business and results of operations may be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.
The Company could become subject to liability claims that are not adequately covered by insurance, and may have to pay damages and other expenses which may have an adverse affect on the Company’s operating results. The Company’s businesses expose it to risks that are inherent in:
•	the distribution and dispensing of pharmaceuticals and nuclear pharmaceuticals;

•	the provision of ancillary services (such as pharmacy management and pharmacy staffing services);

•	the development and manufacture of drug delivery systems and of pharmaceutical products for the Company or its customers;

•	the development, presentation and distribution of medical education and marketing programs and materials; and

•	the manufacture and distribution of medical/surgical products, automated drug dispensing units and infusion therapy systems and intravenous administration set products and devices.
     Insurance policies covering pharmaceutical product liability generally being offered by insurance carriers are becoming more restrictive in terms of self-insured retentions, available policy limits, coverage exclusions and other terms. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, this could adversely effect the Company’s operating results.
The loss of third-party licenses used by businesses within the Company’s Clinical Technologies and Services segment may adversely affect the Company’s operating results. The Company licenses the rights to use certain technologies from third-party vendors to incorporate in or complement products and services offered through its Clinical Technologies and Services segment. These licenses are generally nonexclusive, must be renewed periodically by mutual consent and may be terminated if the Company breaches the terms of the license. As a result, the Company may have to discontinue, delay or reduce product shipments until it obtains equivalent technology, which could adversely affect the Company’s business. The Company’s competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with the Company. In addition, if the Company’s vendors choose to discontinue support of the licensed technology in the future, the Company may not be able to modify or adapt certain of its own products.
Tax legislation initiatives could adversely affect the Company’s net earnings. The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

Item 2: Properties
     Domestically, the Company has 24 principal pharmaceutical distribution facilities and two specialty distribution facilities utilized by its Pharmaceutical Distribution and Provider Services segment. In its Medical Products and Services segment, the Company has 52 medical-surgical distribution facilities, 16 medical-surgical manufacturing facilities and one specialty distribution facility. In its Pharmaceutical Technologies and Services segment, the Company has 198 domestic sites, 171 of which are Nuclear Pharmacy Services laboratory, manufacturing and distribution facilities, and the remainder of which are Packaging Services, Oral Technologies, Pharmaceutical Development and Biotechnology and Sterile Life Sciences facilities and a single Specialty Pharmaceutical Services facility. In its Clinical Technologies and Services segment, the Company has four domestic assembly operation facilities. The Company’s domestic facilities are located in 45 states and Puerto Rico.
     Internationally, the Company owns or leases 11 facilities through its Pharmaceutical Distribution and Provider Services segment, all located in the United Kingdom. The Company owns or leases 13 facilities through its Medical Products and Services segment, located in Australia, Dominican Republic, France, Germany, Malaysia, Malta, Mexico and Thailand. The Company owns or leases 19 operating facilities through its Pharmaceutical Technologies and Services segment, located in Argentina, Australia, Belgium, Brazil, France, Germany, Ireland, Italy, Japan and the United Kingdom. The Company owns or leases four manufacturing and distribution facilities through its Clinical Technologies and Services segment in Australia, Italy, Mexico and the United Kingdom. The Company’s international facilities are located in a total of 29 countries.
     The Company owns 90 of its domestic and international operating facilities, and the remaining 254 facilities are leased. The Company’s principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.
     The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the health care industry.
     For certain financial information regarding the Company’s facilities, see Notes 10 and 11 of “Notes to Consolidated Financial Statements.”
Item 3: Legal Proceedings
Latex Litigation
     On September 30, 1996, Baxter International Inc. (“Baxter”) and its subsidiaries transferred to Allegiance Corporation and its subsidiaries (“Allegiance”), Baxter’s U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the “Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance Corporation, which later merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation, as contemplated by the agreements between Baxter and Allegiance Corporation, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Such claims, which name multiple defendants in addition to Baxter/Allegiance, involved allegations of sensitization to natural rubber latex products. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.
     During the first quarter of fiscal 2005, the Company reassessed its ability to estimate the potential remaining costs of these lawsuits. Following this reassessment, during the first quarter of fiscal 2005, the Company recognized a charge of $16.4 million as its reasonable estimate of net future costs to be incurred in defending or settling outstanding claims as well as pursuing insurance recoveries. During the fourth quarter of fiscal 2005, the Company resolved claims relating to substantially all of its remaining insurance coverage for this litigation. Following resolution of these claims, the Company concluded that it was in a position to reasonably estimate the total remaining uninsured costs for this litigation. As such, during the fourth quarter of fiscal 2005, the Company recognized an additional charge of $11.8 million as its reasonable estimate of uninsured costs already incurred in defending or settling outstanding claims. While the Company does not anticipate significant charges in future periods, additional charges may be required if there is a significant increase in the number of new lawsuits filed. Currently, the Company considers this potential event to be remote.

Antitrust Litigation against Pharmaceutical Manufacturers
     During the past six years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through June 30, 2005 were $97.7 million, including a $21.2 recovery during the fourth quarter of fiscal 2005. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.
Environmental Claims
Pennsauken Environmental Claim
     In 1985, PCI Services, Inc. (“PCI”) purchased Burgess & Why Folding Carton Company (“Burgess”), located in Pennsauken, New Jersey. The Company acquired PCI in 1996. In 1991, the Pennsauken Solid Waste Management Authority sued various waste transporters and other parties in New Jersey State court alleging contamination of the Pennsauken landfill. One of the waste haulers sued by the Pennsauken Solid Waste Management Authority was Quick Way, Inc. (“Quick Way”), a waste hauling company used by Burgess from 1970 to 1982. Quick Way, in turn, joined several companies that it serviced, including Burgess. There are approximately 600 parties in the litigation. The Company reasonably believes that PCI’s liability, if any, will be less than $100,000, and the impact of this claim upon PCI, if any, will be immaterial to the Company’s financial position, liquidity and results of operations.
Environmental Claims Relating to Allegiance
     On September 30, 1996, Baxter and its subsidiaries transferred to Allegiance the Allegiance Business in connection with the Baxter-Allegiance Spin-Off. As a result of the Baxter-Allegiance Spin-Off, Allegiance agreed to defend and indemnify Baxter from the following environmental claims.
San Gabriel Environmental Claim
     Allegiance, through Baxter and its predecessors-in-interest, owned a facility located in Irwindale, California (the “Irwindale Property”) from approximately 1961 to approximately 1999 where, among other things, plastics were manufactured, a chemical laboratory was operated, and certain research and development activity was carried out. San Gabriel is a Superfund site in the Los Angeles area that concerns ground water contamination of a local drinking water aquifer. The U.S. Environmental Protection Agency (the “U.S. EPA”) is the lead government agency in charge of the San Gabriel Valley Groundwater Basin Superfund Sites, Areas 1-4, Baldwin Park Operable Unit (the “BPOU”). According to the U.S. EPA, the groundwater within the BPOU is contaminated. The Irwindale Property is located approximately one mile away from the BPOU plume. The U.S. EPA named Allegiance as a potentially responsible party (“PRP”) for the groundwater contamination in the BPOU, along with a number of other PRPs. In June 2000, the U.S. EPA issued a unilateral administrative order (“UAO”) against a number of companies, including Allegiance. The UAO requires, among other things, the design and implementation of the Interim Groundwater Remedy selected by the U.S. EPA. This Interim Groundwater Remedy generally requires pumping contaminated groundwater from the aquifer and treating it in accordance with federal and state government standards in order to remove or reduce contaminants of concern and to stop the further migration of contaminants. Allegiance has maintained that the Irwindale Property did not contribute to the alleged ground water contamination. The levels of contaminants detected on the Irwindale Property are below any state or federal standard requiring remediation or monitoring. The U.S. EPA has been engaged in settlement discussions with Allegiance, and has not sued Allegiance in connection with the UAO or the BPOU. During the fourth quarter of fiscal 2004, Allegiance accepted the U.S. EPA’s cash buy-out demand of $550,000 in satisfaction of Allegiance’s share of costs for the Interim Groundwater Remedy. Allegiance also agreed to pay the California Department of Toxic Substances (“DTSC”) $16,050 in settlement of DTSC’s claims related to the Interim Groundwater Remedy. Allegiance has recorded environmental accruals, based upon information available, that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company’s financial position, liquidity and results of operations.

A-1 Plainwell and A-1 Sunrise Environmental Claims
     The Michigan Department of Environmental Quality brought suit against Baxter as a PRP along with a number of other PRPs in 1994 in the Circuit Court of the State of Michigan for Ingham County alleging contamination of the A-1 disposal site in Plainwell, Michigan (“A-1 Plainwell”). Among the contaminants at the site were solvent wastes generated by Burdick & Jackson (“Burdick”) of Muskegon, Michigan. Baxter became a PRP through its acquisition of Burdick in 1986. Allegiance agreed to defend and indemnify Baxter in this claim as part of the Baxter-Allegiance Spin-Off. The principal relief sought was for the PRPs to clean up the site to applicable standards and to reimburse the government for its oversight and other costs at the site. In a related action, Allegiance, through its association with Baxter and Burdick, was named a PRP to reimburse the State of Michigan for reimbursement costs associated with the construction of a landfill cap and continued operation, maintenance and monitoring of the A-1 Sunrise site in Michigan (“A-1 Sunrise”). Allegiance has paid approximately $95,000 for past remediation costs at the A-1 Plainwell site and approximately $230,000 at the A-1 Sunrise site. Remediation of the A-1 Plainwell site is substantially complete, subject to minimal operation, maintenance and monitoring of the site. Allegiance’s share of future remediation at the A-1 Sunrise site is approximately 1.8%. Allegiance has recorded environmental accruals based upon the information available that it reasonably believes are adequate to satisfy known costs. The Company reasonably believes that the impact of these claims upon Allegiance will be immaterial to the Company’s financial position, liquidity and results of operations.
Thermochem Environmental Claim
     As a result of the Burdick acquisition, Baxter was identified by the U.S. EPA as a PRP for clean-up costs related to the Thermochem waste processing site in Muskegon, Michigan. Allegiance agreed to defend and indemnify Baxter in this claim as part of the Baxter-Allegiance Spin-Off. Based upon the information available, Allegiance reasonably believes the total clean-up cost of this site to be between approximately $17 million and $23 million. A well-funded PRP group, of which Allegiance is a member, has spent approximately $10 million in clean-up costs. Allegiance reasonably believes that current available funding of the PRP group, along with Allegiance’s additional recorded environmental accruals, are adequate to satisfy known costs. The Company reasonably believes that the impact of this claim upon Allegiance will be immaterial to the Company’s financial position, liquidity and results of operations.
Derivative Actions
     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On April 14, 2005, the Court stayed the action for a period of six months. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
     Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include: Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were consolidated. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions have been stayed. None of the defendants has responded to the complaints yet, nor has the Company.

Shareholder/ERISA Litigation against Cardinal Health
     Since July 2, 2004, ten purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. (which has been given the legal designation of Cardinal Health 100, Inc. and is referred to in this Form 10-K as “Bindley”) in 2001 and Syncor in 2003. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended complaint.
     Since July 2, 2004, 15 purported class action complaints (collectively referred to as the “Cardinal Health ERISA actions”) have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “401(k) Plan”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828) and Gint Baukus v. Cardinal Health, Inc., et al. (05 C2 101). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended ERISA complaint.

     With respect to the proceedings described under the headings “Derivative Actions” and “Shareholder/ERISA Litigation against Cardinal Health,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies in effect at the time the actions were filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
Shareholder/ERISA Litigation against Syncor
     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int’l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int’l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int’l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int’l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int’l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int’l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int’l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int’l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int’l Corp., et al., CV 02-9621 CAS (CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int’l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int’l Corp., et al., CV 03-52 LGB (RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants’ Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court’s July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and the lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has appealed this decision.
     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the “Delaware actions”) against seven of Syncor’s nine directors (the “director defendants”). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor’s employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received by Syncor stockholders in the Company’s merger with Syncor was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term “director defendants.” These cases have been consolidated under the caption In re Syncor International Corp. Shareholders Litigation (the “consolidated Delaware action”). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the Court to file a second amended complaint. Plaintiffs’ request was granted in February 2004. Monty Fu was the only named defendant in the second amended complaint. On September 15, 2004, the Court granted Monty Fu’s Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.
     On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the “California actions”) against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor’s employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al., Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.). An amended complaint was filed on December 6, 2002 in one of the cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants’ motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003. On November 29, 2004, the court dismissed the California actions with prejudice.
     A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.
     It is impossible to predict the outcome of the proceedings described under the heading “Shareholder/ERISA Litigation against Syncor” or their impact on the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company’s financial position, liquidity or results of operations. The Company believes the allegations made in the complaints described above are without merit and it intends to vigorously defend such actions. The Company has been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company currently believes that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
DuPont Litigation
     On September 11, 2003, E.I. Du Pont De Nemours and Company (“DuPont”) filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company’s Medical Products and Services segment. DuPont’s claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. The Company is owed a defense and indemnity from its co-defendants with respect to DuPont’s claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company’s financial position, liquidity or results of operations. This matter is currently scheduled for trial during the second quarter of fiscal 2006.
SEC Investigation and U.S. Attorney Inquiry
     On October 7, 2003, the Company received a request from the SEC, in connection with an informal inquiry, for historical financial and related information. The SEC’s initial request sought a variety of documentation, including the Company’s accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates.
     On May 6, 2004, the Company was notified that the pending SEC informal inquiry had been converted into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and

Other.” The Company learned that the U.S. Attorney’s Office for the Southern District of New York had also commenced an inquiry that the Company understands relates to this same subject. On October 12, 2004, in connection with the SEC’s formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas the Company had previously received from the SEC.
     In connection with the SEC’s inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting matters, including but not limited to the establishment and adjustment of certain reserves and their impact on quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and are reviewing other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were discussed, and the reclassification and restatement adjustments were reflected, in the 2004 Form 10-K. More information with respect to the prior conclusions of the Audit Committee’s internal review and the impact of the reclassification and restatement adjustments on the reporting periods discussed in this Form 10-K is set forth in Notes 1 and 2 of “Notes to Consolidated Financial Statements.”
     Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and in January 2005 took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is a separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. None of the Company’s current corporate executive officers (who are identified under the heading “Executive Officers of the Company” following Item 4 of this Form 10-K) were the subject of disciplinary action by the Audit Committee. In connection with the determinations made by the Audit Committee, the Company’s former controller resigned effective February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers has been addressed by a separate committee of the Board. The Audit Committee internal review is substantially complete.
     In connection with the SEC’s formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, separately initiated an internal review to assign responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee’s internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period in which cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. In August 2005, the separate Board committee reached certain conclusions with respect to findings from its internal review and determined that no additional disciplinary actions were required beyond the disciplinary actions already taken by the Audit Committee, as described above. The separate Board committee internal review is substantially complete.
     Settlement discussions have recently commenced with the SEC regarding resolution of its investigation with respect to the Company. While these discussions are ongoing, there can be no assurance that the Company’s efforts to resolve the investigation with respect to the Company will be successful, and the Company cannot predict the timing or outcome of these matters or the terms of any such resolution. As a result of the initiation of these discussions, the Company recorded a reserve of $25 million for its fiscal year ended June 30, 2005 in respect of the SEC investigation. Unless and until the SEC investigation is resolved, there can be no assurance that the amount reserved by the Company for this investigation will be sufficient and that a larger amount will not be required. Therefore, this reserve will be reviewed on a quarterly basis and adjusted to the extent that the Company determines it is necessary.
     The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate Board committee internal review remain ongoing, although the Audit Committee internal review and the separate Board committee internal review are substantially complete. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate Board committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.
     In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, or this Form 10-K will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. As the SEC’s investigation, the U.S. Attorney’s inquiry and the Audit Committee’s internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, and this Form 10-K.
FTC Investigation
     In December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider customers seeking distribution services. The Company is in the process of responding to the FTC request. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.
New York Attorney General Investigation
     In April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information to the New York Attorney General’s office in response to the April 2005 subpoena as well as subsequent informal requests. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect on the Company’s business.
Other Matters
     In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with future and prior acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
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

Item 4: Submission of Matters to a Vote of Security Holders
     None during the quarter ended June 30, 2005.
Executive Officers of the Company
     The following is a list of the executive officers of the Company (information provided as of September 9, 2005):

NAME	AGE	POSITION

Robert D. Walter	60	Chairman and Chief Executive Officer

George L. Fotiades	52	President and Chief Operating Officer

Jeffrey W. Henderson	40	Executive Vice President and Chief Financial Officer

Ronald K. Labrum	49	Chairman and Chief Executive Officer — Integrated Provider Solutions and Cardinal Health International

Joseph C. Papa	49	Chairman and Chief Executive Officer — Pharmaceutical Technologies and Services

Mark W. Parrish	50	Chairman and Chief Executive Officer — Pharmaceutical Distribution and Provider Services

David L. Schlotterbeck	58	Chairman and Chief Executive Officer — Clinical Technologies and Services

Jody R. Davids	49	Executive Vice President and Chief Information Officer

Gary D. Dolch	57	Executive Vice President — Quality and Regulatory Affairs

Brendan A. Ford	47	Executive Vice President — Corporate Development, Interim General Counsel and Secretary

Anthony J. Rucci	54	Executive Vice President and President of Strategic Corporate Resources

Daniel J. Walsh	50	Executive Vice President and Chief Ethics and Compliance Officer

Carole S. Watkins	45	Executive Vice President — Human Resources
     Unless otherwise indicated, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.
     Robert D. Walter Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979, and with the Company’s predecessor business since its formation in 1971. Mr. Walter also serves as a director of the American Express Company, a travel, financial and network services company, and Viacom Inc., a media company. Mr. Walter is the father of Matthew D. Walter, a director of the Company.
     George L. Fotiades President and Chief Operating Officer since February 2004; President and Chief Executive Officer — Life Sciences Products and Services, December 2002 to February 2004; Executive Vice President and President and Chief Operating Officer — Pharmaceutical Technologies and Services, November 2000 to December 2002; Executive Vice President and Group President of R.P. Scherer Corporation, a subsidiary of the Company, August 1998 to October 2000. Mr. Fotiades serves as a director of ProLogis.
     Jeffrey W. Henderson Executive Vice President and Chief Financial Officer since May 2005; Executive Vice President since April 2005; President and General Manager of Eli Lilly Canada, Inc., a subsidiary of Eli Lilly and Company, a pharmaceutical company, July 2003 to April 2005; Vice President and Corporate Controller of Eli Lilly and Company, January 2000 to July 2003.

     Ronald K. Labrum Chairman and Chief Executive Officer — Integrated Provider Solutions and Cardinal Health International since August 2004; President and Chief Executive Officer — Integrated Provider Solutions, February 2004 to August 2004; Executive Vice President and Group President — Medical Products and Services, November 2000 to February 2004; President, Manufacturing and Distribution of Allegiance, a subsidiary of the Company, — October 2000 to November 2000; Corporate Vice President, Regional Companies/Health Systems of Allegiance, January 1997 to October 2000.
     Joseph C. Papa Chairman and Chief Executive Officer — Pharmaceutical Technologies and Services since December 2004; President and Chief Operating Officer of Watson Pharmaceuticals, Inc., November 2001 to November 2004; President and Chief Operating Officer of DuPont Pharmaceuticals Company, February 2001 to November 2001; President of global country operations for North America of Pharmacia Corp., a pharmaceutical company, April 2000 to February 2001.
     Mark W. Parrish Chairman and Chief Executive Officer — Pharmaceutical Distribution and Provider Services since August 2004; Executive Vice President and Group President — Pharmaceutical Distribution, January 2003 to August 2004; President, Medicine Shoppe, a subsidiary of the Company, July 2001 to January 2003; Executive Vice President — Retail Sales and Marketing, June 1999 to July 2001.
     David L. Schlotterbeck Chairman and Chief Executive Officer — Clinical Technologies and Services since August 2004; President of Alaris, a subsidiary of the Company, June 2004 to August 2004; President and Chief Executive Officer and a director of Alaris, November 1999 to June 2004. Mr. Schlotterbeck also serves as a director of STAAR Surgical Company, an ophthalmic implant company.
     Jody R. Davids Executive Vice President and Chief Information Officer since March 2003; Senior Vice President — Information Technology — Pharmaceutical Distribution, January 2000 to March 2003.
     Gary D. Dolch Executive Vice President — Quality and Regulatory Affairs since December 2002; Senior Vice President of Quality and Regulatory Affairs of the American Red Cross, May 2001 to December 2002; Vice President, Quality Assurance for the pharmaceutical operations of BASF, a chemical company, under the Knoll name, April 1995 to May 2001.
     Brendan A. Ford Executive Vice President — Corporate Development, Interim General Counsel and Secretary since April 2005; Executive Vice President — Corporate Development since November 1999.
     Anthony J. Rucci Executive Vice President and President of Strategic Corporate Resources since August 2004; Executive Vice President and Chief Administrative Officer, January 2000 to August 2004.
     Daniel J. Walsh Executive Vice President and Chief Ethics and Compliance Officer since May 2005; Vice President and Chief Compliance Officer of Scientific-Atlanta Inc., a supplier of broadband products and related electronics equipment to the cable television and telephony industries, May 2003 to May 2005; various compliance roles, including Vice President, Audit and Compliance and Corporate Compliance Officer, TI Group PLC/Smiths Group PLC (TI and Smiths merged January 2001), a designer and manufacturer of safety critical systems and products for medical, industrial and aerospace customers, 1993 to May 2003.
     Carole S. Watkins Executive Vice President — Human Resources since August 2000; Senior Vice President — Human Resources — Pharmaceutical Distribution and Provider Services, February 2000 to August 2000.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Shares are quoted on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2005 and 2004, and through the period ended on September 9, 2005, the last full trading day prior to the date of the filing of this Form 10-K.

	High	Low	Dividends
Fiscal 2004
Quarter Ended:
September 30, 2003	$67.96	$54.75	$0.030
December 31, 2003	63.73	55.99	0.030
March 31, 2004	68.90	59.13	0.030
June 30, 2004	75.98	65.61	0.030

Fiscal 2005
Quarter Ended:
September 30, 2004	$52.86	$42.33	$0.030
December 31, 2004	58.55	37.65	0.030
March 31, 2005	60.09	53.78	0.030
June 30, 2005	60.80	53.28	0.060

Fiscal 2006

Through September 9, 2005	$60.00	$57.28	$0.060
     As of September 9, 2005 there were approximately 19,400 shareholders of record of the Common Shares.
     The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Shares that
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program (1)(2)	Program

April 1-30, 2005	1,743,000	$55.22	1,743,000	$161,845,044
May 1-31, 2005	2,842,264	$56.94	2,842,264	—
June 1-30, 2005	192 (3)	$58.40	—	$1,000,000,000

Total	4,585,456	$56.29	4,585,264	$1,000,000,000

(1)	The Company repurchased approximately 4.6 million Common Shares during the fourth quarter of fiscal 2005 pursuant to a $500 million share repurchase program publicly announced on December 13, 2004 (the “December 2004 Program”). The December 2004 Program expired on May 18, 2005 when the entire $500 million in the aggregate purchase price of Common Shares had been repurchased. The final volume weighted average price per Common Share under the December 2004 Program was $56.76.

(2)	On June 27, 2005, the Company announced a $1.0 billion share repurchase program (the “June 2005 Program”). The Company expects to begin repurchasing Common Shares under the June 2005 Program in the first half of fiscal 2006. The June 2005 Program will expire when the entire $1 billion in aggregate purchase price of Common Shares has been repurchased.

(3)	Reflects Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

Item 6: Selected Financial Data
     In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its internal review and prior to filing the 2004 Form 10-K, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements, which were reflected in the 2004 Form 10-K. The following selected consolidated financial data reflects the impact of these adjustments.
     The selected consolidated financial data of the Company were prepared giving retroactive effect to the business combination with Bindley on February 14, 2001, which was accounted for as a pooling-of-interests transaction. The consolidated financial data include all purchase transactions as of the date of acquisition that occurred during these periods.
     The selected consolidated financial data below should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CARDINAL HEALTH, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per Common Share amounts)

	At or For the Fiscal Year Ended
	June 30, (1)
	2005	2004	2003 (2)	2002 (2)(3)	2001 (2)

Earnings Data:
Revenue	$74,910.7	$65,053.5	$56,731.5	$51,144.6	$47,944.3

Earnings from continuing operations before cumulative effect of changes in accounting	$1,046.7	$1,524.7	$1,381.2	$1,140.8	$840.6
Earnings/(loss) from discontinued operations (4)	4.0	(11.7)	(6.1)	—	—
Cumulative effect of changes in accounting (5) (6)	—	(38.5)	—	(70.1)	—

Net earnings	$1,050.7	$1,474.5	$1,375.1	$1,070.7	$840.6

Basic earnings per Common Share (7) Continuing operations	$2.43	$3.51	$3.10	$2.53	$1.90
Discontinued operations (4)	0.01	(0.03)	(0.02)	—	—
Cumulative effect of changes in accounting (5) (6)	—	(0.09)	—	(0.16)	—

Net basic earnings per Common Share	$2.44	$3.39	$3.08	$2.37	$1.90

Diluted earnings per Common Share (7) Continuing operations	$2.40	$3.47	$3.05	$2.48	$1.85
Discontinued operations (4)	0.01	(0.03)	(0.02)	—	—
Cumulative effect of changes in accounting (5) (6)	—	(0.09)	—	(0.15)	—

Net diluted earnings per Common Share	$2.41	$3.35	$3.03	$2.33	$1.85

Cash dividends declared per Common Share (7) (8)	$0.150	$0.120	$0.105	$0.100	$0.085

Balance Sheet Data:
Total assets	$22,059.2	$21,369.1	$18,465.1	$16,408.3	$14,601.1
Long-term obligations, less current portion and other short-term borrowings	$2,319.9	$2,834.7	$2,471.9	$2,207.0	$1,871.0
Shareholders’ equity	$8,593.0	$7,976.3	$7,674.5	$6,351.7	$5,403.5

(1)	Amounts reflect business combinations and the impact of special items in all periods presented. See Note 4 of “Notes to Consolidated Financial Statements” for a further discussion of special items affecting fiscal 2005, 2004 and 2003. Fiscal 2002 amounts reflect the impact of special items of $116.6 million ($73.7 million, net of tax). Fiscal 2001 amounts reflect the impact of special items of $124.9 million ($85.3 million, net of tax).

(2)	Subsequent to the filing of the 2004 Form 10-K, certain errors were indentified related to the restatement adjustments previously recorded in the 2004 Form 10-K within fiscal years 2003 through 2000. The impact of these errors was immaterial for all periods presented. See Note 1 of “Notes to Consolidated Financial Statements” for additional information.

(3)	During fiscal 2002, the Company recognized a benefit of approximately $23 million as a result of changes in the last-in, first-out (“LIFO”) calculation with respect to generic products in order to more accurately reflect inflationary indices. The Company determined that the cumulative effect of the change in LIFO methods was non-determinable due to the unavailability of historical information needed to calculate the effect. Therefore, in accordance with Accounting Principles Board Opinion No. 20, the Company did not record the adjustment as a cumulative effect of change in accounting principle.

(4)	On January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company proceeded with the discontinuation of these operations and included additional international and non-core domestic businesses to the discontinued operations. The Company sold substantially all of the remaining discontinued operations prior to the end of the third quarter of fiscal 2005. For additional information regarding discontinued operations, see Note 22 of “Notes to Consolidated Financial Statements.”

(5)	Effective at the beginning of fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of costs of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of products sold upon sale of inventory. For more information regarding the change in accounting, see Note 16 of “Notes to Consolidated Financial Statements.”

(6)	In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units are delivered to the customer to recognizing revenue when the units are installed at the customer site.

(7)	Basic earnings, diluted earnings and cash dividends per Common Share have been adjusted to retroactively reflect all stock dividends and stock splits through June 30, 2005.

(8)	Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.
     In connection with certain conclusions made by the Audit Committee during September and October 2004 as part of its ongoing internal review and prior to filing the 2004 Form 10-K, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements, which were reflected in the 2004 Form 10-K. As a result, the Company supplemented its historical disclosures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect these reclassification and restatement adjustments on previously reported Company and business segment operating earnings performance. All prior period disclosures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect these changes.
OVERVIEW
     Cardinal Health is a leading provider of products and services supporting the health care industry. The Company helps health care providers and manufacturers improve the efficiency and quality of health care. For further information regarding the Company’s business, please see “Part I, Item 1: Business” within this Form 10-K.

Results of Operations
     The following summarizes the Company’s results of operations for the fiscal years ended June 30, 2005, 2004 and 2003.

(in millions, except per Common Share amounts)	Growth (1)		Results of Operations
Years ended June 30,	2005	2004	2005	2004	2003

Revenue	15%	15%	$74,910.7	$65,053.5	$56,731.5
Operating earnings	(25)%	7%	$1,762.8	$2,348.8	$2,187.0
Earnings from continuing operations before cumulative effect of change in accounting	(31)%	10%	$1,046.7	$1,524.7	$1,381.2
Net earnings	(29)%	7%	$1,050.7	$1,474.5	$1,375.1
Net diluted earnings per Common Share	(28)%	11%	$2.41	$3.35	$3.03

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.
     The results of operations during the fiscal years noted in the table above reflect the breadth of products and services the Company offers and the increasing demand for the Company’s diverse portfolio of products and services, which led to revenue growth in every segment of the Company. The Company continues to experience strong demand from health care providers for the Company to provide integrated solutions. Integrated solutions include products and services from multiple lines of businesses within the Company, and currently represent approximately $7 billion of annual sales.
     The Company’s operations are organized into four reportable segments, Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services. See Note 18 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2005.
     The Company’s Pharmaceutical Distribution business is in a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, the compensation received by the Pharmaceutical Distribution business from branded pharmaceutical manufacturers was based on each manufacturer’s unique sales practices (e.g., volume of product available for sale, eligibility to purchase product, cash discounts for prompt payment, rebates, etc.) and pharmaceutical pricing practices (e.g., the timing, frequency and magnitude of product price increases). Specifically, a significant portion of the compensation the Pharmaceutical Distribution business received from manufacturers was derived from the Company’s ability to purchase pharmaceutical inventory in advance of pharmaceutical price increases, hold that inventory as manufacturers increased pharmaceutical prices, and generate a higher operating margin on the subsequent sale of that inventory. This compensation system was dependent to a large degree upon the sales practices of each branded pharmaceutical manufacturer, including established policies concerning the volume of product available for purchase in advance of a price increase, and on predictable pharmaceutical pricing practices.
     Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of pharmaceutical product available in the supply chain, and, as a result, began to change their sales practices by restricting the volume of product available for purchase by pharmaceutical wholesalers. In addition, manufacturers have increasingly sought more services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that the manufacturers have sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes have significantly reduced the compensation received by the Company from branded pharmaceutical manufacturers. As a result of these actions by branded pharmaceutical manufacturers, the Company concluded it was no longer being adequately and consistently compensated for the reliable and consistent logistical, capital and administrative services being provided by the Company to these manufacturers.
     In response to the developments discussed above, the Company has established a compensation system that is significantly less dependent on manufacturers’ sales or pricing practices, and is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer’s products. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that adequately compensate the Company based on the services being provided to such manufacturers. The initial fee-for-service transition is essentially complete, which should help reduce earnings volatility in the segment.
     As part of the transition to fee-for-service terms, certain of the new distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with certain other branded manufacturers still continue to be solely inflation-based. If branded pharmaceutical price inflation is lower than the

Company has anticipated, its operating results could be adversely affected with respect to its current exposure to contingent fee-based compensation in its Pharmaceutical Distribution business. In addition, certain key distribution service agreements will be re-negotiated in the latter half of fiscal 2006 and into fiscal 2007 when their initial terms expire. If the terms of the re-negotiated agreements are unfavorable to the Company, it could adversely affect the Company’s operating results.
     Revenue and operating earnings within the Pyxis products business of the Clinical Technologies and Services segment declined significantly during fiscal 2005. The decline was a result of the following:
•	a lengthened sales and installation cycle;

•	the delayed introduction of Pyxis MedStation® 3000, the next generation of Pyxis’ medication management system;

•	increased competition within the industry; and

•	the impact from the Audit Committee’s internal review, as more fully described in Note 1 of “Notes to Consolidated Financial Statements,” which created execution issues as the efforts and attention of certain sales and installation teams were diverted from ordinary business operations.
The Company believes that these adverse conditions impacted the Pyxis products business in the short-term, and it remains confident in the long-term prospects for this business due to the expected efficiencies from the formation of the Clinical Technologies and Services segment, the greater efficiency to be realized from new installation processes and continuing customer demand for products and services focusing on patient safety. During the fourth quarter of fiscal 2005, the Pyxis products business established momentum for fiscal 2006 as evidenced by its increased committed contracts primarily for its new product, Pyxis MedStation 3000.
     Operating earnings within the Company’s Pharmaceutical Technologies and Services segment declined during fiscal 2005. The decline was due in part to the continued delays in opening new facilities and existing facilities operating below planned capacity within the Biotechnology and Sterile Life Sciences business, including the Humacao, Puerto Rico facility. The Company decided to close the sterile manufacturing facility in Humacao, Puerto Rico as part of the global restructuring program associated with its One Cardinal Health initiative. These operations had underperformed relative to Company expectations, due in part to continued regulatory issues at the facility. The decision does not affect the Company’s other operations in Puerto Rico or at other locations worldwide. In addition, the operating earnings decline within this segment was also the result of lower demand for medical communication services within the Healthcare Marketing Services business. The adverse conditions experienced by the segment were partially offset by the strength of certain softgel and controlled release products, as well as the year-over-year impact of acquisitions.
Global Restructuring Program
     As previously reported, during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with the goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be substantially complete by the end of fiscal 2008 and to improve operating earnings and position the Company for future growth. The actual operating earnings improvements for fiscal 2005 were estimated by the Company to have been in excess of the expected improvement of $125 million. The program is expected to improve operating earnings by approximately $190 million for fiscal 2006.
     The Company expects the program to be implemented in two phases. The first phase of the program focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of the program.
     The second phase of the program will focus on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments, and continue to streamline internal operations. See the Form 8-K filed by the Company on August 5, 2005 for a description of the costs the Company expects to incur in connection with the second phase of the program. See Notes 4 and 21 of “Notes to Consolidated Financial Statements” for discussion of the restructuring costs incurred by the Company during fiscal 2005 related to both phases of the global restructuring program.

Government Investigations and Board Committee Internal Reviews
     The Company is currently the subject of a formal investigation by the SEC relating to certain accounting matters and the U.S. Attorney for the Southern District of New York is conducting an inquiry with respect to the Company. The Company’s Audit Committee also is conducting its own internal review, assisted by independent counsel, which internal review is ongoing. In addition, a Board committee, with the assistance of independent counsel, is separately conducting an internal review to assign responsibility for the matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers, which internal review is also ongoing. Settlement discussions have recently commenced with the SEC regarding resolution of its investigation with respect to the Company, and the Company has recorded a reserve of $25 million for fiscal 2005 in respect of the SEC investigation. For further information regarding these matters, see “Part I, Item 3: Legal Proceedings” and Note 1 of “Notes to Consolidated Financial Statements” in this Form 10-K.
Product Safety
     As a leading provider of products and services supporting the health care industry, including the distribution of pharmaceuticals and other health care products, the Company is monitoring issues regarding the safety of the supply chain for pharmaceuticals and other health care products. The Company will continue to work proactively with all participants and regulators in the pharmaceutical supply chain to help ensure it is safe and efficient. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.
Acquisitions
     On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of Alaris, a provider of intravenous medication safety products and services. On July 7, 2004, Alaris merged with a subsidiary of the Company to complete the transaction. The value of the transaction, including the assumption of Alaris’ debt, totaled approximately $2.1 billion. For further information regarding the Alaris acquisition, the valuation of the acquisition’s intangibles, and the impact on segment reporting, see Notes 4, 17 and 18 of “Notes to Consolidated Financial Statements.” Prior to the completion of the ALARIS acquisition, on June 16, 2004, ICU Medical, Inc. filed a patent infringement lawsuit against ALARIS in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the ALARIS SmartSite® family of needle-free values and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief preventing ALARIS from selling SmartSite® products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action.
     During December 2003, the Company completed its acquisition of Intercare, an European pharmaceutical products and services company. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt. See Note 18 of “Notes to Consolidated Financial Statements” for further information regarding the impact that this acquisition had on the Company’s segment reporting.
     During fiscal 2005, 2004 and 2003, the Company completed numerous acquisitions, including, Alaris, Intercare and Syncor. The Company’s trend with regard to acquisitions has been to expand its role as a provider of services to the health care industry. This trend has resulted in expansion into areas that complement the Company’s existing operations and provide opportunities for the Company to develop synergies with, and strengthen, the acquired business. As the health care industry continues to change, the Company evaluates possible candidates for merger or acquisition and intends to take advantage of opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. There can be no assurance that the Company will be able to successfully take advantage of any such opportunity or consummate any such transaction, if pursued. To the extent that the Company continues to pursue acquisitions, its ability to complete such transactions may be adversely affected by the government investigations described under “Part I, Item 3: Legal Proceedings” and Note 1 of “Notes to Consolidated Financial Statements” in this Form 10-K. If additional transactions are pursued or consummated, the Company would incur additional merger- and acquisition-related costs, and may need to enter into funding arrangements for such mergers or acquisitions. There can be no assurance that the integration efforts associated with any such transaction would be successful.

RESULTS OF OPERATIONS
     The following sections provide additional detail regarding the results of operations of the Company and, where applicable, the results of operations of the Company’s reportable segments.
Revenue
     Revenue for the Company and its reportable segments are as follows:

	For the Fiscal Year Ended June 30, (1)
(in millions)	2005	2004	2003

Pharmaceutical Distribution and Provider
Services (“PDPS”)
Non-Bulk Revenue	$36,759.4	$34,325.2	$30,301.4
Bulk Revenue (2)	24,084.4	18,009.0	15,426.5

Total PDPS	60,843.8	52,334.2	45,727.9

Medical Products and Services	9,824.0	9,143.5	8,024.9
Pharmaceutical Technologies and Services	2,975.8	2,804.1	2,250.0
Clinical Technologies and Services	2,189.3	1,550.6	1,410.3
Corporate (3)	(922.2)	(778.9)	(681.6)

Total Company Revenue	$74,910.7	$65,053.5	$56,731.5

(1)	See Note 18 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2005.

(2)	See discussion below within the Pharmaceutical Distribution and Provider Services section for the Company’s definition of Bulk Revenue.

(3)	Corporate revenue primarily consists of the elimination of intersegment revenue for all periods presented and foreign currency translation adjustments in fiscal 2004 and 2003. See footnote 6 of Note 18 of “Notes to Consolidated Financial Statements” for additional information regarding the foreign currency translation adjustments.
     The following table summarizes the revenue growth rates for the Company and its reportable segments, as well as the percent of Company revenue, excluding Corporate, each segment represents:

			Percent of Company
	Growth (1)			Revenue
Years ended June 30,	2005	2004	2005	2004	2003

Pharmaceutical Distribution and Provider Services	16%	14%	80%	80%	80%
Medical Products and Services	7%	14%	13%	14%	14%
Pharmaceutical Technologies and Services	6%	25%	4%	4%	4%
Clinical Technologies and Services	41%	10%	3%	2%	2%

Total Company	15%	15%	100%	100%	100%

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.
     Total Company. Total Company revenue increased 15% during each of fiscal 2005 and 2004. The revenue growth in these fiscal years resulted from the following:
•	a higher sales volume across each of the Company’s segments;

•	revenue growth from existing customers;

•	the addition of new customers, some of which resulted from new corporate arrangements with health care providers that integrate the Company’s diverse offerings;

•	the addition of new products;

•	pharmaceutical price increases within its Pharmaceutical Distribution business averaging approximately 4.9% and 6.2%, respectively, during fiscal 2005 and 2004; and

•	the year-over-year impact of acquisitions.

     These increases during fiscal 2005 were partially offset by slower revenue growth within the Pharmaceutical Technologies and Services segment and a decline in revenue from Pyxis products within the Clinical Technologies and Services segment.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services revenue growth of 16% in fiscal 2005 resulted from strong sales to customers within this segment’s core Pharmaceutical Distribution business. The most significant growth was in “Bulk Revenue” (defined below), which increased approximately 34%. See the Bulk Revenue discussion below for further details. In addition, annualized pharmaceutical price increases of approximately 4.9% contributed to the growth in this segment. However, the rate of price increases was lower than the rate experienced over the prior fiscal year.
     As discussed in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-K, during fiscal 2004, the Company decided to aggregate revenue classes. “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” were combined for all periods presented so that total revenue and total cost of products sold are presented as single amounts in the consolidated statements of earnings. Beginning with the 2004 Form 10-K, information concerning the portion of the Company’s revenue that arises from Bulk Revenue is discussed in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information regarding this reclassification, see Note 2 of “Notes to Consolidated Financial Statements.”
     The Pharmaceutical Distribution and Provider Services segment reports transactions with the following characteristics as “Bulk Revenue”:
•	deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products;

•	delivery of products to the customer in the same bulk form as the products are received from the manufacturer;

•	warehouse to customer warehouse or process center deliveries; or

•	deliveries to customers in large or high volume full case quantities.
     Bulk Revenue for fiscal 2005 was $24.1 billion compared to $18.0 billion in fiscal 2004. The increase in Bulk Revenue primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers purchasing from the Company rather than directly from the manufacturer.
     The Company continues to provide disclosure concerning its bulk sales due to the differences in the nature and character of the business activities associated with bulk and non-bulk revenues. Non-bulk activities tend to be more complex as the Company receives inventory in large or full case sizes from the manufacturer, breaks it down into smaller sizes, warehouses the product, picks products specific to a customer’s order and delivers that order to customer locations (such as retail pharmacies or individual hospitals) generally on a just-in-time basis and in small sizes. While certain of the above activities occur with some bulk transactions, bulk typically involves much larger sizes, generally in unopened cases or full pallets, which are shipped either directly from the manufacturer or from the Company to customers’ own warehousing facilities.
     The Company’s classification of sales as bulk or non-bulk also corresponds to its four business operations within Pharmaceutical Distribution. Applying the definition set forth above, all revenue in the brokerage and trading operations is classified as bulk. All revenue in the repackaging operation is classified as non-bulk. Within the core facilities operation, revenue is classified as bulk or non-bulk on a customer-by-customer basis, based solely upon the type of customer involved. Shipments to warehouses and processing centers (primarily retail chain and mail order customers) are classified as bulk revenue. All other core facilities revenue is classified as non-bulk revenue.
     This segment’s revenue growth of 14% in fiscal 2004 resulted primarily from strong sales to existing customers, sales to new customers and pharmaceutical price increases. Sales growth to existing customers within the retail chain and alternate site categories in this segment’s Pharmaceutical Distribution business showed particular strength. This segment also benefited from contract wins during fiscal 2004, pharmaceutical price increases averaging approximately 6.2% during fiscal 2004 and an extra business day. These revenue gains were partially dampened by continued reduction in business with Kmart Holding Corp. (“Kmart”) due to Kmart’s closure of various stores and certain contract losses during fiscal 2004 in this segment’s Pharmaceutical Distribution business.
     Medical Products and Services. The Medical Products and Services revenue growth of 7% in fiscal 2005 resulted primarily from increased volume from existing customers, new contracts signed during fiscal 2004 within the medical-surgical distribution business, strong international growth, especially in Canada and Europe, favorable foreign exchange translation and increased revenue from the Specialty Distribution business. The 6% growth in the medical-surgical distribution business was primarily from increased sales to hospital supply and ambulatory care customers and the 11% growth within the Specialty Distribution business resulted from increased revenue from the business’ largest customer and growth of the existing customer base. This segment’s revenue growth was adversely affected by slower growth in the sale of self-manufactured products, and the loss of certain business from customers within a GPO.
     The Specialty Distribution business’ largest customer has notified the Company that they will begin self distribution on January 1, 2006 which will significantly impact revenue and operating earnings for this business during the second half of fiscal 2006. This customer represented approximately $1.5 billion or 16% of this segment’s fiscal 2005 revenue. The Company plans to partially mitigate this loss through the addition of a large, new customer agreement signed in April 2005 and cost cutting measures.
     This segment’s revenue growth of 14% in fiscal 2004 resulted primarily from increased sales momentum from new and existing contracts within the distribution business as well as from increased sales volume from the segment’s international businesses. New contracts drove increased sales of both distributed and self-manufactured products, with sales from the distribution business particularly strong during fiscal 2004. The international businesses also generated strong revenue growth, increasing nearly 19% from the prior fiscal year. Approximately 14% of the international business revenue growth related to changes in foreign currency rates. Sales of new self-manufactured products, particularly enhancements within surgeon glove products, also contributed to the overall revenue growth. This segment’s revenue growth was above industry averages during fiscal 2004.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s revenue growth of 6% in fiscal 2005 resulted primarily from strong demand for certain softgel products, the impact of acquisitions, primarily Intercare and the acquisition of Geodax within the Nuclear Pharmacy Services business, and the impact of foreign exchange rates. Revenue growth was offset by certain regulatory issues as noted below. The net impact of acquisitions and divestitures within this segment accounted for approximately 5% of the revenue growth in fiscal 2005. Revenue in fiscal 2005 increased by approximately 2% as a result of the impact of foreign exchange rates. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 6 to the table in Note 18 of “Notes to Consolidated Financial Statements” for additional discussion as it relates to fiscal 2004 constant rate adjustment). The segment’s growth was adversely affected by the continued delays in opening new facilities and existing facilities operating below planned capacity within the Company’s Biotechnology and Sterile Life Sciences business, including underperformance at the Humacao, Puerto Rico facility. The segment’s growth was also adversely affected by lower demand for medical communication services within the Healthcare Marketing Services business.
     This segment’s revenue growth of 25% in fiscal 2004 resulted from acquisitions and sales momentum within the Pharmaceutical Development, Nuclear Pharmacy Services and Packaging Services businesses. Approximately 5% of this segment’s revenue growth was due to the inclusion of Intercare, an acquisition completed during December 2003. Intercare’s results of operations are not included in the prior period amounts. Intercare’s operations had considerable sales momentum after the acquisition was completed, particularly in the fourth quarter of fiscal 2004. Also, this segment’s revenue growth benefited from the inclusion of Syncor, an acquisition that was completed on January 1, 2003. Syncor’s results of operations are not included in the amounts for the first half fiscal 2003. Acquisitions within this segment accounted for approximately 23% of the revenue growth during fiscal 2004.
     This segment’s fiscal 2004 revenue growth was partially dampened by a delay in startup of commercial manufacturing of key sterile products from signed contracts as certain regulatory inspections and product approvals were delayed in the Biotechnology and Sterile Life Sciences business. Revenue growth was not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operations’ revenue into U.S. dollars. The impact of actual foreign exchange rate changes for translation purposes is retained within the Corporate segment (see footnote 6 of the table in Note 18 in “Notes to Consolidated Financial Statements”).
     Clinical Technologies and Services. The Clinical Technologies and Services revenue growth of 41% in fiscal 2005 resulted primarily from the impact of the acquisition of Alaris and strong revenue growth within the Clinical Services and Consulting business offset by significant revenue declines within the Pyxis products business. The Alaris acquisition accounted for approximately 41% of this segment’s total revenue growth for fiscal 2005. Alaris’ results of operations are not included in the prior period amounts. The Pyxis products business experienced a revenue decline of approximately 17% in fiscal 2005 due to the following:
•	a lengthened sales and installation cycle;

•	the delayed introduction of Pyxis MedStation® 3000, the next generation of Pyxis’ medication management system;

•	increased competition within the industry; and

•	the impact from the Audit Committee’s internal review, as more fully described in Note 1 of “Notes to Consolidated Financial Statements,” which created execution issues as the efforts and attention of certain sales and installation teams were diverted from ordinary business operations.
     The Company believes that these adverse conditions impacted the Pyxis products business’ in the short-term, and it remains confident in the long-term prospects for this business due to the expected efficiencies from the formation of the Clinical Technologies and Services segment, the greater efficiency to be realized from new installation processes and continuing customer demand for products and services focusing on patient safety. During the fourth quarter of fiscal 2005, the Pyxis products business established momentum for fiscal 2006 as evidenced by its increased committed contracts primarily for its new product, Pyxis MedStation 3000.
     In fiscal 2004, the Pyxis products business sold portions of its leased asset portfolio at the direction of Corporate. The proceeds were transferred to Corporate, and the Pyxis products business subsequently received a $21.0 million allocation from Corporate related to the estimated interest income that would have been earned had the associated lease portfolios not been sold. This allocation was recorded within revenue, consistent with the recording of interest income received from sales-type leases. Effective the first quarter of fiscal 2005, the Pyxis products business did not receive this Corporate allocation. See footnote 6 to the table in Note 18 of “Notes to Consolidated Financial Statements” for further details.

     The Clinical Technologies and Services segment’s revenue growth of 10% in fiscal 2004 is reflective of the premature revenue recognition adjustment resulting from the Audit Committee’s internal review as more fully described in Note 1 of “Notes to Consolidated Financial Statements.” Operationally, this segment’s revenue growth in fiscal 2004 included sales growth within the medication product lines (such as the Pyxis MedStation® system), the addition of new products and 12% growth within the Clinical Services and Consulting business. This segment was adversely affected by a softening of demand at the hospital level for Pyxis products. As discussed above, in order to aid in the comparability of this segment’s operating results, during fiscal 2004, the Company recorded a Corporate allocation adjustment to this segment’s revenue of $21.0 million representing an estimate of interest income this segment would have earned had the Company not completed sales of its lease receivables.
Operating Earnings
     Operating earnings for the Company and its reportable segments are as follows:

	For the Fiscal Year Ended June 30, (1)
(in millions)	2005	2004	2003

Pharmaceutical Distribution and Provider Services	$1,040.2	$1,061.5	$1,086.2
Medical Products and Services (2)	672.4	694.4	624.1
Pharmaceutical Technologies and Services	337.0	465.4	368.3
Clinical Technologies and Services	273.2	336.6	316.7
Corporate (2) (3) (4)	(560.0)	(209.1)	(208.3)

Total Company Operating Earnings	$1,762.8	$2,348.8	$2,187.0

(1)	See Note 18 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2005.

(2)	The cost of the Company’s shared service center in Albuquerque New Mexico, which was previously reported within the Corporate segment, has been classified within the Medical Products and Services operating earnings for fiscal 2004 and 2003 to more accurately reflect the costs within the segment which received the benefits from the shared service center. The cost of these services was approximately $18.2 million, $18.4 million and $19.0 million, respectively, for fiscal 2005, 2004 and 2003.

(3)	Corporate operating earnings primarily include special items, impairment charges, investment spending and unallocated corporate administrative expenses. See Note 18 of “Notes to Consolidated Financial Statements” for a description of Corporate operating earnings.

(4)	During the first quarter of fiscal 2006, the Company will modify the way in which corporate costs are allocated to the business segments to better align corporate spending with the business segments based on the benefits received. The presentation of the first quarter of fiscal 2006 results will include a re-allocation of the historical segment amounts for comparative purposes.
     The following table summarizes the operating earnings growth rates for the Company and its reportable segments, as well as the percent of Company operating earnings, excluding Corporate, each segment represents:

			Percent of Company
	Growth (1)		Operating Earnings
Years ended June 30,	2005	2004	2005	2004	2003

Pharmaceutical Distribution and Provider Services	(2)%	(2)%	45%	42%	45%
Medical Products and Services	(3)%	11%	29%	27%	26%
Pharmaceutical Technologies and Services	(28)%	26%	14%	18%	16%
Clinical Technologies and Services	(19)%	6%	12%	13%	13%

Total Company (2)	(25)%	7%	100%	100%	100%

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

(2)	The Company’s overall operating earnings growth of (25)% and 7%, respectively, in fiscal 2005 and 2004 includes the effect of special items and impairment charges. Special items and impairment charges are not allocated to the segments.

See Notes 4 and 21 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s special items and impairment charges.
     Total Company operating earnings decreased 25% and increased 7% during fiscal 2005 and 2004, respectively. The following paragraphs provide a description of the varying dynamics affecting the total Company’s operating earnings for fiscal 2005 and 2004.
     Total Company. Total Company operating earnings decreased 25% during fiscal 2005 as a result of declining operating earnings in each of the Company’s reportable segments. The Company’s gross margins were dampened primarily by the following:
•	reduced vendor margins within the Pharmaceutical Distribution business driven primarily by changes in branded pharmaceutical manufacturers’ sales and pricing practices (see the “Overview” section for further discussion) and competitive pricing;

•	increased mix of lower-margin distribution business, competitive pricing and increased raw material and fuel costs within the Medical Products and Services segment;

•	continued regulatory issues adversely affecting manufacturing efficiencies within the Pharmaceutical Technologies and Services segment; and

•	a lengthened sales and installation cycle, new product launch delays and increased competition within the Pyxis products business in the Clinical Technologies and Services segment.
     Total Company operating earnings were also adversely affected by the unfavorable impact related to special items of $264.2 million in fiscal 2005. These increased costs related to the Company’s global restructuring program associated with its One Cardinal Health initiative, the SEC investigation and Audit Committee internal review and related matters and the integration of certain acquisitions, which were partially offset by settlements received in antitrust and vitamin litigation (see Note 4 of “Notes to Consolidated Financial Statements” for additional information).
     In addition, the Company recorded $118.0 million for asset impairments during fiscal 2005 compared to gains of $11.5 million in fiscal 2004 (see Note 21 of “Notes to Consolidated Financial Statements” for additional information). Total Company operating earnings for fiscal 2005 were also impacted by the following:
•	the favorable impact of approximately $31.7 million from changes in the LIFO reserve, primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories;

•	an increase in profit sharing expense of approximately $38.9 million compared to fiscal 2004;

•	an increase in incentive compensation expense of approximately $36.3 million compared to fiscal 2004;

•	expenses of approximately $28.2 million within the Medical Products and Services segment related to the estimated remaining liabilities and settlement of insurance proceeds due for outstanding latex litigation;

•	purchase accounting adjustments related to the Alaris acquisition, which included an inventory valuation adjustment to “fair value,” and the adjusted, higher cost inventory being sold, adversely affecting gross margins by approximately $23.6 million;

•	product line rationalization and inventory and accounts receivable reserve adjustments within the Pyxis products business of approximately $30.3 million;

•	an increase in inventory reserves within the Pharmaceutical Distribution and Provider Services segment of approximately $14.7 million related to a generic manufacturer’s bankruptcy and $10.0 million related to slow moving inventory; and

•	an increase in audit and audit-related fees of approximately $7.5 million compared to fiscal 2004 due to increased costs associated with complying with the Sarbanes-Oxley Act of 2002, expanded audit procedures and a revision in the allocation of audit and audit-related fees to fiscal periods.
     Total Company operating earnings increased 7% during fiscal 2004 primarily as a result of the Company’s revenue growth of 15% during the same time period, which yielded a gross margin increase of 6%. Gross margins grew at a slower rate than revenue primarily as a result of the following:
•	the continued dampening effect of reduced vendor margins and competitive pricing within the Pharmaceutical Distribution business driven by changes to its business model (see the “Overview” section for further discussion);

•	an increased mix of lower-margin distribution business within the Medical Products and Services segment;

•	an increased mix of lower margin business, primarily Nuclear Pharmacy Services business, within the Pharmaceutical Technologies and Services segment; and

•	competitive product and pricing actions within the Clinical Technologies and Services segment.

     The overall increase in gross margin in fiscal 2004 reflects the increased contributions from the Company’s operating segments outside of the Pharmaceutical Distribution and Provider Services segment, which generate higher gross margins and operating earnings (as a percentage of revenue). These segments accounted for more than one-half of the Company’s operating earnings. Acquisitions completed by the Company accounted for approximately 3% of the operating earnings growth.
     The increases in revenue and gross margin were partially offset by a 4% increase in selling, general and administrative expenses during fiscal 2004 as well as an increase of $17.5 million in the Company’s special items. The overall increase in operating expenses was primarily a result of the additional expenses resulting from acquisitions, higher personnel costs associated with overall business growth and an increase in depreciation and amortization costs. Additionally, the Company continued to invest in research and development and strategic initiatives that will benefit future periods. Investments of approximately $115 million in fiscal 2004 were charged against current operating earnings as incurred. These increases in selling, general and administrative expenses were offset partially by a reduction versus the prior fiscal year in incentive compensation expenses of approximately $64 million due to the performance of the Company’s consolidated operations relative to management’s expectations and established financial performance metrics. Such reduction affected all of the Company’s business segments. The expense increases were also offset by adjustments of certain trade receivable reserves and lower bad debt expenses, with a combined impact of approximately $10 million, due to changes in customer-specific credit exposures and improvements in customer credit, billing and collection processes yielding significant reductions in past due and uncollectible accounts. In addition, operating earnings included $11.5 million of net gains on the sale of certain businesses and assets which were recorded in “impairment charges and other.”
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services operating earnings decreased 2% during fiscal 2005 primarily as a result of reduced vendor margins resulting from changes in branded pharmaceutical manufacturers’ sales and pricing practices, as discussed above in the “Overview” section, and competitive pricing pressures. As discussed above, branded pharmaceutical manufacturers have changed their sales practices by restricting product available for purchase by pharmaceutical wholesalers. In addition, branded pharmaceutical manufacturers’ product pricing practices have become less predictable, as the frequency of price increases has slowed and the amounts have decreased versus historical levels. For fiscal 2005, annualized pharmaceutical price increases were approximately 4.9% compared to 6.2% in fiscal 2004. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that adequately compensate the Company based on the services being provided to such manufacturers. The initial fee-for-service transition is essentially complete, which should help reduce earnings volatility in the segment.
     This segment’s operating earnings were also favorably impacted by $31.7 million from changes in the LIFO reserve primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories. Operating earnings were also impacted by improved margins from generic products and expense control within the Pharmaceutical Distribution business which resulted in lowering selling, general and administrative expenses as a percentage of sales. In addition, operating earnings during fiscal 2005 were adversely impacted by approximately $14.7 million for inventory reserves related to a generic manufacturer’s bankruptcy, approximately $10.0 million related to slow moving inventory reserves and approximately $7.8 million as a result of inventory rationalization of certain health and beauty care products.
     This segment’s operating earnings decreased 2% during fiscal 2004 primarily due to reduced vendor margins caused by the changing business model within the Pharmaceutical Distribution business (as further described in the “Overview” section) and the impact of competitive pricing. Other adjustments within the Pharmaceutical Distribution business that negatively impacted this segment in fiscal 2004 included an increase in inventory valuation and vendor dispute reserves in the fourth quarter of approximately $11.7 million and an adverse adjustment in the third quarter of approximately $9.2 million for vendor margins. In addition, one of several aspects of the business model transition adversely impacting Pharmaceutical Distribution’s year-over-year operating earnings was the change in estimation of vendor margin with generic, health and beauty products and pharmaceutical manufacturers with an impact of approximately $15.3 million. These declines were partially offset by the following:
•	segment revenue growth of 14% coupled with expense control;

•	a change in accounting for cash discounts resulting in additional gross margin of $20.0 million in fiscal 2004 (see additional discussion of the accounting change in Note 16 of “Notes to Consolidated Financial Statements”);

•	a favorable year-over-year impact of $14.7 million from changes in LIFO reserve;

•	a favorable year-over-year impact of lower incentive compensation expense;

•	a favorable year-over-year impact of certain non-recurring expenses recorded in fiscal 2003 relating to operations from the Bindley acquisition; and

•	a favorable year-over-year impact of $34 million charge recorded in fiscal 2003 relating to the segment’s vendor margins with its generic suppliers.

     Medical Products and Services. The Medical Products and Services segment’s operating earnings decreased 3% during fiscal 2005 primarily as a result of pricing pressures related to self-manufactured products, increased raw material and fuel costs, an increased mix of lower margin distributed products, and competitive pricing on a large GPO contract. Operating earnings were also adversely impacted by a $28.2 million charge for latex litigation as more fully described within Note 11 of “Notes to Consolidated Financial Statements.” Selling, general and administrative expenses grew 10% during fiscal 2005 primarily due to the charge for latex litigation described above and higher personnel costs associated with the overall business growth. These items were partially offset by revenue growth of 7%, manufacturing efficiencies, expense control related to the Company’s global restructuring program and incremental operating earnings from new customers.
     This segment’s operating earnings growth of 11% during fiscal 2004 resulted primarily from revenue growth of 14% during the same time period, led by sales momentum from distribution contracts and gains within international markets. This segment also realized manufacturing productivity improvements resulting in gross margin gains. In addition, operating earnings benefited from lower incentive compensation expense versus prior year. This segment’s operating earnings growth was partially dampened by the increased mix of lower margin distributed products, competitive pricing within the industry and an increase of approximately $9 million in raw material prices.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s operating earnings decreased 28% during fiscal 2005 primarily due to the continued delays in opening new facilities and existing facilities operating below planned capacity within the Company’s Biotechnology and Sterile Life Sciences business, including underperformance at the Humacao, Puerto Rico facility. During the fourth quarter of fiscal 2005, the Company decided to close the sterile manufacturing facility in Humacao, Puerto Rico as part of its global restructuring program. These operations had underperformed relative to Company expectations, due in part to continued regulatory issues at the facility. The decision does not affect the Company’s other operations in Puerto Rico or at other locations worldwide.
     In addition, the operating earnings in this segment’s Healthcare Marketing Services business were adversely affected by lower demand for medical communication services. Operating earnings were also adversely impacted by approximately $8.0 million related to the write down of inventory within the Biotechnology and Sterile Life Sciences business. The operating earnings declines were partially offset by the strength of certain softgel and controlled release products, and the year-over-year impact of acquisitions of approximately 6%. The impact of foreign exchange rates on operating earnings did not significantly affect the fiscal 2005 growth rates above. This takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment. See footnote 6 to the table in Note 18 of “Notes to Consolidated Financial Statements” for additional discussion as it relates to the fiscal 2004 constant rate adjustment and the change made in fiscal 2005.
     This segment’s operating earnings growth of 26% during fiscal 2004 resulted primarily from revenue growth of 25% during the same time period, with sales momentum in the Pharmaceutical Development, Nuclear Pharmacy Services and Packaging Services businesses showing particular strength. This segment also benefited from acquisitions completed by the Company, specifically Intercare and Syncor. The acquisition of Intercare was completed during the second quarter fiscal 2004 and, therefore, its results of operations are not included in the prior period. Also, Syncor’s results of operations are not included in the first half of fiscal 2003 because the acquisition was completed on January 1, 2003. Acquisitions within this segment accounted for approximately 18% of the operating earnings growth during fiscal 2004.
     This segment’s gross margin as a percentage of revenue was negatively impacted by the increase in services provided by the Nuclear Pharmacy Services business, which has a lower gross margin ratio as compared to the other businesses within this segment. The segment’s operating earnings also benefited year-over-year by reduced incentive compensation expenses. Operating earnings growth was dampened by the delay in startup of commercial manufacturing of certain sterile products as discussed in this segment’s Revenue discussion. In addition, this segment’s fiscal 2004 operating earnings growth was not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operations’ operating earnings into U.S. dollars. The impact of actual foreign exchange rate changes for translation purposes was retained within the Corporate segment in fiscal 2004. See footnote 6 to the table in Note 18 in “Notes to Consolidated Financial Statements” for additional discussion as it relates to the fiscal 2004 constant rate adjustment and the change made in fiscal 2005.

     Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings decreased 19% during fiscal 2005 primarily from decreased operating earnings within the Pyxis products business that were not completely offset by the acquisition benefit from the Alaris transaction. The Pyxis products business performance was impacted by:
•	decreased revenue of 17% for fiscal 2005;

•	lower unit margins due to adverse year-over-year sales mix;

•	more aggressive price discounting in the market place;.

•	a product line rationalization and inventory and accounts receivable reserve adjustments of approximately $30.3 million; and

•	the positive segment allocation adjustments recorded during fiscal 2004 of $21 million for the estimated interest income that the business would have earned from assets sold as part of the leased asset portfolio sales (which proceeds from such sales were returned to Corporate for general corporate requirements).
     The Alaris acquisition improved operating earnings by approximately 26% for fiscal 2005. The results of operations from this acquisition are not included in the prior period amounts. Operating results from Alaris, while incremental to the segment’s results year-over-year, were adversely impacted by the effect of purchase accounting adjustments recorded during the first two quarters of fiscal 2005. These adjustments included an inventory valuation adjustment to “fair value” and the adjusted, higher cost inventory being sold, which adversely affected gross margins by approximately $23.6 million.
     This segment’s operating earnings growth of 6% during fiscal 2004 was impacted by the premature revenue recognition adjustment resulting from the Audit Committee’s internal review as more fully described in Note 1 of “Notes to Consolidated Financial Statements.” This segment’s operating earnings growth during fiscal 2004 resulted, in part, from this segment’s revenue growth of 10% during the same time period in conjunction with operational improvements within the Pyxis products business and expense control within the Clinical Services and Consulting business. In addition, this segment benefited from a reduction in receivable reserves and lower bad debt expenses, with a combined impact of approximately $8.2 million, due to improvements in customer-specific credit matters and general improvements in customer credit, billing and collection procedures, resulting in significant reductions in past due and uncollectible accounts.
     The segment’s fiscal 2004 operating earnings also benefited year-over-year from reduced incentive compensation expenses and a Corporate expense allocation of $1.5 million. As mentioned in this segment’s revenue discussion, the Company recorded, for comparative purposes, a Corporate allocation of $21.0 million to this segment representing estimated interest income this segment would have earned had the Company not initiated the sale of its lease receivables. See this segment’s discussion under “Revenue” for additional information regarding this allocation entry in fiscal 2004.
Impairment Charges and Other
     See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding “impairment charges and other.”
Special Items
     The following is a summary of the Company’s special items:

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Restructuring costs	$203.0	$37.1	$67.0
Merger-related costs	48.9	44.7	74.4
Litigation settlements, net	(42.3)	(62.3)	(101.5)
Other	54.6	37.9	—

Total special items	$264.2	$57.4	$39.9

     See Note 4 of “Notes to Consolidated Financial Statements” for detail of the Company’s special items during fiscal 2005, 2004 and 2003.

Interest Expense and Other
     “Interest expense and other” increased $23.1 million during fiscal 2005 primarily from increased interest expense of $54.8 million due to increased borrowing levels and rates. The Company manages its exposure to interest rates using various hedging strategies (see Notes 3 and 7 in “Notes to Consolidated Financial Statements”). The $54.8 million increase in interest expense during fiscal 2005 was partially offset by the Company recording the minority interest impact of approximately $19.4 million for certain impairment charges within the Pharmaceutical Technologies and Services segment’s Oral Technologies business. These impairment charges were recorded within “impairment charges and other” on the consolidated statements of earnings during fiscal 2005. See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding “impairment charges and other.”
     The increase in “interest expense and other” of $4.1 million during fiscal 2004 resulted primarily from the adverse year-over year impact of foreign exchange rates and the impact of a gain recognized in fiscal 2003 related to a speculative interest rate swap transaction, which were partially offset by decreased interest expense.
Provision for Income Taxes
     The provisions for income taxes relative to earnings before income taxes, discontinued operations and cumulative effect of changes in accounting were 35.8% of pretax earnings in fiscal 2005, 31.9% in fiscal 2004 and 33.6% in fiscal 2003. The effective tax rate for fiscal year 2005 includes tax expense related to a planned repatriation of foreign earnings as provided for in the American Jobs Creation Act of 2004 (the “AJCA”) (see the following paragraph). Generally, fluctuations in the effective tax rate are due to changes within state and foreign effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item and the taxing jurisdiction. The Company’s effective tax rate reflects tax benefits derived from increasing operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. The Company has subsidiaries operating in Puerto Rico under a tax incentive agreement expiring in 2019, as well as a tax agreement in place with Thailand that expires in 2013.
     On October 22, 2004, the AJCA was signed into law. A provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly has recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. See Note 8 of “Notes to Consolidated Financial Statements” for additional information.
Earnings/(Loss) from Discontinued Operations
     See Note 22 in “Notes to Consolidated Financial Statements” for information on the Company’s discontinued operations.
CRITICAL ACCOUNTING POLICIES AND SENSITIVE ACCOUNTING ESTIMATES
     Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and require use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 3 of “Notes to Consolidated Financial Statements.”
Allowance for doubtful accounts. Trade receivables are amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from one to ten years at interest rates that generally are subject to fluctuation. These financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance for doubtful accounts involve the use of judgment by the Company’s management.
     In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable agings, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. The Company continuously monitors the collectibility of its receivable portfolio by analyzing the aging of its accounts receivable, assessing credit worthiness of its customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults increases due to changes in customers’ financial condition or general economic conditions, the Company’s allowance for uncollectible accounts may require adjustment.

     The allowance for doubtful accounts as a percentage of customer receivables was 2.9% and 3.3% at June 30, 2005 and 2004, respectively. The decrease was a result of adjustments to certain trade receivable reserves due to changes in customer-specific credit exposures, historical write-off trends, and improvements in customer credit, billing and collections processes. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables to the fiscal 2005 reserve would result in an increase or decrease in bad debt expense of approximately $4.4 million. The Company believes the reserve maintained and expenses recorded in fiscal year 2005 are appropriate and consistent with historical methodologies employed. The total reserve at June 30, 2005 and 2004 exceeds the total Company receivable balance greater than 60 days past due at those same dates. See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.
Inventories. A substantial portion of inventories (approximately 67% in 2005 and 66% in 2004) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities within the Company’s Pharmaceutical Distribution business and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have increased $26.0 million and $57.8 million in fiscal 2005 and 2004, respectively.
     Below is a reconciliation of FIFO inventory to LIFO inventory:

	June 30,
(in millions)	2005	2004

FIFO inventory	$7,406.0	$7,529.1
LIFO reserve valuation	(26.0)	(57.8)

Total inventory	$7,380.0	$7,471.3

     Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company’s assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company’s consolidated financial statements.
Goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives.
     In conducting the impairment test, the fair value of the Company’s reporting units is compared to its carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.
     The Company’s impairment analysis is based on a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size or a discounted cash flow analysis. The use of alternative estimates, peer groups or changes in the industry could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in adjustment to the Company’s results of operations. The Company performed its annual impairment tests in fiscal 2005 and 2004, neither of which resulted in the recognition of any impairment charges. See Note 17 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill.
Business Combinations. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the Company’s acquisitions is assigned to intangible assets which require management to use significant judgment in determining fair value. The Company typically utilizes third-party valuation experts (“Valuation Experts”) for this process. In addition, current and future amortization expense for such intangibles is impacted by purchase price allocations as well as the assessment of estimated useful lives of such intangibles, excluding goodwill. The Company believes the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.
     In conjunction with the review of a transaction, the Valuation Experts assess the status of the acquired company’s research and development projects to determine the existence of in-process research and development (“IPR&D”). The Company has not historically recorded significant costs related to IPR&D. However, in conjunction with the acquisition of Alaris, the Company was required to estimate the fair value of acquired IPR&D which required selecting an appropriate discount rate and estimating future cash flows for each project. Management also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable. Once the fair value was determined, an asset was established and, as required by GAAP immediately written-off as a special item in the Company’s consolidated statement of earnings. The Company recorded $12.7 million as a special item in fiscal 2004 representing an estimate of Alaris’ IPR&D (see Note 4 of “Notes to Consolidated Financial Statements”).
Special Items. The Company’s special items consist primarily of costs that relate to the integration of previously acquired companies or costs of restructuring operations to improve productivity. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring),” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs that did not meet the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.
     The costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is committed to and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented.
     At the beginning of the third quarter fiscal 2003, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to account for costs incurred in restructuring activities. Under this standard, a liability for most types of exit costs is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF Issue No. 94-3, which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.
     The majority of the special items related to acquisitions and restructurings can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments and other integration costs. Employee costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the reduction in value of the Company’s assets as a result of the integration or restructuring activities. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan.
     The Company also records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. In addition, costs related to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters are also classified as special items. See Note 4 of “Notes to Consolidated Financial Statements” for additional information.
Vendor Reserves. In determining an appropriate vendor reserve, the Company assesses historical experience and current outstanding claims. The Company researches and resolves contested transactions based on discussions with vendors, Company policy and findings of research performed. At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. However, the Company believes reserves recorded for such disputes are adequate based upon current facts and circumstances.
Income Tax Reserves. The Company has established an estimated liability for federal, state and foreign income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies.” This liability addresses a number of issues for which the Company may have to pay additional taxes (and interest) when all examinations by taxing authorities are concluded.
     The Company has developed a methodology for estimating its tax liability related to such matters and has consistently followed such methodology from period to period. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s arguments, and an assessment of the probability of the Company prevailing in its arguments. In all cases, the Company considers previous findings of the Internal Revenue Service and other taxing authorities. The Company generally consults with external tax advisers in reaching its conclusions. Amounts accrued for a particular period are not adjusted upward or downward unless a significant change in facts or circumstances has occurred and been formally documented.
Loss Contingencies. The Company accrues for contingencies related to litigation in accordance with SFAS No. 5, which requires the Company to assess contingencies to determine degree of probability and range of possible settlement. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the settlement can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate settlement may differ from these estimates.
Self Insurance Accruals. The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $26.0 million and $23.0 million for estimated costs related to outstanding claims at June 30, 2005 and 2004, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be $5.5 million. However, the Company believes the liabilities recorded are adequate based upon current facts and circumstances.
     The Company has certain deductibles or is self-insured for various claims including general liability, product, pharmacist professional, auto and workers’ compensation. The Company had recorded liabilities totaling $66.4 million and $48.0 million for anticipated costs related to general liability and workers’ compensation at June 30, 2005 and 2004, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis, actuarial information and current payment trends. The amount of ultimate liability in respect to these matters may differ from these estimates.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     The following table summarizes the Company’s Consolidated Statements of Cash Flows for fiscal 2005, 2004 and 2003:

(in millions)	Fiscal Years Ended June 30,
	2005	2004	2003

Cash provided by/(used in):
Operating activities	$2,850.2	$2,624.7	$1,398.0
Investing activities	($877.4)	($2,437.0)	($343.7)
Financing activities	($1,657.1)	($815.7)	($712.3)
     Operating activities. Net cash provided by operating activities during fiscal 2005 totaled approximately $2.9 billion, an increase of $225.5 million when compared to fiscal 2004. The increase was primarily the result of net proceeds of $550 million during the year under the Company’s committed receivables sales facility program. See Note 10 of “Notes to Consolidated Financial Statements” for information regarding this program. Overall, the operating cash flow benefits were adversely affected by a $478.0 million decrease in earnings from continuing operations before cumulative effect of change in accounting. A significant portion of the earnings decrease was due to non-cash asset impairments of approximately $223.9 million. For further discussion of changes in the Company’s earnings from continuing operations, see the “Results of Operations” section above.
     On June 27, 2005, the Company announced that its Board of Directors authorized the purchase of up to $1.0 billion of its Common Shares as management deems appropriate and a dividend increase to $0.06 per share effective the fourth quarter of fiscal 2005. Based on this rate, the Company expects fiscal 2006 dividends to total $0.24 per share, a doubling of the Company’s previous annual dividend policy of $0.12 per share. However, all future dividends are subject to approval by the Company’s Board of Directors.
     Cash provided by operating activities nearly doubled during fiscal 2004 as compared to fiscal 2003 primarily due to an increase in accounts payable and increased earnings from continuing operations. The primary driver of the increase in accounts payable was the timing of payments at fiscal year-end, as well as inventory buys executed shortly before fiscal year-end within the Company’s Pharmaceutical Distribution business. In addition, as a result of certain non-recurring end of year arrangements, payments to vendors in fiscal 2004 were reduced by $258 million due to the acceleration of payments at June 30, 2003 to selected pharmaceutical vendors. Such arrangements resulted in changes to the original payment terms with the vendors for which an economic consideration was exchanged between the parties. The Company’s overall investment in inventories declined during fiscal 2004 as compared to fiscal 2003 due primarily to the changing business model of the Pharmaceutical Distribution business (see the “Overview” section earlier within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). For further discussion of changes in the Company’s earnings from continuing operations, see the “Results of Operations” section. Additionally, the Company’s operating cash flow benefited by approximately $99.3 million during fiscal 2004 due to sales of lease receivables from the Company’s Clinical Technologies and Services segment. See Note 10 in “Notes to Consolidated Financial Statements” for information regarding sales of lease receivables.
     Investing activities. Cash used in investing activities during fiscal 2005, 2004 and 2003 primarily represents the Company’s use of cash to complete acquisitions which expand its role as a provider of services to the health care industry (see “Acquisitions and Divestitures” within “Part I, Item 1: Business” for further information regarding the Company’s acquisitions) and capital spending to develop and enhance the Company’s infrastructure, including facilities, information systems and other machinery and equipment. During fiscal 2005, the majority of the cash used in investing activities related to capital spending and costs associated with the acquisition of Alaris and Geodax. The majority of the cash used in investing activities during fiscal 2004 was related to costs associated with the acquisitions of Alaris, Intercare and Medicap. During fiscal 2005, cash used in investing activities included approximately $99.8 million related to the purchase of investment securities available for sale. See Note 23 of “Notes to Consolidated Financial Statements” for information on the Company’s investments. Cash used in investing activities during fiscal 2005 also includes cash proceeds of approximately $47.4 million which the Company received related to the sale of discontinued operations. See Note 22 of “Notes to Consolidated Financial Statements” for information on the Company’s discontinued operations.
     Financing activities. The Company’s financing activities utilized cash of $1,657.1 million, $815.7 million and $712.3 million during fiscal 2005, 2004 and 2003, respectively. Cash used in financing activities during fiscal 2005 primarily reflects the Company’s decisions to retire its commercial paper and certain debt assumed in the Alaris acquisition and repurchase its Common Shares as authorized by its Board of Directors (see “Share Repurchases” below for additional information). During fiscal 2005, the Company utilized $500.3 million to repurchase its Common Shares. Cash used in financing activities during fiscal 2004 and 2003 primarily reflects the Company’s decision to repurchase its shares as authorized by its Board of Directors. These cash outflows for fiscal 2004 and 2003 were partially offset by net proceeds received from the Company’s debt facilities and proceeds received from shares issued under various employee stock plans.
International Cash
     The Company’s cash balance of approximately $1.4 billion as of June 30, 2005, includes $511.8 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so subjects it to United States federal income tax.
     During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly has recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. See Note 8 of “Notes to Consolidated Financial Statements” for additional information.
Share Repurchases
     During fiscal 2005, 2004 and 2003, the Company’s Board of Directors approved, and management completed, several share repurchase programs. The Company repurchased approximately $3.2 billion of the Company’s shares, in the aggregate, through these share repurchase programs. During fiscal 2005, the Company repurchased approximately 8.8 million shares having an average price paid per share of $56.76. During fiscal 2004, the Company repurchased approximately 24.2 million shares having an average price paid per share of $62.03. During fiscal 2003, the Company repurchased approximately 19.6 million shares having an average price paid per share of $60.77. The repurchased shares were placed into treasury to be used for general corporate purposes. See “Issuer Purchases of Equity Securities” within “Part I, Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information regarding the Company’s most recent share repurchase program.
Capital Resources
     In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities, a $150 million extendible commercial note program and a committed receivables sales facility program with capacity to sell $800 million in receivables. As of June 30, 2005, the Company did not have any outstanding borrowings from the commercial paper program. The Company also has other short-term credit facilities of approximately $322.7 million, of which $136.0 million was outstanding as of June 30, 2005. For more information regarding the committed receivables sales facility program, see Note 10 of “Notes to Consolidated Financial Statements.”
     The Company maintains two $750 million bank revolving credit facilities. These facilities are available for general corporate purposes; however, they are primarily used as backstop liquidity for the Company’s commercial paper program. During the first quarter of fiscal 2005, the Company borrowed $500 million on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company’s commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business’ National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million on the revolving credit facilities, with the proceeds utilized primarily for the establishment of inventory at the National Logistics Center. The Company fully repaid the $1.25 billion in outstanding balances under its bank revolving credit facilities during the second quarter of fiscal 2005 due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory at the National Logistics Center.
     During fiscal 2005, the Company retired $300 million in 4.45% Notes which matured in 2005. Also during fiscal 2005, the Company paid off $183.6 million of the $195.3 million Senior subordinated notes due 2011 assumed as part of the Company’s acquisition of Alaris in fiscal 2004. The Company also amended the bond indenture to remove the restrictive covenants. The remaining balance at June 30, 2005 of $11.6 million is callable at any time on or after July 1, 2007. Also related to the Alaris acquisition, the Company acquired a bank credit facility consisting of a six-year $245 million term loan and a five-year $30 million revolving credit facility. At June 30, 2004, $162.6 million was outstanding under the term loan. During fiscal 2005, the Company paid off the $162.6 million balance under the term loan and terminated the credit facility.
     During fiscal 2004, the Company retired two series of $100 million Notes which matured in 2004.
     During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as long-term debt in the Company’s consolidated balance sheet. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity’s receivables.
     From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of services to the health care industry. The Company evaluates possible candidates for merger or acquisition and intends to take advantage of opportunities to expand its role as a provider of services to the health care industry through all its reporting segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such mergers or acquisitions.
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
Debt Ratings/Covenants
     The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB, Baa3 and BBB+, respectively, the commercial paper ratings are A-3, P-3 and F2, respectively, and the ratings outlooks are “negative,” “stable” and “negative,” respectively. Although a ratings downgrade by any of the rating agencies will not trigger an acceleration of any of the Company’s indebtedness, further reductions in the Company’s credit ratings could negatively impact its ability to access capital as well as its ability to issue additional debt securities at currently available interest rates.
     The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of June 30, 2005, the Company was in compliance with this covenant.
     The Company’s preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of June 30, 2005, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.
Interest Rate and Currency Risk Management
     The Company uses forward currency exchange contracts, currency options and interest rate swaps to manage its exposure to cash flow variability. The Company also uses foreign currency forward contracts and interest rate swaps to protect the value of its existing foreign currency assets and liabilities and the value of its debt. See Notes 3 and 7 of “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments. As a matter of policy, the Company rarely engages in “speculative” transactions involving derivative financial instruments. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in a gain of approximately $6.7 million. This gain was recorded in interest expense and other in the consolidated statement of earnings.
Contractual Obligations
     As of June 30, 2005, the Company’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
(in millions)	2006	2007-2008	2009-2010	Thereafter	Total

On Balance Sheet:
Long-term debt (1)	$429.1	$364.4	$963.7	$1,676.0	$3,433.2
Capital lease obligations (2)	13.2	21.1	99.5	10.8	144.6
Other long-term liabilities (3)	13.3	20.8	13.4	78.6	126.1

Off-Balance Sheet:
Operating leases (4)	99.9	137.6	131.2	302.9	671.6
Purchase obligations (5)	1,870.8	102.7	27.0	11.1	2,011.6

Total financial obligations	$2,426.3	$646.6	$1,234.8	$2,079.4	$6,387.1

(1)	Represents maturities of the Company’s long-term debt obligations excluding capital lease obligations described below. See Note 6 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of the Company’s capital lease obligations, included within long-term debt on the Company’s balance sheet and the related estimated future interest payments.

(3)	Represents cash outflows by period for certain of the Company’s long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of the Company’s pension and other post-retirement benefit obligations as well as accrued marketing fees and other long-term liabilities. Certain long-term liabilities, such as deferred taxes, have been excluded from the table above as there are no cash outflows associated with the liabilities or the timing of the cash outflows cannot reasonably be estimated.

(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 11 of “Notes to Consolidated Financial Statements.”

(5)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company’s total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. The significant amount disclosed within fiscal 2006, as compared to other periods, primarily represents obligations to purchase inventories within the Pharmaceutical Distribution and Provider Services segment.
OFF-BALANCE SHEET ARRANGEMENTS
     See Note 10 in “Notes to Consolidated Financial Statements” for a discussion of off-balance sheet arrangements.
OTHER
Recent Financial Accounting Standards. See Note 3 in “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Recent Developments. In late August 2005, Hurricane Katrina devastated parts of Louisiana, Mississippi and the Gulf Coast of the United States. The Company sustained limited damage to its facilities in the region and at the time of the filing of this Form 10-K, all major facilities in the region were operational. The damage sustained to the Company’s facilities will not materially impact its financial condition or results of operations. The Company has made monetary and product donations to the hurricane relief efforts which will not have a material impact on its financial condition or results of operations.
     See Note 24 in “Notes to Consolidated Financial Statements” for discussion of additional subsequent events after June 30, 2005.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. The Company maintains a comprehensive hedging program to manage volatility related to these market exposures. It employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 3 and 7 of “Notes to Consolidated Financial Statements” for further discussion regarding the Company’s use of derivative instruments.
Foreign Exchange Rate Sensitivity. By nature of the Company’s global operations, it is exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, Mexican peso, British pound, Canadian dollar, Australian dollar and Thai bhat.
Transactional Exposure
     The Company’s transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. This analysis assumes a hypothetical 10% strengthening or weakening of the U.S dollar. Included in the analysis is the estimated impact of its hedging program, which mitigates the Company’s transactional exposure. At June 30, 2005 and 2004, the Company had hedged approximately 52% of its transactional exposures. The following table summarizes the analysis as it relates to the Company’s transactional exposure:

(in millions)	2005	2004
Net estimated transactional exposure	$324.5	$332.8

Sensitivity gain/loss (1)	32.5	33.3
Estimated offsetting impact of hedges	(16.8)	(17.2)

Estimated net gain/loss	$15.7	$16.1

(1)	Impact of a hypothetical 10% strengthening or weakening of the U.S dollar.
Translational Exposure
     The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S dollars, the functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company’s analysis at June 30, 2005 and 2004. The following table summarizes the Company’s translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S dollar:

(in millions)	2005	2004
Net estimated translational exposure	$187.7	$208.3
Sensitivity gain/loss (1)	$18.8	$20.8

(1)	Impact of a hypothetical 10% strengthening or weakening of the U.S dollar.
Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. The Company’s policy is to manage exposures to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. The Company utilizes interest rate swap instruments to mitigate its exposure to interest rate movements.
     As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2005 and 2004, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $4.6 million and $6.4 million, respectively.

Commodity Price Sensitivity. The Company purchases certain commodities for use in its manufacturing processes, which include rubber, heating oil, diesel fuel and polystyrene. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. At June 30, 2005 and 2004, the Company had not hedged any of these exposures. The table below summarizes the Company’s analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2005 and 2004:

(in millions)	2005	2004
Estimated commodity exposure	$25.8	$32.4
Sensitivity gain/loss (1)	$2.6	$3.2

(1)	Impact of a hypothetical 10% change in commodity market prices.
     The Company also has exposure to certain energy related commodities, including natural gas and electricity through its normal course of business. These exposures result primarily from operating the Company’s distribution, manufacturing, and corporate facilities. In certain deregulated markets, the Company from time to time enters into long-term purchase contracts to supply these items at a specific price.
Item 8: Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements and Schedule:
Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2005, 2004 and 2003
Consolidated Balance Sheets at June 30, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedule II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the
Board of Directors of Cardinal Health, Inc.:
     We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 16 to the consolidated financial statements, the Company changed its method of recognizing cash discounts effective at the beginning of fiscal year 2004.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
ERNST & YOUNG LLP
Columbus, Ohio
September 9, 2005

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per Common Share amounts)

	Fiscal Year Ended June 30,
	2005	2004	2003
Revenue	$74,910.7	$65,053.5	$56,731.5
Cost of products sold	69,904.2	60,312.3	52,249.3

Gross margin	5,006.5	4,741.2	4,482.2

Selling, general and administrative expenses	2,861.5	2,346.5	2,246.3

Impairment charges and other	118.0	(11.5)	9.0

Special items — restructuring charges	203.0	37.1	67.0
— merger charges	48.9	44.7	74.4
— foundation contribution	—	31.7	—
— other	12.3	(56.1)	(101.5)

Operating earnings	1,762.8	2,348.8	2,187.0

Interest expense and other	133.5	110.4	106.3

Earnings before income taxes, discontinued operations, and cumulative effect of change in accounting	1,629.3	2,238.4	2,080.7

Provision for income taxes	582.6	713.7	699.5

Earnings from continuing operations before cumulative effect of change in accounting	1,046.7	1,524.7	1,381.2

Earnings/(loss) from discontinued operations (net of tax of ($2.6), $7.4 and $2.5 for the year-to-date periods ended June 30, 2005, 2004 and 2003 respectively)	4.0	(11.7)	(6.1)

Cumulative effect of change in accounting	—	(38.5)	—

Net earnings	$1,050.7	$1,474.5	$1,375.1

Basic earnings per Common Share:
Continuing operations	$2.43	$3.51	$3.10
Discontinued operations	0.01	(0.03)	(0.02)
Cumulative effect of change in accounting	—	(0.09)	—

Net basic earnings per Common Share	$2.44	$3.39	$3.08

Diluted earnings per Common Share:
Continuing operations	$2.40	$3.47	$3.05
Discontinued operations	0.01	(0.03)	(0.02)
Cumulative effect of change in accounting	—	(0.09)	—

Net diluted earnings per Common Share	$2.41	$3.35	$3.03

Weighted average number of shares outstanding:
Basic	430.5	434.4	446.0
Diluted	435.7	440.0	453.3
The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$1,411.7	$1,096.0
Short-term investments available for sale	99.8	—
Trade receivables, net	3,451.0	3,432.7
Current portion of net investment in sales-type leases	238.2	202.1
Inventories	7,380.0	7,471.3
Prepaid expenses and other	862.0	795.4
Assets held for sale from discontinued operations	—	60.4

Total current assets	13,442.7	13,057.9

Property and equipment, at cost:
Land, buildings and improvements	1,647.5	1,412.6
Machinery and equipment	2,868.3	2,734.3
Furniture and fixtures	152.8	153.2

Total property and equipment, at cost	4,668.6	4,300.1
Accumulated depreciation and amortization	(2,184.6)	(1,936.1)

Property and equipment, net	2,484.0	2,364.0

Other assets:
Net investment in sales-type leases, less current portion	693.8	546.0
Goodwill and other intangibles, net	5,097.4	4,938.8
Other	341.3	462.4

Total assets	$22,059.2	$21,369.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$307.9	$860.6
Accounts payable	7,618.4	6,432.4
Other accrued liabilities	2,178.7	2,021.3
Liabilities from discontinued operations	—	55.1

Total current liabilities	10,105.0	9,369.4

Long-term obligations, less current portion and other short-term borrowings	2,319.9	2,834.7
Deferred income taxes and other liabilities	1,041.3	1,188.7

Shareholders’ equity:
Preferred Shares, without par value
Authorized — 0.5 million shares, Issued — none	—	—
Common Shares, without par value
Authorized — 755.0 million shares, Issued — 476.5 million shares and 473.1 million shares at June 30, 2005 and 2004, respectively	2,765.5	2,653.8
Retained earnings	8,874.2	7,888.0
Common Shares in treasury, at cost, 50.3 million shares and 42.2 million shares at June 30, 2005 and 2004, respectively	(3,043.6)	(2,588.1)
Other comprehensive income	20.2	28.9
Other	(23.3)	(6.3)

Total shareholders’ equity	8,593.0	7,976.3

Total liabilities and Shareholders' equity	$22,059.2	$21,369.1

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Shares					Other		Total
	Shares		Retained	Treasury Shares		Comprehensive		Shareholders’
	Issued	Amount	Earnings	Shares	Amount	Income/(Loss)	Other	Equity
BALANCE, JUNE 30, 2002	461.0	$2,105.2	$5,137.0	(12.2)	$(737.0)	$(143.0)	$(10.5)	$6,351.7
Comprehensive income:
Net earnings			1,375.1					1,375.1
Foreign currency translation adjustments						99.7		99.7
Unrealized gain on derivatives						2.0		2.0
Net change in minimum pension liability						(9.4)		(9.4)

Total comprehensive income								1,467.4
Employee stock plans activity, including tax benefits of $65.5 million	6.2	227.8		0.5	35.6		2.5	265.9
Treasury shares acquired				(19.6)	(1,191.7)			(1,191.7)
Dividends declared			(47.0)					(47.0)
Stock issued for acquisitions and other		70.7	0.1	12.5	757.3		0.1	828.2

BALANCE, JUNE 30, 2003	467.2	$2,403.7	$6,465.2	(18.8)	$(1,135.8)	$(50.7)	$(7.9)	$7,674.5
Comprehensive income:
Net earnings			1,474.5					1,474.5
Foreign currency translation adjustments						68.3		68.3
Unrealized gain on derivatives						11.7		11.7
Unrealized loss on investments						(1.3)		(1.3)
Net change in minimum pension liability						0.9		0.9

Total comprehensive income								1,554.1
Employee stock plans activity, including tax benefits of $66.4 million	5.9	237.2		0.8	47.7		1.6	286.5
Treasury shares acquired				(24.2)	(1,500.0)			(1,500.0)
Dividends declared			(51.8)					(51.8)
Stock issued for acquisitions and other		12.9	0.1					13.0

BALANCE, JUNE 30, 2004	473.1	$2,653.8	$7,888.0	(42.2)	$(2,588.1)	$28.9	$(6.3)	$7,976.3
Comprehensive income:
Net earnings			1,050.7					1,050.7
Foreign currency translation adjustments						(6.3)		(6.3)
Unrealized gain on derivatives						(2.4)		(2.4)

Total comprehensive income								1,042.0
Employee stock plans activity, including tax benefits of $18.1 million	3.4	111.7		0.8	44.8		(17.0)	139.5
Treasury shares acquired				(8.9)	(500.3)			(500.3)
Dividends declared			(64.5)					(64.5)

BALANCE, JUNE 30, 2005	476.5	$2,765.5	$8,874.2	(50.3)	$(3,043.6)	$20.2	$(23.3)	$8,593.0

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations before cumulative effect of change in accounting	$1,046.7	$1,524.7	$1,381.2
Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operations:
Depreciation and amortization	409.7	299.2	265.8
Asset impairments	223.9	5.7	22.0
Provision for deferred income taxes	53.2	105.1	215.2
Provision for bad debts	8.8	1.5	22.2
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(14.9)	(457.1)	(413.7)
Decrease/(increase) in inventories	90.1	209.3	(217.9)
Decrease/(increase) in net investment in sales-type leases	(183.9)	(7.2)	107.8
Increase/(decrease) in accounts payable	1,180.5	1,014.6	(278.5)
Other accrued liabilities and operating items, net	36.1	(71.1)	293.9

Net cash provided by operating activities	2,850.2	2,624.7	1,398.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(273.2)	(2,089.7)	(26.8)
Proceeds from sale of property and equipment	19.9	19.5	57.7
Additions to property and equipment	(571.7)	(410.2)	(423.2)
Proceeds from sale of discontinued operations	47.4	43.4	48.6
Purchase of investment securities available for sale	(99.8)	—	—

Net cash used in investing activities	(877.4)	(2,437.0)	(343.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	(562.7)	646.2	8.5
Reduction of long-term obligations	(1,932.6)	(464.3)	(191.0)
Proceeds from long-term obligations, net of issuance costs	1,279.7	338.0	509.4
Proceeds from issuance of Common Shares	110.5	216.7	197.3
Dividends on Common Shares	(51.7)	(52.3)	(44.8)
Purchase of treasury shares	(500.3)	(1,500.0)	(1,191.7)

Net cash used in financing activities	(1,657.1)	(815.7)	(712.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	315.7	(628.0)	342.0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,096.0	1,724.0	1,382.0

CASH AND EQUIVALENTS AT END OF YEAR	$1,411.7	$1,096.0	$1,724.0

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING INVESTIGATIONS AND RESTATEMENT
     The following is a summary of the previously reported governmental and internal investigations regarding Cardinal Health, Inc. (the “Company”) and related matters. This summary updates the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) and in its Quarterly Reports for fiscal 2005. The 2004 Form 10-K reflected certain conclusions reached by the Company’s Audit Committee and restated and reclassified the Company’s consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004. As discussed more fully below and as previously reported, settlement discussions have recently commenced with the Securities and Exchange Commission (the “SEC”) regarding resolution of its investigation with respect to the Company, and the Company has recorded a reserve of $25 million for fiscal 2005 in respect of the SEC investigation.
     As previously reported, in October 2003, the SEC initiated an informal inquiry regarding the Company. The SEC’s initial request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. In connection with the SEC’s informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the SEC had converted the informal inquiry into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” In addition, the Company learned that the U.S. Attorney for the Southern District of New York had also commenced an inquiry with respect to the Company that the Company understands relates to the revenue classification issue. On October 12, 2004, in connection with the SEC’s formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas the Company had previously received from the SEC. The Company continues to respond to the SEC’s investigation and the Audit Committee’s internal review and provide all information required.
     During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. These conclusions regarding certain items that impact revenue and earnings related to four primary areas of focus: (1) classification of sales to customer warehouses between “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” within the Company’s Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company’s practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company’s former Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that had been identified in the internal review. In connection with these conclusions, the Audit Committee determined that the consolidated financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003, as well as the first three quarters of fiscal 2004, should be restated to reflect the conclusions from its internal review to date. These restatements were reflected in the 2004 Form 10-K.
     Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and in January 2005 took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there is a separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. None of the Company’s current corporate executive officers (who are identified under the heading “Executive Officers of the Company” following Item 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005) were the subject of disciplinary action by the Audit Committee. In connection with the determinations made by the Audit Committee, the Company’s former controller resigned effective February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers has been addressed by a separate committee of the Board. The Audit Committee internal review is substantially complete.
     In connection with the SEC’s formal investigation, a committee of the Board of Directors, with the assistance of independent

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
counsel, separately initiated an internal review to assign responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee’s internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period in which cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. In August 2005, the separate Board committee reached certain conclusions with respect to findings from its internal review and determined that no additional disciplinary actions were required beyond the disciplinary actions already taken by the Audit Committee, as described above. The separate Board committee internal review is substantially complete.
     Settlement discussions have recently commenced with the SEC regarding resolution of its investigation with respect to the Company. While these discussions are ongoing, there can be no assurance that the Company’s efforts to resolve the investigation with respect to the Company will be successful, and the Company cannot predict the timing or outcome of these matters or the terms of any such resolution. As a result of the initiation of these discussions, the Company recorded a reserve of $25 million for its fiscal year ended June 30, 2005 in respect of the SEC investigation. Unless and until the SEC investigation is resolved, there can be no assurance that the amount reserved by the Company for this investigation will be sufficient and that a larger amount will not be required. Therefore, this reserve will be reviewed on a quarterly basis and adjusted to the extent that the Company determines it is necessary.
     The conclusions of the Audit Committee’s internal review with respect to financial statement matters were set forth in Notes 1 and 2 of “Notes to the Consolidated Financial Statements” included in the 2004 Form 10-K. More information with respect to the prior conclusions of the Audit Committee’s internal review and the impact of the reclassification and restatement adjustments on the reporting periods discussed in this Form 10-K is set forth below.
Revenue Impact: Classification of Sales To Customer Warehouses Between “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” Within the Company’s Pharmaceutical Distribution and Provider Services Segment
     As presented historically since 1998, the Pharmaceutical Distribution and Provider Services segment’s revenue was classified into two categories (“Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other”). The “Bulk Deliveries to Customer Warehouses and Other” category had historically included revenue arising from sales where the Company ordered pharmaceutical product in bulk on behalf of a specific warehousing customer and either the manufacturer shipped the product directly to the customer’s warehouse or the product was shipped to the customer’s warehouse by the Company shortly after it was received by the Company and was not put into the Company’s inventory (in either case, “Bulk Revenue”). For all Bulk Revenue, the product was shipped to the customer in the same bulk form in which it was received by the Company from the manufacturers. From November 2001 through March 2004, the Company followed an internal policy for distinguishing between Operating Revenue and Bulk Revenue based on how long the product was in the Company’s possession prior to being shipped to customers. If the product was in the possession of the Company for more than 24 hours prior to being shipped to customers, then, regardless of other characteristics of the transaction or the reason for the product being held more than 24 hours, the sale of that product was deemed to be Operating Revenue. The Company’s internal policy also provided that customer orders for bulk shipments filled from inventory within the Company’s warehouse were deemed to be Operating Revenue. Based on results of the internal review conducted by the Audit Committee, the Company concluded that certain bulk shipments ordered by customers were intentionally held beyond 24 hours so that, pursuant to the internal policy, such shipments were classified as Operating Revenue in four quarters within fiscal 2003 and 2002. The impact of this practice was not previously quantified and disclosed as part of the Company’s reported Operating Revenue. The improper classification between Bulk Revenue and Operating Revenue had no impact on the Company’s previously reported total revenue or operating or net earnings for these periods. See Note 2 for further discussion of these matters.
     Undisclosed Earnings Impact: Disclosure of the Company’s Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment
     Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments were properly included in the Company’s reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net increase/(decrease) in net earnings as a result of this practice for fiscal 2004 and 2003 is as follows:

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2004	Fiscal 2003	Fiscal 2002
(in millions)	As Corrected	As Corrected	As Corrected
First Quarter	$(0.2)	$—	$(5.4)
Second Quarter	3.7	2.0	(0.9)
Third Quarter	(1.2)	5.6	(0.4)
Fourth Quarter	(0.7)	1.9	—

Total	$1.6	$9.5	$(6.7)

     The above table includes corrections from the amounts reported in the 2004 Form 10-K based on additional information. The net impact of these corrections resulted in an increase/(decrease) of $0.3 million, $0.7 million and ($3.4) million for fiscal 2004, 2003 and 2002 respectively.
     During the fourth quarter fiscal 2004, the Company changed its accounting method for recognizing cash discounts from recognition primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon sale by the Company of the purchased inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenue. This change was retroactively effective to the beginning of fiscal 2004. As a result, the Company restated its previously reported fiscal 2004 quarterly results to reflect this change. See Note 16 below for further discussion of this change in accounting.
Revenue and Earnings Impact: Timing of Revenue Recognition Within the Company’s Former Automation and Information Services Segment
     Within its former Automation and Information Services segment (which is now included in the Clinical Technologies and Services segment; see Note 18 below), the Company’s revenue recognition policy for equipment systems installed at a customer’s site is to recognize revenue once the Company’s installation obligations are complete and the equipment is functioning according to the material specifications of the user’s manual and the customer has accepted the equipment as evidenced by signing an equipment confirmation document. As described in the 2004 Form 10-K, the Company learned of concerns during the Audit Committee’s internal review that some equipment confirmation documents were being executed prior to the time when installations were complete and revenue could be recognized. In order to assess the implications of any premature execution of equipment confirmations and corresponding revenue recognition, the Audit Committee review included the following:
•	document and process reviews, including a sample of equipment confirmation forms;

•	certifications for selected employees involved in the installation process;

•	interviews of selected employees across regions within the U.S. and at various levels of the Company;

•	interviews of certain former employees of the Company; and

•	interviews of selected customers across all regions within the U.S.
     This inquiry indicated some equipment confirmations, particularly in some sales regions, had been prematurely executed by customers at the request of certain Company employees, including certain situations where inducements to the customer (such as deferral of payments) were offered to obtain premature execution. As a result, it was determined that a material weakness in the Company’s internal controls existed with respect to the timing of revenue recognition within this segment. The Company concluded the following in connection with its review of premature revenue recognition:
•	equipment confirmations in the last several weeks of a quarter were the most likely to be executed early by the customer due to requests from certain Company employees;

•	no evidence was discovered of fictitious sales being recorded by the Company;

•	revenue was recognized early primarily by one quarter; in most cases, installations were completed in the following quarter; and

•	the impact on the Company’s financial results was not deemed material for any individual quarter or annually.
     The net impact of this premature revenue recognition was assessed as of June 30, 2004 based upon interviews of customers representing a substantial percentage of the segment’s end of quarter reported revenue. As a result, it was determined that approximately 10.8% of revenue in the last 10 days of the fourth quarter of fiscal 2004 was being recognized prematurely (based upon an extrapolation). The Company recorded an $8.3 million reduction of revenue and a $5.3 million reduction of operating earnings during the fourth quarter of fiscal 2004 to adjust for premature revenue recognition that was determined to have occurred within that quarter. This revenue and operating earnings were recognized in the first quarter of fiscal 2005 upon completion of the applicable installation process.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These estimation methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied (i.e., utilizing the 10.8% exception rate) the net increase/(decrease) in revenue and operating earnings for the first three quarters of fiscal 2004 and fiscal 2003, and the related percentage of the former Automation and Information Services segment’s reported amounts, would have been as follows:

			Operating
	Revenue	% Change	Earnings	% Change
Fiscal 2004
First Quarter	$3.7	2.6%	$2.4	4.5%
Second Quarter	0.1	0.0%	—	0.0%
Third Quarter	(1.9)	(1.1%)	(1.2)	(1.7%)

Year-To-Date	$1.9	0.4%	$1.2	0.6%

Fiscal 2003
First Quarter	$2.6	1.9%	$1.7	3.6%
Second Quarter	0.2	0.1%	0.1	0.1%
Third Quarter	(0.3)	(0.2%)	(0.2)	(0.3%)
Fourth Quarter	(3.8)	(1.9%)	(2.4)	(2.8%)

Total Year	($1.3)	(0.2%)	($0.8)	(0.3%)

     Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the periods noted above would range from less than 1% to a high of 6.6%. There were two quarters in which the estimated impact was over 5% (first quarter of fiscal 2003 negative impact of 6.6% and third quarter of fiscal 2004 negative impact of 5.5%). The Company believes that the impact of the adjustments resulting from the estimation methods are not material to previously reported results because such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company’s previous disclosures related to the former Automation and Information Services segment.
     Given the premature revenue recognition practices identified at June 30, 2004, the Company completed a similar review of the installation process during the first quarter of fiscal 2005, including interviews with selected customers representing a substantial percentage of the former Automation and Information Services segment’s end of quarter reported revenue. While the results from the interviews performed in the first quarter of fiscal 2005 suggested a lower incidence of premature revenue recognition than at June 30, 2004, the sample of customers interviewed was more limited than was completed at June 30, 2004. In addition, the Company’s efforts to improve its system of internal controls were in the early stages. As a result, the Company in conjunction with the Audit Committee decided to adjust reported revenue utilizing the same error rate, 10.8%, as was utilized at June 30, 2004. Utilizing the same 10.8% assumed error rate, the Company recorded a $4.2 million reduction in revenue and a $2.5 million reduction in operating earnings during the first quarter of fiscal 2005. This adjustment is exclusive of the recognition of the $8.3 million in revenue and $5.3 million of operating earnings in the first quarter of fiscal 2005 described above.
     Following the completion of the first quarter of fiscal 2005, the Company reiterated the revenue recognition policy for equipment systems installed at a customer’s site for its former Automation and Information Services segment, and instructed all employees to strictly adhere to this policy. The Company continues to implement corrective actions in response to these findings regarding its revenue recognition practices within its former Automation and Information Services segment, as described in Note 1 of “Notes to Consolidated Financial Statements” in the 2004 Form 10-K. During the second, third and fourth quarters of fiscal 2005, the Company’s internal audit function completed a review of revenue recognition practices associated with the equipment installation process for its former Automation and Information Services segment, including interviews with selected customers and site visits to related customer locations representing a substantial percentage of the former Automation and Information Services segment’s end of quarter reported revenue. The results of the interviews and site visits performed by the internal audit function during the second, third and fourth quarters of fiscal 2005 did not indicate any additional occurrences of premature revenue recognition as described above.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Previously Restated Earnings: Certain Balance Sheet Reserve and Accrual Adjustments
     The Audit Committee’s internal review included a review to determine if period-end adjustments to balance sheet reserve accounts and other accruals recorded in fiscal 2000 through fiscal 2004 were properly recorded in accordance with generally accepted accounting principles (“GAAP”). Based upon the Audit Committee’s internal review, the Company determined that there were various situations where (a) the amount of reserve, (b) the timing of reserve recognition, or (c) the timing of reserve adjustments could not be substantiated or was in error. As a result, as described in the 2004 Form 10-K, the consolidated financial statements for certain prior fiscal quarters and years were restated by the Company.
     The types of balance sheet reserves and accrual adjustments that were previously restated consist of the following:
1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a last-in, first-out (“LIFO”) inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid. The net impact of these errors on the first three quarters of fiscal 2004 and fiscal 2003 is reflected in the table below.
2. Errors made in previous periods which were identified and appropriately corrected in a subsequent period when discovered. These items were not reported as prior period corrections at the time of their discovery because they were deemed immaterial. However, the Company restated its prior consolidated financial statements to correct for such items identified during the internal review. The net impact of these errors on the first three quarters of fiscal 2004 and fiscal 2003 is reflected in the table below.
     The following table summarizes the restatement impact on previously reported net earnings as defined above for fiscal 2004 and 2003:

	Misapplication		Total
(in millions)	of GAAP	Errors	Restatement
Fiscal 2004:
First Quarter	$(0.3)	$(4.5)	$(4.8)
Second Quarter	(0.4)	(4.5)	(4.9)
Third Quarter	—	(5.7)	(5.7)

Year-to-Date	$(0.7)	$(14.7)	$(15.4)

Fiscal 2003:
First Quarter	$(3.1)	$(3.8)	$(6.9)
Second Quarter	(1.1)	3.7	2.6
Third Quarter	(9.1)	(5.4)	(14.5)
Fourth Quarter	(2.3)	(9.6)	(11.9)

Total Year	$(15.6)	$(15.1)	$(30.7)

     The following table summarizes the restatement impact on previously reported earnings per Common Share amounts for fiscal 2003:

	Fiscal 2003
	As	As
	Reported	Restated
Earnings from continuing operations per Common Share:
Basic	$3.17	$3.10
Diluted	$3.12	$3.05
Prior Period Errors
     As the Company continued to respond to the SEC’s investigation and the Audit Committee’s internal review, the Company identified errors in certain restatement adjustments reflected in the 2004 Form 10-K. The impact of the individual and consolidated adjustments on operating earnings, net earnings and the related per share amounts was immaterial for all periods presented. The tables above have not been adjusted to reflect the impact of these errors. Had the tables been adjusted, the total restatements would have increased/(decreased) by $0.1 million, $(0.6) million, $0.8 million and $(0.5) million for the first, second, third and fourth quarters of fiscal 2003, respectively. Net earnings would have increased/(decreased), as a result of these errors for fiscal years 2003, 2002 and 2001 by $(0.2) million, $(0.5) million and $2.8 million, respectively. There was no impact on the previously reported earnings per share for any of the periods effected. In addition, the above errors would also decrease the Company’s June 30, 2000 retained earnings by $1.1 million.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review and the separate Board committee internal review remain ongoing, although the Audit Committee internal review and the separate Board committee internal review are substantially complete. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry, the Audit Committee internal review or the separate Board committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.
     In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, or this Form 10-K will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. As the SEC’s investigation, the U.S. Attorney’s inquiry and the Audit Committee’s internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the 2004 Form 10-K, the Forms 10-Q for the quarterly periods during fiscal 2005, and this Form 10-K.
2. RECLASSIFICATIONS
     As presented historically since 1998, the Pharmaceutical Distribution and Provider Services segment’s revenue was classified into two categories (“Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other”). The “Bulk Deliveries to Customer Warehouses and Other” category had historically included revenue arising from sales where the Company ordered pharmaceutical product in bulk on behalf of a specific warehousing customer and either the manufacturer shipped the product directly to the customer’s warehouse or the product was shipped to the customer’s warehouse by the Company shortly after it was received by the Company and was not put into the Company’s inventory (in either case, “Bulk Revenue”). For all Bulk Revenue, the product was shipped to the customer in the same bulk form in which it was received by the Company from the manufacturers. From November 2001 through March 2004, the Company followed an internal policy for distinguishing between Operating Revenue and Bulk Revenue based on how long the product was in the Company’s possession prior to being shipped to customers. If the product was in the possession of the Company for more than 24 hours prior to being shipped to customers, then, regardless of other characteristics of the transaction or the reason for the product being held more than 24 hours, the sale of that product was deemed to be Operating Revenue. The Company’s internal policy also provided that customer orders for bulk shipments filled from inventory within the Company’s warehouse were deemed to be Operating Revenue. Based on results of the internal review conducted by the Audit Committee, the Company concluded that certain bulk shipments ordered by customers were intentionally held beyond 24 hours so that, pursuant to the internal policy, such shipments were classified as Operating Revenue in two quarters within fiscal 2003. The impact of this practice was not previously quantified and disclosed as part of the Company’s reported Operating Revenue. The improper classification between Bulk Revenue and Operating Revenue had no impact on the Company’s previously reported total revenue or operating or net earnings for these periods.
     The following table shows the amount of Bulk Revenue that was estimated to be improperly classified as Operating Revenue in the manner described above and the impact from adjusting each of Bulk Revenue and Operating Revenue for the periods in which these improper classifications occurred:

	Fiscal Year Ended
	June 30, 2003
	Bulk	Operating
(in millions)	Revenue	Revenue
First Quarter	$—	$—
Second Quarter	673.0	(673.0)
Third Quarter	140.0	(140.0)
Fourth Quarter	—	—

Total Year	$813.0	$(813.0)

     The Company decided to aggregate revenue classes within its 2004 Form 10-K. “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” have been combined for all periods presented so that total revenue and total cost of products sold are presented as single amounts in the consolidated statements of earnings. These reclassifications have no effect on previously reported total revenue, related cost of products sold, operating earnings, net earnings or earnings per share. Beginning with the 2004 Form 10-K, information concerning the portion of the Company’s revenue that arises from Bulk Revenue is discussed in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Certain other insignificant reclassifications were made to conform prior period amounts to the current presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company is a leading provider of products and services supporting the health care industry and helping health care providers and manufacturers improve the efficiency and quality of health care. As of June 30, 2005, the Company conducted its business within the following four business segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. See Note 18 for information related to the Company’s business segments.
Basis of Presentation. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. In addition, all significant intercompany accounts and transactions have been eliminated upon consolidation.
     During fiscal 2005, 2004 and 2003, the Company completed several acquisitions that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company’s acquisitions is provided in Note 4.
     The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, inventory valuation, allowance for doubtful accounts, goodwill and intangible asset impairment, vendor reserves and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
Cash Equivalents. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value. Cash payments for interest were $127.4 million, $112.7 million and $115.3 million and cash payments for income taxes were $535.8 million, $566.3 million and $256.8 million for fiscal 2005, 2004 and 2003, respectively. See Note 4 for additional information regarding non-cash investing activities related to certain recent acquisitions.
Short-term Investments. The Company’s short-term investments include approximately $79.8 million in tax-exempt variable demand notes and approximately $20.0 million in tax-exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. See Note 23 for additional information regarding short-term investments.
Receivables. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other health care service activities and are presented net of an allowance for doubtful accounts of $109.8 million and $119.1 million at June 30, 2005 and 2004, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge a customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write-off any amounts deemed uncollectible against an established bad debt reserve.
     The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $57.5 million and $35.4 million at June 30, 2005 and 2004, respectively (current portions were $40.5 million and $17.2 million, respectively), and are included in other assets. These amounts are reported net of an allowance for doubtful accounts of $4.4 million and $4.1 million at June 30, 2005 and 2004, respectively.
     The Company has formed special purpose entities with the sole purpose of buying receivables or sales-type leases from various legal entities of the Company and selling those receivables or sales-type leases to certain multi-seller conduits administered by banks or other third-party investors. See Note 10 for additional disclosure regarding off-balance sheet financing.
     During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during fiscal 2004 and 2001, respectively. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity’s receivables. See Note 6 for additional information.
Inventories. A substantial portion of inventories (approximately 67% in 2005 and 66% in 2004) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the Company’s Pharmaceutical Distribution business and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been higher than the LIFO method reported at June 30, 2005 and 2004 by $26.0 million and $57.8 million, respectively.
Goodwill and Other Intangibles. The Company accounts for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company performed its annual impairment test in fiscal 2005 and 2004, neither of which resulted in the recognition of any impairment charges. See Note 17 for additional disclosure regarding goodwill and other intangible assets.
Property and Equipment. Property and equipment are primarily stated at cost. Depreciation expense for financial reporting purposes is primarily computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements – 1 to 50 years; machinery and equipment – 3 to 20 years; furniture and fixtures – 7 years. Depreciation expense was $337.8 million, $278.0 million and $249.0 million for fiscal 2005, 2004 and 2003, respectively. The Company expenses repairs and maintenance expenditures as incurred. The Company capitalizes interest on long-term fixed asset projects using a rate of 5.0%, which approximates the Company’s weighted average interest rate on long-term debt. The amount of capitalized interest within the Corporate entity was immaterial for all fiscal years presented.
Other Accrued Liabilities. Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal years ended June 30, 2005 and 2004, the largest component of other accrued liabilities was deferred tax liabilities of approximately $730.8 million and $530.2 million, respectively. Other significant components of other accrued liabilities were current taxes payable and employee compensation and related benefit accruals. For fiscal 2005 and 2004, current taxes payable were $209.8 million and $286.4 million, respectively, while employee compensation and related benefit accruals were $381.3 million and $310.8 million, respectively.
Revenue Recognition. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of sales returns and allowances.
Pharmaceutical Distribution and Provider Services
     This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances (see “Sales Returns and Allowances” below for further information).
     This segment defines Bulk Revenue as transactions with one or more of the following characteristics:
•	deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products;

•	delivery of products to the customer in the same form as the products are received from the manufacturer;

•	warehouse to customer warehouse or process center deliveries; or

•	deliveries to customers in large or high volume full case quantities.
     Bulk revenue is recorded when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. See Notes 1 and 2 for a further discussion of Bulk Revenue.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenue for deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products is recorded gross in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction.
     This segment also owns certain consignment inventory and recognizes revenue when that inventory is sold to a third party by the segment’s customer.
     Through its Medicine Shoppe and Medicap franchise operations, the Company has apothecary-style pharmacy franchisees in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.
Medical Products and Services
     This segment records distribution and self-manufactured medical product revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances (see “Sales Returns and Allowances” below for further information).
Pharmaceutical Technologies and Services
     Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract which specify when transfer of title occurs. Non-product revenue includes annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. Exclusivity payments are received from certain manufacturers in return for the Company’s commitment not to enter into agreements to manufacture competing products. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when all obligations of performance have been completed.
     Radiopharmaceutical revenue is recognized upon delivery of the product to the customer.
     Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.
Clinical Technologies and Services
     The Company’s Pyxis products business leases or sells point-of-use systems. Revenue is recognized from these transactions as follows:
•	Revenue is recognized on sales-type leases when the lease becomes noncancellable. The lease is determined to be noncancellable upon completion of the installation, when the equipment is functioning according to material specifications of the user’s manual and the customer has accepted the equipment, as evidenced by signing an equipment confirmation document (see Note 16 for additional information). Interest income on sales-type leases is recognized in revenue using the interest method.

•	Revenue is recognized on the sale of point-of-use systems upon completion of the Company’s installation obligations and upon customer acceptance of the equipment, as evidenced by signing the equipment confirmation document.

•	Consistent with sales-type leases, revenue is recognized on operating leases after installation is complete and customer acceptance has occurred. Operating lease revenue is recognized over the lease term as such amounts become receivable according to the provisions of the lease.
     ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in these “Notes to Consolidated Financial Statements” as “Alaris”) recognizes revenue, net of an allowance for estimated returns and credits, upon delivery and/or installation (depending on the product) and once transfer of title and risk of loss have occurred. Alaris frequently enters into revenue arrangements with multiple deliverables, which is recognized upon completion of the installation process, and is allocated to each element using the relative fair value or vendor-specific objective evidence, as appropriate.
     Pharmacy management and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.
Multiple Segments or Business Units
     Arrangements containing multiple revenue generating activities are accounted for in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.
Savings Guarantees
     Some of the Company’s customer contracts include a guarantee of a certain amount of savings through utilization of the Company’s services. Revenue associated with a guarantee in which the form of consideration is cash or credit memos is not recorded until the guaranteed savings is fully recognized. For guarantees with consideration paid in the form of free products or services, the cost of goods sold related to those sales is increased by the amount of the guarantee.
Sales Returns and Allowances. Pharmaceutical distribution revenue is recorded net of sales returns and allowances. The Pharmaceutical Distribution business recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Pharmaceutical Distribution business’ customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of sales under this accounting policy closely approximate what would have been recorded under SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Applying the provisions of SFAS No. 48 would not materially change the Company’s financial position and results of operations. Sales returns and allowances for the Pharmaceutical Distribution business were approximately $1.4 billion, $1.3 billion and $1.2 billion in fiscal 2005, 2004 and 2003, respectively.
     Distributed and self-manufactured medical product revenue is recorded net of sales returns and allowances. The Medical Products and Services segment has established a reserve against returned goods in accordance with SFAS No. 48. This reserve amount was immaterial for all periods presented. This segment’s customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products which can be added back to inventory and resold at full value, or which can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Sales returns and allowances for the Medical Products and Services segment were approximately $70.8 million, $56.9 million and $55.6 million in fiscal 2005, 2004 and 2003, respectively.
Cash Discounts. Cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when related inventory is sold. See Note 16 for further information regarding cash discounts and the change in accounting method adopted in 2004.
Distribution Service Agreement Fees. The Company’s Pharmaceutical Distribution business accounts for fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory as a reduction in cost of sales, in accordance with EITF Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”
Accounting for Vendor Reserves. In the ordinary course of business, vendors may challenge deductions or billings taken against payments otherwise due them from the Company. These contested transactions are researched and resolved based upon Company policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining an appropriate vendor reserve, the Company assesses historical information and current outstanding claims. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment.
Shipping and Handling. Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $275.7 million, $250.3 million and $213.8 million for fiscal 2005, 2004 and 2003, respectively. Shipping and handling revenue received was immaterial for all periods presented.
Translation of Foreign Currencies. Financial statements of the Company’s subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in a separate component of shareholders’ equity utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of earnings in “interest expense and other” and were immaterial for the fiscal years ended June 30, 2005, 2004 and 2003.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate and Currency Risk Management. The Company accounts for derivative instruments in accordance with SFAS No. 133, as amended, “Accounting for Derivatives and Hedging Activity.” Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to net earnings or shareholders’ equity through other comprehensive income.
     The Company uses forward currency exchange contracts, currency options and interest rate swaps to manage its exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.
     The Company also uses interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to market value through “interest expense and other” at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “interest expense and other.” The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in “interest expense and other .” Both interest rate swaps and foreign currency forward contracts are designated as fair value hedges.
     The Company generally does not use derivative instruments for trading or speculative purposes. During fiscal 2003, the Company entered into one speculative interest rate swap transaction resulting in a gain of approximately $6.7 million.
     The Company’s derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS No. 133, as amended. Periodic gains and losses of contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net earnings as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in net earnings offsetting the exposures of underlying transactions. Carrying values of all contracts are included in other assets or liabilities.
     The Company’s policy requires contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company’s hedging contracts is provided in Note 7.
Research and Development Costs. Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $117.2 million, $56.5 million and $56.9 million in fiscal 2005, 2004 and 2003, respectively. The increase in fiscal 2005 primarily relates to incremental expenses from the acquisition of Alaris. The Company received reimbursement for certain research and development costs. The reimbursements were immaterial for all periods presented.
Income Taxes. In accordance with provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Historically, no provision was made for U.S. income taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the American Jobs Creation Act of 2004 (the “AJCA”). Accordingly, the Company has recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. See Note 8 of “Notes to Consolidated Financial Statements” for additional information.
Earnings per Common Share. Basic earnings per Common Share (“Basic”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of stock options, restricted shares and restricted share units computed using the treasury stock method.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.12, $0.12 and $0.10 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
Recent Financial Accounting Standards. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FASB Staff Position provides guidance on the accounting, disclosure, effective date and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The Statement requires abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued FASB Staff Position SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004.” This FASB Staff Position clarifies that the tax deduction for domestic manufacturers under the AJCA should be accounted for as a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FASB Staff Position SFAS 109-1 was effective upon issuance. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued FASB Staff Position SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This pronouncement provides entities more time to evaluate the impact of the AJCA on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” FASB Staff Position SFAS 109-2 was effective upon issuance. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly has recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. See Note 8 below for additional information regarding the AJCA.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective for the Company as of the beginning of the first annual reporting period after June 15, 2005. The Company will adopt this Statement on July 1, 2005.
     SFAS No. 123(R) allows public companies to adopt its requirement using one of the following transition methods: (a) a “modified prospective” method in which compensation cost for all share-based payments granted after the effective date is recognized based on the requirements of SFAS No. 123(R) and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123(R) is recognized based on SFAS No. 123; or (b) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits entities to restate prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized in its SFAS No. 123 pro forma disclosures. The Company will be adopting SFAS No. 123(R) using the modified prospective method.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25. As such, the Company generally does not recognize compensation cost for stock options granted to employees. The adoption of SFAS No. 123(R) is expected to have a significant impact on the Company’s results of operations; however, it is not expected to have a material impact on the Company’s overall financial position. The Company cannot determine the impact of SFAS No. 123(R) at this time as it will depend on share-based payments granted in the future. However, if the Company had adopted SFAS No.123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described below in the “Accounting for Stock-Based Compensation” disclosure of pro forma net income and earnings per share. SFAS No.123(R) also requires the benefits of excess tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as is currently required. As such, in the periods after adoption, this requirement of SFAS No. 123(R) will reduce net operating cash flows and increase net financing cash flow. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other items, future employee stock option exercises. However, the amount of operating cash flows recognized in the year ended June 30, 2005, 2004 and 2003 for such excess tax deductions were $18.8 million, $66.4 million and $65.5 million, respectively.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation is not anticipated to have a material impact on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Once adopted by the Company, this Statement could have an impact on prior year consolidated financial statements if the Company has a change in accounting.
     Accounting for Stock-Based Compensation. At June 30, 2005, the Company maintained several stock incentive plans for the benefit of certain employees. The Company accounts for these plans in accordance with APB No. 25, and related interpretations. Except for costs related to restricted shares, restricted share units, stock appreciation rights and an insignificant number of amended options requiring a new measurement date, no compensation expense has been recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Fiscal Year Ended June 30,
(in millions, except per Common Share amounts)	2005	2004	2003

Net Earnings, as reported	$1,050.7	$1,474.5	$1,375.1
Stock-based employee compensation expense, included in net earnings, net of related tax effects	6.3	2.0	1.8
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects (1)	(138.9)	(104.3)	(91.6)

Pro Forma net earnings	$918.1	$1,372.2	$1,285.3

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended June 30,
	2005	2004	2003

Basic earnings per Common Share:
As reported	$2.44	$3.39	$3.08
Pro Forma basic earnings per Common Share	$2.13	$3.16	$2.88

Diluted earnings per Common Share:
As reported	$2.41	$3.35	$3.03
Pro Forma diluted earnings per Common Share (2)	$2.12	$3.14	$2.85

(1)	The total stock-based employee compensation expense was adjusted to include net employee stock purchase plan expense of $7.5 million, $8.4 million and $6.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

(2)	The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS 123.
4. BUSINESS COMBINATIONS AND SPECIAL ITEMS
Business Combinations
     Fiscal 2005. During fiscal 2005, the Company completed acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $107 million. Assumed liabilities of acquired businesses were approximately $27 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions occurred on July 1, 2002, results of operations would not have differed materially from reported results.
     Fiscal 2004. On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of Alaris, a San Diego, California-based provider of intravenous medication safety products and services. On July 7, 2004, Alaris merged with a subsidiary of the Company to complete the transaction. This acquisition was accounted for under the purchase method of accounting. The cash transaction was valued at approximately $2.1 billion, including the assumption of approximately $358 million of debt. Under the agreement, the Company agreed to make a cash tender offer to acquire all of the outstanding shares of Alaris common stock at a price of $22.35 per share. Alaris employees with outstanding stock options either elected to receive a cash payment or convert their options into an option to purchase the Company’s Common Shares. In July 2004, certain Alaris employees elected to convert their options for the right to purchase a total of approximately 0.6 million Common Shares of the Company.
     The allocation of the Alaris purchase price resulted in an allocation to goodwill of approximately $1.6 billion and an allocation to identifiable intangible assets of $413.2 million. The Company valued intangible assets related to trademarks, trade names, patents and customer relationships. The detail by category is as follows:

	Amount
Category	(in millions)	Average Life (Years)

Trademarks and trade names	$153.8	Indefinite
Patents	108.2	10
Customer relationships	151.2	8

Total intangible assets acquired	$413.2

     The Company worked with a third-party valuation expert to determine the fair value of in-process research and development (“IPR&D”) and the fair value of identifiable intangible assets. As required by SFAS 141 “Business Combinations,” amounts assigned to tangible and intangible assets to be used in research and development projects that have no alternate future use were charged to expense at the acquisition date. The Company recorded a charge in fiscal 2004 of $12.7 million within special items in

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s consolidated statement of earnings for an estimate of acquired IPR&D.
     Supplemental pro forma results of operations are not disclosed as the impact to the Company from the Alaris acquisition was not material. The fiscal 2004 consolidated financial statements include the results of operations from June 28, 2004.
     Prior to the completion of the Alaris acquisition, on June 16, 2004, ICU Medical, Inc. filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief preventing Alaris from selling SmartSite® products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action.
     During December 2003, the Company completed its acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in these “Notes to Consolidated Financial Statements” as “Intercare”), an European pharmaceutical products and services company. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt.
     In addition, during fiscal 2004, the Company completed other acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $168 million. Assumed liabilities of acquired businesses, including those of Alaris and Intercare, were approximately $1.1 billion. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions, including Alaris and Intercare, occurred on July 1, 2002, results of operations would not have differed materially from reported results.
     Fiscal 2003. On January 1, 2003, the Company completed the acquisition of Syncor International Corporation, a Woodland Hills, California-based company (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in these “Notes to Consolidated Financial Statements” as “Syncor”), which is a provider of nuclear pharmacy services. This acquisition was accounted for under the purchase method of accounting. The Company issued approximately 12.5 million Common Shares, valued at approximately $780 million, to Syncor stockholders and Syncor’s outstanding stock options were converted into options to purchase approximately 3.0 million Common Shares. The Company also assumed approximately $120 million in debt. In connection with this acquisition, certain operations of Syncor have been sold (see Note 22 below) and other operations have been integrated with the Company’s existing Nuclear Pharmacy Services business, a component of the Pharmaceutical Technologies and Services segment.
     In addition, during fiscal 2003, the Company completed other acquisitions that individually were not material and were accounted for under the purchase method of accounting. The aggregate purchase price of these individually immaterial acquisitions, which was paid in cash, was approximately $14.4 million. Assumed liabilities of the acquired businesses, including those of Syncor, were approximately $340.1 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Had the transactions, including Syncor, occurred on July 1, 2002, results of operations would not have differed materially from reported results.
Special Items Policy
     The Company’s special items primarily consist of costs relating to the integration of previously acquired companies or costs of restructuring operations to improve productivity. Integration costs from acquisitions accounted for under the pooling of interests method have been recorded in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring),” and SAB No. 100, “Restructuring and Impairment Charges.” Certain costs related to these acquisitions, such as employee and lease terminations and other facility exit costs, were recognized at the date the integration plan was adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date have been expensed as the integration plan has been implemented.
     Costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is committed to and adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At the beginning of the third quarter of fiscal 2003, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to account for costs incurred in restructuring activities. Under this standard, a liability for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF Issue No. 94-3, which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.
     The Company records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. Also, the Company records, from time to time, material charges that are one-time, unusual or infrequent in nature as special items.
Special Items
     The following is a summary of the Company’s special items for fiscal years ended June 30, 2005, 2004, and 2003.

	Fiscal Year Ended June 30,
(in millions, except per Common Share amounts)	2005	2004	2003

Restructuring costs	$203.0	$37.1	$67.0
Merger-related costs	48.9	44.7	74.4
Litigation settlements, net	(42.3)	(62.3)	(101.5)
Other	54.6	37.9	—

Total special items	264.2	57.4	39.9
Tax effect of special items (1)	(67.9)	(21.8)	(6.7)

Net earnings effect of special items	196.3	35.6	33.2

Net decrease on Diluted EPS	$0.45	$0.08	$0.07

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdiction where the item was incurred.
Restructuring Costs
     The following table segregates the Company’s restructuring costs into the various reporting segments the restructuring projects impacted. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Restructuring costs:
Global restructuring program:
Pharmaceutical Distribution and Provider Services	$9.5	$—	$—
Medical Products and Services	27.0	—	—
Pharmaceutical Technologies and Services	118.9	—	—
Clinical Technologies and Services	0.7	—	—
Other	30.0	—	—
Other restructuring programs:
Pharmaceutical Distribution and Provider Services	0.5	—	1.4
Medical Products and Services	8.5	8.7	23.6
Pharmaceutical Technologies and Services	6.2	23.3	40.7
Clinical Technologies and Services	0.6	4.2	—
Other	1.1	0.9	1.3

Total restructuring costs	$203.0	$37.1	$67.0

     Global Restructuring Program. As previously announced, the Company has launched a global restructuring program in connection with its One Cardinal Health initiative with a goal of increasing the value the Company provides its customers through

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases and that it will be substantially completed by the end of fiscal 2008. See the Form 8-K filed by the Company on December 14, 2004 for a description of the costs the Company expects to incur in connection with the first phase of this global restructuring program (“Phase I”). See the Form 8-K filed by the Company on August 5, 2005 for a description of the costs the Company expects to incur in connection with the second phase of this global restructuring program (“Phase II”). The following tables summarize the significant costs recorded within special items for fiscal 2005 in connection with Phase I and Phase II and the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date.

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Global restructuring program costs:
Pharmaceutical Distribution and Provider Services
Employee-related costs (1)	$2.9	$—	$—
Facility exit and other costs (2)	6.6	—	—

Total Pharmaceutical Distribution and Provider Services	9.5	—	—
Medical Products and Services
Employee-related costs (1)	17.5	—	—
Facility exit and other costs (2)	9.5	—	—

Total Medical Products and Services	27.0	—	—
Pharmaceutical Technologies and Services
Employee-related costs (1)	13.0	—	—
Asset impairments (3)	102.7	—	—
Facility exit and other costs (2)	3.2	—	—

Total Pharmaceutical Technologies and Services	118.9	—	—
Clinical Technologies and Services
Employee-related costs (1)	0.7	—	—

Total Clinical Technologies and Services	0.7	—	—
Other
Employee-related costs (1)	8.0	—	—
Facility exit and other costs (2)	22.0	—	—

Total Other	30.0	—	—

Total global restructuring program costs	$186.1	$—	$—

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

(3)	Asset impairments were recorded in connection with the Company’s plan to sell three facilities and transfer business from a fourth facility, as described in more detail below.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Expected	Headcount Reduction
	Fiscal Year of		As of
	Completion (1)	Expected (2)	June 30, 2005

Global restructuring program:
Pharmaceutical Distribution and Provider Services	2006	75	75
Medical Products and Services	2008	2,675	340
Pharmaceutical Technologies and Services	2007	985	430
Clinical Technologies and Services	2005	15	15
Other	2009	540	—

Total global restructuring program		4,290	860

(1)	Expected fiscal year in which the last project will be completed.

(2)	Represents projects that have been initiated as of June 30, 2005.
     The Company incurred costs of $9.5 million related to restructuring projects associated with Phase I initiated within the Pharmaceutical Distribution and Provider Services segment during fiscal 2005. The projects within this segment include the closing of two distribution centers and consolidation into existing locations, the closing of multiple Company-owned pharmacies within Medicine Shoppe International, Inc. and the outsourcing of information technology functions.
     The Company incurred costs of $27.0 million related to restructuring projects associated with Phase I initiated within the Medical Products and Services segment during fiscal 2005. The projects within this segment include centralizing of management functions within the distribution business, transitioning to a customer needs-based sales representative model in the ambulatory care business and improvements within the manufacturing business through consolidation or outsourcing of production from higher cost facilities to lower cost facilities.
     The Company incurred costs of $118.9 million related to restructuring projects associated with Phase I initiated within the Pharmaceutical Technologies and Services segment during fiscal 2005. The projects within this segment include planned reductions of headcount within existing operations and consolidation of overlapping operations. The total costs for fiscal 2005 include $102.7 million of asset impairment charges of which approximately $102.4 million related to its plan to sell three facilities and transfer business from a fourth facility. The Company plans to sell a portion of the businesses housed in each of the three facilities available for sale and transfer the remaining portion of the businesses to other existing Company facilities. One facility was sold in fiscal 2005 and the Company expects to complete the sale of the remaining two facilities no later than the end of fiscal 2006. The carrying amount of the three facilities to be sold was $106.3 million, which included $18.7 million of goodwill allocated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met during fiscal 2005, the carrying value of the asset groups being sold was adjusted to $28.5 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $77.8 million associated with the three businesses during fiscal 2005. As stated above, the Company also committed to a plan to transfer production from a fourth facility within its Pharmaceutical Technologies and Services facilities to another existing Company facility in fiscal 2005. Production is expected to continue at the facility through fiscal 2007. The Company recorded an asset impairment of $24.6 million in fiscal 2005 based on an analysis of discounted cash flows in accordance with SFAS No. 144.
     The Company incurred costs of $0.7 million related to a restructuring project associated with Phase I initiated within the Clinical Technologies and Services segment during fiscal 2005. The costs were incurred in connection with a planned headcount reduction.
     During fiscal 2005, the Company incurred costs of $30.0 million related to restructuring projects associated with Phase I and Phase II that impacted multiple segments. These costs related primarily to project consulting fees incurred as a result of design and implementation of the Company’s overall restructuring plan, restructuring the Company’s delivery of information technology infrastructure services, and severance accrued upon management’s commitment to the restructuring plan when a defined severance plan exists.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other Restructuring Programs. Separate from the global restructuring program discussed above, the Company incurred costs of $16.9 million in fiscal 2005 to restructure operations (both domestically and internationally) throughout the Company as compared to $37.1 million in fiscal 2004 and $67.0 million in fiscal 2003. See costs by segment in the table above. The restructuring plans across all segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally, and aligning operations in the most strategic and cost-efficient structure. Included in these costs for fiscal 2004 were $13.7 million in asset impairments related to the Company’s decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment.
     In connection with implementing these restructuring plans, the Company incurred costs that included, but were not limited to, the following: (a) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists; and (b) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The earliest of these restructuring plans was initiated during fiscal 2001, with others being implemented throughout fiscal 2002, 2003 and 2004. Some of these restructuring plans were completed during fiscal 2003, 2004 and 2005 while other plans will be completed throughout fiscal 2006. Overall, the restructuring plans within the Pharmaceutical Distribution and Provider Services segment resulted in the termination of approximately 43 employees, 41 of whom were terminated as of June 30, 2005. The restructuring plans within the Medical Products and Services segment will result in the termination of approximately 2,200 employees, of whom approximately 2,185 had been terminated as of June 30, 2005. The restructuring plans within the Pharmaceutical Technologies and Services segment overall will result in the termination of approximately 1,100 employees, 1,050 of whom were terminated as of June 30, 2005. The restructuring plans within the Clinical Technologies and Services segment resulted in the termination of 35 employees, all of whom had been terminated as of June 30, 2005. The restructuring plans that impacted multiple segments resulted in the termination of 20 employees, all of whom had been terminated as of June 30, 2005.
Merger-Related Costs
     Costs of integrating operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs incurred during fiscal 2005 were primarily a result of the Alaris and Syncor acquisitions. The merger-related costs incurred during fiscal 2004 were primarily a result of the Syncor acquisition. Merger-related costs incurred during fiscal 2003 were primarily a result of the Bindley Western Industries, Inc. (which has been given the legal designation of Cardinal Health 100, Inc. and is referred to in these “Notes to Consolidated Financial Statements” as “Bindley”) acquisition. During the fiscal years noted above, the Company also incurred merger-related costs for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Merger-related costs:
Employee-related costs	$16.3	$11.9	$18.7
Pharmaceutical distribution center consolidation	—	0.1	22.7
Asset impairments and other exit costs	1.6	0.9	5.4
Debt issuance cost write-off	8.8	—	—
In-process research and development	—	12.7	—
Integration costs and other	22.2	19.1	27.6

Total merger-related costs	$48.9	$44.7	$74.4

     Employee-Related Costs. During fiscal 2005, 2004 and 2003, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $16.3 million, $11.9 million and $18.7 million, respectively. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the mergers or acquisitions. The fiscal 2005 charges related primarily to the Alaris and Syncor acquisitions. The fiscal 2004 charges were primarily a result of the Syncor acquisition. In addition to these types of costs, during fiscal 2003, the Company incurred a charge of $8.8 million related to an approved plan to curtail defined benefit pension plans within the Pharmaceutical Technologies and Services segment. This curtailment resulted from the plan to conform the employee benefit plans of R.P. Scherer Corporation (which has been given the legal designation of Cardinal Health 409, Inc. and is referred to in these “Notes to Consolidated Financial Statements” as “Scherer”) to the Company’s benefit plan structure at the time of the Scherer merger. In fiscal 2005, $2.9 million of the remaining accrual balance was reversed as a result of lowered estimates for future payouts due to reduced headcount.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pharmaceutical Distribution Center Consolidation. During fiscal 2004 and 2003, the Company incurred charges of $0.1 million and $22.7 million, respectively, primarily associated with the Company’s plans to close and consolidate a total of 16 Bindley distribution centers, Bindley’s corporate office and one of the Company’s data centers as a result of the Bindley acquisition. These charges include, but are not limited to, the following: (a) employee-related costs, primarily from the termination of approximately 1,250 employees due to the closures and consolidations noted above; (b) exit costs to consolidate and close the various facilities mentioned above, including asset impairment charges, inventory move costs and contract/lease termination costs; and (c) duplicate salary costs incurred during the shutdown periods.
     Asset Impairments and Other Exit Costs. During fiscal 2005, 2004 and 2003, the Company incurred asset impairment and other exit costs of $1.6 million, $0.9 million and $5.4 million, respectively. The asset impairment and other exit costs incurred during fiscal 2005 were primarily a result of fixed asset disposals due to the Alaris acquisition and facility closures associated with the Syncor acquisition. The asset impairment and other exit costs incurred during fiscal 2004 related primarily to plans to consolidate operations as a result of the Syncor acquisition. The asset impairment and other exit costs incurred during fiscal 2003 related primarily to plans to close and consolidate facilities as a result of the Bergen Brunswig Medical Corporation acquisition as well as asset impairments, lease terminations and other exit costs incurred internationally as a result of the Scherer acquisition.
     Debt Issuance Cost Write-Off. During the first two quarters of fiscal 2005, the Company incurred charges of $8.8 million related to the write-off of debt issuance costs and other debt tender offer costs related to the Company’s decision to retire certain Alaris debt instruments that carried higher interest rates than the Company’s cost of debt. As a result, the Company retired such debt instruments in advance of their original maturity dates.
     In-Process Research and Development. During the fourth quarter of fiscal 2004, the Company recorded a charge of $12.7 million related to the write-off of in-process research and development costs associated with the Alaris acquisition.
     Other Integration Costs. During fiscal 2005, 2004 and 2003, the Company incurred integration costs and other of $22.2 million, $19.1 million and $27.6 million, respectively. The costs included in this category generally relate to expenses incurred to integrate merged or acquired companies’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.
Litigation Settlements, Net
     The following table summarizes the Company’s net litigation settlements during fiscal 2005, 2004 and 2003.

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Litigation settlements, net:
Vitamin litigation	$(0.6)	$(6.5)	$(102.9)
Pharmaceutical manufacturer antitrust litigation	(41.7)	(55.9)	—
Other	—	0.1	1.4

Total litigation settlements, net	$(42.3)	$(62.3)	$(101.5)

     Vitamin Litigation. During fiscal 2005, 2004 and 2003, the Company recorded income of $0.6 million, $6.5 million and $102.9 million, respectively, resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through June 30, 2005 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company has settled all known claims, and the total amount of any future recovery is not likely to be material.
     Pharmaceutical Manufacturer Antitrust Litigation. During fiscal 2005, the Company recorded income of $41.7 million as compared to $55.9 million in fiscal 2004 resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of such claims through June 30, 2005 was $97.6 million (net of attorney fees, payments due to other interested parties and expenses withheld).

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other Litigation. During fiscal 2004 and 2003, the Company recorded settlement charges of $0.1 million and $1.4 million, respectively, related to certain immaterial litigation matters, all of which have been fully resolved.
Other
     Fiscal 2005. During fiscal 2005, the Company incurred costs recorded within other special items totaling $54.6 million. These costs primarily relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. In addition, these costs include a $25.0 million reserve for the potential settlement with the SEC regarding resolution of its investigation with respect to the Company. Unless and until the SEC investigation is resolved, there can be no assurance that the amount reserved by the Company for this investigation will be sufficient and that a larger amount will not be required. Therefore, this reserve will be reviewed on a quarterly basis and adjusted to the extent that the Company determines it is necessary. For further information regarding these matters, see Note 1.
     Fiscal 2004. During fiscal 2004, the Company incurred other special items totaling $37.9 million. This total comprises two items. First, the Company made a special contribution to The Cardinal Health Foundation during the fourth quarter which totaled approximately $31.7 million. The special contribution was made as a direct result of a large pharmaceutical manufacturer antitrust litigation settlement received during the fourth quarter. The Cardinal Health Foundation is the primary vehicle used by the Company to provide charitable support to the community and various organizations. Prior contributions to the Cardinal Health Foundation were immaterial. Second, the Company incurred costs of $6.2 million during the fourth quarter related to the SEC investigation and the Audit Committee’s internal review. These costs primarily represent legal fees and document preservation and production costs incurred in responding to requests related to the SEC’s investigation and the Audit Committee’s internal review. Prior costs incurred related to these matters were immaterial. For further information regarding these matters, see Note 1.
Special Items Accrual Rollforward
     The following table summarizes activity related to liabilities associated with the Company’s special items.

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003

Balance at beginning of year	$39.9	$45.7	$64.7
Additions (1)	306.5	119.8	142.8
Payments	(260.1)	(125.6)	(161.8)

Balance at end of year	$86.3	$39.9	$45.7

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during fiscal 2005, 2004 and 2003 of $42.3 million, $62.4 million and $102.9 million, respectively, which were recorded as special items.
Purchase Accounting Accruals
     In connection with restructuring and integration plans related to Intercare, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. As of June 30, 2005, the Company had paid $3.0 million of employee-related costs. Also during fiscal 2005, the Company reversed a $1.5 million accrual against goodwill as it was no longer necessary. No payments have been made associated with the facility closures.
     In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of June 30, 2005, the Company had paid $13.8 million of employee related costs, $5.1 million associated with the facility closures and $1.1 million of other restructuring costs.
Other
     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $268 million (approximately $175 million net of tax). These estimated costs are primarily associated with the first and second phases of the Company’s previously-announced global restructuring program and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.
5. LEASES
Sales-Type Leases. The Company’s sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

	June 30,	June 30,
(in millions)	2005	2004
Future minimum lease payments receivable	$1,056.0	$844.0
Unguaranteed residual values	23.8	21.6
Unearned income	(133.9)	(101.8)
Allowance for uncollectible minimum lease payments receivable	(13.9)	(15.7)

Net investment in sales-type leases	932.0	748.1
Less: current portion	238.2	202.1

Net investment in sales-type leases, less current portion	$693.8	$546.0

     Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are:

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Minimum lease payments	$312.6	$266.1	$231.3	$170.0	$71.9	$4.1	$1,056.0
     During fiscal 2004, the Company entered into two separate agreements to transfer ownership of certain lease receivables along with a security interest in the related leased equipment to the leasing subsidiary of a bank. The net book value of the leases sold was $314.2 million for fiscal 2004 (see Note 10 for additional information).

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following:

	June 30,	June 30,
(in millions)	2005	2004
4.00% Notes due 2015	$473.7	$432.9
4.45% Notes due 2005	—	305.5
6.00% Notes due 2006	150.2	151.6
6.25% Notes due 2008	150.0	150.0
6.75% Notes due 2011	506.6	497.0
7.25% Senior subordinated notes due 2011	11.6	195.3
7.30% Notes due 2006	128.1	130.3
7.80% Debentures due 2016	75.7	75.7
7.00% Debentures due 2026	192.0	192.0
Bank term loan due 2009	—	162.6
Commercial paper	—	634.2
Preferred debt securities	650.0	650.0
Short-term borrowings, reclassified	5.6	15.0
Other obligations; interest averaging 4.91% in 2005 and 4.52% in 2004, due in varying installments through 2015	284.3	103.2

Total	2,627.8	3,695.3
Less: current portion and other short-term borrowings	307.9	860.6

Long-term obligations, less current portion and other short-term borrowings.	$2,319.9	$2,834.7

     The 4.00%, 4.45%, 6.00%, 6.25% and 6.75% Notes represent unsecured obligations of the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation, which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity, except for the 7.00% Debentures which included put options that expired on September 15, 2003, without any put options being exercised. Interest is paid pursuant to the terms of the notes. These notes are structurally subordinated to the liabilities of the Company’s subsidiaries, including trade payables of $7.6 billion and $650.0 million of preferred debt securities.
     As part of the Company’s acquisition of Alaris in fiscal 2004, the Company assumed $195.3 million of Senior subordinated notes due 2011, which includes a premium of $20.3 million based on the fair value of the debt. The Senior subordinated notes bear interest at an annual rate of 7.25%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Senior subordinated notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Senior subordinated notes, holders may require the Company to purchase their Senior subordinated notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior subordinated notes are subject to certain restrictive and reporting covenants. As of June 30, 2004, the Company was in compliance with all such covenants. During fiscal 2005, the Company paid off $183.6 million of the Senior subordinated notes and amended the bond indenture to remove the restrictive covenants. The remaining balance at June 30, 2005 of $11.6 million is callable at any time on or after July 1, 2007.
     Also related to the Alaris acquisition, the Company assumed a bank credit facility consisting of a six-year $245 million term loan and a five-year $30 million revolving credit facility. During fiscal 2005, the Company paid off the term loan and terminated the credit facility. At June 30, 2004, $162.6 million was outstanding under the term loan. The term loan bore interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.25% as of June 30, 2004. The Company could elect to use either a one-, two-, three-, or six-month LIBOR rate. Alaris made elections resulting in a weighted average interest rate at June

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30, 2004 of 3.36% per annum (1.11% plus the margin of 2.25%).
     The Company has a commercial paper program, providing for the issuance of up to $1.5 billion in aggregate maturity value of commercial paper. The Company did not have any borrowings outstanding under this program at June 30, 2005, but had $634.2 million outstanding under this program at June 30, 2004 with a market interest rate based upon LIBOR. The Company also had an extendible commercial notes program providing for the issuance of up to $150.0 million of extendible commercial notes. The Company did not have any borrowings outstanding under this extendible commercial notes program at June 30, 2005 or June 30, 2004. The Company also maintains other short-term credit facilities and an unsecured line of credit that allow for borrowings up to $322.7 million. At June 30, 2005 and 2004, $136.0 million and $68.4 million, respectively, were outstanding under these uncommitted facilities. The June 30, 2005 and 2004 balances include $5.6 million and $15.0 million, respectively, in short-term borrowings reclassified. The effective interest rate as of June 30, 2005 and 2004 was 0.72% and 1.68%, respectively. The June 30, 2005 balance also includes $130.4 million which is classified in other obligations. The remaining $153.9 million balance of other obligations at June 30, 2005 consisted primarily of additional notes, loans and capital leases. The June 30, 2004 balance also includes $53.4 million which is classified in other obligations. The remaining $49.8 million balance of other obligations at June 30, 2004 consists primarily of additional notes, loans and capital leases.
     The Company also has two unsecured $750 million bank revolving credit facilities, which provide for up to an aggregate of $1.5 billion in borrowings. One of these facilities expires on March 24, 2008 and the other expires on March 23, 2009. At expiration, these revolving credit facilities can be extended upon mutual consent of the Company and the lending institutions. During the first quarter of fiscal 2005, the Company borrowed $500 million on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company’s commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business’ National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million on the revolving credit facilities, with the proceeds utilized primarily for the establishment of inventory at the National Logistics Center. The Company fully repaid the $1.25 billion in outstanding balances under its bank revolving credit facilities during the second quarter of fiscal 2005 due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory at the National Logistics Center . These revolving credit facilities exist largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2005 and 2004, except for $46.2 million and $37.3 million, respectively, of standby letters of credit issued on behalf of the Company. At June 30, 2005, $5.6 million of other short-term borrowings were reclassified as long-term. At June 30, 2004, $500.0 million of commercial paper and $15.0 million of other short-term borrowings were reclassified as long-term. These reclassifications reflect the Company’s intent and ability, through the existence of the unused revolving credit facilities, to refinance these borrowings. The remaining $134.2 million of commercial paper outstanding at June 30, 2004 was classified as short-term.
     During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as long-term debt in the Company’s consolidated balance sheet. These preferred debt securities must be retired or redeemed by the Accounts Receivable and Financing Entity before the Company, or its creditors, can have access to the Accounts Receivable and Financing Entity’s receivables. At June 30, 2005 and 2004, the Accounts Receivable and Financing Entity owned approximately $534.0 million and $506.9 million, respectively, of receivables that are included in the Company’s consolidated balance sheet. The effective interest rate as of June 30, 2005 and 2004 was 3.96% and 2.36%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.
     The Company had a long-term obligation that was collateralized with property and equipment of the Company with an aggregate book value of approximately $70 million at June 30, 2004. The collateralized obligation was paid off during fiscal 2005. Any future obligation under the borrowing facility would be subject to the same collateralization provisions.
     Maturities of long-term obligations for future fiscal years are:

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Maturities of long-term obligations	$307.9	$145.4	$5.1	$892.1	$5.1	$1,272.2	$2,627.8

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. FINANCIAL INSTRUMENTS
Interest Rate Risk Management. The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company maintains fixed rate debt as a percentage of its net debt within a certain range.
     The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs.
     At June 30, 2005, the Company held two pay-fixed interest rate swaps to hedge the variability of cash flows relating to forecasted transactions. These contracts were classified as cash flow hedges and mature through 2010 and 2017, respectively. The Company adjusted these pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts were effective in offsetting the interest rate exposure of the forecasted transactions. During fiscal 2005, the Company held two additional pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. These contracts were classified as cash flow hedges and matured through 2010 and 2017, respectively. The forecasted transactions related to the two additional pay-fixed interest rate swaps did not occur during fiscal 2005, and thus, a portion of each of the contracts became ineffective. Payments totaling $11.6 million were made to terminate the contracts in fiscal 2005 and the ineffective portion of each of the contracts, totaling $1.3 million, was recorded in interest expense and other during fiscal 2005. The remaining $10.3 million of the payments that relates to the portion of the contracts that was effective prior to the termination date was adjusted to current market value through other comprehensive income during fiscal 2005, and an adjustment will be recognized in interest expense and other in future periods in conjunction with the occurrence of the originally forecasted transactions. At June 30, 2004, the Company held two pay-fixed interest rate swaps acquired through the Alaris acquisition. These pay-fixed interest rate swaps were utilized by Alaris to hedge a bank term loan. These swaps were unwound in fiscal 2005 upon the Company’s election to pay down the bank term loan (see Note 6). The impact in the Company’s consolidated financial statements was not material.
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
     The following table represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2005 and 2004 included in other assets/liabilities. The net gains for pay-floating interest rate swaps recognized through interest expense and other during fiscal 2005, 2004 and 2003 were approximately $22.7 million, $34.8 million and $27.1 million, respectively.

(in millions)	2005	2004
Pay-fixed interest rate swaps:
Notional amount	$500.0	$171.0
Assets	—	0.8
Liabilities	7.3	—
Pay-floating interest rate swaps:
Notional amount	$1,027.8	$1,327.8
Assets	7.1	10.6
Liabilities	22.9	67.1
     In addition to the $10.3 million described above, the Company had net deferred losses on pay-fixed interest rate swaps of $7.3 million recorded in other comprehensive income at June 30, 2005. The Company had net deferred gains on pay-fixed interest rate swaps of $0.8 million recorded in other comprehensive income at June 30, 2004. During fiscal 2005, 2004 and 2003 the Company recognized losses of approximately $0.7 million, $4.5 million and $11.9 million, respectively, within interest expense and other related to these interest rate swaps.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.
     Currency Risk Management. The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur.
     At June 30, 2005 and 2004, the Company held forward contracts expiring through June 2006 and June 2005, respectively, to hedge probable, but not firmly committed, revenue and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, British pound, Mexican peso, Canadian dollar, Australian dollar and Thai bhat.
     The Company also held forward contracts expiring in December 2013 at June 30, 2005 and 2004, respectively, to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through interest expense and other, directly offsetting the adjustment of the foreign currency asset or liability.
     The following table represents the notional amount hedged, the value of the forward contracts outstanding at June 30, 2005 and 2004 included in other assets or liabilities. The amount of net losses related to fair value forward contracts recognized through interest expense and other during fiscal 2005, 2004 and 2003 were approximately $18.5 million, $12.7 million and $8.1 million, respectively.

(in millions)	2005	2004

Forward contracts — cash flow hedge:
Notional amount	$286.4	$276.9
Assets	7.9	1.4
Liabilities	2.5	4.9
Forward contracts — fair value hedge:
Notional amount	$563.7	$489.0
Assets	1.1	—
Liabilities	16.8	19.5
     At June 30, 2005, the Company had net deferred gains related to forward contract cash flow hedges of $5.4 million as compared to net deferred losses of $3.5 million at June 30, 2004. These gains and losses were recorded in other comprehensive income. During fiscal 2005, 2004 and 2003 the Company recognized losses of approximately $8.0 million, $14.9 million and $12.2 million, respectively, within net earnings related to these forward contracts.
     The income/loss recorded on the forward contract fair value hedge is offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2005 and 2004.
     In connection with the Company’s acquisition of Alaris, the Company acquired certain options hedging European euro, Australian dollar, Canadian dollar and British pound. These options were entered into by Alaris to reduce the risk of earnings and cash flow volatility related to certain forecasted transactions. The options expired in fiscal 2005 and the Company did not recognize any material gains/(losses) related to these options.
     The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2005 and 2004, approximate their fair value because of the short-term maturities of these items.
     Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.
     The estimated fair value of the Company’s long-term obligations was $2,720.2 million and $3,787.1 million as compared to the carrying amounts of $2,627.8 million and $3,689.7 million at June 30, 2005 and 2004, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.
     The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)	2005		2004
	Notional	Fair Value	Notional	Fair Value
	Amount	Gain/(Loss)	Amount	Gain/(Loss)

Foreign currency forward contracts	$850.1	$(10.3)	$765.9	$(23.0)
Interest rate swaps	$1,527.8	$(23.1)	$1,498.8	$(55.7)
8. INCOME TAXES
     Earnings before income taxes, discontinued operations and cumulative effect of change in accounting are as follows:

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003
U.S. Based Operations	$1,320.4	$1,845.1	$1,733.8
Non-U.S. Based Operations	308.9	393.3	346.9

	$1,629.3	$2,238.4	$2,080.7

     The provision for income taxes from continuing operations before cumulative effect of change in accounting consists of the following:

	Fiscal Year Ended June 30,
(in millions)	2005	2004	2003
Current:
Federal	$437.2	$547.3	$426.5
State	24.3	39.1	29.5
Foreign	41.6	22.2	28.3

Total	503.1	608.6	484.3

Deferred:
Federal	44.8	99.8	191.0
State	2.7	7.1	27.1
Foreign	5.7	(1.8)	(2.9)

Total	53.2	105.1	215.2

Unremitted earnings to be repatriated	26.3	—	—

Total provision	$582.6	$713.7	$699.5

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation of the provision based on the federal statutory income tax rate to the Company’s effective income tax rate from continuing operations before cumulative effect of change in accounting is as follows:

	Fiscal Year Ended June 30,
	2005	2004	2003
Provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.0	1.7
Foreign tax rates	(4.2)	(4.0)	(3.2)
Nondeductible expenses	0.9	0.3	0.5
Unremitted earnings to be repatriated	1.6	—	—
Other	0.3	(1.4)	(0.4)

Effective income tax rate	35.8%	31.9%	33.6%

     On October 22, 2004, the AJCA was signed into law. A provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly has recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA.
     As of June 30, 2005 the Company had $905 million (net of the $500 million to be repatriated in fiscal 2006) of undistributed earnings from foreign subsidiaries that are intended to be permanently reinvested in foreign operations. These earnings are considered permanently reinvested, thus no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.
     Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
(in millions)	2005	2004
Deferred income tax assets:
Receivable basis difference	$46.1	$32.5
Accrued liabilities	167.1	146.8
Net operating loss carryforwards	59.4	21.6
Other	36.2	—

Total deferred income tax assets	308.8	200.9

Valuation allowance for deferred income tax assets	(8.4)	(15.8)

Net deferred income tax assets	$300.4	$185.1

Deferred income tax liabilities:
Inventory basis differences	(613.8)	(498.8)
Property-related	(589.4)	(339.2)
Revenue on lease contracts	(187.4)	(231.2)
Other	(145.7)	(153.3)

Total deferred income tax liabilities	(1,536.3)	(1,222.5)

Net deferred income tax liabilities	$(1,235.9)	$(1,037.4)

The above amounts are classified in the consolidated balance sheets as follows:

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
(in millions)	2005	2004
Other current assets and current liabilities	$(510.0)	$(175.8)
Deferred income taxes and other liabilities	(725.9)	(861.6)

Net deferred income tax liabilities	$(1,235.9)	$(1,037.4)

     At June 30, 2005, the Company had gross federal and state net operating loss carryforwards of $127.1 million and $708.3 million, respectively. A gross valuation allowance of $397.8 million at June 30, 2005 has been provided for the state net operating loss, as utilization of such carryforwards within the applicable statutory periods is uncertain. The state net operating loss carryforwards expire through 2025. Expiring state net operating loss carryforwards and the required valuation allowances have been adjusted annually. The Company also has gross federal capital loss carryovers of $14.7 million at June 30, 2005 for which no valuation allowance has been established. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.
     Under a tax-sharing agreement with Baxter International Inc., Allegiance Corporation will pay for increases and be reimbursed for decreases to the net deferred tax assets transferred on the date of the Baxter-Allegiance Spin-Off (as hereinafter defined in Note 11). Such increases or decreases may result from audit adjustments to Baxter’s prior period tax returns.
9. EMPLOYEE RETIREMENT BENEFIT PLANS
     The Company sponsors various retirement and pension plans, including defined benefit, other postretirement benefit and defined contribution plans. Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and provide for Company matching and profit sharing contributions. The Company’s contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.
     The total expense for employee retirement benefit plans (excluding defined benefit and other postretirement benefit plans, see below) was $86.1 million, $54.5 million and $64.2 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
Defined Benefit and Other Postretirement Benefit Plans. The Company has several defined benefit plans covering substantially all Scherer salaried and hourly employees. The Company also assumed defined benefit plans through certain acquisitions including Intercare and Alaris. The Company’s domestic defined benefit plans provide defined benefits based on years of service and level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by applicable regulations.
     The Company also has a postretirement medical plan and a postretirement life insurance plan that covers all eligible Scherer participants.
     The Company uses a measurement date of March 31 for substantially all its pension and postretirement benefit plans.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status
     The following table provides a reconciliation of the change in projected benefit obligation:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Projected benefit obligation at beginning of year	$195.6	$161.0	$5.1	$5.6
Service cost	1.9	1.6	—	—
Interest cost	11.4	9.2	0.4	0.2
Plan amendments	—	0.1	—	—
Benefits paid	(7.7)	(5.9)	(0.2)	(0.1)
Participant contributions	0.1	0.3	—	—
Curtailments	—	(7.3)	—	—
Settlements	(2.2)	—	—	—
Special termination benefits	—	—	—	—
Actuarial loss/(gain)	20.8	0.4	2.1	(0.6)
Cumulative translation adjustment	—	15.2	—	—
Business combinations	—	21.0	—	—

Projected benefit obligation at end of year	$219.9	$195.6	$7.4	$5.1

     The following table provides a reconciliation of the change in fair value of plan assets:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$119.5	$74.0	$—	$—
Participant contributions	0.1	0.3	—
Employer contributions	6.1	16.4	0.2	0.1
Benefits paid	(6.5)	(5.5)	(0.2)	(0.1)
Actual return on plan assets	10.9	8.5	—	—
Settlements	(2.2)	—	—	—
Cumulative translation adjustment	—	5.7	—	—
Business combinations	—	20.1	—	—

Fair value of plan assets at end of year	$127.9	$119.5	$—	$—

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Funded status	$(92.0)	$(76.1)	$(7.4)	$(5.1)
Unrecognized net transition asset	(0.2)	(0.2)	—	—
Unrecognized prior service cost	0.1	0.1	—	—
Unrecognized net actuarial loss/(gain)	58.5	48.5	(0.8)	(2.5)
Other	1.0	1.5	—	—

Net amount recognized	$(32.6)	$(26.2)	$(8.2)	$(7.6)

Prepaid benefit cost	$0.3	$4.0	$—	$—
Accrued benefit cost	(87.3)	(60.8)	(8.2)	(7.6)
Intangible asset	0.1	—	—	—
Accumulated other comprehensive income	54.3	30.6	—	—

Net amount recognized	$(32.6)	$(26.2)	$(8.2)	$(7.6)

     The projected benefit obligation and fair value of plan assets for pension plans and other postretirement plans with projected benefit obligations in excess of plan assets are as follows:

			Other Postretirement
	Pension Benefits		Benefits
(in millions)	2005	2004	2005	2004
Projected benefit obligation	$216.8	$178.5	$7.4	$5.1
Fair value of plan assets	124.8	101.8	—	—
      The accumulated benefit obligation and fair value of plan assets for pension plans and other postretirement plans with accumulated benefit obligations in excess of plan assets are as follows:

			Other Postretirement
	Pension Benefits		Benefits
(in millions)	2005	2004	2005	2004
Accumulated benefit obligation	$215.4	$174.6	N/A	N/A
Fair value of plan assets	127.9	101.8	—	—
Net Periodic Benefit Cost
     Components of the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$1.9	$1.6	$4.6	$—	$—	$0.6
Interest cost	11.4	9.2	8.4	0.4	0.3	0.7
Expected return on plan assets	(8.5)	(5.6)	(5.4)	—	—	—
Net amortization and other (1)	2.5	2.8	1.2	(0.1)	(0.1)	—

Net amount recognized	$7.3	$8.0	$8.8	$0.3	$0.2	$1.3

(1)	Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions
     The weighted average assumptions used in determining benefit obligations are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Discount rate	5.03%	5.60%	5.75%	6.00%
Rate of increase in compensation levels	2.71%	3.50%	N/A	N/A
     The weighted average assumptions used in determining net periodic pension cost are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.47%	5.50%	6.00%	5.98%	6.25%	7.25%
Rate of increase in compensation levels	2.71%	3.50%	3.80%	N/A	N/A	N/A
Expected long-term rate of return (1)	6.53%	6.30%	6.90%	N/A	N/A	N/A

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.
Health Care Cost Trend Rates
     The health care cost trend rates assumed for next year for other postretirement benefits at December 31 are as follows:

	Other Postretirement Benefits
	2005	2004
Healthcare cost trend rate assumed for next year:
Pre — Medicare	10.90%	11.20%
Post — Medicare	12.20%	11.60%

Rate to which the cost trend is assumed to decline (ultimate trend rate):
Pre — Medicare	5.60%	5.60%
Post — Medicare	5.70%	5.60%

Year that the rate reaches the ultimate trend rate:
Pre — Medicare	2014	2014
Post — Medicare	2014	2014
     A one percentage point change in the assumed health care cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated postretirement benefit obligation.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets
     The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2005		2004
Asset Category	Actual $	Actual %	Actual $	Actual %	Target

Equity Securities	$67.0	52%	$55.0	46%	52%
Debt Securities	34.8	27%	34.7	29%	28%
Real Estate	6.6	5%	—	0%	6%
Other	19.5	16%	29.8	25%	14%

Total	$127.9	100%	$119.5	100%	100%

     The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.
Contributions
     The total estimated contributions for the 2006 measurement year are $3.4 million.
Estimated Future Benefit Payments
     Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are:

Fiscal Year Ended June 30,	Pension	Other
(in millions)	Benefits	Benefits
2006	$5.4	$0.8
2007	5.4	0.7
2008	5.6	0.7
2009	5.8	0.7
2010	6.0	0.7
2011 – 2015	$33.5	$3.1
10. OFF-BALANCE SHEET ARRANGEMENTS
     The Company periodically enters into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.
Lease Receivable-Related Arrangements
     During fiscal 2004, the Company entered into two separate agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank in the amounts of $164.2 million and $150.0 million. These transactions resulted in immaterial gains or losses classified by the Company as revenue within its results of operations. In order to qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company formed wholly-owned, special purpose, bankruptcy-remote subsidiaries (the “Pyxis SPEs”) of Pyxis Corporation (which has been given the legal designation of Cardinal Health 301, Inc. and is referred to in this Form 10-K as “Pyxis”), and each of the Pyxis SPEs formed wholly-owned, qualified special purpose subsidiaries (the “QSPEs”) to effectuate the removal of the lease receivables from the Company’s consolidated financial

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements. In accordance with SFAS No. 140, the Company consolidates the Pyxis SPEs and does not consolidate the QSPEs. Both the Pyxis SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the Pyxis SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.
     The Company formed Pyxis Funding LLC (“Pyxis Funding”) for the sole purpose of acquiring a pool of leases and the related leased equipment from Pyxis and ultimately selling the lease receivables to a multi-seller conduit administered by a third-party bank. Pyxis Funding is a wholly-owned, special purpose, bankruptcy-remote subsidiary of Pyxis. Pyxis Funding II LLC (“Pyxis Funding II”) was formed for the sole purpose of acquiring lease receivables from Pyxis Funding and issuing notes secured by its assets to a multi-seller conduit administered by a third-party bank. Pyxis Funding II is a wholly-owned, qualified special purpose subsidiary of Pyxis Funding. The transaction qualifies for sale treatment under SFAS No. 140. Accordingly, the related receivables are not included in the Company’s consolidated financial statements. As required by U.S. GAAP, the Company consolidates Pyxis Funding and does not consolidate Pyxis Funding II. Both Pyxis Funding and Pyxis Funding II are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of Pyxis Funding and Pyxis Funding II are available first and foremost to satisfy the claims of their respective creditors. During fiscal 2005, Pyxis exercised its option to recall the agreement that issued the aforementioned notes. As a result the Company recorded an immaterial loss. Therefore, at June 30, 2005 the notes did not have a balance or the related credit protection. The notes held by investors had a principal balance of $16.0 million at June 30, 2004, and the investors were provided with credit protection in the form of 20% ($4.0 million) over-collateralization.
Other Receivable-Related Arrangements
     Cardinal Health Funding (“CHF”) and Medicine Shoppe Capital Corporation (“MSCC”) were organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third party banks or other third party investors. MSCC and CHF were designed to be special purpose, bankruptcy-remote entities. Although consolidated in accordance with GAAP, MSCC and CHF are separate legal entities from the Company, Medicine Shoppe International, Inc. and the Company’s Financial Shared Services business. The sale of receivables by MSCC and CHF qualify for sales treatment under SFAS No. 140 and accordingly are not included in the Company’s consolidated financial statements. During fiscal 2004, the Company terminated and liquidated MSCC resulting in an immaterial loss.
     At June 30, 2005, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2005, the capacity under the committed receivables sales facility program was increased from $500 million to $800 million. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company sold $500 million of receivables under this committed receivables sales facility program during the first quarter of fiscal 2005. The Company sold an additional $300 million under this program during the second quarter of fiscal 2005. In the third quarter of fiscal 2005 the Company repurchased and subsequently sold $133.8 million of receivables under this program. During the fourth quarter of fiscal 2005, the Company repurchased $250 million of receivables under this program. After these transactions, the Company had $550 million of receivable sales outstanding at June 30, 2005. The Company also provided a secured interest in the existing receivables of $274.2 million at June 30, 2005, as required under this program. At June 30, 2004, the Company had no outstanding receivables or subordinated interests related to this facility.
Cash Flows from all Receivable-Related Arrangements
     The Company’s net cash flow benefit related to receivable transfers for fiscal 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003
Proceeds received on transfer of receivables	$550.0	$321.4	$375.8
Cash collected in servicing of related receivables	3.9	3.9	2.2
Proceeds received on subordinated interests	1.9	8.9	18.3

Cash inflow to the Company	555.8	334.2	396.3

Cash collection remitted to the bank	224.6	226.0	131.0
Cash collection remitted to QSPE	1.9	8.9	17.7

Net benefit to the Company’s Cash Flow	$329.3	$99.3	$247.6

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pyxis, MSCC and CHF were required to repurchase any receivables sold only if it is determined that the representations and warranties with regard to the related receivables were not accurate on the date sold.
Operating Leases
     The Company has entered into operating lease agreements with several third party banks for the construction of various facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from June 2006 through June 2013, with optional renewal periods, generally five years. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2005, the amount expended to acquire and/or construct the facilities was $256.4 million. The agreements provide for maximum funding of $301.6 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. During fiscal 2005, the Company decided to purchase certain buildings and equipment of approximately $132.3 million which were previously under operating lease agreements. In addition, certain of these leases qualified as capital lease obligations, and accordingly, the Company had approximately $81.1 million of property and equipment offset by long-term liabilities on its balance sheet at June 30, 2005. Based upon current market information obtained from a third party valuation expert, the Company believes that the payment obligation under certain leases would exceed the proceeds from the sale of related properties and equipment. Therefore, the Company recorded impairment charges during fiscal 2005. See Note 21 below for additional information regarding these impairment charges. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2005, the weighted average interest rate on the agreements approximated 4.01%. The Company’s estimated minimum annual lease payments under the agreements at June 30, 2005 were approximately $10.3 million.
11. COMMITMENTS AND CONTINGENT LIABILITIES
     The future minimum rental payments for operating leases (including those referenced in Note 10) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2005 are:

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total

Minimum rental payments	$99.9	$77.3	$60.3	$96.2	$35.0	$302.9	$671.6
      The amounts above within 2009 and thereafter include the Company’s obligation to purchase certain buildings and equipment at the end of the related lease term. See Note 10 above for additional information related to these lease agreements.
     Rental expense relating to operating leases (including those referenced in Note 10) was approximately $125.2 million, $120.6 million and $102.8 million in fiscal 2005, 2004 and 2003, respectively. Sublease rental income was not material for any period presented herein.
Latex Litigation
     On September 30, 1996, Baxter International Inc. (“Baxter”) and its subsidiaries transferred to Allegiance Corporation and its subsidiaries (“Allegiance”), Baxter’s U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the “Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance Corporation, which later merged with a subsidiary of the Company on February 3, 1999, agreed to indemnify Baxter, and to defend and indemnify Baxter Healthcare Corporation, as contemplated by the agreements between Baxter and Allegiance Corporation, for all expenses and potential liabilities associated with claims arising from the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Such claims, which name multiple defendants in addition to Baxter/Allegiance, involved allegations of sensitization to natural rubber latex products. The Company is not a party to any of the lawsuits and has not agreed to pay any settlements to the plaintiffs.
     During the first quarter of fiscal 2005, the Company reassessed its ability to estimate the potential remaining costs of these lawsuits. Following this reassessment, during the first quarter of fiscal 2005, the Company recognized a charge of $16.4 million as its reasonable estimate of net future costs to be incurred in defending or settling outstanding claims as well as pursuing insurance recoveries. During the fourth quarter of fiscal 2005, the Company resolved claims relating to substantially all of its remaining insurance coverage for this litigation. Following resolution of these claims, the Company concluded that it was in a position to reasonably estimate the total remaining uninsured costs for this litigation. As such, during the fourth quarter of fiscal 2005, the Company recognized an additional charge of $11.8 million as its reasonable estimate of uninsured costs already incurred in defending or settling outstanding claims. While the Company does not anticipate significant charges in future periods, additional charges may be required if there is a significant increase in the number of new lawsuits filed. Currently, the Company considers this potential

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
event to be remote.
Derivative Actions
     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On April 14, 2005, the Court stayed the action for a period of six months. The defendants intend to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
     Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include: Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were consolidated. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions have been stayed. None of the defendants has responded to the complaints yet, nor has the Company.
Shareholder/ERISA Litigation against Cardinal Health
     Since July 2, 2004, ten purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley in 2001 and Syncor in 2003. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated amended complaint.
     Since July 2, 2004, 15 purported class action complaints (collectively referred to as the “Cardinal Health ERISA actions”) have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “401(k) Plan”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include: David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828 and Gint Baukus v. Cardinal Health, Inc., et al. (05 C2 101 ). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under ERISA, generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended ERISA complaint.
     With respect to the proceedings described under the headings “Derivative Actions” and “Shareholder/ERISA Litigation against Cardinal Health,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies in effect at the time the actions were filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
Shareholder/ERISA Litigation against Syncor
     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int’l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int’l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int’l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int’l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int’l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int’l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int’l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int’l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int’l Corp., et al., CV 02-9621 CAS (CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int’l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int’l Corp., et al., CV 03-52 LGB (RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants’ Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court’s July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and the lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has appealed this decision.
     On November 14, 2002, two additional actions were filed by individual stockholders of Syncor in the Court of Chancery of the State of Delaware (the “Delaware actions”) against seven of Syncor’s nine directors (the “director defendants”). The complaints in each of the Delaware actions were identical and alleged that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor’s employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover all of the costs and expenses that Syncor incurred as a result of the allegedly improper payments (including the costs of the Syncor federal securities actions described above), and a single purported class action claim seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses sustained if consideration received by Syncor stockholders in the Company’s merger with Syncor was reduced. On November 22, 2002, the plaintiff in one of the two Delaware actions filed an amended complaint adding as defendants the Company, its subsidiary Mudhen Merger Corporation and the remaining two Syncor directors, who are hereafter included in the term “director defendants.” These cases have been consolidated under the caption In re Syncor International Corp. Shareholders Litigation (the “consolidated Delaware action”). On August 14, 2003, the Company filed a Motion to Dismiss the operative complaint in the consolidated Delaware action. At the end of September 2003, plaintiffs in the consolidated Delaware action moved the Court to file a second amended complaint. Plaintiffs’ request was granted in February 2004. Monty Fu was the only named defendant in the second amended complaint. On September 15, 2004, the Court granted Monty Fu’s Motion to Dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice.
     On November 18, 2002, two additional actions were filed by individual stockholders of Syncor in the Superior Court of California for the County of Los Angeles (the “California actions”) against the director defendants. The complaints in the California actions allege that the director defendants breached certain fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that Syncor’s employees and representatives did not engage in improper and unlawful conduct. Both complaints asserted a single derivative claim, for and on behalf of Syncor, seeking to recover costs and expenses that Syncor incurred as a result of the allegedly improper payments. These cases include Joseph Famularo v. Monty Fu, et al., Case No. BC285478 (Cal. Sup. Ct., Los Angeles Cty.), and Mark Stroup v. Robert G. Funari, et al., Case No. BC285480 (Cal. Sup. Ct., Los Angeles Cty.). An amended complaint was filed on December 6, 2002 in one of the cases, purporting to allege direct claims on behalf of a class of shareholders. The defendants’ motion for a stay of the California actions pending the resolution of the Delaware actions (discussed above) was granted on April 30, 2003. On November 29, 2004, the court dismissed the California actions with prejudice.
     A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.
     It is impossible to predict the outcome of the proceedings described under the heading “Shareholder/ERISA Litigation against Syncor” or their impact on the Company. However, the Company currently does not believe that the impact of these actions will have a material adverse effect on the Company’s financial position, liquidity or results of operations. The Company believes the allegations made in the complaints described above are without merit and it intends to vigorously defend such actions. The Company has been informed that the individual director and officer defendants deny liability for the claims asserted in these actions, believe they have meritorious defenses and intend to vigorously defend such actions. The Company currently believes that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
DuPont Litigation
     On September 11, 2003, E.I. Du Pont De Nemours and Company (“DuPont”) filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company’s Medical Products and Services segment. DuPont’s claims generally fall into the categories of breach of contract, false advertising and patent infringement. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. The Company is owed a defense and indemnity from its co-defendants with respect to DuPont’s claim for patent infringement. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company’s financial position, liquidity or results of operations. This matter is currently scheduled for trial during the second quarter of fiscal 2006.
Other Matters
     The Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with future and prior acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
     See also the discussion of the SEC investigation and U.S. Attorney inquiry in Note 1.
12. SHAREHOLDERS’ EQUITY
     At June 30, 2005 and 2004, the Company’s authorized capital shares consisted of the following: 750 million common shares, without par value (“Class A common shares”); 5 million Class B common shares, without par value; and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Company’s Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2005 and 2004.
     On June 27, 2005, the Company announced that its Board of Directors authorized the purchase of up to $1.0 billion of its Common Shares as management deems appropriate. The Company expects to begin repurchasing shares in the first half of fiscal 2006.
     In December 2004, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. Pursuant to this authorization, the Company repurchased approximately 8.8 million Common Shares having an aggregate cost of approximately $500.0 million during the six months ended June 30, 2005. The average price paid per Common Share was $56.76. The repurchased shares are held in treasury to be used for general corporate purposes.
     On February 27, 2004, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 6.9 million Common Shares

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under an accelerated share repurchase program having an aggregate cost of approximately $460.3 million. The initial price paid per share was $66.80. The approximately 6.9 million shares repurchased under the program were subject to a future contingent purchase price adjustment which was settled during the fourth quarter of fiscal 2004. The purchase price adjustment was based upon the volume weighted average price during the actual repurchase period and was subject to certain provisions which establish a cap and a floor for the average share price in the Company’s agreement with its broker-dealer who executed the repurchase transactions.
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
     On August 1, 2003, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion. The average price paid per share was $58.65. This repurchase was completed during the first quarter of fiscal 2004, and the repurchased shares were placed into treasury to be used for general corporate purposes.
     In January 2003, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 8.6 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in February 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.
     In August 2002, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 7.8 million Common Shares having an aggregate cost of approximately $500 million. This repurchase was completed in January 2003, and the repurchased shares were placed into treasury shares to be used for general corporate purposes.
13. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
     The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.
     The Company’s trade receivables, finance notes and accrued interest receivables, and lease receivables are exposed to a concentration of credit risk with customers in the retail and health care sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the health care industry. However, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations.
     The following table summarizes all of the Company’s customers which individually account for at least 10% of the Company’s revenue. The customers in the table below are serviced through the Pharmaceutical Distribution and Provider Services segment.

	Percent of Revenue
	2005	2004	2003
CVS Corporation (“CVS”)	21%	18%	18%
Walgreen Co. (“Walgreens”)	10%	8%	7%
     At June 30, 2005 and 2004, CVS accounted for 25% and 18%, respectively, and Walgreens accounted for 19% and 9%, respectively, of the Company’s gross trade receivable balance.
     Certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) that act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2005, 2004 and 2003, approximately 15%, 17% and 17%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., the Company’s two largest GPO relationships in terms of revenue.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
However, the Company’s trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.
14. STOCK OPTIONS AND RESTRICTED SHARES
     The Company maintains several stock incentive plans (the “Plans”) for the benefit of certain officers, directors and employees. Historically, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant. Beginning in fiscal 2006, employee options granted under the Plans generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price which equals the fair market value at the date of grant. Under the Plans the Company currently utilizes for equity award grants, the Company was authorized to grant up to 76.8 million shares as of June 30, 2005, of which 53.7 million shares have been granted.
     The following summarizes all stock option transactions for the Company under the Plans from July 1, 2002 through June 30, 2005, giving retroactive effect to conversions of options in connection with merger transactions and stock splits:

		Weighted Average
	Options	Exercise Price
(in millions, except per Common Share amounts)	Outstanding	per Common Share

Balance at June 30, 2002	36.2	$43.95
Granted	9.5	67.49
Exercised	(6.2)	27.04
Canceled	(2.5)	63.29
Other	3.0	49.23

Balance at June 30, 2003	40.0	$51.35
Granted	11.8	61.48
Exercised	(5.9)	29.78
Canceled	(4.2)	65.30
Other	0.6	34.24

Balance at June 30, 2004	42.3	$55.52
Granted	14.0	43.12
Exercised	(3.0)	25.79
Canceled	(5.3)	58.76
Other	—	—

Balance at June 30, 2005	48.0	$53.16

     Additional information concerning stock options outstanding as of June 30, 2005 is presented below:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of exercise		average	average		average
prices		remaining	exercise price		exercise price
per Common	Options	contractual life	per Common	Options	per Common
Share	(in millions)	in years	Share	(in millions)	Share

$0.00 - $44.14	7.8	3.9	$25.87	7.1	$26.80
$44.15 - $59.19	14.2	8.3	$45.66	2.0	$50.49
$59.20 - $64.11	9.9	8.1	$61.49	0.4	$62.19
$64.12 - $67.90	10.1	6.4	$67.21	3.7	$66.07
$67.91- $132.72	6.0	5.8	$69.05	5.5	$69.06

$0.00 - $132.72	48.0	6.8	$53.16	18.7	$50.18

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company accounts for the Plans in accordance with APB Opinion No. 25. Except for costs related to restricted shares, restricted share units and an insignificant number of amended options requiring a new measurement date, no compensation cost has been recognized. See Note 3 for table illustrating the effect on net income and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”
     The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 are $17.99, $22.78 and $21.96, respectively.
     The fair values of the options granted to Company employees and directors were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

	As of June 30,
	2005	2004	2003

Risk-free interest rate	3.50%	3.17%	2.32%
Expected life	5 years	5 years	4 years
Expected volatility	38%	37%	38%
Dividend yield	0.27%	0.19%	0.18%
     The market values of restricted shares and restricted share units awarded by the Company are recorded in the “Other” component of shareholders’ equity in the accompanying consolidated balance sheets. The restricted shares are amortized to expense over the period in which participants perform services, generally one to seven years. The restricted share units are generally amortized over a five-year vesting period. As of June 30, 2005, approximately 0.9 million shares and share units remained restricted and subject to forfeiture.
     The Company has employee stock purchase plans under which the sale of 12.0 million of the Company’s Common Shares has been authorized. Employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1–June 30; and July 1–December 31. At June 30, 2005, subscriptions of 0.4 million shares were outstanding. Through June 30, 2005, 3.9 million shares had been issued to employees under the plans.
15. EARNINGS PER SHARE
     The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2005:

(in millions)	2005	2004	2003

Weighted-average shares-basic	430.5	434.4	446.0
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	5.2	5.6	7.3

Weighted-average shares-diluted	435.7	440.0	453.3

     The potentially dilutive employee stock options that were antidilutive for fiscal 2005, 2004 and 2003 were 27.0 million, 18.4 million and 22.5 million, respectively.

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

		2002
(in millions, except per Common Share amounts)	2003	As Corrected

Earnings from continuing operations before cumulative effect of changes in accounting:
As reported	$1,381.2	$1,140.8
Pro forma	$1,368.4	$1,131.8
Net earnings:
As reported	$1,375.1	$1,070.7
Pro forma	$1,362.3	$1,061.7
Basic earnings per Common Share from continuing operations:
As reported	$3.10	$2.53
Pro forma	$3.07	$2.51
Diluted earnings per Common Share from continuing operations:
As reported	$3.05	$2.48
Pro forma	$3.02	$2.46
Net basic earnings per Common Share:
As reported	$3.08	$2.37
Pro forma	$3.05	$2.36
Net diluted earnings per Common Share:
As reported	$3.03	$2.33
Pro forma	$3.01	$2.31

      Subsequent to the filing of the 2004 Form 10-K, certain errors were identified related to the Company’s fiscal 2002 pro forma disclosures related to cash discounts. The errors were a result of incomplete information used in the corresponding calculations. The corrected fiscal 2002 pro forma disclosures are reflected in the table above. The impact of the correction of the errors on the previously reported pro forma fiscal 2002 amounts was as follows: decreased pro forma earnings from continuing operations before cumulative effect of change in accounting and pro forma net earnings by $11.1 million, decreased pro forma basic and diluted earnings per Common Share from continuing operations by $0.03, and decreased pro forma net basic and diluted earnings per Common Share from continuing operations by $0.02.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table summarizes the changes in the carrying amount of goodwill for the three years ended June 30, 2005, in total and by reporting segment:

	Pharmaceutical
	Distribution	Medical	Pharmaceutical	Clinical
	and Provider	Products	Technologies	Technologies
(in millions)	Services	and Services	and Services	and Services	Total

Balance at June 30, 2002	$90.5	$675.4	$708.7	$50.7	$1,525.3

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other	5.6	19.3	723.6	—	748.5
Goodwill write-off	—	—	(9.1)	—	(9.1)

Balance at June 30, 2003	$96.1	$694.7	$1,423.2	$50.7	$2,264.7

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other	83.3	14.1	428.0	1,536.8	2,062.2
Goodwill related to the divestiture/ closure of businesses	—	—	(7.6)	—	(7.6)
Transfer	31.6	(31.6)	—	—	—

Balance at June 30, 2004 (1)	$211.0	$677.2	$1,843.6	$1,587.5	$4,319.3

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (2)(3)(4)	28.5	(3.7)	84.8	106.5	216.1
Impairment charges (5)	—	—	(18.7)	—	(18.7)
Goodwill related to the divestiture/ closure of businesses (6)	—	—	(7.3)	—	(7.3)
Transfer (7)	(60.1)	—	—	60.1	—

Balance at June 30, 2005	$179.4	$673.5	$1,902.4	$1,754.1	$4,509.4

(1)	The June 30, 2004 balances for the former Automation and Information Services segment and Alaris were combined under Clinical Technologies and Services.

(2)	The increase within the Pharmaceutical Distribution and Provider Services segment primarily relates to Medicap Pharmacies Incorporated purchase price tax adjustments of approximately $25.2 million.

(3)	The increase within the Pharmaceutical Technologies and Services segment primarily relates to the acquisition of Geodax Technology, Inc. and an acquisition within the Intercare business, which resulted in goodwill allocations of approximately $63.8 and $26.6 million respectively. The affect of these acquisitions was partially offset by purchase price adjustments of approximately $18.6 million. The remaining amounts represent goodwill acquired from an other immaterial acquisition, other purchase price adjustments and foreign currency translation adjustments.

(4)	The increase within the Clinical Technologies and Services segment primarily relates to Alaris purchase price tax adjustments of approximately $117.9 million which were offset by approximately $19.3 million for the reclassification of goodwill to intangibles within the Alaris business.

(5)	These impairment charges relate to the Pharmaceutical Development, Oral Technologies and Biotechnology and Sterile Life Science businesses within the Pharmaceutical Technologies and Services segment. See Note 4 above for additional information regarding these impairment charges.

(6)	This goodwill decrease relates to the sale of the Radiation Management Services business within the Pharmaceutical Technologies and Services segment during the second quarter. See Note 22 below for additional information regarding this sale of business.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	During the first quarter of fiscal 2005, the Company transferred its Clinical Services and Consulting business, previously reported within the Pharmaceutical Distribution and Provider Services segment, to its Clinical Technologies and Services segment to better align business operations. This transfer resulted in approximately $60.1 million of goodwill being reclassed between the segments.
     The allocation of the purchase price related to certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.
     Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class for the three years ended June 30, 2005 is as follows:

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

June 30, 2003
Amortized intangibles:
Trademarks and patents	$48.1	$20.8	$27.3
Non-compete agreements	27.3	21.9	5.4
Customer relationships	12.5	1.2	11.3
Other	37.1	13.5	23.6

Total intangibles	$125.0	$57.4	$67.6

June 30, 2004
Unamortized intangibles:
Trademarks and patents	$183.9	$0.4	$183.5

Total unamortized intangibles	$183.9	$0.4	$183.5

Amortized intangibles:
Trademarks and patents	$162.0	$23.0	$139.0
Non-compete agreements	32.0	24.8	7.2
Customer relationships	231.4	6.8	224.6
Other	82.4	17.2	65.2

Total amortized intangibles	$507.8	$71.8	$436.0

Total intangibles	$691.7	$72.2	$619.5

June 30, 2005
Unamortized intangibles:
Trademarks and patents	$184.6	$0.4	$184.2

Total unamortized intangibles	$184.6	$0.4	$184.2

Amortized intangibles:
Trademarks and patents	$152.7	$24.3	$128.4
Non-compete agreements	9.2	4.0	5.2
Customer relationships	234.9	35.2	199.7
Other	98.7	28.2	70.5

Total amortized intangibles	$495.5	$91.7	$403.8

Total intangibles	$680.1	$92.1	$588.0

     Additions of intangible assets for fiscal 2004 primarily relate to the Alaris and Intercare acquisitions (see Note 4).
     Amortization expense for the years ended June 30, 2005, 2004 and 2003 was approximately $58.6 million, $13.9 million and $6.7 million, respectively. Amortization expense is estimated to be:

(in millions)	2006	2007	2008	2009	2010

Amortization expense	$53.8	$51.2	$45.7	$43.6	$42.6

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SEGMENT INFORMATION
     The Company’s operations are principally managed on a products and services basis and are comprised of four reportable business segments: Pharmaceutical Distribution and Provider Services, Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services (formed during the first quarter of fiscal 2005). Clinical Technologies and Services includes Alaris, the Company’s businesses formerly within the Automation and Information Services segment and the Company’s Clinical Services and Consulting business, which was formerly reported under the Pharmaceutical Distribution and Provider Services segment. In June 2004, the Company acquired approximately 98.7% of Alaris’ outstanding common stock, and in July 2004, Alaris merged with a subsidiary of the Company to complete the transaction.
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
     During fiscal 2003, the Company reclassified Central Pharmacy Services, Inc. and Cord Logistics, Inc. from the Pharmaceutical Distribution and Provider Services segment to the Pharmaceutical Technologies and Services segment and therefore restated these segments’ financial results. All prior period financial results presented were adjusted to reflect these changes. In addition, with the completion of the Syncor acquisition on January 1, 2003, Syncor was included within the Pharmaceutical Technologies and Services segment.
     In December 2003, the Company acquired Intercare, which operates specialty pharmaceutical distribution and pharmaceutical manufacturing operations in Europe. For the fiscal year ended June 30, 2004, the results of operations of Intercare’s Specialty Pharmaceutical Distribution business, which is similar to the Company’s Pharmaceutical Distribution business, were included within the Pharmaceutical Distribution and Provider Services segment (see footnote 1 in the table below for further information). All other results of operations for Intercare were included within the Pharmaceutical Technologies and Services segment. This classification was not reported during the second quarter fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare’s results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company’s individual segments.
     The Pharmaceutical Distribution and Provider Services segment distributes a broad line of pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. Through the acquisition of Intercare, this segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. This segment also provides distribution and other services to pharmaceutical manufacturers through new distribution service agreements. The segment also provides support services complementing its distribution activities. In addition, this segment operates and franchises apothecary-style retail pharmacies.
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
     The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating the Company’s proprietary drug delivery systems, such as softgel capsules, controlled release forms, Zydis® fast dissolving wafers and advanced sterile delivery technologies. This segment also provides comprehensive packaging, radiopharmaceutical manufacturing and distribution, pharmaceutical development and analytical science services and scientific and regulatory consulting, as well as medical education, marketing and contract sales services. It also manufactures and markets generic injectible pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom.
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

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special items and impairment charges are not allocated to the segments. See Note 4 above for further discussion of the Company’s special items and Note 21 below for additional information regarding impairment charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2005, 2004 and 2003:

(in millions)	Revenue
	2005	2004	2003

Pharmaceutical Distribution and Provider Services (1)	$60,843.8	$52,334.2	$45,727.9
Medical Products and Services (2)	9,824.0	9,143.5	8,024.9
Pharmaceutical Technologies and Services (3)	2,975.8	2,804.1	2,250.0
Clinical Technologies and Services (4) (6)	2,189.3	1,550.6	1,410.3
Corporate (5)	(922.2)	(778.9)	(681.6)

Total revenue	$74,910.7	$65,053.5	$56,731.5

(in millions)	Operating Earnings
	2005	2004	2003

Pharmaceutical Distribution and Provider Services (1)	$1,040.2	$1,061.5	$1,086.2
Medical Products and Services (7)	672.4	694.4	624.1
Pharmaceutical Technologies and Services (6)	337.0	465.4	368.3
Clinical Technologies and Services (6)	273.2	336.6	316.7
Corporate (6) (7)	(560.0)	(209.1)	(208.3)

Total operating earnings	$1,762.8	$2,348.8	$2,187.0

     The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2005, 2004 and 2003 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	Depreciation and Amortization Expense
	2005	2004	2003

Pharmaceutical Distribution and Provider Services	$45.0	$42.0	$51.6
Medical Products and Services	95.8	88.5	88.1
Pharmaceutical Technologies and Services	131.7	106.6	82.7
Clinical Technologies and Services	83.9	21.8	20.9
Corporate	53.3	40.3	22.5

Total depreciation and amortization expense	$409.7	$299.2	$265.8

(in millions)	Capital Expenditures
	2005	2004	2003

Pharmaceutical Distribution and Provider Services	$69.7	$54.3	$56.2
Medical Products and Services	117.0	101.3	85.7
Pharmaceutical Technologies and Services	260.1	193.0	182.9
Clinical Technologies and Services	59.7	29.6	13.0
Corporate	65.2	32.0	85.4

Total capital expenditures	$571.7	$410.2	$423.2

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table includes total assets for the fiscal years ended June 30, 2005 and 2004 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	Assets
	2005	2004

Pharmaceutical Distribution and Provider Services	$9,112.3	$8,512.2
Medical Products and Services	4,144.1	3,829.6
Pharmaceutical Technologies and Services	4,344.6	4,389.3
Clinical Technologies and Services	3,868.1	3,647.7
Corporate (8)	590.1	990.3

Total assets	$22,059.2	$21,369.1

(1)	Operating results for Intercare, acquired in December 2003, include a Specialty Pharmaceutical Distribution business that is similar to the Company’s Pharmaceutical Distribution business. For segment reporting purposes, this specialty pharmaceutical distribution business is included in the Pharmaceutical Distribution and Provider Services segment. This classification was not reported during the second quarter of fiscal 2004 immediately following the acquisition as the Company was still assessing the appropriate segment reporting treatment. Intercare’s results of operations for the second quarter of fiscal 2004 were not material to the Company or the Company’s individual segments.

(2)	The Medical Products and Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2005	2004	2003

Medical, Surgical and Laboratory Products	76%	77%	79%
Specialty Pharmaceutical Products	24%	23%	21%

Total	100%	100%	100%

(3)	The Pharmaceutical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2005	2004	2003

Manufactured Products and Radiopharmaceuticals	71%	68%	63%
Packaged Products	14%	14%	18%
Other Products and Services	15%	18%	19%

Total	100%	100%	100%

(4)	The Clinical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2005	2004	2003

Clinical Services and Consulting	45%	55%	55%
Intravenous Medication Safety and Infusion Delivery Systems	29%	1%	—%
Point-of-Use Systems	26%	44%	45%

Total	100%	100%	100%

(5)	Corporate revenue primarily consists of the elimination of inter-segment revenue and foreign currency translation adjustments.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Corporate operating earnings include special items of $264.2 million, $57.4 million and $39.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively (see Note 4 for discussion of special items). The Company allocated a portion of its corporate costs to the business segments to estimate the costs the segments would have incurred for certain services provided by the corporate entity. In addition, the Company attempts to maintain a relatively consistent year-over-year rate of Corporate allocated costs. During the first quarter of fiscal 2006, the Company will modify the way in which corporate costs are allocated to the business segments, to better align corporate spending with the business segments based on the benefits received. The presentation of the first quarter of fiscal 2006 results will include a re-allocation of the historical segment amounts for comparative purposes.

During fiscal 2005, 2004 and 2003, corporate operating earnings include unallocated Corporate administrative expenses, costs not attributable to the operations of the segments and certain other Corporate directed costs described below:
•	Investment spending – The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for fiscal years, 2005, 2004 and 2003 was $18.0 million, $48.3 million and $58.0 million, respectively.

•	Interest income adjustment – At the direction of Corporate management, the former Automation and Information Services segment sold portions of its leased asset portfolio and transferred the proceeds to Corporate. As the capital proceeds associated with these sales have not been redeployed within the business segment, but utilized for other general corporate purposes, the segment was allocated a benefit by Corporate for the interest income that would have been earned associated with these sold leases. In fiscal 2004, the segment received a $21 million allocation from Corporate. Effective the first quarter of fiscal 2005, the Pyxis products business did not receive an allocation adjustment from Corporate for the estimated interest income related to the sale of certain lease portfolios.

•	Foreign exchange adjustments – Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment changed its basis for measuring the impact of translating foreign subsidiaries’ operating results into U.S. dollars. Historically since 2000, this segment’s revenue and operating earnings were not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. For fiscal 2004 and 2003, $11.2 million and $17.5 million of expenses were allocated to Corporate representing the difference between “constant rates” and “actual” exchange rates. Effective the first quarter of fiscal 2005, the impact of foreign exchange fluctuations were included in the Pharmaceutical Technologies and Services segment.

(7)	The cost of the Company’s shared service center in Albuquerque New Mexico, which was previously reported within the Corporate segment, has been reclassified within the Medical Products and Services operating earnings for fiscal 2004 and 2003 to more accurately reflect the costs within the segment that received the benefits from the shared service center. The cost of these services was approximately $18.2 million, $18.4 million and $19.0 million, respectively, for fiscal 2005, 2004 and 2003.

(8)	The Corporate assets primarily include cash and cash equivalents, net property and equipment and unallocated deferred taxes.
The following table presents revenue and long-lived assets by geographic area:

	Revenue			Long-Lived Assets
	For The Fiscal Year Ended June 30,			As of June 30,
(in millions)	2005	2004	2003	2005	2004	2003

United States	$72,804.4	$63,373.4	$55,673.1	$1,766.4	$1,852.5	$1,693.5
International	2,106.3	1,680.1	1,058.4	717.6	511.5	396.0

Total	$74,910.7	$65,053.5	$56,731.5	$2,484.0	$2,364.0	$2,089.5

Long-lived assets include property and equipment, net of accumulated depreciation.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is selected quarterly financial data for fiscal 2005 and 2004. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per Common Share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2005
Revenue	$17,796.0	$18,554.6	$19,103.0	$19,457.1

Gross margin	1,086.5	1,206.5	1,346.8	1,366.7

Selling, general and administrative expenses	693.1	699.6	703.1	765.7

Earnings from continuing operations	217.8	203.8	367.6	257.5
Earnings (Loss) from discontinued operations	(4.5)	10.2	(1.9)	0.2

Net earnings	$213.3	$214.0	$365.7	$257.7

Earnings from continuing operations
per Common Share:
Basic	$0.50	$0.47	$0.85	$0.60
Diluted	$0.50	$0.47	$0.84	$0.59
     The Company recorded the following significant adjustments in the fourth quarter of fiscal 2005:
•	a favorable adjustment of approximately $31.7 million from changes in the LIFO reserve, primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories;

•	product line rationalization and inventory and accounts receivable reserve adjustments within the Pyxis products business of approximately $30.3 million;

•	an adjustment of approximately $26.3 million pursuant to the repatriation provisions of the AJCA;

•	an adjustment of approximately $11.8 million within the Medical Products and Services segment related to the estimated remaining liabilities and settlement of insurance proceeds due for outstanding latex litigation;

•	an increase in inventory reserves of approximately $14.7 million within the Pharmaceutical Distribution and Provider Services segment related to a generic manufacturer’s bankruptcy and approximately $10.0 million related to slow moving inventory reserves; and

•	adjustments of approximately $8.0 million related to the write down of inventory within the Biotechnology and Sterile Life Sciences business.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004
Revenue	$15,388.2	$16,350.8	$16,391.8	$16,922.7

Gross margin	1,072.8	1,161.0	1,283.4	1,224.0

Selling, general and administrative expenses	547.6	588.0	608.9	602.1

Earnings from continuing operations before cumulative effect of change in accounting	323.5	373.6	430.1	397.4
Loss from discontinued operations	(1.8)	(5.1)	(0.8)	(3.9)
Cumulative effect of change in accounting	(38.5)	—	—	—

Net earnings	$283.2	$368.5	$429.3	$393.5

Earnings from continuing operations before cumulative effect of change in accounting per Common Share:
Basic	$0.73	$0.86	$1.00	$0.92
Diluted	$0.72	$0.85	$0.99	$0.91

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As discussed in Note 4, special items were recognized in various quarters in fiscal 2005 and 2004. The following table summarizes the impact of such costs on net earnings and diluted earnings per Common Share in the quarters in which they were recorded:

	First	Second	Third	Fourth
(in millions, except per Common Share amounts)	Quarter	Quarter	Quarter	Quarter
Fiscal 2005
Net earnings	$(20.0)	$(71.1)	$(28.5)	$(76.7)
Diluted net earnings per Common Share	$(0.05)	$(0.16)	$(0.06)	$(0.18)

Fiscal 2004
Net earnings	$(8.7)	$3.3	$(4.9)	$(25.3)
Diluted net earnings per Common Share	$(0.02)	$0.01	$(0.01)	$(0.06)

20. GUARANTEES
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation enhances a guarantor’s disclosure requirements in its interim and annual financial statements regarding obligations under certain guarantees. The Company adopted the enhanced disclosure requirements in the second quarter of fiscal 2003. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.
     The Company has contingent commitments related to certain operating lease agreements (see Note 10). These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At June 30, 2005, the maximum amount the Company could be required to reimburse was $278.5 million. During fiscal 2005, the Company decided to repurchase certain buildings and equipment of approximately $132.3 million which were previously under operating lease agreements. In addition, certain of these leases qualified as capital lease obligations, and accordingly, the Company recorded approximately $81.1 million of property and equipment offset by long-term liabilities on its balance sheet at June 30, 2005. Based upon current market information obtained from a third party valuation expert, the Company believed that the payment obligation under certain leases would exceed the proceeds from the sale of related properties and equipment. Therefore, the Company recorded impairment charges during fiscal 2005. See Note 21 below for additional information regarding these impairment charges. In accordance with FASB Interpretation No. 45, the Company recorded a liability of $3.8 million as of June 30, 2005 related to these agreements.
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
     In the ordinary course of business, the Company, from time to time, enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. The Company’s aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company’s results of operations.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. IMPAIRMENT CHARGES AND OTHER
     The Company classifies certain asset impairments related to restructurings in special items, which are included in operating earnings within the consolidated statements of earnings. Asset impairments not eligible to be classified as special items and gains and losses from the sale of assets were historically classified in “interest expense and other” within the consolidated statements of earnings. Significant asset impairments were incurred during fiscal 2005 and are expected to be incurred in the future due to the Company’s global restructuring program and ongoing strategic planning efforts. Effective the second quarter of fiscal 2005, the Company presented asset impairments and gains and losses not eligible to be classified as special items within “impairment charges and other” within the consolidated statements of earnings. These asset impairment charges were included within the Corporate segment’s results. Prior period financial results were reclassified to conform to this change in presentation.
     During fiscal 2005, 2004 and 2003, the Company recorded charges/(gains) of $118.0 million, $(11.5) million and $9.0 million, respectively. With respect to the significant asset impairments recorded during fiscal 2005, the Company incurred the following impairments:
•	Impairments of approximately $70.7 million within the Pharmaceutical Technologies and Services segment. The impairments related primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a result of strategic business decisions made during the second quarter of fiscal 2005.

•	Impairments of approximately $21.9 million related to lease agreements for certain real estate and equipment used in the operations of the Company (see Notes 10 and 20 above for additional information regarding these lease agreements).

•	Impairments of $7.2 million within the Corporate entity relating to a decision to write-off internally developed software.

•	Impairment of $5.4 million to record machinery and equipment at its net realizable value as it met the held for sale criteria of SFAS No. 144 within the Pharmaceutical Technology and Services segment.

•	Impairment of $5.2 million on an aircraft within its Corporate entity, which was repurchased from an operating lease agreement. The aircraft met all criteria to be classified as held for sale during the second quarter of fiscal 2005. The asset impairment recognized reduced the cost of the aircraft to its fair market value based upon quoted market prices of similar assets. The Company subsequently sold the aircraft during the third quarter of fiscal 2005 and no significant gain or loss was recognized (see Notes 10 and 20 above for additional information regarding these lease agreements).
     With respect to the significant items recorded during fiscal 2004, the Company incurred the following:
•	A net gain of approximately $8.7 million related to the sale of a non-strategic business within its Pharmaceutical Technologies and Services segment.

•	A net gain of approximately $6.8 million related to the sale of land within its Medical Products and Services segment.

•	A net gain of approximately $6.3 million related to the sale of a non-strategic business within its Medical Products and Services segment.

•	The Company recorded a $4.2 million asset impairment charge relating to domestic intellectual property rights within its former Automation and Information Services segment.
     With respect to the significant items recorded during fiscal 2003, the Company incurred the following:
•	A net gain of approximately $17.6 million related to the sale of a non-strategic business within the Pharmaceutical Distribution and Provider Services segment.

•	Impairment of $7.9 million related to certain obsolete assets as a result of a system implementation within the Pharmaceutical Technologies and Services segment.

•	Impairment of $6.0 million related to two investments within the Company’s former Automation and Information Services segment.

•	Impairment of $5.5 million related to an aircraft within the Corporate entity which met all criteria to be classified as held for sale during the second quarter of fiscal 2003.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. DISCONTINUED OPERATIONS
     In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company continued with these plans and added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net assets and results of operations of these businesses were presented as discontinued operations. The Company sold substantially all of the remaining discontinued operations prior to the end of the third quarter of fiscal 2005. The net assets at June 30, 2004 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.
     During the second quarter of fiscal 2005, the Company recorded a gain of approximately $18.7 million related to the sale of the Radiation Management Services business within the Company’s Pharmaceutical Technologies and Services segment. This business unit was not previously classified as discontinued operations as it did not qualify in accordance with SFAS No. 144 until the second quarter of fiscal 2005. The assets, liabilities and results of operations related to this business were not included in the tables below as the amounts were not significant.
     The results of discontinued operations for the fiscal years ended June 30, 2005, 2004 and 2003 are summarized as follows:

	Fiscal Year
	Ended June 30,
(in millions)	2005	2004	2003

Revenue	$4.4	$77.1	$92.5
Gain from sale of business unit	18.7	—	—
Earnings/(loss) before income taxes	6.6	(19.1)	(8.6)
Income tax benefit/(expense)	(2.6)	7.4	2.5

Earnings/(loss) from discontinued operations	$4.0	$(11.7)	$(6.1)

     There was no interest expense allocated to discontinued operations for fiscal 2005, as a note assumed in connection with the Syncor acquisition was paid off in the fourth quarter of fiscal 2004. Interest expense allocated to discontinued operations was $0.2 million and $0.5 million for fiscal 2004 and 2003, respectively. Interest expense was allocated to the discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.
     At June 30, 2005 and 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	Fiscal Year
	Ended June 30,
(in millions)	2005	2004

Current Assets	$—	$21.2
Property and Equipment	—	22.0
Other Assets	—	17.2

Total Assets	$—	$60.4

Current Liabilities	$—	$30.9
Long Term Debt and Other	—	24.2

Total Liabilities	$—	$55.1

     Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately. However, the proceeds received from the sale of the discontinued operations of approximately $47.4 million were presented separately on the consolidated statements of cash flows.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. INVESTMENTS
     At June 30, 2005 the Company invested approximately $79.8 million in tax exempt variable demand notes and approximately $20.0 million in tax exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The interest rate payable on these investments resets every seven days, and the investments are automatically reinvested unless the Company provides notice of intent to liquidate to the broker. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The underlying maturities of these investments range from eight to thirty-five years. The bonds are issued by municipalities and other tax exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. All of the investments are held in the custody of major financial institutions.
     At June 30, 2005, the Company also held a $16.7 million cost investment. The entity invested in is continuously incurring losses. The Company believes this investment is impaired; however, it believes the impairment to be temporary. Therefore, no impairment has been recorded at June 30, 2005. The entity is a start up organization and it was expected to incur losses through its fiscal year 2005. The entity has strong cash flow and believes that it will be profitable in its fiscal year 2006. The Company will continue to evaluate this investment for impairment and will recognize a loss if the investment is deemed other-than-temporarily impaired.
24. SUBSEQUENT EVENTS
     In the proxy statement for its 2004 Annual Meeting of Shareholders, the Company disclosed that it had discovered in 2004 that a portion of an option to purchase 1,425,000 of the Company’s Common Shares (giving effect to stock splits occurring after the date of grant) that had been granted in November 1999 to Robert D. Walter, Chairman and Chief Executive Officer of the Company, was in excess of that permitted to be granted to a single individual during any fiscal year under the Company’s Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The maximum number of Common Shares as to which option awards could be granted pursuant to the terms of the Equity Incentive Plan was 562,500 Common Shares (although the Company would have been permitted at the time to make a larger grant outside of such Equity Incentive Plan).
     In order to satisfy the original intent and understanding of the Company with respect to the 1999 option award, and after consulting with its outside compensation consultant, on August 2, 2005, the Human Resources and Compensation Committee of the Company’s Board of Directors approved a grant to Mr. Walter, in lieu of the portion of the 1999 option award in excess of the share limitation and in full satisfaction of any claims with respect to such portion, of a deferred payment stock appreciation right (the “SAR”) with respect to 862,500 Common Shares. Following ratification by the Board of Directors, the agreement between Mr. Walter and the Company setting forth the terms of the SAR grant (the “SAR Agreement”) was executed on August 3, 2005. Under the terms of the SAR Agreement, upon exercise of the SAR, Mr. Walter will become entitled to receive cash in an amount equal to the fair market value per underlying Common Share on the date of exercise minus $31.167, the original exercise price of the 1999 option award, multiplied by the number of Common Shares as to which the SAR is being exercised. Consistent with the fact that the 1999 option award is fully vested, the SAR is fully vested and has a term expiring on November 15, 2009, the expiration date of the 1999 option award (or, if earlier, on the six-month anniversary of Mr. Walter’s termination of employment). In order to comply with Section 409A of the Code, and to avoid potential loss to the Company of a tax deduction under Section 162(m) of the Code, any payment due to Mr. Walter will be deferred until six months following his termination of employment, and will be credited with interest at the Prime Rate from the date of exercise until the payment date. Any such payment will be subject to applicable tax withholding. The SAR Agreement contains a confirmation and agreement by Mr. Walter and the Company that the portion of the 1999 option award in excess of the share limitation is null and void. The 1999 option to purchase 562,500 Common Shares which was not in excess of the maximum number permitted under the Equity Incentive Plan remains outstanding and continues to be governed by the terms of the original option agreement. The SAR Agreement also provides for reimbursement of certain legal fees incurred by Mr. Walter in connection with the SAR and a March 2005 deferred payment stock appreciation right grant.
     Also subsequent to June 30, 2005, the Company decided to repurchase certain buildings and equipment of approximately $133.6 million that were under both operating and capital lease agreements at June 30, 2005. The amounts under capital lease agreements were recorded in “long-term obligations, less current portion” within the Company’s consolidated balance sheets at June 30, 2005, due to the original maturity date of February 2009. See Notes 6, 10 and 20 above for additional information regarding these lease agreements.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9a: Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company’s internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP.
     As disclosed in Notes 1 and 2 in “Notes to Consolidated Financial Statements” and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” prior to filing the 2004 Form 10-K, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements as a result of the internal review undertaken by the Audit Committee with respect to certain accounting matters. Specifically, the Company restated its consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004, reclassified certain categories of revenue, reduced its fourth quarter fiscal 2004 results for premature revenue recognition in its former Automation and Information Services segment, and expanded disclosure. The reclassification and restatement adjustments were reflected in the 2004 Form 10-K.
     In connection with the Audit Committee’s internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company’s ongoing efforts to improve its internal control processes and corporate governance. These measures include the following:
•	appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience;

•	creating an office of Chief Ethics and Compliance Officer (“CECO”) and appointing a CECO to help ensure that the Company is following best practices with respect to regulatory and compliance matters;

•	appointing a new Chief Accounting Officer and Controller, who is primarily responsible for keeping the Company apprised of contemporary accounting issues;

•	appointing a new Treasurer;

•	enhancing the Company’s internal audit function by increasing the number of internal audit staff and recruiting additional seasoned audit professionals;

•	adopting additional governance processes relating to operation of the Company’s Disclosure Committee and increasing the membership of the Committee;

•	developing written procedures for, among other items, reviewing unusual financial statement adjustments and allocating costs to the Company’s segments;

•	adopting process improvements concerning the Company’s financial statement close process;

•	adopting policy, procedure and oversight improvements concerning the timing of revenue recognition within the Company’s Pyxis products business (as more fully discussed in Note 1 in “Notes to Consolidated Financial Statements”);

•	developing systems enhancements to enable automated verifications of installed Pyxis automatic dispensing equipment at customer locations;

•	adopting process improvements for establishing and adjusting reserves;

•	adopting improved accounting and reporting controls for complex vendor and customer relationships;

•	developing additional training programs for the Company’s finance and accounting personnel;

•	developing enhanced educational programs for personnel at all levels in ethics, corporate compliance, disclosure, procedures for anonymous reporting of concerns and mechanisms for enforcing Company policies; and

•	implementing an enhanced certification process from the Company’s finance, accounting and operations personnel in connection with the financial statement close process, which enhancements are, in part, intended to ensure operating decisions are based on appropriate business considerations.

     The Company believes that the implementation of the enhancements identified above, as well as other control and governance enhancements, have remediated the “material weaknesses” (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s entity level controls relating to the Company’s control environment through June 30, 2004 and with respect to the timing of revenue recognition within the Company’s former Automation and Information Services segment, which material weaknesses were identified and communicated to the Company by its independent auditors prior to the filing of the 2004 Form 10-K.
     In addition, the Company and the Audit Committee will continue to implement enhancements in the Company’s control processes as necessary in response to specific accounting and reporting issues arising out of the Audit Committee’s internal review. The Company will continue to develop policies and procedures and reinforce compliance with existing policies and procedures in the Company’s effort to constantly improve its internal control environment.
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
     Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).
     Based on management’s assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2005.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9a and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.
     Changes in Internal Control Over Financial Reporting. With the exception of certain of the measures detailed above, including the Company appointing a new Chief Financial Officer, a new Chief Ethics and Compliance Officer and a new Chief Accounting Officer and Controller during the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

     Significant Deficiencies. As noted above, management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 did not result in the identification of any material weaknesses. However, the Company has identified a limited number of “significant deficiencies” (as defined under standards by the Public Company Accounting Oversight Board) that do not, in the aggregate, rise to the level of a material weakness. The Company has developed specific action plans to address each of these significant deficiencies.
     The Company’s management, including its principal executive officer and the principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 9a, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. In addition, also as discussed above, the Company’s management believes that the Company maintained effective internal control over financial reporting as of June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF MANAGEMENT’S
ASSESSMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Shareholders and the
Board of Directors of Cardinal Health, Inc.:
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Cardinal Health, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 9, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
ERNST & YOUNG LLP
Columbus, Ohio
September 9, 2005

Item 9b: Other Information
     None.
PART III
Item 10: Directors and Executive Officers of the Registrant
     In accordance with General Instruction G(3) to Form 10-K, certain of the information called for in this Item 10, including the information relating to Directors, is incorporated herein by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC, pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company’s 2005 Annual Meeting of Shareholders (the “Annual Meeting”) under the captions “Election of Directors,” “Election of Directors—Board of Directors and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Policies on Business Ethics.”
     Information with respect to Executive Officers of the Company appears in Part I of this report and is incorporated herein by reference.
Item 11: Executive Compensation
     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s Annual Meeting under the caption “Executive Compensation” (other than information set forth under the captions “Human Resources and Compensation Committee Report” and “Shareholder Performance Graph”).
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     In accordance with General Instruction G(3) to Form 10-K, certain of the information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s Annual Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information
     Certain of the Company’s equity compensation plans are subject to shareholder approval and other plans have been authorized solely by the Board of Directors. The following is a description of the Company’s plans that have not been approved by shareholders.
Broadly-based Equity Incentive Plan, as amended
     The Company’s Broadly-based Equity Incentive Plan, as amended (the “Broadly-based Equity Incentive Plan”), was adopted by the Board of Directors effective November 15, 1999 and amended pursuant to resolutions of the Board of Directors adopted on August 8, 2001. The plan provides for grants in the form of nonqualified stock options, restricted shares and restricted share units to employees of the Company. The aggregate number of Common Shares authorized for issuance pursuant to the plan is 36 million with no more than 10% of the authorized amount issuable in the form of restricted shares and restricted share units having a restriction period of less than three years. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.
Amended and Restated Outside Directors Equity Incentive Plan
     The Company’s Amended and Restated Outside Directors Equity Incentive Plan (the “Outside Directors Equity Incentive Plan”) was adopted by the Board of Directors effective May 10, 2000 and amended and restated pursuant to resolutions of the Board of Directors adopted on August 3, 2005. The plan provides for grants in the form of nonqualified stock options, restricted shares and restricted share units to members of the Board of Directors who are not employees of the Company. The aggregate number of Common Shares authorized for issuance pursuant to the plan is 1.5 million. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Deferred Compensation Plan, as amended and restated
     The Company’s Deferred Compensation Plan, as amended and restated effective January 1, 2005 (the “Deferred Compensation Plan”), was adopted by the Board of Directors effective April 7, 1994. On December 8, 2004, the Deferred Compensation Plan was amended and restated effective January 1, 2005 to reflect the consolidation of the Company’s Directors Deferred Compensation Plan, as amended and restated, with and into the Deferred Compensation Plan for Company executives and to address changes required of nonqualified deferred compensation plans by new Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the AJCA. The plan permits certain management employees of the Company to defer salary and bonus into any of several investment alternatives, including a stock equivalent account. In addition, the Company may, in its discretion, make additional matching or fixed contributions to the deferred balances of participating management employees. The plan also permits directors of the Company to defer board fees into any of several investment alternatives, including a stock equivalent account. Deferrals into the stock equivalent account are valued as if each deferral were invested in the Company’s Common Shares as of the deferral date.
     For management employees, deferred balances are paid upon retirement, termination from employment, death or disability. For directors, deferred balances are paid upon retirement or other termination from board service, death or disability. The maximum aggregate number of Common Shares that can be credited to stock equivalent accounts pursuant to the plan is 2.34 million. Deferred balances are paid in cash, or in Common Shares in kind, with any fractional shares paid in cash. The plan contains a dividend reinvestment feature for the stock equivalent account with dividends generally being reinvested in investment options other than the stock equivalent account for reporting persons under Section 16 of the Exchange Act. The plan is not intended to qualify under Section 401(a) of the Code and is exempt from many of the provisions of ERISA as a “top hat” plan for a select group of management or highly compensated employees.
Global Employee Stock Purchase Plan, as amended
     The Company’s Global Employee Stock Purchase Plan, as amended (the “Global Employee Stock Purchase Plan”), was adopted by the Board of Directors effective August 11, 1999 and amended by action of the Plan Administrator on April 7, 2005. The plan permits certain international employees to purchase Common Shares through payroll deductions. The total number of Common Shares made available for purchase under the plan is 4.5 million. International employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1–June 30; and July 1–December 31. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.
     The following table summarizes information relating to the Company’s equity compensation plans at June 30, 2005:

			Number of Common Shares
			Remaining Available for
			Future Issuance Under Equity
	Number of Common Shares		Compensation Plans
	to be Issued Upon Exercise	Weighted-Average	(excluding Common Shares
	of Outstanding Options	Exercise Price of	reflected in column (a))
	(in millions)	Outstanding Options	(in millions)
Plan Category	(a)	(b)	(c)

Plans approved by shareholders (1)	14.3 (2)	$51.18 (2)	21.9 (3)
Plans not approved by shareholders	29.9 (4)	$56.61 (4)	11.2 (5)
Plans acquired through acquisition (6)	4.1 (6)	$34.44	—

Balance at June 30, 2005	48.3	$53.16	33.1

(1)	Under the Company’s Amended and Restated Equity Incentive Plan, as amended (the “Equity Incentive Plan”),which was approved by the Company’s shareholders in November 1995, the total number of Common Shares available for grant of awards under the plan is an amount equal to the sum of (a) 1.5% of the total outstanding Common Shares as of the last day of the Company’s immediately preceding fiscal year, plus (b) the number of Common Shares available for grant under the plan as of November 23, 1998, plus (c) any Common Shares related to awards that expire or are unexercised, forfeited, terminated, cancelled, settled in such a manner that all or some of the Common Shares covered by an award are not issued to a participant, or returned to the Company in payment of the exercise price or tax withholding obligations in connection with outstanding awards, plus (d) any unused portion of the Common Shares available under clause (a) above for the previous two fiscal years as a result of not being used in such previous two fiscal years.

(2)	In addition to stock options outstanding under the Equity Incentive Plan, also includes 468,963 restricted share units outstanding under the Equity Incentive Plan that are payable solely in Common Shares. Restricted share units do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

(3)	Includes approximately 18.5 million Common Shares remaining available for future issuance under the Equity Incentive Plan in the form of option, restricted share, restricted share unit, performance share, performance share unit and incentive compensation restricted share awards. Also includes approximately 3.4 million Common Shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan.

(4)	In addition to stock options outstanding under the Broadly-based Equity Incentive Plan and Outside Director Equity Incentive Plan, also includes 24,250 restricted share units outstanding under the Broadly-based Equity Incentive Plan that are payable solely in Common Shares. Also includes 43,740 Common Share units outstanding under the Deferred Compensation Plan that are payable solely in Common Shares. These awards do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

(5)	Includes: approximately 3.2 million Common Shares remaining available for future issuance under the Broadly-based Equity Incentive Plan in the form of option, restricted share or restricted share unit awards; approximately 1.4 million Common Shares remaining available for future issuance under the Outside Director Equity Incentive Plan in the form of option or restricted share awards; approximately 2.3 million Common Shares remaining available for future issuance under the Deferred Compensation Plan; and approximately 4.3 million Common Shares remaining available for future issuance under the Global Employee Stock Purchase Plan.

(6)	Includes options to purchase approximately 1.4 million Common Shares in the aggregate that were assumed by the Company in connection with acquisitions that were approved by the Company’s shareholders. The remaining options to purchase approximately 2.7 million Common Shares in the aggregate were assumed by the Company in connection with acquisitions that were not approved by the Company’s shareholders.
Item 13: Certain Relationships and Related Transactions
     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s Annual Meeting under the caption “Certain Relationships and Related Transactions.”
Item 14: Principal Accounting Fees and Services
     In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s Annual Meeting under the caption “Selection of Independent Accountants.”

PART IV
Item 15: Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8 of this report:

Page
Report of Independent Registered Public Accounting Firm..........................................................................................................................	53
Financial Statements:
Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2005, 2004 and 2003................................................................	54
Consolidated Balance Sheets at June 30, 2005 and 2004...............................................................................................................................	55
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 30, 2005, 2004 and 2003.............................................	56
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2005, 2004 and 2003............................................................	57
Notes to Consolidated Financial Statements...................................................................................................................................................	58
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II — Valuation and Qualifying Accounts.......................................................................................................................................	127
     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.
     (a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Description
3.01	Amended and Restated Articles of Incorporation, as amended (16)

3.02	Restated Code of Regulations (7)

4.01	Specimen Certificate for the Registrant’s Common Shares (10)

4.02	Indenture, dated as of May 1, 1993, between the Registrant and Bank One, Indianapolis, NA, Trustee, relating to the Registrant’s 6% Notes Due 2006 (26)

4.03	Indenture, dated as of April 18, 1997, between the Registrant and Bank One, Columbus, NA, Trustee, relating to the Registrant’s 6 1/4% Notes Due 2008, 6 3/4% Notes Due 2011 and 4.00% Notes Due 2015 (1)

4.04	Indenture, dated as of October 1, 1996, between Allegiance Corporation and PNC Bank, Kentucky, Inc. (“PNC”), Trustee; and First Supplemental Indenture, dated as of February 3, 1999, by and among Allegiance Corporation, the Registrant and Chase Manhattan Trust Company, National Association (as successor in interest to PNC), Trustee (2)

4.05	Form of Warrant Certificate to Purchase the Registrant’s Common Shares (4)

4.06	Form of Debt Securities (9)

4.07	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the Registrant and consolidated subsidiaries

10.01	Form of Commercial Paper Dealer Agreement 4(2) Program, dated as of August 26, 1999, between the Registrant, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement, dated as of June 28, 1999, between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent (8)

Exhibit
Number	Exhibit Description
10.02	Five-year Credit Agreement, dated as of March 27, 2003, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA, as Administrative Agent, Bank of America N.A., as Syndication Agent, Wachovia Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Deutsche Bank Securities, Inc., as Documentation Agent, and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager (12)

10.03	First Amendment to Credit Agreement, Agency Agreement and Amendment to Guaranty, dated as of March 24, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA and Wachovia Bank, National Association (15)

10.04	Five-year Credit Agreement, dated as of March 23, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Wachovia Bank, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Bank of America N.A., as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Deutsche Bank Securities, Inc., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Book Manager, and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager (15)

10.05	Partnership Agreement of R.P. Scherer GmbH & Co. KG (3)

10.06	Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto and Bank One, NA (Main Office Chicago), as Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (18)

10.07	Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of August 18, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (18)

10.08	Omnibus Limited Waiver and Second Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of September 24, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (18)

10.09	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement and Confirmations of Transfers, dated as of September 30, 2004, by and among Griffin Capital, LLC, Cardinal Health Funding, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Bank One, NA (Main Office Chicago), as the Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (18)

10.10	Amended and Restated Performance Guaranty, dated as of September 30, 2004, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (18)

10.11	Amended and Restated Equity Incentive Plan, as amended (8) and (10)*

10.12	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for cliff vesting and manual signature (22)*

10.13	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for residents of California, cliff vesting and manual signature*

10.14	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for cliff vesting and electronic signature (22)*

Exhibit
Number	Exhibit Description
10.15	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for staggered vesting and manual signature (22)*

10.16	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for residents of California, staggered vesting and manual signature*

10.17	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended, for staggered vesting and electronic signature (22)*

10.18	Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (22)*

10.19	Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended, for residents of California and cliff vesting*

10.20	Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended, for staggered vesting (22)*

10.21	Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended, for residents of California and staggered vesting*

10.22	Form of Directors’ Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended (20)*

10.23	Amended and Restated Outside Directors Equity Incentive Plan*

10.24	Form of Directors’ Stock Option Agreement under the Outside Directors Equity Incentive Plan (20)*

10.25	Broadly-based Equity Incentive Plan, as amended (11)*

10.26	Deferred Compensation Plan, amended and restated effective January 1, 2005 (19)*

10.27	Global Employee Stock Purchase Plan, as amended*

10.28	Management Incentive Plan (19)*

10.29	Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation (22)*

10.30	Allegiance Corporation 1996 Incentive Compensation Program (5)*

10.31	ALARIS Medical Systems, Inc. 1996 Stock Option Plan (17)*

10.32	Amended and Restated Employment Agreement, effective as of February 1, 2004, between the Registrant and Robert D. Walter (14)*

10.33	Employment Agreement, effective as of February 1, 2004, between the Registrant and George L. Fotiades (14)*

10.34	Amendment, dated and effective as of February 4, 2005, to Employment Agreement, dated and effective as of February 1, 2004, between the Registrant and George L. Fotiades (20)*

10.35	Employment Agreement, dated and effective as of November 5, 2003, between the Registrant and Ronald K. Labrum (13)*

10.36	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck*

10.37	Letter providing terms of offer of employment, executed by the Registrant on April 13, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (23)*

Exhibit
Number	Exhibit Description
10.38	Form of Indemnification Agreement between the Registrant and individual Directors (16)*

10.39	Form of Indemnification Agreement between the Registrant and individual Officers (16)*

10.40	Restricted Share Units Agreement, dated October 15, 2001, between the Registrant and Robert D. Walter (11)*

10.41	Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and Robert D. Walter (6)*

10.42	Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter (6)*

10.43	Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Robert D. Walter (11)*

10.44	Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and George L. Fotiades (6)*

10.45	Form of Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Anthony J. Rucci (6)*

10.46	Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (11)*

10.47	Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (11)*

10.48	Deferred Payment Stock Appreciation Right Agreement, dated as of March 3, 2005, between the Registrant and Robert D. Walter (21)*

10.49	Deferred Payment Stock Appreciation Right Agreement, dated as of August 3, 2005, between the Registrant and Robert D. Walter (24)*

10.50	Nonqualified Stock Option Agreement, dated September 2, 2005, between the Registrant and Robert D. Walter (25)*

10.51	Restricted Share Unit Agreement, dated September 2, 2005, between the Registrant and Robert D. Walter (25)*

10.52	Description of compensation and benefits for named executive officers and certain other executive officers effective September 9, 2005*

10.53	Description of non-management director compensation and benefits effective November 2, 2005 (24)*

18.01	Letter Regarding Change in Accounting Principle (7)

18.02	Letter Regarding Change in Accounting Principle (16)

21.01	List of Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

Exhibit
Number	Exhibit Description
99.02	First Amendment to the Cardinal Health 401(k) Savings Plan (As amended and restated January 1, 2005)

99.03	First Amendment to the Cardinal Health 401(k) Savings Plan for Employees of Puerto Rico (As amended and restated January 1, 2005)

*	Management contract or compensation plan or arrangement.

(1)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed April 21, 1997 (File No. 1-11373) and incorporated herein by reference.

(2)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-11373) and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(5)	Included as an exhibit to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819) and incorporated herein by reference.

(6)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(7)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(8)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-11373) and incorporated herein by reference.

(9)	Included as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-62944) and incorporated herein by reference.

(10)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(11)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(12)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(13)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(14)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed February 6, 2004 (File No. 1-11373) and incorporated herein by reference.

(15)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed October 20, 2004 (File No. 1-11373) and incorporated herein by reference.

(16)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (File No. 1-11373) and incorporated herein by reference.

(17)	Included as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-120006) and incorporated herein by reference.

(18)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11373) and incorporated herein by reference.

(19)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed December 14, 2004 (File No. 1-11373) and incorporated herein by reference.

(20)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 1-11373) and incorporated herein by reference.

(21)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed March 4, 2005 (File No. 1-11373) and incorporated herein by reference.

(22)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-11373) and incorporated herein by reference.

(23)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed April 15, 2005 (File No. 1-11373) and incorporated herein by reference.

(24)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed August 5, 2005 (File No. 1-11373) and incorporated herein by reference.

(25)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed September 9, 2005 (File No. 1-11373) and incorporated herein by reference.

(26)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-11373) and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2005.

CARDINAL HEALTH, INC.
By:	/s/ Robert D. Walter
Robert D. Walter, Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 12, 2005.

Signature	Title
/s/ Robert D. Walter Robert D. Walter	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ Jeffrey W. Henderson Jeffrey W. Henderson	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ Eric R. Slusser Eric R. Slusser	Senior Vice President-Finance, Chief Accounting Officer and Controller (principal accounting officer)
/s/ Dave Bing Dave Bing	Director
/s/ George H. Conrades George H. Conrades	Director
/s/ John F. Finn John F. Finn	Director
/s/ Robert L. Gerbig Robert L. Gerbig	Director
/s/ John F. Havens John F. Havens	Director
/s/ J. Michael Losh J. Michael Losh	Director
/s/ John B. McCoy John B. McCoy	Director
/s/ Richard C. Notebaert Richard C. Notebaert	Director
/s/ Michael D. O’Halleran Michael D. O’Halleran	Director
/s/ David W. Raisbeck David W. Raisbeck	Director
/s/ Jean G. Spaulding Jean G. Spaulding	Director
/s/ Matthew D. Walter Matthew D. Walter	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts (1) (2)	Deductions (3)	of Period
Fiscal Year 2005:
Accounts receivable	$119.1	$8.8	$2.4	$(20.5)	$109.8
Finance notes receivable	4.1	2.0	0.8	(2.5)	4.4
Net investment in sales-type leases	15.7	(2.0)	0.7	(0.5)	13.9

	$138.9	$8.8	$3.9	$(23.5)	$128.1

Fiscal Year 2004:
Accounts receivable	$121.3	$6.4	$12.8	$(21.4)	$119.1
Finance notes receivable	4.5	0.3	1.5	(2.2)	4.1
Net investment in sales-type leases	17.8	(5.2)	2.2	0.9	15.7

	$143.6	$1.5	$16.5	$(22.7)	$138.9

Fiscal Year 2003:
Accounts receivable	$122.9	$19.1	$5.9	$(26.6)	$121.3
Finance notes receivable	4.7	0.6	0.6	(1.4)	4.5
Net investment in sales-type leases	16.0	2.5	—	(0.7)	17.8

	$143.6	$22.2	$6.5	$(28.7)	$143.6

(1)	During fiscal 2005, 2004 and 2003 recoveries of amounts provided for or written off in prior years were $3.7 million, $3.8 million and $2.4 million, respectively.

(2)	In fiscal 2005, 2004 and 2003, $0.2 million, $13.9 million and $7.1 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.

(3)	Write-off of uncollectible accounts.