Form 10-K/A
period 2005-06-30
CARDINAL HEALTH INC
filed 2005-11-08
CIK 721371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
     The number of Registrant’s Common Shares outstanding as of October 31, 2005, was as follows: Common Shares, without par value: 428,229,195.

EXPLANATORY NOTE
     Cardinal Health, Inc. (an Ohio corporation) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 26, 2004, solely to refile with the Form 10-K revised versions of Exhibits 10.02, 10.03, 10.04, 10.06 and 10.07. The redactions to these exhibits were amended in accordance with revised applications for confidential treatment filed separately by Cardinal Health, Inc. with the Securities and Exchange Commission.
     Included in this filing are (1) the complete text of Item 15 of Part IV, including the list of exhibits pursuant to Item 15(b) of Part IV, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of the Amendment as Exhibits 31.03 and 31.04, respectively. With the exception of the foregoing, no other information in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004 has been supplemented, updated or amended.

PART IV
Item 15: Exhibits, Financial Statement Schedules
SIGNATURES
EX-10.02
EX-10.03
EX-10.04
EX-10.06
EX-10.07
EX-31.03
EX-31.04

PART IV
Item 15: Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8 of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II — Valuation and Qualifying Accounts	128
     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.
(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Description
3.01	Amended and Restated Articles of Incorporation, as amended (24)

3.02	Restated Code of Regulations, as amended (14)

4.01	Specimen Certificate for the Registrant’s Common Shares (17)

4.02	Indenture, dated as of May 1, 1993, between the Registrant and Bank One, Indianapolis, NA, Trustee, relating to the Registrant’s 6 1/2% Notes Due 2004 and 6% Notes Due 2006 (1)

4.03	Indenture, dated as of April 18, 1997, between the Registrant and Bank One, Columbus, NA, Trustee, relating to the Registrant’s 6 1/4% Notes Due 2008, 6 3/4% Notes Due 2011, 4.45% Notes Due 2005 and 4.00% Notes Due 2015 (2)

4.04	Indenture, dated as of October 1, 1996, between Allegiance Corporation and PNC Bank, Kentucky, Inc. (“PNC”), Trustee; and First Supplemental Indenture, dated as of February 3, 1999, by and among Allegiance Corporation, the Registrant and Chase Manhattan Trust Company, National Association (as successor in interest to PNC), Trustee (3)

4.05	Indenture, dated as of January 1, 1994, between R.P. Scherer International Corporation and Comerica Bank, Trustee; First Supplemental Indenture, dated as of February 28, 1995, by and among R.P. Scherer International Corporation, R.P. Scherer Corporation and Comerica Bank, Trustee; and Second Supplemental Indenture, dated as of August 7, 1998, by and among R.P. Scherer Corporation, the Registrant and NBD Bank (4)

4.06	Form of Warrant Certificate to Purchase the Registrant’s Common Shares (5)

4.07	Form of Debt Securities (16)

Exhibit
Number	Exhibit Description
10.01	Pharmaceutical Services Agreement, dated as of August 1, 1996, between the Registrant and Kmart Corporation, as amended (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act, with respect to the last amendment filed) (9), (15) and (19)

10.02	Wholesale Supply Agreement, dated January 1, 2004, between the Registrant and CVS Pharmacy, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.03	First Amendment to Wholesale Supply Agreement, dated May 26, 2004, between the Registrant and CVS Pharmacy, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.04	Second Amendment to Wholesale Supply Agreement, dated June 2, 2004, between the Registrant and CVS Pharmacy, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.05	Prime Vendor Agreement, dated as of July 1, 2001, between the Registrant and Express Scripts, Inc., as amended on January 15, 2003 (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (20)

10.06	Second Amendment to Prime Vendor Agreement, dated as of November 19, 2003, between the Registrant and Express Scripts, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.07	Third Amendment to Prime Vendor Agreement, dated as of April 9, 2004, between the Registrant and Express Scripts, Inc. (Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.08	Form of Commercial Paper Dealer Agreement 4(2) Program, dated as of August 26, 1999, between the Registrant, as Issuer, and certain entities, each as Dealer, concerning notes to be issued pursuant to Issuing and Paying Agency Agreement, dated as of June 28, 1999, between the Issuer and The First National Bank of Chicago, as Issuing and Paying Agent (15)

10.09	Five-year Credit Agreement, dated as of March 27, 2003, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA, as Administrative Agent, Bank of America N.A., as Syndication Agent, Wachovia Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Deutsche Bank Securities, Inc., as Documentation Agent, and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager (20)

10.10	First Amendment to Credit Agreement, Agency Agreement and Amendment to Guaranty, dated as of March 24, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Bank One, NA and Wachovia Bank, National Association (23)

10.11	Five-year Credit Agreement, dated as of March 23, 2004, between the Registrant, certain subsidiaries of the Registrant, certain lenders, Wachovia Bank, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Bank of America N.A., as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Deutsche Bank Securities, Inc., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Book Manager, and Banc One Capital Markets, Inc., as Lead Arranger and Book Manager (23)

Exhibit
Number	Exhibit Description
10.12	Partnership Agreement of R.P. Scherer GmbH & Co. KG (4)

10.13	Stock Incentive Plan, as amended (6)*

10.14	Directors’ Stock Option Plan, as amended and restated (6)*

10.15	Amended and Restated Equity Incentive Plan, as amended (15) and (17)*

10.16	Form of Nonqualified Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended (21)*

10.17	Form of Restricted Share Units Agreement under the Amended and Restated Equity Incentive Plan, as amended (21)*

10.18	Form of Directors’ Stock Option Agreement under the Amended and Restated Equity Incentive Plan, as amended (21)*

10.19	Outside Directors Equity Incentive Plan (11)*

10.20	Form of Directors’ Stock Option Agreement under the Outside Directors Equity Incentive Plan (21)*

10.21	Broadly-based Equity Incentive Plan, as amended (18)

10.22	Deferred Compensation Plan, as amended and restated (10)*

10.23	First Amendment to Deferred Compensation Plan (21)*

10.24	Second Amendment to Deferred Compensation Plan (24)*

10.25	Directors Deferred Compensation Plan, as amended and restated (24)*

10.26	Global Employee Stock Purchase Plan (24)

10.27	Performance-Based Incentive Compensation Plan, as amended (13)*

10.28	R.P. Scherer Corporation 1997 Stock Option Plan (8)*

10.29	R.P. Scherer Corporation 1990 Nonqualified Performance Stock Option Plans, as amended (8)*

10.30	Allegiance Corporation 1996 Incentive Compensation Program (7)*

10.31	Allegiance Corporation 1998 Incentive Compensation Program (7)*

10.32	Allegiance Corporation 1996 Outside Director Incentive Compensation Plan (7)*

10.33	Amended and Restated Employment Agreement, effective as of February 1, 2004, between the Registrant and Robert D. Walter (22)*

10.34	Employment Agreement, effective as of February 1, 2004, between the Registrant and George L. Fotiades (22)*

Exhibit
Number	Exhibit Description
10.35	Employment Agreement, dated and effective as of February 5, 2003, between the Registrant and Stephen S. Thomas (19)*

10.36	Employment Agreement, dated and effective as of November 5, 2003, between the Registrant and Ronald K. Labrum (21)*

10.37	Employment Agreement, dated and effective as of July 26, 2004, between the Registrant and J. Michael Losh (24)*

10.38	Form of Indemnification Agreement between the Registrant and individual Directors (24)*

10.39	Form of Indemnification Agreement between the Registrant and individual Officers (24)*

10.40	Restricted Share Units Agreement, dated October 15, 2001, between the Registrant and Robert D. Walter (18)*

10.41	Nonqualified Stock Option Agreement, dated November 19, 2001, between the Registrant and Robert D. Walter (10)*

10.42	Restricted Share Units Agreement, dated November 20, 2001, between the Registrant and Robert D. Walter (10)*

10.43	Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Robert D. Walter (18)*

10.44	Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and George L. Fotiades (10)*

10.45	Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and Stephen S. Thomas (10)*

10.46	Form of Restricted Share Units Agreement, dated December 31, 2001, between the Registrant and each of Messrs. Miller and Rucci (10)*

10.47	Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (18)*

10.48	Restricted Share Units Agreement, dated February 1, 2002, between the Registrant and Robert D. Walter (18)*

10.49	Restricted Share Units Agreement, dated April 2002, between the Registrant and Stephen S. Thomas (18)*

18.01	Letter Regarding Change in Accounting Principle (14)

18.02	Letter Regarding Change in Accounting Principle (24)

21.01	List of Subsidiaries of the Registrant (24)

23.01	Consent of Ernst and Young LLP (24)

Exhibit
Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

99.02	Special Code Section 401(a)(9) Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (24)

99.03	First Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (Amended and Restated Effective as of July 1, 1998) (Revised as of 2002) (24)

99.04	First Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (As amended and restated July 1, 2002) (24)

99.05	Second Amendment to the Cardinal Health Profit Sharing, Retirement and Savings Plan (As amended and restated July 1, 2002) (24)

99.06	Cardinal Health, Inc. Employee Stock Purchase Plan, as amended (24)

*	Management contract or compensation plan or arrangement.

(1)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-11373) and incorporated herein by reference.

(2)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed April 21, 1997 (File No. 1-11373) and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-74761) and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-11373) and incorporated herein by reference.

(5)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-30889) and incorporated herein by reference.

(6)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (File No. 1-11373) and incorporated herein by reference.

(7)	Included as an exhibit to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-68819) and incorporated herein by reference.

(8)	Included as an exhibit to the Registrant’s Post-effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-56655) and incorporated herein by reference.

(9)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-11373) and incorporated herein by reference.

(10)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 1-11373) and incorporated herein by reference.

(11)	Included as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38192) and incorporated herein by reference.

(12)	Included as an exhibit to the Company’s Post-Effective Amendment No. 1 of Form S-8 to Form S-4 Registration Statement (No. 333-53394) and incorporated herein by reference.

(13)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 (File No. 1-11373) and incorporated herein by reference.

(14)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(15)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-11373) and incorporated herein by reference.

(16)	Included as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-62944) and incorporated herein by reference.

(17)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (File No. 1-11373) and incorporated herein by reference.

(18)	Included as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 1-11373) and incorporated herein by reference.

(19)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 1-11373) and incorporated herein by reference.

(20)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(21)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 1-11373) and incorporated herein by reference.

(22)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed February 6, 2004 (File No. 1-11373) and incorporated herein by reference.

(23)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed October 20, 2004 (File No. 1-11373) and incorporated herein by reference.

(24)	Filed as with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (File No. 1-11373) on October 26, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

CARDINAL HEALTH, INC.

By:	/s/ Robert D. Walter

Robert D. Walter, Chairman and
Chief Executive Officer