Form 10-Q
period 2005-09-30
CARDINAL HEALTH INC
filed 2005-11-08
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005	Commission File Number 1-11373
Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0958666 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of Registrant’s Common Shares outstanding at the close of business on October 31, 2005 was as follows:
Common Shares, without par value: 428,229,195

CARDINAL HEALTH, INC. AND SUBSIDIARIES
Index *

Page No.
Part I. Financial Information:

Item 1. Financial Statements:

Condensed Consolidated Statements of Earnings for the Three Months Ended September 30, 2005 and 2004 (unaudited)	3

Condensed Consolidated Balance Sheets at September 30, 2005 and June 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

Part II. Other Information:

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37
EX-3.01
EX-10.01
EX-10.02
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—
Item 1: Financial Statements
CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per Common Share amounts)

	Three Months Ended
	September 30,
	2005	2004
Revenue	$19,373.4	$17,792.3
Cost of products sold	18,160.2	16,701.8

Gross margin	1,213.2	1,090.5

Selling, general and administrative expenses	815.6	692.5

Impairment charges and other	2.5	3.8

Special items – restructuring charges	9.1	7.5
– merger charges	7.8	16.9
– other	5.8	7.5

Operating earnings	372.4	362.3

Interest expense and other	31.7	37.4

Earnings before income taxes and discontinued operations	340.7	324.9

Provision for income taxes	106.1	102.6

Earnings from continuing operations	234.6	222.3

Loss from discontinued operations (net of tax $0.1 and $3.0 for the three months ended September 30, 2005 and 2004, respectively)	(6.3)	(9.0)

Net earnings	$228.3	$213.3

Basic earnings per Common Share:

Continuing operations	$0.55	$0.51
Discontinued operations	(0.01)	(0.02)

Net basic earnings per Common Share	$0.54	$0.49

Diluted earnings per Common Share:

Continuing operations	$0.54	$0.51
Discontinued operations	(0.01)	(0.02)

Net diluted earnings per Common Share	$0.53	$0.49

Weighted average number of Common Shares outstanding:
Basic	426.3	431.7
Diluted	431.4	434.7

Cash dividends declared per Common Share	$0.06	$0.03
See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and equivalents	$1,976.9	$1,401.2
Short-term investments available for sale	199.9	99.8
Trade receivables, net	3,712.4	3,446.8
Current portion of net investment in sales-type leases	252.1	238.2
Inventories	7,376.0	7,376.1
Prepaid expenses and other	773.9	860.6
Assets held for sale from discontinued operations	34.7	36.0

Total current assets	14,325.9	13,458.7

Property and equipment, at cost	4,685.5	4,616.2
Accumulated depreciation and amortization	(2,235.9)	(2,148.2)

Property and equipment, net	2,449.6	2,468.0

Other assets:
Net investment in sales-type leases, less current portion	718.3	693.8
Goodwill and other intangibles, net	5,068.1	5,097.4
Other	408.0	341.3

Total assets	$22,969.9	$22,059.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$405.3	$307.9
Accounts payable	8,082.8	7,612.2
Other accrued liabilities	2,250.3	2,175.3
Liabilities from discontinued operations	9.4	9.6

Total current liabilities	10,747.8	10,105.0

Long-term obligations, less current portion and other short-term borrowings	2,204.0	2,319.9
Deferred income taxes and other liabilities	1,139.2	1,041.3

Shareholders’ equity:
Preferred Shares, without par value Authorized — 0.5 million shares, Issued — none	—	—
Common Shares, without par value Authorized — 755.0 million shares, Issued — 477.9 million shares and 476.5 million shares, respectively, at September 30, 2005 and June 30, 2005	2,812.9	2,765.5
Retained earnings	9,078.3	8,874.2
Common Shares in treasury, at cost, 49.9 million shares and 50.3 million shares, respectively, at September 30, 2005 and June 30, 2005	(3,019.8)	(3,043.6)
Other comprehensive income	7.5	20.2
Other	—	(23.3)

Total shareholders’ equity	8,878.9	8,593.0

Total liabilities and shareholders’ equity	$22,969.9	$22,059.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$234.6	$222.3
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	103.1	90.0
Asset impairments	2.5	4.9
Equity compensation	82.9	2.1
Provision for bad debts	9.0	3.1
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(274.7)	74.8
Increase in inventories	(2.9)	(721.6)
Increase in net investment in sales-type leases	(38.8)	(44.8)
Increase in accounts payable	470.5	1,248.6
Other accrued liabilities and operating items, net	137.8	15.6

Net cash provided by operating activities	724.0	895.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Divestiture/(acquisition) of subsidiaries, net of cash acquired	3.3	(264.9)
Proceeds from sale of property and equipment	0.5	4.2
Additions to property and equipment	(76.0)	(104.6)
Purchase of investment securities available for sale	(100.0)	—
Proceeds from sale of discontinued operations	—	2.8

Net cash used in investing activities	(172.2)	(362.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	3.0	(635.6)
Reduction of long-term obligations	(3.7)	(362.2)
Proceeds from long-term obligations, net of issuance costs	5.9	509.5
Proceeds from issuance of Common Shares	34.8	29.8
Tax benefits from exercises of stock options and other	9.4	—
Dividends on Common Shares	(25.5)	(12.9)

Net cash provided by/(used in) financing activities	23.9	(471.4)

NET INCREASE IN CASH AND EQUIVALENTS	575.7	61.1

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,401.2	1,091.2

CASH AND EQUIVALENTS AT END OF PERIOD	$1,976.9	$1,152.3

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
     Effective the first quarter of fiscal 2006, the Company reclassified its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico to discontinued operations. Prior period financial results were reclassified to conform to this change in presentation. See Note 10 for additional information.
     Effective the second quarter of fiscal 2005, the Company presented certain asset impairments and gains and losses from the sale of operating and corporate assets in “impairment charges and other” as a separate component of operating earnings on the Company’s consolidated statements of earnings. These asset impairment charges were included within the Corporate segment’s results. Prior period financial results were reclassified to conform to this change in presentation.
     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
     The condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”). Without limiting the generality of the foregoing, Note 3 of the “Notes to Consolidated Financial Statements” from the 2005 Form 10-K is specifically incorporated in this Form 10-Q by reference.
     Recent Financial Accounting Standards. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” The Statement requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the fair value of the award on its grant date. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. The Company adopted this Statement on July 1, 2005. See Note 3 for additional information.
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

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Once adopted by the Company, this Statement could have an impact on the Company’s prior year consolidated financial statements if the Company has a change in accounting.
2. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
     Basic earnings per Common Share (“Basic EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share (“Diluted EPS”) is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares and share units, computed using the treasury stock method.
     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September, 2005 and 2004:

	For the Three Months Ended
	September 30,
(in millions)	2005	2004

Weighted-average Common Shares – basic	426.3	431.7
Effect of dilutive securities:
Employee stock options, unvested restricted shares and share units	5.1	3.0

Weighted-average Common Shares – diluted	431.4	434.7

     The potentially dilutive employee stock options that were antidilutive for the three months ended September 30, 2005 and 2004 were 26.9 million and 32.0 million, respectively.
3. EQUITY-BASED COMPENSATION
     The Company maintains several equity compensation plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Historically, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during the first quarter of fiscal 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant.
     During the first quarter of fiscal 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of stock options granted after the Company adopted SFAS 123(R) were determined using a lattice valuation model and all options granted prior to adoption of SFAS 123(R) were valued using a Black-Scholes model.
     In anticipation of the adoption of SFAS 123(R), the Company did not modify the terms of any previously granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of options granted and utilizing a mix of restricted share and option awards. The Company also moved from three-year cliff vesting to installment vesting over four years for option awards and shortened the option term from ten to seven years.
     The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

     The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months Ended
	September 30, 2005 (1)
		Impact of
		Equity-Based
(in millions, except per share amounts)	As Reported	Compensation
Operating earnings: (2) (3) (4) (5)	$372.4	$(82.9)
Earnings from continuing operations:	$234.6	$(52.3)
Net earnings:	$228.3	$(52.3)

Net basic earnings per Common Share:	$0.54	$(0.12)
Net diluted earnings per Common Share:	$0.53	$(0.12)

(1)	Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations.

(2)	The total equity-based employee compensation expense includes gross employee stock option expense of approximately $43.6 million for the three months ended September 30, 2005. The expense related to stock options represents the unvested portion of previously granted stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.

(3)	The total equity-based employee compensation expense includes gross stock appreciation rights (“SARs”) expense of approximately $32.6 million for the three months ended September 30, 2005. This expense primarily relates to the previously reported August 3, 2005 SAR grant to the Company’s Chairman and Chief Executive Officer, Robert D. Walter, that satisfied the Company’s original intent and understanding with respect to a 1999 option award that was in excess of the number of shares permitted to be granted to a single individual during any fiscal year under the relevant equity compensation plan. The significant impact during the first quarter of fiscal 2006 resulted from the vesting of the SARs upon issuance with an exercise price significantly below the then-current price of the Company’s Common Shares. In subsequent quarters, the fair value of the SARs will be remeasured until they are settled, and any increase in fair value will be recorded as equity-based compensation. Any decrease in the fair value of the SARs will only be recognized to the extent of the expense previously recorded.

(4)	The total equity-based employee compensation expense includes gross restricted share and restricted share unit expense of approximately $4.2 million for the three months ended September 30, 2005.

(5)	The total equity-based employee compensation expense also includes gross employee stock purchase plan expense of approximately $2.5 million for the three months ended September 30, 2005.
     The following summarizes all stock option transactions for the Company under the Plans from July 1, 2005 through September 30, 2005:

			Weighted Average
	Options	Weighted Average	Remaining	Aggregate
	Outstanding	Exercise Price	Contractual Life in	Intrinsic Value
	(in millions)	per Common Share	Years	(in millions)

Balance at June 30, 2005	47.6	$53.64
Granted	4.5	58.26
Exercised	0.5	37.49
Canceled	1.6	60.61

Balance at September 30, 2005	50.0	$54.06	6.7	$408.9

Exercisable at September 30, 2005	17.6	$49.92	4.4	$236.5

     The weighted average fair value of stock options granted during the three months ended September 30, 2005 is $18.32.

     The fair values of the options granted to the Company’s employees during the first quarter of fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for stock options valued during the three months ended September 30, 2005.

As of September 30,
2005
Risk-free interest rate	3.3% - 4.1%
Expected life in years	5.6 - 7.0 years
Expected volatility	20.9% - 27.0%
Dividend yield	0.38% - 0.42%
Fair Value Disclosures — Prior to Adopting SFAS 123(R)
     Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Therefore, except for costs related to restricted shares and share units, SARs and an insignificant number of amended options requiring a new measurement date, no compensation expense was recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended September 30, 2004:

For the Three
Months Ended
September 30,
(in millions)	2004
Net earnings, as reported	$213.3
Equity-based employee compensation expense included in net earnings, net of related tax effects	1.3
Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects (1)	(35.4)

Pro forma net earnings	$179.2

Net basic earnings per Common Share:
As reported	$0.49
Pro forma basic earnings per Common Share	$0.42

Net diluted earnings per Common Share:
As reported	$0.49
Pro forma diluted earnings per Common Share (2)	$0.42

(1)	The total equity-based employee compensation expense included gross employee stock purchase plan expense of $2.9 million for the three months ended September 30, 2004.

(2)	The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS No. 123.

4. COMPREHENSIVE INCOME
     The following is a summary of the Company’s comprehensive income for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
(in millions)	2005	2004

Net earnings	$228.3	$213.3
Foreign currency translation adjustment	(18.2)	9.1
Net unrealized gain on derivative instruments	5.4	0.8

Total comprehensive income	$215.5	$223.2

5. SPECIAL ITEMS
     The following is a summary of the special items for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30,
(in millions, except for Diluted EPS amounts)	2005	2004

Restructuring costs	$9.1	$7.5
Merger-related costs	7.8	16.9
Litigation settlements, net	(0.1)	—
Other	5.9	7.5

Total special items	$22.7	$31.9
Tax effect of special items (1)	(8.2)	(11.9)

Net earnings effect of special items	$14.5	$20.0

Net decrease on Diluted EPS	$0.04	$0.05

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.
Restructuring Costs
     The following table segregates the Company’s restructuring costs into the various reportable segments affected by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Three Months Ended
	September 30,
(in millions)	2005	2004

Restructuring costs:
Global restructuring program:
Pharmaceutical Distribution and Provider Services	$0.8	$0.2
Medical Products and Services	2.0	0.7
Pharmaceutical Technologies and Services	1.6	1.4
Other	4.1	0.2
Other restructuring programs:
Medical Products and Services	—	0.7
Pharmaceutical Technologies and Services	0.6	4.0
Other	—	0.3

Total restructuring costs	$9.1	$7.5

     Global Restructuring Program. As previously reported, during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with a goal of increasing the value that the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases and be substantially completed by the end of fiscal 2008.
     The first phase of the program, announced in December 2004 (“Phase I”), focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005 (“Phase II”), focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments, and continue to streamline internal operations.
     The following tables summarize the significant costs recorded within special items for the three months ended September 30, 2005 and September 30, 2004, respectively, in connection with Phase I and Phase II and the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date.

	Three Months Ended September 30,
(in millions)	2005	2004
Global restructuring program costs:
Pharmaceutical Distribution and Provider Services
Employee-related costs (1)	$0.1	$—
Facility exit and other costs (2)	0.7	0.2

Total Pharmaceutical Distribution and Provider Services	0.8	0.2
Medical Products and Services
Employee-related costs (1)	0.3	0.7
Facility exit and other costs (2)	1.7	—

Total Medical Products and Services	2.0	0.7
Pharmaceutical Technologies and Services
Employee-related costs (1)	1.3	1.4
Facility exit and other costs (2)	0.3	—

Total Pharmaceutical Technologies and Services	1.6	1.4
Other
Employee-related costs (1)	1.4	—
Facility exit and other costs (2)	2.7	0.2

Total Other	4.1	0.2

Total global restructuring program costs	$8.5	$2.5

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

	Expected/Actual	Headcount Reduction
	Fiscal Year of		As of
	Completion (1)	Expected (2)	September 30, 2005
Global restructuring program:
Pharmaceutical Distribution and Provider Services	2006	75	75
Medical Products and Services	2008	2,675	440
Pharmaceutical Technologies and Services	2007	935	500
Clinical Technologies and Services	2005	15	15
Other	2009	1,855	10

Total global restructuring program		5,555	1,040

(1)	Expected or actual fiscal year in which the last project will be or was completed.

(2)	Represents projects that have been initiated as of September 30, 2005.
     The Company incurred costs of $8.5 million during the three months ended September 30, 2005 as compared to $2.5 million during the three months ended September 30, 2004 related to projects associated with Phase I and Phase II of the global restructuring program.
     The costs incurred within the Pharmaceutical Distribution and Provider Services segment for the three months ended September 30, 2005 primarily related to the closing of multiple company-owned pharmacies within Medicine Shoppe International, Inc. The costs incurred within this segment for the three months ended September 30, 2004 related to the outsourcing of information technology functions.
     The costs incurred within the Medical Products and Services segment during the three months ended September 30, 2005 and September 30, 2004, respectively, primarily related to improvements within the manufacturing business through consolidation of production from higher cost facilities to lower cost facilities or outsourcing.
     The costs incurred within the Pharmaceutical Technologies and Services segment for the three months ended September 30, 2005 primarily related to planned reductions of headcount within existing operations and consolidation of overlapping operations. The costs incurred within this segment for the three months ended September 30, 2004 related to planned reductions of headcount.
     The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2005 primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer care operations into two locations. The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2004 primarily related to design and implementation of the Company’s overall restructuring plan.
     Other Restructuring Programs. Separate from the global restructuring program discussed above, the Company incurred costs to restructure operations within the Pharmaceutical Technologies and Services segment during the three months ended September 30, 2005 and within both the Medical Products and Services and Pharmaceutical Technologies and Services segments during the three months ended September 30, 2004. The restructuring plans within both segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally and aligning operations in the most strategic and cost-efficient structure. In connection with implementing these restructuring plans, the Company incurred costs that included employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists and exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs.

     The earliest of these restructuring plans was initiated during fiscal 2001, with others being implemented throughout fiscal 2002, 2003, 2004 and 2005. Some of these restructuring plans were completed during fiscal 2004 and 2005. Overall, these restructuring plans within the Medical Products and Services segment are expected to result in the termination of approximately 2,200 employees, of whom approximately 2,185 had been terminated as of September 30, 2005. The restructuring plans within the Pharmaceutical Technologies and Services segment are expected to result in the termination of approximately 1,100 employees, of whom approximately 1,055 had been terminated as of September 30, 2005.
Merger-Related Costs
     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three months ended September 30, 2005 and September 30, 2004, respectively, were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as “Alaris”) and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as “Syncor”). The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

	Three Months Ended
	September 30,
(in millions)	2005	2004
Merger-related costs:
Employee-related costs	$3.8	$4.6
Asset impairments and other exit costs	0.1	0.4
Debt issuance cost write-off	—	8.7
Integration costs and other	3.9	3.2

Total merger-related costs	$7.8	$16.9

     Employee-Related Costs. During the periods shown in the table above, the Company incurred employee-related costs associated with certain merger and acquisition transactions. The $3.8 million of costs incurred in the three months ended September 30, 2005 and $4.6 million of costs incurred in the three months ended September 30, 2004 consisted primarily of severance and retention bonuses accrued over the service period as a result of the Alaris and Syncor acquisitions.
     Debt Issuance Cost Write-off. During the three months ended September 30, 2004, the Company incurred charges of $8.7 million related to the write-off of debt issuance costs and other debt tender offer costs related to the Company’s decision to retire certain Alaris debt instruments that carried higher interest rates than the Company’s cost of debt. As a result, the Company retired such debt instruments in advance of their original maturity dates.
     Integration Costs and Other. The Company incurred integration and other costs during the three months ended September 30, 2005 of $3.9 million as compared to $3.2 million during the comparable period in 2004. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company’s operations and systems into the Company’s pre-existing operations and systems. These costs include the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.
Other
     During the three months ended September 30, 2005, the Company incurred costs recorded within other special items totaling $5.9 million as compared to $7.5 million for the three months ended September 30, 2004. These costs primarily relate to legal fees and document preservation and production costs incurred in connection with the Securities and Exchange Commission (“SEC”) investigation and the Audit Committee internal review and related matters. For further information regarding these matters, see Note 7.

Special Items Accrual Rollforward
     The following table summarizes activity related to the liabilities associated with the Company’s special items during the three months ended September 30, 2005.

Three Months Ended
(in millions)	September 30, 2005
Balance at June 30, 2005	$86.3
Additions (1)	22.8
Payments	(32.8)

Balance at September 30, 2005	$76.3

(1)	Amount represents items that have been either expensed as incurred or accrued according to GAAP. These amounts do not include gross litigation settlement income of $0.1 million recorded as a special item during the three months ended September 30, 2005.
Purchase Accounting Accruals
     In connection with restructuring and integration plans related to the acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in this Form 10-Q as “Intercare”), the Company accrued as part of its acquisition adjustments a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to the closing of certain facilities. As of September 30, 2005, the Company had paid $3.0 million of employee-related costs. During fiscal 2005, the Company reversed a $1.5 million accrual against goodwill as it was no longer necessary. No payments have been made associated with the facility closures.
     In connection with restructuring and integration plans related to Syncor, the Company accrued as part of its acquisition adjustments a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of September 30, 2005, the Company had paid $13.8 million of employee related costs, $5.6 million associated with the facility closures and $1.1 million of other restructuring costs.
Summary of Estimated Future Costs
     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.
     The Company estimates that it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $252.7 million (approximately $164.3 million net of tax). These estimated costs are primarily associated with the first and second phases of the Company’s previously-announced global restructuring program and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations. A portion of these costs represent facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.
6. SEGMENT INFORMATION
     The Company’s operations are principally managed on a products and services basis and are comprised of four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change in methodology.
     In addition, during the first quarter of fiscal 2006, the Company transferred certain businesses and administrative support functions to better align business operations. Prior period financial results have not been adjusted as each of these transfers was not significant within the respective segments and did not have a material impact on the segment’s growth rates.

     The Pharmaceutical Distribution and Provider Services segment distributes pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. This segment also operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. This segment also provides distribution and other services to certain pharmaceutical manufacturers. The segment also provides support services complementing its distribution activities. In addition, this segment operates and franchises apothecary-style retail pharmacies.
     The Medical Products and Services segment manufactures medical and surgical products and distributes these self-manufactured products, as well as medical, surgical and laboratory products manufactured by other suppliers, to hospitals, physician offices, surgery centers and other health care providers. In addition, the segment distributes oncology, therapeutic plasma and other specialty pharmaceutical and biotechnology products to hospitals, clinics and other managed-care facilities.
     The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating the Company’s proprietary drug delivery systems, such as softgel capsules, controlled release forms, Zydis® fast dissolving wafers and advanced sterile delivery technologies. This segment also provides packaging, radiopharmaceutical manufacturing and distribution, pharmaceutical development and analytical science services and scientific and regulatory consulting, as well as medical education, marketing and contract sales services. It also manufactures and markets generic injectible pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom.
     The Clinical Technologies and Services segment provides products and services to hospitals and other health care providers that focus on patient safety. This segment designs, develops, manufactures, sells and services intravenous medication safety and infusion therapy delivery systems and designs, develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities. In addition, this segment provides services to the health care industry through integrated pharmacy management and temporary pharmacy staffing.
     The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, special items, impairment charges, equity-based compensation and investment spending are not allocated to the segments. See Note 5 above for further discussion of the Company’s special items and Note 3 for further discussion of equity-based compensation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended
	September 30,
(in millions)	2005	2004
Revenue:
Pharmaceutical Distribution and Provider Services	$15,767.7	$14,401.9
Medical Products and Services	2,561.1	2,393.2
Pharmaceutical Technologies and Services (1)	713.4	701.7
Clinical Technologies and Services	576.4	524.4
Corporate (2)	(245.2)	(228.9)

Total revenue	$19,373.4	$17,792.3

	For the Three Months Ended
	September 30,
(in millions)	2005	2004
Operating earnings: (3)
Pharmaceutical Distribution and Provider Services (4)	$199.3	$159.3
Medical Products and Services	151.0	124.9
Pharmaceutical Technologies and Services (1)	45.1	78.0
Clinical Technologies and Services	78.2	41.6
Corporate (5)	(101.2)	(41.5)

Total operating earnings	$372.4	$362.3

     The following table includes total assets at September 30, 2005 and June 30, 2005 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

	At September 30,	At June 30,
(in millions)	2005	2005
Assets:
Pharmaceutical Distribution and Provider Services	$9,213.4	$9,112.3
Medical Products and Services	4,179.3	4,144.1
Pharmaceutical Technologies and Services	4,363.6	4,344.6
Clinical Technologies and Services	3,928.6	3,868.1
Corporate (6)	1,285.0	590.1

Total assets	$22,969.9	$22,059.2

(1)	The Pharmaceutical Technologies and Services segment amounts were adjusted to reflect the classification of its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as discontinued operations. Prior period amounts were adjusted to reflect this change in classification. See Note 10 below for additional information regarding discontinued operations.

(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

(3)	During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change in methodology.

(4)	During the first quarter of fiscal 2006, the Company discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors. Of this charge, approximately $14.2 million related to fiscal year 2005, approximately $11.3 million related to fiscal year 2004 and approximately $6.3 million related to fiscal year 2003 and prior.

(5)	Corporate operating earnings include special items of $22.7 million and $31.9 million during the three months ended September 30, 2005 and 2004, respectively. See Note 5 for further discussion of the Company’s special items. In addition, corporate operating earnings include equity-based compensation of $82.9 million and $2.1 million during the three months ended September 30, 2005 and 2004, respectively. The $80.8 million increase in equity-based compensation is primarily a result of the Company implementing SFAS 123(R) applying the modified prospective method and the impact of SARs granted during the first quarter of fiscal 2006. The equity-based compensation expense recognized during the first quarter of fiscal 2005 represents the amortization of restricted share and restricted share unit awards. See Note 3 for further discussion of the Company’s equity-based compensation. Corporate operating earnings also include $2.5 million and $3.8 million of operating asset impairments and gains and losses from the sale of operating and corporate assets during the three months ended September 30, 2005 and 2004, respectively, and unallocated corporate administrative expenses and investment spending.

(6)	The Corporate assets primarily include cash and cash equivalents, Corporate net property and equipment and unallocated deferred taxes. The $694.9 million increase in Corporate total assets is primarily due to the $575.7 million increase in the Company’s cash and cash equivalents.

7. COMMITMENTS AND CONTINGENT LIABILITIES
Derivative Actions
     On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On April 14, 2005, the Court stayed the action for an indeterminate period pending certain decisions in the Shareholder/ERISA litigation. The defendants intend to vigorously defend this action. The Company currently does not believe that this lawsuit will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
     Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were consolidated. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions have been stayed. None of the defendants has responded to the complaints yet, nor has the Company.
Shareholder/ERISA Litigation Against Cardinal Health
     Since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. in 2001 and Syncor in 2003. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, among other matters. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the

Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended complaint.
     Since July 2, 2004, 15 purported class action complaints (collectively referred to as the “Cardinal Health ERISA actions”) have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “401(k) Plan”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828) and Gint Baukus v. Cardinal Health, Inc., et al. (05 C2 101). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended ERISA complaint.
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
Shareholder/ERISA Litigation Against Syncor
     Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int’l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int’l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int’l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int’l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int’l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int’l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int’l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int’l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int’l Corp., et al., CV 02-9621 CAS (CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int’l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int’l Corp., et al., CV 03-52 LGB (RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants’ Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court’s July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and the lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has appealed this decision. Plaintiff filed its opening appellate brief on September 28, 2005. Syncor’s brief is presently due on December 14, 2005.
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
     A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. Trial of these claims is presently scheduled for February 7, 2006. In addition, the United States Department of Labor is conducting an investigation of the Syncor ESSOP with respect to its compliance with ERISA requirements. The Company has responded to a subpoena received from the Department of Labor and continues to cooperate in the investigation.
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
DuPont Litigation
     On September 11, 2003, E.I. Du Pont De Nemours and Company (“DuPont”) filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company’s Medical Products and Services segment. DuPont’s claims generally fall into the categories of breach of contract, false advertising and patent infringement. On September 12, 2005, the Court granted summary judgment in favor of the Company on all of DuPont’s patent infringement claims. On October 14, 2005, the magistrate judge assigned to this case recommended that summary judgment be granted in favor of the Company on DuPont’s federal false advertising claims and that DuPont’s remaining breach of contract claims be dismissed for lack of jurisdiction. On November 7, 2005, the Court granted summary judgment in favor of the Company on DuPont's federal false advertising claims and dismissed all of Dupont’s remaining claims for lack of jurisdiction.
     On October 17, 2005, DuPont filed a lawsuit against the Company in the Circuit Court for Davidson County, Tennessee. E.I. DuPont De Nemours and Company v. Cardinal Health 200, Inc., No. 05C3191. This new lawsuit essentially repeats the breach of contract claims from DuPont’s earlier federal lawsuit. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
SEC Investigation and U.S. Attorney Inquiry
     On October 7, 2003, the Company received a request from the SEC, in connection with an informal inquiry, for historical financial and related information. The SEC’s request sought a variety of documentation, including the Company’s accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates.
     On May 6, 2004, the Company was notified that the pending SEC informal inquiry had been converted into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” The Company learned that the U.S. Attorney’s Office for the Southern District of New York had also commenced an inquiry that the Company understands relates to this same subject. On October 12, 2004, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas that the Company had previously received from the SEC.

     In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and are reviewing other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) and the 2005 Form 10-K.
     Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K and in January 2005 took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. In connection with the determinations made by the Audit Committee, the Company’s former controller resigned effective February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board as discussed below. The Audit Committee internal review is substantially complete.
     In connection with the SEC’s formal investigation, a committee of the Board of Directors, with the assistance of independent counsel, separately initiated an internal review to assign responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers. In the 2004 Form 10-K, as part of the Audit Committee’s internal review, the Company reversed its previous recognition of estimated recoveries from vitamin manufacturers for amounts overcharged in prior years and recognized the income from such recoveries as a special item in the period in which cash was received from the manufacturers. The SEC staff had previously advised the Company that, in its view, the Company did not have an appropriate basis for recognizing the income in advance of receiving the cash. In August 2005, the separate Board committee reached certain conclusions with respect to findings from its internal review and determined that no additional disciplinary actions were required beyond the disciplinary actions already taken by the Audit Committee, as described above. The separate Board committee internal review is complete.
     Settlement discussions have commenced with the SEC regarding resolution of its investigation with respect to the Company. While these discussions are ongoing, there can be no assurance that the Company’s efforts to resolve the investigation with respect to the Company will be successful, and the Company cannot predict the timing or outcome of these matters or the terms of any such resolution. As a result of the initiation of these discussions, the Company recorded a reserve of $25 million for its fiscal year ended June 30, 2005 in respect of the SEC investigation. Given the status of settlement discussions, the Company can not provide a range of loss above the amount reserved. Unless and until the SEC investigation is resolved, there can be no assurance that the amount reserved by the Company for this investigation will be sufficient and that a larger amount will not be required. Therefore, this reserve will be reviewed on a quarterly basis and adjusted to the extent that the Company determines it is necessary.
     The SEC investigation, the U.S. Attorney inquiry and the Audit Committee internal review remain ongoing, although the Audit Committee internal review is substantially complete. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry or the Audit Committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

     In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the Company’s previously-filed public reports will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. As the SEC’s investigation, the U.S. Attorney’s inquiry and the Audit Committee’s internal review continue, the Audit Committee may identify new issues, or make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the Company’s previously-filed public reports.
Other Matters
     In addition to the legal proceedings disclosed above, the Company also becomes involved from time to time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for the three months ended September 30, 2005 were as follows:

	Pharmaceutical	Medical
	Distribution	Products	Pharmaceutical	Clinical
	and Provider	and	Technologies	Technologies
(in millions)	Services	Services	and Services	and Services	Total

Balance at June 30, 2005	$179.4	$673.5	$1,902.4	$1,754.1	$4,509.4
Goodwill acquired — net of purchase price adjustments, foreign currency translation adjustments and other	(9.6)	0.2	(2.0)	—	(11.4)

Balance at September 30, 2005	$169.8	$673.7	$1,900.4	$1,754.1	$4,498.0

     The allocation of the purchase price related to certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.
     Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30 and September 30, 2005 was as follows:

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

June 30, 2005
Unamortized intangibles:
Trademarks and patents	$184.6	$0.4	$184.2

Total unamortized intangibles	$184.6	$0.4	$184.2

Amortized intangibles:
Trademarks and patents	$152.7	$24.3	$128.4
Non-compete agreements	9.2	4.0	5.2
Customer relationships	234.9	35.2	199.7
Other	98.7	28.2	70.5

Total amortized intangibles	$495.5	$91.7	$403.8

Total intangibles	$680.1	$92.1	$588.0

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

September 30, 2005
Unamortized intangibles:
Trademarks and patents	$184.6	$0.4	$184.2

Total unamortized intangibles	$184.6	$0.4	$184.2

Amortized intangibles:
Trademarks and patents	$152.9	$27.9	$125.0
Non-compete agreements	9.0	4.6	4.4
Customer relationships	233.2	42.8	190.4
Other	100.9	34.8	66.1

Total amortized intangibles	$496.0	$110.1	$385.9

Total intangibles	$680.6	$110.5	$570.1

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense during the three months ended September 30, 2005 and 2004 was $14.1 million and $12.2 million, respectively.
     Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2006	2007	2008	2009	2010

Amortization expense	$56.9	$56.0	$49.2	$42.8	$41.8
9. GUARANTEES
     The Company has contingent commitments related to certain lease agreements. These leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these leases, which range in length from one to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2005, the maximum amount the Company could be required to reimburse was $278.5 million. In accordance with FASB Interpretation No. 45, the Company has a liability of $3.7 million recorded as of September 30, 2005 related to these agreements.
     During the three months ended September 30, 2005, the Company decided to repurchase certain buildings and equipment of approximately $133.6  million that were under both operating and capital lease arrangements at September 30, 2005. The amounts under capital lease arrangement totaling $88.1 million were recorded in “current portion of long-term obligations and other short-term borrowings” at September 30, 2005.
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

10. DISCONTINUED OPERATIONS
     As previously announced, during the fourth quarter of fiscal 2005, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico (“Humacao”) as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the three months ended September 30, 2005, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS 144 and Emerging Issues Task Force 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” In accordance with SFAS 144, the net assets and results of operations of Humacao are presented as discontinued operations. The net assets at September 30, 2005 and June 30, 2005 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.
     In connection with the acquisition of Syncor in fiscal 2004, the Company acquired certain operations of Syncor that were discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations, including the medical imaging business and certain overseas operations. The Company continued with these plans and added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144, the results of operations of these businesses are presented as discontinued operations. The Company sold all of the remaining Syncor discontinued operations prior to the end of fiscal 2005.
     The results of discontinued operations for the three months ended September 30, 2005 and 2004 are summarized as follows:

	Three
	Months Ended
	September 30,
(in millions)	2005	2004

Revenue	$4.2	$6.6

Loss before income taxes	(6.4)	(12.0)
Income tax benefit	0.1	3.0

Loss from discontinued operations	$(6.3)	$(9.0)

     At September 30, 2005 and June 30, 2005, the major components of assets and liabilities of the discontinued operations were as follows:

	September 30,	June 30,
(in millions)	2005	2005
Current assets	$19.3	$20.0
Property and equipment, net	15.4	16.0

Total assets	$34.7	$36.0

Current liabilities	$9.4	$9.6

Total liabilities	$9.4	$9.6

     Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately.

11. OFF-BALANCE SHEET TRANSACTIONS
     Cardinal Health Funding, LLC (“CHF”) was organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, accordingly, is not included in the Company’s consolidated financial statements.
     At September 30, 2005, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2006, the Company did not have activity under its committed receivables sales facility program. At September 30, 2005, the Company had $550 million of receivable sales outstanding. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company provided a secured interest in the existing receivables of $269.2 million at September 30, 2005, as required under this program.
     For additional information regarding off-balance sheet arrangements, see Note 10 of “Notes to Consolidated Financial Statements” in the 2005 Form 10-K.
12. EMPLOYEE RETIREMENT BENEFIT PLANS
     Components of the Company’s net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended
	September 30,
(in millions)	2005	2004

Components of net periodic benefit cost:
Service cost	$0.4	$0.3
Interest cost	2.7	2.5
Expected return on plan assets	(2.0)	(1.7)
Net amortization and other (1)	0.7	0.6

Net periodic benefit costs	$1.8	$1.7

(1)	Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.
     The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 2005 and 2004. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”).
     Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2005 Form 10-K (including in the section titled “Risk Factors That May Affect Future Results” under “Item 1: Business”) and are incorporated in this Form 10-Q by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     The following summarizes the Company’s results of operations for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30,
(in millions, except per Common Share amounts)	Growth (1)	2005	2004

Revenue	9%	$19,373.4	$17,792.3
Operating earnings	3%	$372.4	$362.3
Earnings from continuing operations	6%	$234.6	$222.3
Net earnings	7%	$228.3	$213.3
Net diluted earnings per Common Share	8%	$0.53	$0.49

(1)	Growth is calculated as the change for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     The results of operations during the three months ended September 30, 2005 reflect the breadth of products and services the Company offers and the increasing demand for the Company’s diverse portfolio of products and services, which led to revenue growth in each of the Company’s four segments. The Company continues to experience strong demand from health care providers for the Company to provide integrated solutions. These integrated solutions include products and services from multiple lines of businesses within the Company, and currently represent approximately $9 billion of annualized sales.
     The Company has four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. See Note 6 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Company’s reportable segments.
     Revenue and operating earnings within the Pyxis products business of the Clinical Technologies and Services segment increased significantly during the three months ended September 30, 2005. The increase was a result of the following:
•	increasing customer demand for products and services focusing on medication management and patient safety;

•	continuous improvements in the sales and installation cycles;

•	higher unit margins due to favorable year-over-year sales mix; and

•	favorable manufacturing and freight variances.

     The Pharmaceutical Technologies Services segment’s operating earnings decreased during the three months ended September 30, 2005 primarily due to existing sterile manufacturing facilities operating below planned capacity and the decline in revenue in the contract sales services organization as well as the impact of competitive pricing within the Nuclear Pharmacy Services business.
Future Organizational Changes
     During the three months ended September 30, 2005, the Company announced expected future organizational changes that will combine its pharmaceutical distribution, medical products distribution and nuclear pharmacy services businesses into a single operating unit focused on addressing customer needs for greater information, efficiency and innovation in their supply chains. As a result of these expected changes, the Company plans to report future results in the following four reportable segments effective later in fiscal 2006: Healthcare Supply Chain Services; Medical Products Manufacturing; Pharmaceutical Technologies and Services; and Clinical Technologies and Services.
Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense
     During the three months ended September 30, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Prior to the adoption of FAS 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.
     In anticipation of the adoption of SFAS 123(R), the Company did not modify the terms of any previously granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of options granted and utilizing a mix of restricted share and option awards. The Company also moved from three-year cliff vesting to installment vesting over four years for option awards and shortened the option term from ten to seven years.
     Total Company operating earnings for the three months ended September 30, 2005 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R) and the impact of SARs granted during the quarter. The Company recorded $82.9 million for equity-based compensation during the three months ended September 30, 2005 compared to $2.1 million in the comparable period in the prior year. The Company expects that equity compensation expense for fiscal 2006 will be approximately $215 million to $230 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Shares may impact this estimate. Beyond the current fiscal year, the Company expects the equity-based compensation expense to decline year-over-year due to the significant changes made to the Company’s equity compensation program, including a reduction in the overall number of options granted. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information.
Global Restructuring Program
     As previously reported, during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with the goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be substantially completed by the end of fiscal 2008 and to improve operating earnings and position the Company for future growth. The program is expected to improve operating earnings by approximately $190 million in fiscal 2006.
     The Company expects the global restructuring program to be implemented in two phases. The first phase of the program, which was announced in December 2004 (“Phase I”), focuses on business consolidations and process improvements, including rationalizing the Company’s facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, which was announced in August 2005 (“Phase II”), focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments, and continue to streamline internal operations. See Note 5 of “Notes to Condensed Consolidated Financial Statements” for discussion of the restructuring costs incurred by the Company during the three months ended September 30, 2005 related to both phases of the global restructuring program.
Government Investigations and Audit Committee Internal Review
     The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters and the U.S. Attorney for the Southern District of New York is conducting an inquiry with respect to the Company. The Company’s Audit Committee also is conducting its own internal review, assisted by independent counsel. The Audit Committee internal review is ongoing, but is substantially complete. Settlement discussions have commenced with the SEC regarding resolution of its investigation with respect to the Company, and the Company recorded a reserve of $25 million for fiscal 2005 in respect of the SEC investigation. Given the status of settlement discussions, the Company can not provide a range of loss above the amount reserved. For further information regarding these matters see Note 7 of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations
Revenue

	Three Months Ended
	September 30,
		Percent of Company
		Revenue
	Growth (1)	2005	2004

Pharmaceutical Distribution and Provider Services	9%	80%	80%
Medical Products and Services	7%	13%	13%
Pharmaceutical Technologies and Services	2%	4%	4%
Clinical Technologies and Services	10%	3%	3%

Total Company	9%	100%	100%

(1)	Growth is calculated as the change in the revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Total Company. Revenue for the three months ended September 30, 2005 increased 9% compared to the same period in the prior year. These increases resulted from the following:
•	a higher sales volume across each of the Company’s segments;

•	revenue growth from existing customers;

•	the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company’s diverse offerings; and

•	the addition of new products.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s revenue growth of 9% during the three months ended September 30, 2005 resulted from strong sales to customers within this segment’s core Pharmaceutical Distribution business. The most significant growth was in “Bulk Revenue” (defined below), which increased approximately 24% during the three months ended September 30, 2005. See the Bulk Revenue discussion below. In addition, annualized pharmaceutical price increases of approximately 4.4% during the three months ended September 30, 2005 contributed to the growth in this segment.
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
     Bulk Revenue for the three months ended September 30, 2005 and 2004 was $6.8 billion and $5.5 billion, respectively. The increase in Bulk Revenue primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers purchasing from the Company rather than directly from the manufacturer.
     Medical Products and Services. The Medical Products and Services segment’s revenue growth of 7% during the three months ended September 30, 2005 resulted primarily from the following:
•	increased volume from existing customers;

•	new customer business;

•	international growth, primarily in Canada; and

•	increased revenue of 10% within the Specialty Distribution business.
     As disclosed in the 2005 Form 10-K, the Specialty Distribution business’ largest customer has notified the Company that they will begin self distribution on January 1, 2006 which will significantly impact revenue and operating earnings for this business during the second half of fiscal 2006. This customer represented approximately $1.5 billion or 16% of this segments’s fiscal 2005 revenue. The Company plans to partially mitigate this loss through the addition of a large, new customer agreement signed in April 2005 and cost cutting measures.

     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies Services segment’s revenue growth of 2% during the three months ended September 30, 2005 resulted primarily from increased price and demand on certain sterile and softgel products as well as increased demand on branded pharmaceuticals using the Company’s Zydis quick dissolve formulation. The segment’s growth was adversely affected by decline in demand in the quarter for contract packaging services and the loss of customers within contract sales services.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s revenue growth of 10% during the three months ended September 30, 2005 resulted primarily from revenue growth within the Pyxis products and Alaris products businesses. Pyxis products revenue increased approximately 24% during the three months ended September 30, 2005 due to continuous improvements within the sales and installation cycle and increased demand for MedStation 3000 as evidenced by the increase in the committed contract backlog of the business. Revenue increased within the Alaris products business due to continued demand for its core products and the introduction of new products into the market. These strong revenue increases were partially offset by the slower, single-digit growth within the Clinical Consulting and Services business due to customer demand.
Operating Earnings

	Three Months Ended
	September 30,
		Percent of Company
		Operating Earnings
	Growth (1)	2005	2004

Pharmaceutical Distribution and Provider Services (2)	25%	42%	40%
Medical Products and Services (2)	21%	32%	31%
Pharmaceutical Technologies and Services (2)	(42)%	10%	19%
Clinical Technologies and Services (2)	88%	16%	10%

Total Company (2) (3)	3%	100%	100%

(1)	Growth is calculated as the change in the operating earnings for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

(2)	During the first quarter of fiscal 2006, the Company modified the way in which corporate costs are allocated to the reportable segments, to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change. The change in the allocation methodology and the increase in corporate expenses adversely impacted growth rates within all four of the Company’s reportable segments. The increase in corporate expenses primarily relates to incentive compensation, costs associated with the One Cardinal Health initiative and increased legal expenses due to developments in certain legal proceedings.

(3)	The Company’s overall operating earnings increase of 3% during the three months ended September 30, 2005 includes the effect of special items, equity-based compensation and impairment charges. Special items, equity-based compensation and impairment charges are not allocated to the segments. See Notes 3 and 5 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s equity-based compensation and special items.
     Total Company. Total Company operating earnings for the three months ended September 30, 2005 increased 3% compared to the same period in the prior year. The overall increase resulted from operating earnings growth in three of the Company’s four reportable segments and the favorable year-over-year impact of special items. See Note 5 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding special items.
     As discussed under the “Overview” section above, total Company operating earnings were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R) and the impact of SARs granted during the first quarter of fiscal 2006. The Company recorded $82.9 million for equity-based compensation during the three months ended September 30, 2005 compared to $2.1 million in the comparable period of the prior year. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information. In addition, operating earnings for the three months ended September 30, 2005 were adversely impacted by an increase in incentive compensation expense of approximately $18.4 million and incremental costs associated with the One Cardinal Health initiative when compared to the same period of the prior year.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s operating earnings increased 25% during the three months ended September 30, 2005 primarily as a result of the year-over-year benefits detailed below that were partially offset by a $31.8 million charge related to credits due to vendors.

      Operating earnings during the first quarter of fiscal 2006 benefited from the following:
•	the segment’s revenue growth of 9% during the first quarter of fiscal 2006;

•	the year-over-year positive impact of signed distribution agreements;

•	continued strength within generic pharmaceutical margins due to new products in the market; and

•	the incremental year-over-year benefit from the segment’s National Logistics Center, which became operational in August 2004.
     During the quarter, the Company discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors. Of this charge, approximately $14.2 million related to fiscal year 2005, approximately $11.3 million related to fiscal year 2004 and approximately $6.3 million related to fiscal year 2003 and prior. In connection with this matter, the Company has determined that there is a significant deficiency in the internal controls around system programming, interface and data entry for a limited area of vendor credits and has begun to implement an action plan to immediately address the control concerns.
     Medical Products and Services. The Medical Products and Services segment’s operating earnings increased 21% during the three months ended September 30, 2005 in part due to favorable product mix, manufacturing efficiencies and expense control related to the Company’s global restructuring program. A $16.4 million latex litigation charge taken during the first quarter of fiscal 2005 also contributed to the favorable year-over-year comparison, representing 14% of the increase in operating earnings. In addition, the segment’s revenue growth of 7% during the same time period contributed to the operating earnings growth.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s operating earnings decrease of 42% during the three months ended September 30, 2005 primarily related to the following:
•	existing sterile manufacturing facilities operating below planned capacity;

•	the decline in revenue in the contract sales service organization;

•	the impact of competitive pricing within the Nuclear Pharmacy Services business;

•	the timing of royalties and other non-product fees received within the Oral Technologies business; and

•	increased depreciation expense as a result of additional capital investments.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings increased 88% during the three months ended September 30, 2005 in part due to increased operating earnings of 91% within the Pyxis products business. A $20.2 million charge taken in the first quarter of fiscal 2005 related to prior year purchase accounting adjustments from the Alaris transaction also contributed to the favorable year-over-year comparison, representing 61% of the increase in operating earnings. The purchase accounting adjustments during the first quarter of fiscal 2005 included an inventory valuation adjustment to “fair value,” with the adjusted, higher cost inventory being sold during the quarter.
     The operating earnings increase of 91% within the Pyxis products business was primarily the result of:
•	increased revenues of 24% for the three months ended September 30, 2005;

•	continuous improvements in the sales and installation cycles;

•	higher unit margins due to favorable year-over-year sales mix; and

•	favorable manufacturing and freight variances.
Impairment Charges and Other
     For the three months ended September 30, 2005 and 2004, the Company incurred impairment charges of $2.5 million and $3.8 million, respectively. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding “impairment charges and other.”
Special Items

	Three Months Ended
	September 30,
(in millions)	2005	2004

Restructuring costs	$9.1	$7.5
Merger-related costs	7.8	16.9
Litigation settlements, net	(0.1)	—
Other	5.9	7.5

Total special items	$22.7	$31.9

     See Note 5 of “Notes to Condensed Consolidated Financial Statements” for detail of the Company’s special items during the three months ended September 30, 2005 and 2004.

Interest Expense and Other
     “Interest expense and other” decreased $5.7 million during the three months ended September 30, 2005 compared to the same periods in the prior fiscal year. The decrease resulted primarily from favorable foreign exchange rates and other items that were partially offset by increased interest expense due to increased borrowing rates.
Provision for Income Taxes
     The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was 31.1% for the three months ended September 30, 2005, as compared to 31.6% for the three months ended September 30, 2004. Fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.
     A provision of the American Jobs Creation Act of 2004 (“AJCA”) enacted in October 2004 created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA and accordingly recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA.
Loss from Discontinued Operations
     See Note 10 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.
Liquidity and Capital Resources
Sources and Uses of Cash
     The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
(in millions)	2005	2004

Cash provided by/(used in):
Operating activities	$724.0	$895.0
Investing activities	$(172.2)	$(362.5)
Financing activities	$23.9	$(471.4)
     Operating activities. Net cash provided by operating activities during the three months ended September 30, 2005 totaled $724.0 million, a decrease of $171.0 million when compared to the same period a year ago. The year-over-year decrease was primarily a result of the sale of $500 million of receivables during the three months ended September 30, 2004 under the Company’s committed receivables sales facility program. During the three months ended September 30, 2005, accounts payable increased $470.5 million due to the timing of inventory purchases from vendors within the Pharmaceutical Distribution and Provider Services segment that were partially offset by the accounts receivables increase of $274.7 million primarily due to increased revenue across each of the Company’s segments, customer mix within accounts receivables and the normal timing of receipts.
     Investing activities. Cash used in investing activities during the three months ended September 30, 2005 primarily represents the Company’s purchase of $100.0 million of short-term investments classified as available for sale. During the three months ended September 30, 2004, the majority of the cash used in investing activities related to costs associated with the acquisition of Alaris and Geodax Technology, Inc.

     Financing activities. The Company’s financing activities provided cash of $23.9 million during the three months ended September 30, 2005 primarily as a result of the issuance of Common Shares held in treasury for the purchase of shares by employees under the Company’s employee stock purchase plan. In addition, the tax benefits from the exercise of employee stock options provided cash of approximately $9.4 million. These benefits were partially offset by cash dividends paid of $25.5 million. Cash used in financing activities of $471.4 million during the three months ended September 30, 2004 primarily reflects the Company’s decision to retire the Company’s commercial paper and certain debt acquired from the Alaris acquisition. These cash outflows for the first quarter of fiscal 2005 were partially offset by net proceeds of $500 million received from the Company’s bank revolving credit facilities.
International Cash
     The Company’s cash balance of approximately $2.0 billion as of September 30, 2005 includes $562.0 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.
     During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA.
Share Repurchase Program
     On June 27, 2005, the Company announced a $1.0 billion share repurchase program (the “Program”). The Company did not purchase Common Shares under the Program during the three months ended September 30, 2005, but it still expects to complete the Program by the end of the current fiscal year. The Program will expire when the entire $1 billion in aggregate amount of Common Shares has been repurchased.
Capital Resources
     In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by $1.5 billion of bank revolving credit facilities and a $150 million extendible commercial note program. As of September 30, 2005, the Company did not have any outstanding borrowings from the commercial paper program. The Company maintains two $750 million bank revolving credit facilities. These facilities are available for general corporate purposes; however, they are primarily used as backstop liquidity for the Company’s commercial paper program.
     The Company’s sources of liquidity also include a committed receivables sales facility program with the capacity to sell $800 million in receivables. During the first quarter of fiscal 2006, the Company renewed the receivables sales facility program for a period of one year. See “Off-Balance Sheet Arrangements” below.
     The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 6 and 10 of “Notes to Consolidated Financial Statements” in the 2005 Form 10-K. As of the date of this filing, the Company, may issue up to $500 million of additional equity and debt securities under a shelf registration statement filed with the SEC.
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

Debt Covenants
     The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $4.1 billion at any time. As of September 30, 2005, the Company was in compliance with this covenant.
     The Company’s preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $3.0 billion) and certain financial ratio covenants. As of September 30, 2005, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders, or extinguish the securities without causing an event of default.
Contractual Obligations
     There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Form 10-K.
Off-Balance Sheet Arrangements
     See Note 11 in “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q and Note 10 of “Notes to Consolidated Financial Statements” in the 2005 Form 10-K for more information regarding the off-balance sheet arrangements.
Other
     See Note 1 in “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Recent Developments
     Proposed Medicaid reform legislation. As part of the federal budget process and in order to reduce costs for the Medicaid program, the U.S. Senate recently passed a bill that will change the prescription drug reimbursement formula under Medicaid. The U.S. House of Representatives is expected to pass its own bill soon. While this legislative process is still ongoing and it is not possible to predict the final provisions of the proposed legislation, a change in reimbursement formula will likely adversely affect retail pharmacies and, therefore, could have an adverse effect on the Company’s Pharmaceutical Distribution and Provider Services segment. Under both the Senate’s and the House of Representative’s bills, the major changes would not become effective until January 1, 2007. The Company is continuing to work with its customers to understand the issues involved and communicate its position to Congress. The Company is currently developing plans to mitigate exposures from these proposed changes in reimbursement formula, if enacted into law. However, if the Company fails to successfully implement such plans, its business and the results of operations may be adversely affected.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2005 Form 10-K.

Item 4: Controls and Procedures
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
     As previously disclosed, prior to filing the 2004 Form 10-K, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements as a result of the internal review undertaken by the Audit Committee with respect to certain accounting and financial reporting matters. In connection with the Audit Committee’s internal review, since the end of fiscal 2004, the Company has adopted and is in the process of implementing various measures in connection with the Company’s ongoing efforts to improve its internal control processes and corporate governance. These measures were more fully discussed under Item 9a of the 2005 Form 10-K. The Company believes that the implementation of these measures, as well as other control and governance enhancements, remediated the “material weaknesses” (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s entity level controls relating to the Company’s control environment through June 30, 2004 and with respect to the timing of revenue recognition within the Company’s former Automation and Information Services segment. These material weaknesses were identified and communicated to the Company by its independent auditors prior to the filing of the 2004 Form 10-K.
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
     Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
     The discussion below is limited to certain of the legal proceedings in which the Company is involved, including material developments to certain of those proceedings. Additional information regarding the legal proceedings in which the Company is involved is provided in “Item 3: Legal Proceedings” of the 2005 Form 10-K, and is incorporated in this Form 10-Q by reference. To the extent any statements therein constitute “forward-looking statements,” reference is made to Exhibit 99.01 of this Form 10-Q and the section entitled “Risk Factors That May Affect Future Results” within “Item 1: Business” of the 2005 Form 10-K.
     The legal proceedings described in Note 7 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Item 1 by reference. Unless otherwise indicated, all proceedings discussed in Note 7 remain pending.
Antitrust Litigation against Pharmaceutical Manufacturers
     During the past six years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through September 30, 2005 were $97.7 million, including a $0.1 million recovery during the first quarter of fiscal 2006. In October 2005, the Company received an additional $13.4 million recovery that will be reported as a special item in the Company’s fiscal 2006 second quarter results. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.
FTC Investigation
     In December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider and retail customers. The Company is in the process of responding to the FTC request. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
New York Attorney General Investigation
     In April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information to the New York Attorney General’s office in response to the April 2005 subpoena as well as subsequent informal requests. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
Illinois Attorney General Investigation
     In October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena indicated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program related to repackaged pharmaceuticals. The Company is in the process of responding to the subpoena. Because the investigation is at an early stage, the Company cannot predict its outcome or its impact on the Company’s business.

Other Matters
     In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2005:
Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased	Approximate Dollar
				as Part of	Value of Shares that
	Total Number			Publicly	May Yet Be
	of Shares		Average Price	Announced	Purchased Under the
Period	Purchased		Paid per Share	Program (1)	Program
July 1-31, 2005	—		$—	—	$1,000,000,000
August 1-31, 2005	259	(2)	57.89	—	1,000,000,000
September 1-30, 2005	—		—	—	1,000,000,000

Total	259		$57.89	—	$1,000,000,000

(1)	On June 27, 2005, the Company announced a $1 billion share repurchase program (the “Program”). The Company did not purchase Common Shares under the Program during the three months ended September 30, 2005, but it still expects to complete the Program by the end of the current fiscal year. The Program will expire when the entire $1 billion in aggregate amount of Common Shares has been repurchased.

(2)	Reflects Common Shares owned and tendered by an employee to meet the exercise price for an option exercise.

Item 6: Exhibits

Exhibit
Number	Exhibit Description
3.01	Restated Code of Regulations

10.01	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of February 3, 2005, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act)

10.02	Amended and Restated Equity Incentive Plan, as amended

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: November 8, 2005	/s/ Robert D. Walter

Robert D. Walter
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson

Jeffrey W. Henderson
Executive Vice President and
Chief Financial Officer