Form 10-Q
period 2005-12-31
CARDINAL HEALTH INC
filed 2006-02-07
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2005	Commission File Number 1-11373
Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0958666 (I.R.S. Employer Identification No.)
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
Yes ☑                                          No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                         No☑
     The number of Registrant’s Common Shares outstanding at the close of business on January 31, 2006 was as follows:
Common Shares, without par value: 421,951,129

CARDINAL HEALTH, INC. AND SUBSIDIARIES
Index *

		Page No.
Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended December 31, 2005 and 2004 (unaudited)	3

	Condensed Consolidated Balance Sheets at December 31, 2005 and June 30, 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information:

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 6.	Exhibits	45
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-12.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01
EX-99.02
EX-99.03

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION— Item 1: Financial Statements
CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per Common Share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenue	$19,919.0	$18,547.1	$39,292.4	$36,339.4
Cost of products sold	18,611.8	17,337.8	36,772.0	34,039.6

Gross margin	1,307.2	1,209.3	2,520.4	2,299.8

Selling, general and administrative expenses	796.7	699.1	1,612.3	1,391.6

Impairment charges and other	5.1	80.9	7.6	84.7

Special items – restructuring charges	14.4	105.1	23.5	112.6
– merger charges	7.5	10.2	15.3	27.1
– other	(0.9)	(12.2)	4.9	(4.7)

Operating earnings	484.4	326.2	856.8	688.5

Interest expense and other	33.9	16.7	65.6	54.1

Earnings before income taxes and discontinued operations	450.5	309.5	791.2	634.4

Provision for income taxes	146.5	100.3	252.6	202.9

Earnings from continuing operations	304.0	209.2	538.6	431.5

Earnings/(loss) from discontinued operations (net of tax $0.1 and $(6.5), respectively, for the three months ended 2005 and 2004 and $0.2 and $(3.5), respectively, for the six months ended December 31, 2005 and 2004)	—	4.8	(6.3)	(4.2)

Net earnings	$304.0	$214.0	$532.3	$427.3

Basic earnings per Common Share:

Continuing operations	$0.71	$0.48	$1.26	$1.00
Discontinued operations	—	0.01	(0.02)	(0.01)

Net basic earnings per Common Share	$0.71	$0.49	$1.24	$0.99

Diluted earnings per Common Share:

Continuing operations	$0.70	$0.48	$1.25	$0.99
Discontinued operations	—	0.01	(0.02)	(0.01)

Net diluted earnings per Common Share	$0.70	$0.49	$1.23	$0.98

Weighted average number of Common Shares outstanding:
Basic	425.5	432.1	425.9	431.7
Diluted	431.9	437.1	431.7	436.3

Cash dividends declared per Common Share	$0.06	$0.03	$0.12	$0.06
See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and equivalents	$2,223.9	$1,401.2
Short-term investments available for sale	419.0	99.8
Trade receivables, net	3,543.8	3,446.8
Current portion of net investment in sales-type leases	260.5	238.2
Inventories	7,276.7	7,376.1
Prepaid expenses and other	862.1	860.6
Assets held for sale from discontinued operations	26.6	36.0

Total current assets	14,612.6	13,458.7

Property and equipment, at cost	4,781.3	4,616.2
Accumulated depreciation and amortization	(2,291.3)	(2,148.2)

Property and equipment, net	2,490.0	2,468.0

Other assets:
Net investment in sales-type leases, less current portion	733.1	693.8
Goodwill and other intangibles, net	5,082.6	5,097.4
Other	311.9	341.3

Total assets	$23,230.2	$22,059.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$441.3	$307.9
Accounts payable	8,116.6	7,612.2
Other accrued liabilities	2,324.0	2,175.3
Liabilities from discontinued operations	8.8	9.6

Total current liabilities	10,890.7	10,105.0

Long-term obligations, less current portion and other short-term borrowings	2,568.3	2,319.9
Deferred income taxes and other liabilities	1,020.2	1,041.3

Shareholders’ equity:
Preferred Shares, without par value Authorized – 0.5 million shares, Issued — none	—	—
Common Shares, without par value Authorized – 755.0 million shares, Issued – 479.0 million shares and 476.5 million shares, respectively, at December 31, 2005 and June 30, 2005	2,912.2	2,765.5
Retained earnings	9,354.3	8,874.2
Common Shares in treasury, at cost, 57.1 million shares and 50.3 million shares, respectively, at December 31, 2005 and June 30, 2005	(3,491.6)	(3,043.6)
Other comprehensive (loss)/income	(23.9)	20.2
Other	—	(23.3)

Total shareholders’ equity	8,751.0	8,593.0

Total liabilities and shareholders’ equity	$23,230.2	$22,059.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$538.6	$431.5
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	201.3	192.3
Asset impairments	5.5	153.7
Equity compensation	138.7	4.9
Provision for bad debts	16.4	0.8
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in trade receivables	(114.7)	623.2
Decrease/(increase) in inventories	95.3	(705.4)
Increase in net investment in sales-type leases	(61.9)	(95.4)
Increase in accounts payable	504.2	795.3
Other accrued liabilities and operating items, net	61.5	119.7

Net cash provided by operating activities	1,384.9	1,520.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(72.5)	(273.2)
Proceeds from sale of property and equipment	7.6	4.1
Additions to property and equipment	(218.2)	(210.5)
Purchase of investment securities available for sale	(319.2)	—
Proceeds from sale of discontinued operations	0.2	39.5

Net cash used in investing activities	(602.1)	(440.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	6.0	(562.7)
Reduction of long-term obligations	(99.8)	(1,621.4)
Proceeds from long-term obligations, net of issuance costs	508.4	1,264.8
Proceeds from issuance of Common Shares	68.5	47.8
Tax benefits from exercises of stock options	20.9	—
Dividends on Common Shares	(51.2)	(25.9)
Purchase of treasury shares	(412.9)	—

Net cash provided by/(used in) financing activities	39.9	(897.4)

NET INCREASE IN CASH AND EQUIVALENTS	822.7	183.1

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,401.2	1,091.2

CASH AND EQUIVALENTS AT END OF PERIOD	$2,223.9	$1,274.3

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. The condensed consolidated financial statements of Cardinal Health, Inc. include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. (References to the “Company” in these condensed consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.) Certain reclassifications have been made to conform prior period amounts to the current presentation.
     Effective the first quarter of fiscal 2006, the Company reclassified its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico to discontinued operations. Prior period financial results were reclassified to conform to this change in presentation. See Note 12 for additional information.
     Effective the second quarter of fiscal 2005, the Company presented certain asset impairments and gains and losses from the sale of operating and corporate assets in “impairment charges and other” as a separate component of operating earnings on the Company’s consolidated statements of earnings. These asset impairment charges were included within the corporate segment’s results. Prior period financial results were reclassified to conform to this change in presentation. See Note 11 for additional information.
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
     The condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 6, 2005 (the “December 6, 2005 Form 8-K”). Without limiting the generality of the foregoing, Note 3 of the “Notes to Consolidated Financial Statements” from the December 6, 2005 Form 8-K is specifically incorporated into this Form 10-Q by reference.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. The Company adopted this Statement on July 1, 2005 (see Note 3 for the Company’s disclosure).

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of determining the impact of adopting this Interpretation.
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
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also requires disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). The option to use the “short-cut” method is available regardless of whether SFAS No. 123(R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of windfall tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123(R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123(R). This FSP became effective after November 10, 2005. The Company has elected the specified “short cut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation, and this election had no impact on the Company’s financial statements (see Note 3 for the Company’s disclosure).

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
     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004

Weighted-average Common Shares – basic	425.5	432.1	425.9	431.7
Effect of dilutive securities:
Employee stock options and unvested restricted shares and share units	6.4	5.0	5.8	4.6

Weighted-average Common Shares – diluted	431.9	437.1	431.7	436.3

     The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2005 and 2004 were 28.7 million and 29.4 million, respectively, and for the six months ended December 31, 2005 and 2004 were 27.6 million and 29.5 million, respectively.
3. EQUITY-BASED COMPENSATION
     The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Historically, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during the first and second quarters of fiscal 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant.
     During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of stock options granted after the Company adopted SFAS No. 123(R) were determined using a lattice valuation model and all options granted prior to adoption of SFAS No. 123(R) were valued using a Black-Scholes model.
     In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of employee options granted and utilizing a mix of restricted share and option awards. The Company also moved generally from three-year cliff vesting to installment vesting over four years for employee option awards and shortened the option term from ten to seven years.
     The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. The Company does not allocate the equity-based compensation to its reportable segments.

     In accordance with FSP No. FAS 123(R)-3 issued in November 2005, the Company elected the specified “short cut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation. This accounting policy election had no impact on the Company’s financial statements.
     The following table illustrates the impact of equity-based compensation on reported amounts:

	For Three Months Ended		For the Six Months Ended
	December 31, 2005 (1)		December 31, 2005 (1)
		Impact of		Impact of
		Equity-Based		Equity-Based
(in millions, except per share amounts)	As Reported	Compensation	As Reported	Compensation

Operating earnings (2) (3) (4) (5)	$484.4	$(55.8)	$856.8	$(138.7)
Earnings from continuing operations	$304.0	$(35.9)	$538.6	$(88.2)
Net earnings	$304.0	$(35.9)	$532.3	$(88.2)

Net basic earnings per Common Share	$0.71	$(0.08)	$1.24	$(0.21)
Net diluted earnings per Common Share	$0.70	$(0.08)	$1.23	$(0.20)

(1)	Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

(2)	The total equity-based compensation expense includes gross employee stock option expense of approximately $41.6 million and $85.1 million, respectively, during the three and six months ended December 31, 2005. The expense related to stock options represents the unvested portion of previously granted stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.

(3)	The total equity-based compensation expense includes gross stock appreciation rights (“SARs”) expense of approximately $5.1 million and $37.7 million, respectively, during the three and six months ended December 31, 2005. This expense primarily relates to the previously reported August 3, 2005 SAR grant to the Company’s Chairman and Chief Executive Officer, Robert D. Walter, that satisfied the Company’s original intent and understanding with respect to a 1999 option award that was in excess of the number of shares permitted to be granted to a single individual during any fiscal year under the relevant equity compensation plan. The significant impact during the first quarter of fiscal 2006 resulted from the vesting of the SARs upon issuance with an exercise price significantly below the then-current price of the Company’s Common Shares. In subsequent quarters, the fair value of the SARs will be remeasured until they are settled, and any increase in fair value will be recorded as equity-based compensation. Any decrease in the fair value of the SARs will only be recognized to the extent of the expense previously recorded.

(4)	The total equity-based compensation expense includes gross restricted share and restricted share unit expense of approximately $6.5 million and $10.8 million, respectively, during the three and six months ended December 31, 2005.

(5)	The total equity-based compensation expense also includes gross employee stock purchase plan expense of approximately $2.6 million and $5.1 million, respectively, during the three and six months ended December 31, 2005.

     The following summarizes all stock option transactions for the Company under the Plans from July 1, 2005 through December 31, 2005:

			Weighted Average
	Options	Weighted Average	Remaining	Aggregate
	Outstanding	Exercise Price	Contractual Life in	Intrinsic Value
	(in millions)	per Common Share	Years	(in millions)

Balance at June 30, 2005	47.6	$53.64
Granted	4.7	$58.22
Exercised	(1.7)	$35.55
Canceled	(2.4)	$59.32

Balance at December 31, 2005	48.2	$54.48	6.6	$436.9

Exercisable at December 31, 2005	22.5	$55.40	5.0	$227.8

     The weighted average fair value of options granted during the six months ended December 31, 2005 is $18.20.
     The fair values of the options granted to the Company’s employees during the first and second quarters of fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for stock options valued during the six months ended December 31, 2005:

As of December 31,
2005
Risk-free interest rate	3.3% - 4.6%
Expected life in years	5.6 - 7.0 years
Expected volatility	20.9% - 27.0%
Dividend yield	0.35% - 0.42%

Fair Value Disclosures — Prior to Adopting SFAS No. 123(R)
     Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. Therefore, except for costs related to restricted shares and share units, SARs and an insignificant number of amended options requiring a new measurement date, no compensation expense was recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and six months ended December 31, 2004:

	For the Three	For the Six
	Months Ended	Months Ended
(in millions, except per share amounts)	December 31, 2004

Net earnings, as reported	$214.0	$427.3
Equity-based compensation expense included in net earnings, net of related tax effects	1.8	3.1
Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(35.2)	(70.6)

Pro forma net earnings	$180.6	$359.8

Net basic earnings per Common Share:
As reported	$0.49	$0.99
Pro forma basic earnings per Common Share	$0.42	$0.83

Net diluted earnings per Common Share:
As reported	$0.49	$0.98
Pro forma diluted earnings per Common Share (2)	$0.42	$0.83

(1)	The total equity-based compensation expense included net employee stock purchase plan expense of $1.8 million and $3.6 million, respectively, for the three and six months ended December 31, 2004.

(2)	The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS No. 123.
4.	COMPREHENSIVE INCOME
     The following is a summary of the Company’s comprehensive income for the three and six months ended December 31, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004

Net earnings	$304.0	$214.0	$532.3	$427.3
Foreign currency translation adjustment	(38.3)	110.0	(56.4)	119.1
Net unrealized gain on derivative instruments	9.0	2.5	14.4	3.3
Net change in minimum pension liability	(2.1)	—	(2.1)	—

Total comprehensive income	$272.6	$326.5	$488.2	$549.7

5.	SPECIAL ITEMS
     The following is a summary of the special items for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in millions, except for Diluted EPS amounts)	2005	2004	2005	2004

Restructuring costs	$14.4	$105.1	$23.5	$112.6
Merger-related costs	7.5	10.2	15.3	27.1
Litigation settlements, net	(13.5)	(21.2)	(13.6)	(21.2)
Other	12.6	9.0	18.5	16.5

Total special items	21.0	103.1	43.7	135.0
Tax effect of special items (1)	(4.0)	(32.0)	(12.3)	(43.9)

Net earnings effect of special items	17.0	71.1	31.4	91.1

Net decrease on Diluted EPS	$0.04	$0.16	$0.07	$0.21

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.
Restructuring Costs
     The following table segregates the Company’s restructuring costs into the various reportable segments impacted by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in millions)	2005	2004	2005	2004

Restructuring costs:
Global restructuring program:
Pharmaceutical Distribution and Provider Services	$0.2	$3.2	$1.0	$3.4
Medical Products and Services	2.3	18.8	4.3	19.4
Pharmaceutical Technologies and Services	1.2	71.6	2.8	73.0
Clinical Technologies and Services	—	0.7	—	0.7
Other	7.3	8.2	11.4	8.5
Other restructuring programs:
Pharmaceutical Distribution and Provider Services	0.3	—	0.3	—
Medical Products and Services	(0.5)	2.1	(0.5)	2.8
Pharmaceutical Technologies and Services	4.0	—	4.6	4.0
Clinical Technologies and Services	—	0.4	—	0.4
Other	(0.4)	0.1	(0.4)	0.4

Total restructuring costs	$14.4	$105.1	$23.5	$112.6

     Global Restructuring Program. As previously reported, during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with a goal of increasing the value that the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases and substantially completed by the end of fiscal 2008.

     The first phase of the program, announced in December 2004 (“Phase I”), focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005 (“Phase II”), focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations.
     The following tables summarize the significant costs recorded within special items for the three and six months ended December 31, 2005 and December 31, 2004, respectively, in connection with Phase I and Phase II and the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date.

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

(in millions)	2005	2004	2005	2004

Global restructuring program costs:
Pharmaceutical Distribution and Provider Services
Employee-related costs (1)	$—	$1.2	$0.1	$1.2
Facility exit and other costs (2)	0.1	2.0	0.8	2.2
Asset impairments (3)	0.1	—	0.1	—

Total Pharmaceutical Distribution and Provider Services	0.2	3.2	1.0	3.4
Medical Products and Services
Employee-related costs (1)	0.5	16.2	0.8	16.8
Facility exit and other costs (2)	1.8	2.6	3.5	2.6

Total Medical Products and Services	2.3	18.8	4.3	19.4
Pharmaceutical Technologies and Services
Employee-related costs (1)	1.0	3.8	2.3	5.2
Facility exit and other costs (2)	0.2	0.3	0.5	0.3
Asset impairments (3)	—	67.5	—	67.5

Total Pharmaceutical Technologies and Services	1.2	71.6	2.8	73.0
Clinical Technologies and Services
Employee-related costs (1)	—	0.7	—	0.7

Total Clinical Technologies and Services	—	0.7	—	0.7
Other
Employee-related costs (1)	3.0	—	4.4	—
Facility exit and other costs (2)	4.3	8.2	7.0	8.5

Total Other	7.3	8.2	11.4	8.5

Total global restructuring program costs	$11.0	$102.5	$19.5	$105.0

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

(3)	Asset impairments were recognized to record the related assets at net realizable value.

	Expected/Actual	Headcount Reduction
	Fiscal Year of		As of
	Completion	Expected (1)	December 31, 2005

Global restructuring programs:
Pharmaceutical Distribution and Provider Services	2006	75	75
Medical Products and Services	2008	2,724	472
Pharmaceutical Technologies and Services	2007	947	509
Clinical Technologies and Services	2005	15	15
Other	2009	1,842	8

Total global restructuring programs		5,603	1,079

(1)	Represents projects that have been initiated as of December 31, 2005.
     The Company incurred costs of $11.0 million and $19.5 million during the three and six months ended December 31, 2005, respectively, as compared to $102.5 million and $105.0 million during the three and six months ended December 31, 2004, respectively, related to projects associated with Phase I and Phase II of the global restructuring program.
     The costs incurred within the Pharmaceutical Distribution and Provider Services segment for the three and six months ended December 31, 2005, primarily related to the closing of multiple Company-owned pharmacies within Medicine Shoppe International, Inc. and consolidation of distribution sites. The costs incurred within this segment for the three and six months ended December 31, 2004 primarily related to the outsourcing of information technology functions, closing of multiple Company-owned pharmacies within Medicine Shoppe International, Inc. and consolidation of distribution sites.
     The costs incurred within the Medical Products and Services segment during the three and six months ended December 31, 2005, respectively, primarily related to improvements within the manufacturing business through consolidation of production from higher cost facilities to lower cost facilities or outsourcing. The costs incurred within this segment during the three and six months ended December 31, 2004, respectively, primarily related to improvements within the manufacturing business through consolidation or outsourcing of production from higher cost facilities to lower cost facilities, centralizing management functions within the distribution business and transitioning to a customer needs-based sales representative model in the ambulatory care business.
     The costs incurred within the Pharmaceutical Technologies and Services segment for the three and six months ended December 31, 2005, respectively, primarily related to planned reductions of headcount within existing operations and consolidation of overlapping operations. The costs incurred within this segment for the three and six months ended December 31, 2004, respectively, primarily related to planned reductions of headcount, consolidation of overlapping operations and plans to sell portions of existing operations.
     Of the $67.5 million in asset impairments incurred within the Pharmaceutical Technologies and Services segment for the three and six months ended December 31, 2004, the Company incurred costs of approximately $67.2 million during the three months ended December 31, 2004 to sell two facilities and transfer business from a third facility within this segment. The Company is transferring portions of each of the businesses to be sold to other existing Company facilities and is selling the remaining portions. The Company completed the sale of one of the facilities in fiscal 2005 and expects to complete the sale of the remaining facility in fiscal 2006. The carrying amount of the asset groups to be sold was $64.6 million, which included $15.4 million of goodwill allocated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met during the three months ended December 31, 2004, the carrying value of the asset groups being sold was adjusted to $22.0 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $42.6 million associated with the two businesses during the three months ended December 31, 2004. The Company also committed to a plan to transfer production from one of its Pharmaceutical Technologies and Services facilities to another existing Company facility during the three months ended December 31, 2004. Production is expected to continue at the original facility through fiscal 2007. The Company recorded an asset impairment of $24.6 million during the three months ended December 31, 2004 based on an analysis of discounted cash flows in accordance with SFAS No. 144.

     The costs incurred within the Clinical Technologies and Services segment during the three months ended December 31, 2004 related to a planned reduction of headcount within existing operations and consolidation of overlapping functions.
     The costs categorized as “Other” incurred for projects that impacted multiple segments during the three and six months ended December 31, 2005, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations. The costs categorized as “Other” incurred for projects that impacted multiple segments during the three and six months ended December 31, 2004, respectively, primarily related to design and implementation of the Company’s overall restructuring plan and restructuring the Company’s delivery of information technology infrastructure services.
     Other Restructuring Programs. Separate from the global restructuring program discussed above, the Company incurred costs to restructure operations within the segments described in the restructuring costs table above. The total costs across these segments were $3.4 million and $4.0 million, respectively, during the three and six months ended December 31, 2005 and $2.6 million and $7.6 million, respectively, during the three and six months ended December 31, 2004. The restructuring plans within these segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally and aligning operations into a strategic and cost-efficient structure. In connection with implementing these restructuring plans, the Company incurred costs that included employee-related costs, the majority of which represent severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists, and exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The Company also incurred costs to restructure the delivery of information technology infrastructure services during the three and six months ended December 31, 2005, and for the comparable periods in 2004.
     With respect to other restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date:

	Expected Fiscal	Headcount Reduction
	Year of		As of
	Completion	Expected (1)	December 31, 2005

Other restructuring program:
Pharmaceutical Distribution and Provider Services	2007	89	43
Medical Products and Services	2007	2,305	2,185
Pharmaceutical Technologies and Services	2007	1,100	1,063

Total other restructuring program		3,494	3,291
1
(1) Represents projects that have been initiated as of December 31, 2005.
Merger-Related Costs
     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and six months ended December 31, 2005 were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as “Alaris”) and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as “Syncor”). The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in millions)	2005	2004	2005	2004

Merger-related costs:
Employee-related costs	$1.8	$4.4	$5.6	$9.0
Asset impairments and other exit costs	0.9	0.2	1.0	0.6
Debt issuance cost write-off	—	0.1	—	8.8
Integration costs and other	4.8	5.5	8.7	8.7

Total merger-related costs	$7.5	$10.2	$15.3	$27.1

     Employee-Related Costs. During the three and six months ended December 31, 2005, the Company incurred employee-related costs of $1.8 million and $5.6 million, respectively, as compared to $4.4 million and $9.0 million, respectively, during the comparable prior year periods. The costs incurred in all periods presented consisted primarily of severance and retention bonuses accrued over the service period as a result of the Alaris acquisition. In addition, the costs incurred in the six months ended December 31, 2005 and 2004 included severance and retention bonuses accrued over the service period as a result of the Syncor acquisition.
     Debt Issuance Cost Write-off. During the three and six months ended December 31, 2004, the Company incurred charges of $0.1 million and $8.8 million, respectively, related to the write-off of debt issuance costs and other debt tender offer costs related to the Company’s decision to retire certain Alaris debt instruments that carried higher interest rates than the Company’s cost of debt. As a result, the Company retired such debt instruments in advance of their original maturity dates.
     Integration Costs and Other. The Company incurred integration and other costs during the three and six months ended December 31, 2005 of $4.8 million and $8.7 million, respectively, as compared to $5.5 million and $8.7 million, respectively, during the comparable prior year periods. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company’s operations and systems into the Company’s pre-existing operations and systems. These costs include the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.
Litigation Settlements, Net
     The following table summarizes the Company’s net litigation settlements during the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in millions)	2005	2004	2005	2004

Litigation settlements, net:
Vitamin litigation	$—	$(0.6)	$—	$(0.6)
Pharmaceutical manufacturer antitrust litigation	(13.5)	(20.6)	(13.6)	(20.6)

Total litigation settlements, net	$(13.5)	$(21.2)	$(13.6)	$(21.2)

     Vitamin Litigation. During the three and six months ended December 31, 2004 the Company recorded income of $0.6 million resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through December 31, 2004 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). There have been no recoveries since December 31, 2004, and the Company has settled all known claims, and the total amount of any future recovery is not likely to be material.
     Pharmaceutical Manufacturer Antitrust Litigation. During the three and six months ended December 31, 2005, the Company recorded income of $13.5 million and $13.6 million, respectively, as compared to income of $20.6 million in the comparable periods ending December 31, 2004 related to settlement of pharmaceutical manufacturer antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims against certain prescription drug manufacturers through December 31, 2005 was $111.2 million (net of attorney fees, payments due to other interested parties and expenses withheld).
Other
     During the three and six months ended December 31, 2005 the Company incurred costs totaling $12.6 million and $18.5 million, respectively. These costs primarily relate to settlement reserves and document preservation and production costs incurred in connection with the Securities and Exchange Commission (“SEC”) investigation and the Audit Committee internal review and related matters. As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has now reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the

Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 8.
     During the three and six months ended December 31, 2004, the Company incurred costs totaling $9.0 million and $16.5 million, respectively. These costs relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters.
Special Items Accrual Rollforward
     The following table summarizes activity related to the liabilities associated with the Company’s special items during the six months ended December 31, 2005:

Six Months Ended
(in millions)	December 31, 2005

Balance at June 30, 2005	$86.3
Additions (1)	57.3
Payments	(53.6)

Balance at December 31, 2005	$90.0

(1)	Amount represents items that have been either expensed as incurred or accrued according to GAAP. These amounts do not include gross litigation settlement income of $13.6 million recorded as a special item during the six months ended December 31, 2005.
Purchase Accounting Accruals
     In connection with restructuring and integration plans related to the acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in this Form 10-Q as “Intercare”), the Company accrued as part of its acquisition adjustments a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to the closing of certain facilities. As of December 31, 2005, the Company had paid $3.0 million of employee-related costs. During fiscal 2005, the Company reversed a $1.5 million accrual against goodwill as it was no longer necessary. No payments have been made associated with the facility closures.
     In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of December 31, 2005, the Company had paid $13.9 million of employee related costs, $6.2 million associated with the facility closures and $1.1 million of other restructuring costs.
Summary of Estimated Future Costs
     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.
     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $175 million (approximately $114 million net of tax). These estimated costs are primarily associated with the Company’s previously-announced global restructuring program and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM OBLIGATIONS
     On November 18, 2005, the Company entered into a new $1 billion revolving credit agreement, which replaced two $750 million revolving credit agreements. The new facility expires on November 18, 2010. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. This facility exists largely to support general corporate purposes.
     On December 15, 2005, the Company issued $500 million of 5.85% Notes due 2017. The proceeds of the debt issuance are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, investments, repayment of indebtedness and repurchases of equity securities.
     For additional information regarding long-term obligations and other short-term obligations, see Note 6 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K.
7.	SEGMENT INFORMATION
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
     In addition, during the first quarter of fiscal 2006, the Company transferred certain businesses and administrative support functions to better align business operations. Prior period financial results have not been adjusted because each of these transfers was not significant within its segment and did not have a material impact on its segment’s growth rates.
     The Pharmaceutical Distribution and Provider Services segment distributes pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. This segment operates a distribution network within the United Kingdom offering a specialized range of branded and generic pharmaceutical products. This segment provides distribution and other services to certain pharmaceutical manufacturers. The segment also provides support services complementing its distribution activities. In addition, this segment franchises and operates apothecary-style retail pharmacies.
     The Medical Products and Services segment manufactures medical and surgical products and distributes these self-manufactured products, as well as medical, surgical and laboratory products manufactured by other suppliers, to hospitals, physician offices, surgery centers and other health care providers. In addition, the segment distributes oncology, therapeutic plasma and other specialty pharmaceutical and biotechnology products to hospitals, clinics and other providers.
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

     The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, equity-based compensation, special items, impairment charges, and investment spending are not allocated to the segments. See Notes 3 and 5 above for further discussion of the Company’s equity-based compensation and special items and Note 11 below for a discussion of impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following tables include revenue and operating earnings for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004

Revenue:
Pharmaceutical Distribution and Provider Services	$16,201.5	$15,058.5	$31,969.3	$29,460.4
Medical Products and Services	2,595.2	2,426.8	5,156.2	4,819.9
Pharmaceutical Technologies and Services (1)	759.8	752.4	1,473.1	1,454.2
Clinical Technologies and Services	602.8	546.6	1,179.2	1,070.9
Corporate (2)	(240.3)	(237.2)	(485.4)	(466.0)

Total revenue	$19,919.0	$18,547.1	$39,292.4	$36,339.4

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004

Operating earnings: (3)
Pharmaceutical Distribution and Provider Services (4)	$240.1	$207.1	$439.5	$366.4
Medical Products and Services	152.9	154.2	303.8	279.0
Pharmaceutical Technologies and Services (1)	78.7	82.8	123.8	160.9
Clinical Technologies and Services	94.1	70.3	172.3	111.9
Corporate (5)	(81.4)	(188.2)	(182.6)	(229.7)

Total operating earnings	$484.4	$326.2	$856.8	$688.5

     The following table includes total assets at December 31, 2005 and June 30, 2005 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

(in millions)	At December 31, 2005	At June 30, 2005

Assets:
Pharmaceutical Distribution and Provider Services	$8,986.0	$9,112.3
Medical Products and Services	4,360.3	4,144.1
Pharmaceutical Technologies and Services	4,339.9	4,344.6
Clinical Technologies and Services	3,995.4	3,868.1
Corporate (6)	1,548.6	590.1

Total assets	$23,230.2	$22,059.2

(1)	The Pharmaceutical Technologies and Services segment amounts were adjusted to reflect the classification of its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as discontinued operations. Prior period amounts were adjusted to reflect this change in classification. See Note 12 below for additional information regarding discontinued operations.

(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

(3)	During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change in methodology.

(4)	During the first quarter of fiscal 2006, the Company’s Pharmaceutical Distribution and Provider Services segment discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors of which a portion related to fiscal 2005, 2004 and 2003. During the second quarter of fiscal 2006, the Company reduced the charge by $3.5 million based on additional analysis performed and the results of ongoing settlement discussions with vendors who were impacted.

(5)	Corporate operating earnings include special items of $21.0 million and $103.1 million, respectively, for the three months ended December 31, 2005 and 2004, and $43.7 million and $135.0 million, respectively, for the six months ended December 31, 2005 and 2004. See Note 5 for further discussion of the Company’s special items. In addition, corporate operating earnings include equity-based compensation of $55.8 million and $138.7 million, respectively, for the three and six months ended December 31, 2005 and $2.8 million and $4.9 million, respectively, for the comparable prior year periods. The year-over-year increase in equity-based compensation is primarily a result of the Company implementing SFAS No. 123(R) applying the modified prospective method and the impact of SARs granted during the first quarter of fiscal 2006. The equity-based compensation expense recognized during the first and second quarters of fiscal 2005 represents the amortization of restricted share and restricted share unit awards. See Note 3 for further discussion of the Company’s equity-based compensation. Corporate operating earnings also include $5.1 million and $7.6 million, respectively, of operating asset impairments and gains and losses from the sale of operating and corporate assets for the three and six months ended December 31, 2005 and $80.9 million and $84.7 million, respectively, during the three and six months ended December 31, 2004. Unallocated corporate administrative expenses and investment spending are also included in corporate operating earnings.

(6)	The corporate assets primarily include cash and cash equivalents, short-term investments available for sale, corporate net property and equipment and unallocated deferred taxes.
8. COMMITMENTS AND CONTINGENT LIABILITIES
Derivative Actions
     As previously disclosed, on November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the Company filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The Company filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the Company improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The Company filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On April 14, 2005, the Court stayed the action for an indeterminate period pending certain decisions in certain of the Shareholder/ERISA litigation matters discussed below. The defendants intend to vigorously defend this action. The Company currently does not believe that this lawsuit will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
     As previously disclosed, since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of its officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. Furthermore, by agreement of the parties, the Cardinal Health Franklin County derivative actions are being held in abeyance with the understanding of the parties and the Court. None of the defendants has responded to the complaints yet, nor has the Company.
     On December 6, 2005, a complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of its current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Vernon Bean v. John F. Havens, et al., No. 05CVH-12-13644. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s stock option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of stock options, equitable relief against the individual defendants and an award of attorney’s fees. None of the defendants has responded to the complaints yet, nor has the Company.
Shareholder/ERISA Litigation Against Cardinal Health
     As previously disclosed, since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. in 2001 and Syncor in 2003. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended complaint.
     As previously disclosed, since July 2, 2004, 15 purported class action complaints (collectively referred to as the “Cardinal Health ERISA actions”) have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “401(k) Plan”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828) and Gint Baukus v. Cardinal Health, Inc., et al. (05 C2 101). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On August 22, 2005, the Company and certain defendants filed a Motion to Dismiss the consolidated amended ERISA complaint. On December 1, 2005, the lead plaintiff filed a Motion for Class Certification. The parties have agreed to leave the Motion for Class Certification pending while the Court considers the Motion to Dismiss.
     With respect to the proceedings described under the headings “Derivative Actions” and “Shareholder/ ERISA Litigation Against Cardinal Health,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies in effect at the time the actions were filed. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
Shareholder/ERISA Litigation Against Syncor
     As previously disclosed, eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int’l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int’l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int’l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int’l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int’l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int’l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int’l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int’l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int’l Corp., et al., CV 02-9621 CAS (CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int’l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int’l Corp., et al., CV 03-52 LGB (RCx) (C.D. Cal.). The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. A lead plaintiff has been appointed by the Court in the Syncor federal securities actions, and a consolidated amended complaint was filed May 19, 2003, naming Syncor and 12 individuals, all former Syncor officers, directors and/or employees, as defendants. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the consolidated amended complaint on August 1, 2003, and on December 12, 2003, the Court granted the Motion to Dismiss without prejudice. A second amended consolidated class action complaint was filed on January 28, 2004, naming Syncor and 14 individuals, all former Syncor officers, directors and/or employees, as defendants. Syncor filed a Motion to Dismiss the second amended consolidated class action complaint on March 4, 2004. On July 6, 2004, the Court granted Defendants’ Motion to Dismiss without prejudice as to defendants Syncor, Monty Fu, Robert Funari and Haig Bagerdjian. As to the other individual defendants, the Motion to Dismiss was granted with prejudice. On September 14, 2004, the lead plaintiff filed a Motion for Clarification of the Court’s July 6, 2004 dismissal order. The court clarified its July 6, 2004 dismissal order on November 29, 2004 and the lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has appealed this decision. Both parties have filed their appellate briefs and are awaiting further action from the Appellate Court.
     As previously disclosed, a purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et

al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part Defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case.
     The Company currently does not believe that the impact of the proceedings described under the heading “Shareholder/ERISA Litigation Against Syncor” will have a material adverse effect on the Company’s financial position, liquidity or results of operations. The Company currently believes that a portion of any liability will be covered by insurance policies that the Company and Syncor have with financially viable insurance companies, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.
DuPont Litigation
     As previously disclosed, on September 11, 2003, E.I. Du Pont De Nemours and Company (“DuPont”) filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleges various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company’s Medical Products and Services segment. DuPont’s claims generally fall into the categories of breach of contract, false advertising and patent infringement. On September 12, 2005, the Court granted summary judgment in favor of the Company on all of DuPont’s patent infringement claims. On October 14, 2005, the magistrate judge assigned to this case recommended that summary judgment be granted in favor of the Company on DuPont’s federal false advertising claims and that DuPont’s remaining breach of contract claims be dismissed for lack of jurisdiction. On November 7, 2005, the Court granted summary judgment in favor of the Company on DuPont’s federal false advertising claims and dismissed all of Dupont’s remaining claims for lack of jurisdiction.
     As previously disclosed, on October 17, 2005, DuPont filed a lawsuit against the Company in the Circuit Court for Davidson County, Tennessee. E.I. DuPont De Nemours and Company v. Cardinal Health 200, Inc., No. 05C3191. This lawsuit essentially repeats the breach of contract claims from DuPont’s earlier federal lawsuit. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. The Company currently does not believe that the impact of this lawsuit, if any, will have a material adverse effect on the Company’s financial position, liquidity or results of operations.
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
     On May 6, 2004, the Company was notified that the pending SEC informal inquiry had been converted into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” The Company learned that the U.S. Attorney’s Office for the Southern District of New York had also commenced an inquiry that the Company understands relates to this same subject. On October 12, 2004, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers of the Company. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas that the Company had previously received from the SEC.

     In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on the Company’s quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as amended by the Form 10-K/A filed on November 8, 2005 (the “2004 Form 10-K”), the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”) and the December 6, 2005
Form 8-K.
     Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, and, in January 2005, took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. In connection with the determinations made by the Audit Committee, the Company’s former controller resigned effective February 15, 2005. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board as discussed below. The Audit Committee internal review is substantially complete.
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
     As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has now reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
     The SEC investigation, the U.S. Attorney inquiry and the Audit Committee internal review remain ongoing, although the Audit Committee internal review is substantially complete. Although the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation, the U.S. Attorney inquiry or the Audit Committee internal review. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

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
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for the six months ended December 31, 2005 were as follows:

	Pharmaceutical	Medical
	Distribution and	Products	Pharmaceutical	Clinical
	and Provider	and	Technologies	Technologies
(in millions)	Services	Services	and Services	and Services	Total

Balance at June 30, 2005	$179.4	$673.5	$1,902.4	$1,754.1	$4,509.4
Goodwill acquired — net of purchase price adjustments, foreign currency translation adjustments and other (1)	(11.3)	35.1	(13.7)	(0.7)	9.4

Balance at December 31, 2005	$168.1	$708.6	$1,888.7	$1,753.4	$4,518.8

(1)	The increase within the Medical Products and Services segment primarily relates to the acquisition of the remaining minority interest of a Canadian distribution business resulting in a goodwill allocation of $38.5 million. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.
     The allocation of the purchase price related to the acquisition within the Medical Products and Services segment and certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.
     Intangible assets with definite lives are being amortized using the straight-line method over periods that range from one to forty years. The detail of other intangible assets by class as of June 30 and December 31, 2005 was as follows:

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

June 30, 2005
Unamortized intangibles:
Trademarks and patents	$184.6	$0.4	$184.2

Total unamortized intangibles	$184.6	$0.4	$184.2

Amortized intangibles:
Trademarks and patents	$152.7	$24.3	$128.4
Non-compete agreements	9.2	4.0	5.2
Customer relationships	234.9	35.2	199.7
Other	98.7	28.2	70.5

Total amortized intangibles	$495.5	$91.7	$403.8

Total intangibles	$680.1	$92.1	$588.0

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

December 31, 2005
Unamortized intangibles:
Trademarks and patents	$184.6	$0.4	$184.2

Total unamortized intangibles	$184.6	$0.4	$184.2

Amortized intangibles:
Trademarks and patents	$163.6	$32.0	$131.6
Non-compete agreements	8.7	5.1	3.6
Customer relationships	232.4	49.5	182.9
Other	92.0	30.5	61.5

Total amortized intangibles	$496.7	$117.1	$379.6

Total intangibles	$681.3	$117.5	$563.8

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and six months ended December 31, 2005 was $14.2 million and $28.3 million, respectively, and $12.7 million and $25.0 million, respectively, during the comparable prior year periods.
     Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2006	2007	2008	2009	2010

Amortization expense	$56.8	$53.5	$47.3	$44.9	$43.9
10. GUARANTEES
     The Company has contingent commitments related to certain lease agreements. These leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these leases, which range in length from five to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2005, the maximum amount the Company could be required to reimburse was $164.0 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has a liability of $3.6 million recorded as of December 31, 2005 related to these agreements. The Company’s maximum amount to be reimbursed decreased significantly during the second quarter of fiscal 2006 due to the Company’s decision to repurchase certain buildings and equipment of approximately $139.5 million which were previously under lease agreements.
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
     For the three and six months ended December 31, 2005, the Company incurred charges of $5.1 million and $7.6 million, respectively.
     For the three and six months ended December 31, 2004, the Company incurred charges of $80.9 million and $84.7 million, respectively. With respect to the more significant impairments recorded during the three months ended December 31, 2004, the Company incurred the following impairments:
•	Impairments of approximately $65.7 million within the Pharmaceutical Technologies and Services segment. The impairments related primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a result of strategic business decisions during the second quarter of fiscal 2005.

•	Impairments of approximately $8.3 million related to operating lease agreements for certain real estate and equipment used in the operations of the Company.

•	Impairment of $5.2 million on an aircraft within its corporate entity, which was repurchased from an operating lease. The aircraft met all criteria to be classified as held for sale during the second quarter of fiscal 2005. The impairment recognized reduced the cost of the aircraft to its fair market value based upon quoted market prices of similar assets. The Company subsequently sold the aircraft during the third quarter of fiscal 2005 and no significant gain or loss was recognized.
12. DISCONTINUED OPERATIONS
     As previously announced, during the fourth quarter of fiscal 2005, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” In accordance with SFAS No. 144, the net assets and results of operations of Humacao are presented as discontinued operations. The net assets at December 31, 2005 and June 30, 2005 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.
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
     During the three months ended December 31, 2004, the Company recorded a gain of approximately $18.7 million related to the sale of the Radiation Management Services business within the Company’s Pharmaceutical Technologies and Services segment. This business unit was not previously classified as discontinued operations because it did not qualify in accordance with SFAS No. 144 until the second quarter of fiscal 2005. The assets and liabilities and the results of operations related to the business were not classified as discontinued operations as the amounts were not significant.

     The results of discontinued operations for the three and six months ended December 31, 2005 and 2004 are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004
Revenue	$9.0	$8.4	$13.2	$15.0
Gain from sale of business unit	—	18.7	—	18.7

Earnings/(loss) before income taxes	(0.1)	11.3	(6.5)	(0.7)
Income tax benefit/(expense)	0.1	(6.5)	0.2	(3.5)

Earnings/(loss) from discontinued operations	$—	$4.8	$(6.3)	$(4.2)

     At December 31, 2005 and June 30, 2005, the major components of assets and liabilities of the discontinued operations were as follows:

	December 31,	June 30,
(in millions)	2005	2005
Current assets	$14.6	$20.0
Property and equipment, net	12.0	16.0

Total assets	$26.6	$36.0

Current liabilities	$8.8	$9.6

Total liabilities	$8.8	$9.6

     Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately.
13. OFF-BALANCE SHEET TRANSACTIONS
     Cardinal Health Funding (“CHF”) was organized for the sole purpose of buying receivables and selling those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, accordingly, is not included in the Company’s consolidated financial statements.
     At December 31, 2005, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the three and six months ended December 31, 2005, the Company did not have activity under its committed receivables sales facility program. At December 31, 2005, the Company had $550 million of receivable sales outstanding. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company provided a secured interest in the existing receivables of $263.3 million at December 31, 2005, as required under this program.
     For additional information regarding off-balance sheet arrangements, see Note 10 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K.

14. EMPLOYEE RETIREMENT BENEFIT PLANS
     Components of the Company’s net periodic benefit costs for the three and six months ended December 31, 2005 and 2004, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$0.4	$0.4	$0.8	$0.7
Interest cost	2.7	2.6	5.4	5.1
Expected return on plan assets	(2.1)	(1.8)	(4.1)	(3.5)
Net amortization and other (1)	0.7	0.6	1.4	1.2

Net periodic benefit costs	$1.7	$1.8	$3.5	$3.5

(1)	Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.
     The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of December 31, 2005 and June 30, 2005, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2005 and 2004. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s December 6, 2005 Form 8-K.
     Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2005 Form 10-K (including in the section entitled “Risk Factors That May Affect Future Results” under “Item 1: Business,” as updated by Part II, Item 1A of this Form 10-Q) and are incorporated in this Form 10-Q by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     The following summarizes the Company’s results of operations for the three and six months ended December 31, 2005 and 2004:

		Three Months Ended			Six Months Ended
(in millions, except per Common Share	December 31,			December 31,
amounts)	Growth (1)	2005	2004	Growth (1)	2005	2004

Revenue	7%	$19,919.0	$18,547.1	8%	$39,292.4	$36,339.4
Operating earnings	48%	$484.4	$326.2	24%	$856.8	$688.5
Earnings from continuing operations	45%	$304.0	$209.2	25%	$538.6	$431.5
Net earnings	42%	$304.0	$214.0	25%	$532.3	$427.3
Net diluted earnings per Common Share	43%	$0.70	$0.49	26%	$1.23	$0.98

(1)	Growth is calculated as the change for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004.
     The results of operations during the three and six months ended December 31, 2005 reflect the increasing demand for the Company’s diverse portfolio of products and services, which led to revenue growth in each of the Company’s four segments. The Company continues to experience strong demand from health care providers for the Company to provide integrated solutions. These integrated solutions include products and services from multiple lines of businesses within the Company, and currently represent approximately $9 billion of annualized sales.
     The Company has four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Company’s reportable segments.
Future Organizational Changes
     During the first quarter of fiscal 2006, the Company announced expected future organizational changes that will combine its pharmaceutical distribution, medical products distribution and nuclear pharmacy services businesses into a single operating unit focused on addressing customer needs for greater information, efficiency and innovation in their supply chains. As a result of these expected changes, the Company plans to report future results in the following four reportable segments beginning in fiscal 2007: Supply Chain Services; Medical Products Manufacturing; Pharmaceutical Technologies and Services; and Clinical Technologies and Services.

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense
     During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.
     In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of options granted and utilizing a mix of restricted share and option awards. The Company also moved generally from three-year cliff vesting to installment vesting over four years for employee option awards and shortened the option term from ten to seven years.
     Total Company operating earnings for the three and six months ended December 31, 2005 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R) and the impact of SARs granted during the three months ended September 30, 2005. The Company recorded $55.8 million and $138.7 million, respectively, for equity-based compensation during the three and six months ended December 31, 2005 compared to $2.8 million and $4.9 million, respectively, in the comparable prior year periods. The Company expects that equity compensation expense for fiscal 2006 will be approximately $220 million to $230 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Shares may impact this estimate. Beyond the current fiscal year, the Company expects the equity-based compensation expense to decline year-over-year due in part to the significant changes made to the Company’s equity compensation program, including a reduction in the overall number of employee options granted. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information.
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
     The Company expects the global restructuring program to be implemented in two phases. The first phase of the program, which was announced in December 2004 (“Phase I”), focuses on business consolidations and process improvements, including rationalizing the Company’s facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, which was announced in August 2005 (“Phase II”), focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments, and continue to streamline internal operations. See Note 5 of “Notes to Condensed Consolidated Financial Statements” for discussion of the restructuring costs incurred by the Company during the three and six months ended December 31, 2005 related to both phases of the global restructuring program.
Government Investigations and Board Committee Internal Reviews
     The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company’s Audit Committee also is conducting its own internal review, assisted by independent counsel. The Audit Committee internal review is ongoing, but is substantially complete.
     As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has now reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the

Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters see Note 8 of “Notes to Condensed Consolidated Financial Statements.”
Results of Operations
Revenue

	Three Months Ended			Six Months Ended
	December 31,			December 31,
		Percent of Company			Percent of Company
		Revenue			Revenue
	Growth (1)	2005	2004	Growth (1)	2005	2004

Pharmaceutical Distribution and Provider Services	8%	80%	80%	9%	80%	80%
Medical Products and Services	7%	13%	13%	7%	13%	13%
Pharmaceutical Technologies and Services	1%	4%	4%	1%	4%	4%
Clinical Technologies and Services	10%	3%	3%	10%	3%	3%

Total Company	7%	100%	100%	8%	100%	100%

(1)	Growth is calculated as the change in revenue for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004.
     Total Company. Revenue for the three and six months ended December 31, 2005 increased 7% and 8%, respectively, compared to the same period in the prior year. These increases resulted from the following:
•	a higher sales volume across each of the Company’s segments;

•	revenue growth from existing customers;

•	the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company’s diverse offerings; and

•	the addition of new products.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s revenue growth of 8% and 9%, respectively, during the three and six months ended December 31, 2005 resulted from strong sales to retail chain customers. The most significant growth was in “Bulk Revenue” (defined below), which increased approximately 23% during the three and six months ended December 31, 2005. See the Bulk Revenue discussion below. In addition, annualized pharmaceutical price increases of approximately 3.6% and 4.0%, respectively, during the three and six months ended December 31, 2005 contributed to the growth in this segment.
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
     Bulk Revenue for the three months ended December 31, 2005 and 2004 was $7.1 billion and $5.8 billion, respectively, and for the six months ended December 31, 2005 and 2004 was $13.9 billion and $11.3 billion, respectively. The increase in Bulk Revenue primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers deciding to purchase from the Company rather than directly from the manufacturer.

     Medical Products and Services. The Medical Products and Services segment’s revenue growth of 7% during the three and six months ended December 31, 2005 resulted primarily from the following:
•	revenue growth within the segment’s manufactured gloves and respiratory products primarily due to new customer accounts;

•	revenue growth of 4% during the three and six months ended December 31, 2005 within the segment’s distribution business primarily due to new customer accounts and increased volume from existing customers;

•	international revenue growth, primarily in Canada; and

•	increased revenue of 17% and 13%, respectively, during the three and six months ended December 31, 2005 within the Specialty Distribution business.
     As previously disclosed, the Specialty Distribution business’ largest customer notified the Company that they will begin self distribution on January 1, 2006 which will significantly impact revenue and operating earnings for this business during the second half of fiscal 2006. This customer represented approximately $1.5 billion or 16% of this segment’s fiscal 2005 revenue.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s revenue growth of 1% during the three and six months ended December 31, 2005 resulted primarily from increased prices and volume on certain sterile products as well as increased demand for the Company’s controlled release and Zydis formulations. In addition, during the three months ended December 31, 2005, the Biotechnology and Sterile Life Sciences business received a payment of approximately $14.0 million from an ongoing customer for commitments through the current quarter and for the cancellation of a future commitment. The segment’s growth was adversely affected by competitive pressures within the Nuclear Pharmacy Services business and the loss of customers within contract sales services.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s revenue growth of 10% during the three and six months ended December 31, 2005 resulted primarily from revenue growth within the Pyxis products and Alaris products businesses. Pyxis products revenue increased approximately 13% and 18%, respectively, during the three and six months ended December 31, 2005 due to improvements within the sales and installation cycle and increased demand for the Medstation 3000 product. Revenue increased approximately 14% during the three and six months ended December 31, 2005 within the Alaris products business due to continued demand for its core products and the introduction of new products into the market. These strong revenue increases were tempered by revenue growth of 8% and 6%, respectively, during the three and six months ended December 31, 2005 within the Clinical Services and Consulting business.
Operating Earnings

	Three Months Ended			Six Months Ended
	December 31,			December 31,
		Percent of Company			Percent of Company
		Operating Earnings			Operating Earnings
	Growth (1)	2005	2004	Growth (1)	2005	2004

Pharmaceutical Distribution and Provider Services (2)	16%	42%	40%	20%	42%	40%
Medical Products and Services (2)	(1)%	27%	30%	9%	29%	30%
Pharmaceutical Technologies and Services (2)	(5)%	14%	16%	(23)%	12%	18%
Clinical Technologies and Services (2)	34%	17%	14%	54%	17%	12%

Total Company (2) (3)	48%	100%	100%	24%	100%	100%

(1)	Growth is calculated as the change in operating earnings for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004.

(2)	During the first quarter of fiscal 2006, the Company modified the way in which corporate costs are allocated to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change. The change in the allocation methodology and the increase in corporate expenses adversely impacted growth rates within all four of the Company’s reportable segments. The increase in corporate expenses primarily relates to incentive compensation, costs associated with the One Cardinal Health initiative and increased legal expenses.

(3)	The Company’s overall operating earnings increase of 48% and 24% during the three and six months ended December 31, 2005 includes the effect of special items, equity-based compensation and impairment charges. Special items, equity-based compensation and impairment charges are not allocated to the segments. See Notes 3, 5 and 11 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s equity-based compensation, special items and impairment charges and other.
     Total Company. Total Company operating earnings for the three months ended December 31, 2005 increased 48% compared to the same period in the prior year, while operating earnings for the six months ended December 31, 2005 increased 24% compared to the same period in prior year. The overall increase resulted from operating earnings growth in two of the Company’s four reportable segments and the favorable year-over-year impact of special items and impairment charges and other. See Notes 5 and 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding special items and impairment charges and other.
     Total Company selling, general and administrative expenses increased 14% and 16%, respectively, during the three and six months ended December 31, 2005 due in part to the impact of equity-based compensation, which represented 8% and 10%, respectively, of the total increase in selling, general and administrative expenses during these periods. The Company recorded $55.8 million and $138.7 million, respectively, for equity-based compensation during the three and six months ended December 31, 2005 compared to $2.8 million and $4.9 million, respectively, in the comparable prior year periods. See the “Overview” section above and Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information. In addition, operating earnings for the three and six months ended December 31, 2005 were adversely impacted by the following:
•	an increase in incentive compensation expense of approximately $13.9 million and $32.3 million, respectively, during the three and six months ended December 31, 2005;

•	incremental selling, general and administrative expenses associated with the One Cardinal Health initiative to streamline the Company’s operations and develop new capabilities in shared services, which are expected to lower costs across the Company in the future;

•	increased legal expenses; and

•	other general expense increases.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s operating earnings increased 16% and 20%, respectively, during the three and six months ended December 31, 2005 primarily as a result of the year-over-year positive impact of signed distribution service agreements with branded pharmaceutical manufacturers. The signed distribution service agreements are expected to result in less seasonal volatility as the majority of the segment’s earnings under such agreements are no longer contingent on price increases. During the three and six months ended December 31, 2005, the segment experienced strong earnings growth due to the favorable year-over-year comparatives. However, the Company does not expect this growth trend to continue in the second half of fiscal 2006, due to less favorable comparatives in the second half of fiscal 2005. This segment benefited from the impact of price increases during the second half of fiscal 2005, a seasonal fluctuation which is dampened this year due to the distribution service agreements now in place.
     Operating earnings during the three and six months ended December 31, 2005 also benefited from the following:
•	the segment’s revenue growth of 8% and 9%, respectively, during the three and six months ended December 31, 2005;

•	strength within generic pharmaceutical margins due to new products in the market;

•	the benefit of a last in, first out (“LIFO”) credit provision of approximately $13.0 million recorded during the three months ended December 31, 2005, primarily due to price deflation within generic pharmaceutical inventories;

•	expense control; and

•	the incremental year-over-year benefit from the segment’s National Logistics Center, which became operational in August 2004.

     As previously disclosed, during the first quarter of fiscal 2006 the Company discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors of which a portion related to fiscal 2005, 2004 and 2003. During the second quarter of fiscal 2006, the Company reduced the charge by $3.5 million based on additional analysis performed and the results of ongoing settlement discussions with vendors who were impacted.
     Medical Products and Services. The Medical Products and Services segment’s operating earnings decreased 1% during the three months ended December 31, 2005 primarily due to the increased selling, general and administrative expenses allocated to the segment. This adverse impact was partially offset by revenue growth of 7% during the three months ended December 31, 2005. During the six months ended December 31, 2005, the Medical Products and Services segment’s operating earnings increased 9% due to revenue growth of 7%, manufacturing cost reductions and expense control, partially related to the Company’s global restructuring program. A $16.4 million latex litigation charge taken during the first quarter of fiscal 2005 also contributed to the favorable year-over-year comparison.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s operating earnings decreased 5% during the three months ended December 31, 2005 primarily due to the increased selling, general and administrative expenses allocated to the segment and the decline in revenue within the contract sales service organization. Operating earnings during the three months ended December 31, 2005 benefited from a $14 million payment from an ongoing customer within the Biotechnology and Sterile Life Sciences business for commitments through the current quarter and for the cancellation of a future commitment. In addition, operating earnings benefited from progress made to address operational issues within certain sterile manufacturing facilities. During the six months ended December 31, 2005 operating earnings decreased 23% primarily due to the following:
•	existing sterile manufacturing facilities operating below optimum capacity;

•	the decline in revenue in the contract sales service organization;

•	the impact of competitive pressures and pricing within the Nuclear Pharmacy Services business; and

•	the increased selling, general and administrative expenses allocated to the segment.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings increased 34% and 54%, respectively, during the three and six months ended December 31, 2005 primarily due to the 10% revenue growth during these periods and increased operating efficiencies which improved both gross and operating margins. Operating earnings within the Pyxis products business increased 84% and 87%, respectively, during the three and six months ended December 31, 2005 primarily from the following:
•	increased revenues of 13% and 18%, respectively, during the three and six months ended December 31, 2005;

•	improvements in the sales and installation cycles;

•	favorable manufacturing efficiencies;

•	higher unit margins due to favorable year-over-year sales mix; and

•	integration synergies from the Alaris acquisition.
     Charges of $3.4 million and $23.6 million, respectively, during the three and six months ended December 31, 2004 related to prior year purchase accounting adjustments from the Alaris transaction also contributed to the favorable year-over-year comparison. The $23.6 million charge during the six months ended December 31, 2004 represented 27% of the six month operating earnings increase. The purchase accounting adjustments during fiscal 2005 included an inventory valuation adjustment to “fair value,” with the adjusted, higher cost inventory being sold during the quarter.

Impairment Charges and Other
     For the three months ended December 31, 2005 and 2004, the Company incurred impairment charges of $5.1 million and $80.9 million, respectively. During the six month period ended December 31, 2005 and 2004 the Company incurred impairment charges of $7.6 million and $84.7 million, respectively. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding “impairment charges and other.”
Special Items

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2005	2004	2005	2004

Restructuring costs	$14.4	$105.1	$23.5	$112.6
Merger-related costs	7.5	10.2	15.3	27.1
Litigation settlements, net	(13.5)	(21.2)	(13.6)	(21.2)
Other special items	12.6	9.0	18.5	16.5

Total special items	$21.0	$103.1	$43.7	$135.0

     See Note 5 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Company’s special items during the three and six months ended December 31, 2005 and 2004.
Interest Expense and Other
     “Interest expense and other” increased $17.2 million and $11.5 million, respectively, during the three and six months ended December 31, 2005 compared to the same periods in the prior fiscal year. This increase is primarily due to a benefit of $19.4 million included in the prior year balances. This benefit related to a reduction in income passed to a minority shareholder as a result of a significant asset impairment recorded in the three months ended December 31, 2004. The gross impairment charges are included in the “impairment charges and other” line item on the condensed consolidated statement of earnings and relate to the Oral Technologies business within the Pharmaceutical Technologies and Services segment. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding “impairment charges and other.” Interest expense was relatively consistent for the three and six months ended December 31, 2005 when compared to the comparable prior year periods.
Provision for Income Taxes
     The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was $146.5 million or 32.5% for the three months ended December 31, 2005, and $252.6 million or 31.9% for the six months ended December 31, 2005. The effective tax rate for the three and six months ended December 31, 2005 increased by 0.6 percentage points and 0.2 percentage points, respectively, due to the inclusion of special items which include the non-deductibility of the incremental SEC settlement reserve recorded in the second quarter of fiscal 2006. The effective tax rate during the three and six months ended December 31, 2005 decreased by 0.4 percentage points and 0.7 percentage points, respectively, due to the expected tax rate for deductions relating to equity-based compensation expenses being higher than the average tax rate.
     The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was $100.3 million or 32.4% for the three months ended December 31, 2004, and $202.9 million or 32.0% for the six months ended December 31, 2004. The effective tax rate for the three and six months ended December 31, 2004 increased by 0.3 percentage points and decreased by 0.1 percentage points, respectively, due to the inclusion of special items’ deductions. The tax rate during the three and six months ended December 31, 2004 was not significantly impacted by equity-based compensation as the Company implemented FAS No. 123(R) applying the modified prospective method in the first quarter of fiscal 2006.
     A provision of the American Jobs Creation Act of 2004 (“AJCA”) enacted in October 2004 created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA and accordingly recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. The Company expects to begin executing these dividends during the third quarter of fiscal 2006, which will be completed by June 30, 2006. As of February 7, 2006, the Company had repatriated approximately $217.5 million of foreign cash. Planned uses of repatriated funds include domestic expenditures related to non-executives salaries, capital asset investments and other permitted activities.
Earning/(Loss) from Discontinued Operations
     See Note 12 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Liquidity and Capital Resources
Sources and Uses of Cash
     The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004:

	Six Months Ended
	December 31,
(in millions)	2005	2004

Cash provided by/(used in):
Operating activities	$1,384.9	$1,520.6
Investing activities	$(602.1)	$(440.1)
Financing activities	$39.9	$(897.4)
     Operating activities. Net cash provided by operating activities during the six months ended December 31, 2005 totaled $1.4 billion, a decrease of $135.7 million when compared to the same period a year ago. The year-over-year decrease was primarily a result of the sale of $800 million of receivables during the six months ended December 31, 2004 under the Company’s committed receivables sales facility program. During the six months ended December 31, 2005, accounts payable increased $504.2 million due to the timing of inventory purchases from vendors within the Pharmaceutical Distribution and Provider Services segment
     Investing activities. Cash used in investing activities during the six months ended December 30, 2005 primarily represents the Company’s purchase of $319.2 million of short-term investments classified as available for sale and capital spending to develop and enhance the Company’s infrastructure. In addition, during the six months ended December 31, 2005, the Company used cash of approximately $72.5 million for costs primarily associated with the acquisition of the remaining minority interest of a Canadian distribution business within the Medical Products and Services segment. During the six months ended December 31, 2004, the majority of the cash used in investing activities related to costs of approximately $273.2 million associated with the acquisitions of Alaris and Geodax Technology, Inc.
     Financing activities. The Company’s financing activities provided cash of $39.9 million during the six months ended December 31, 2005 primarily due to the $500 million received from the issuance of Notes in December of 2005 (net proceeds of $496.7) and the proceeds received from the shares issued under various employee stock plans of approximately $68.5 million. These cash inflows were partially offset by approximately $412.9 million utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to purchase certain buildings and equipment which were under capital lease agreements and pay dividends of approximately $51.2 million on its Common Shares. Cash used in financing activities of $897.4 million during the six months ended December 31, 2004 primarily reflected the Company’s decision to retire the Company’s commercial paper and certain debt acquired from the Alaris acquisition. These cash outflows were partially offset by net proceeds of $1.3 billion received from the Company’s bank revolving credit facilities.
International Cash
     The Company’s cash balance of approximately $2.2 billion as of December 31, 2005 includes $616.0 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.
     During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly recorded a related tax liability of $26.3 million as of June 30, 2005. The AJCA provides a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA.

Share Repurchase Program
     On June 27, 2005, the Company announced a $1 billion share repurchase program. The Company began repurchasing Common Shares under the repurchase program during the three months ended December 31, 2005, and expects to complete the repurchase program in fiscal 2006. The repurchase program will expire when the entire $1 billion in aggregate amount of Common Shares has been repurchased. During the three months ended December 31, 2005, the Company repurchased approximately $468.2 million of its Common Shares. See the table under “Part II, Item 2” for more information regarding these repurchases.
Capital Resources
     In addition to cash, the Company’s sources of liquidity include a $1 billion commercial paper program backed by a $1 billion revolving credit facility and a $150 million extendible commercial note program. As of December 31, 2005, the Company did not have any outstanding borrowings from the commercial paper program. The Company entered into a new $1 billion revolving credit agreement in November 2005, which replaced two $750 million revolving credit facilities. This new facility is available for general corporate purposes.
     On December 15, 2005, the Company issued $500 million of 5.85% Notes due 2017. The proceeds of the debt issuance are expected to be used for general corporate purposes, which may include working capital, capital expenditures, acquisitions, investments, repayment of indebtedness and repurchases of equity securities.
     The Company’s sources of liquidity also include a committed receivables sales facility program with the capacity to sell $800 million in receivables. During the first quarter of fiscal 2006, the Company renewed the receivables sales facility program for a period of one year. See “Off-Balance Sheet Arrangements” below.
     The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 6 and 10 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K.
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
Debt Covenants
     The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of December 31, 2005, the Company was in compliance with this covenant.
     As of December 31, 2005, the Company’s preferred debt securities contained a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $3.0 billion) and certain financial ratio covenants. As of December 31, 2005, the Company was in compliance with these covenants. Subsequent to December 31, 2005, the tangible net worth covenant was changed to $2.5 billion. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders.
Contractual Obligations
     There have been no material changes, outside the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the December 6, 2005 Form 8-K.

Off-Balance Sheet Arrangements
     During the three and six months ended December 31, 2005, the Company did not have activity under its committed receivables sales facility program. At December 31, 2005, the Company had $550 million of receivable sales outstanding. See Note 13 in “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q and Note 10 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K for more information regarding the off-balance sheet arrangements.
Other
     See Note 1 in the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Recent Developments
     Medicaid reform bill. The U.S. Congress recently passed a bill as part of the federal budget process that, among other things, changes the prescription drug reimbursement formula under Medicaid to reduce costs for that program. The President is expected to sign the bill into law shortly. The change in reimbursement formula could have an indirect adverse effect on the Company’s Pharmaceutical Distribution and Provider Services segment. Under this bill, the major changes would not become effective until January 1, 2007. The Company is continuing to work with its customers and the regulatory agencies as the specific details of the expected legislation are defined. The Company is currently developing plans to mitigate exposures from these proposed changes in reimbursement formula. However, if the Company fails to successfully implement such plans, its business and the results of operations may be adversely affected.
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
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
     Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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
     The legal proceedings described in Note 8 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Item 1 by reference. Unless otherwise indicated, all proceedings discussed in Note 8 remain pending.
San Gabriel Environmental Claim
     On September 30, 1996, Baxter International Inc. (“Baxter”) and its subsidiaries transferred to Allegiance Corporation and its subsidiaries (“Allegiance”), Baxter’s U.S. health care distribution business, surgical and respiratory therapy business and health care cost-management business, as well as certain foreign operations (the “Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance Corporation, which later merged with a subsidiary of the Company on February 3, 1999, agreed to defend and indemnify Baxter from the following environmental claims.
     As previously disclosed, Allegiance, through Baxter and its predecessors-in-interest, owned a facility located in Irwindale, California (the “Irwindale Property”) from approximately 1961 to approximately 1999 where, among other things, plastics were manufactured, a chemical laboratory was operated and certain research and development activity was carried out. San Gabriel is a Superfund site in the Los Angeles area that concerns ground water contamination of a local drinking water aquifer. The U.S. Environmental Protection Agency (the “U.S. EPA”) is the lead government agency in charge of the San Gabriel Valley Groundwater Basin Superfund Sites, Areas 1-4, Baldwin Park Operable Unit (the “BPOU”). According to the U.S. EPA, the groundwater within the BPOU is contaminated. The Irwindale Property is located approximately one mile away from the BPOU plume. The U.S. EPA named Allegiance as a potentially responsible party (“PRP”) for the groundwater contamination in the BPOU, along with a number of other PRPs.
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
     On December 12, 2005, the United States District Court for the Central District of California entered a Consent Decree in United States of America and California Department of Toxic Substances Control v. Allegiance Healthcare Corporation, Case No. CV05-7520, which formalized the Proposed Settlement Agreement. Pursuant to Consent Decree, on or before January 12, 2006, Allegiance must pay the EPA $550,000 and the DTSC $16,050. Of this $566,050, Allegiance must pay $198,118, or 35%, with the remainder paid by Allegiance’s insurer. This matter is now concluded.

Antitrust Litigation against Pharmaceutical Manufacturers
     As previously disclosed, during the past six years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through December 31, 2005 were $111.2 million, including a $13.5 million recovery during the second quarter of fiscal 2006. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.
FTC Investigation
     As previously disclosed, in December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider and retail customers. The Company is in the process of responding to the FTC request. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
New York Attorney General Investigation
     As previously disclosed, in April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information and testimony to the New York Attorney General’s Office in response to the April 2005 subpoena as well as subsequent informal requests. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
Illinois Attorney General Investigation
     As previously disclosed, in October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena indicated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program related to repackaged pharmaceuticals. The Company is in the process of responding to the subpoena. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
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

Item 1A: Risk Factors
     See forth below are certain changes from risk factors previously disclosed in “Part I, Item 1: Business” of the 2005 Form 10-K under the heading “Risk Factors That May Affect Future Results.” The discussion below should be read together with the risk factors included in the 2005 Form 10-K.
The ongoing SEC investigation and U.S. Attorney inquiry could adversely affect the Company’s business, financial condition or operating results. The Company is the subject of a formal SEC investigation and an inquiry by the U.S. Attorney for the Southern District of New York. In April 2004, the Company’s Audit Committee commenced its own internal review, assisted by independent counsel. While the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. There can be no assurance that the scope of the SEC investigation or the U.S. Attorney inquiry will not expand or that other regulatory agencies will not become involved. The outcome of, and costs associated with, the SEC investigation and the U.S. Attorney inquiry could adversely affect the Company’s business, financial condition or operating results, and the investigations could divert the efforts and attention of its management team from the Company’s ordinary business operations. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for more information.
     As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has now reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
Changes in the United States health care environment may adversely affect the Company’s business, financial condition or operating results. The U.S. Congress recently passed a budget reconciliation bill that, among other things, changes the prescription drug reimbursement formula under Medicaid to reduce costs for that program. The President is expected to sign the bill into law shortly. While the specific details of the expected legislation have yet to be defined, the change in reimbursement formula could have an indirect adverse effect on the Company’s Pharmaceutical Distribution and Provider Services segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included elsewhere in this Form 10-Q for more information on this matter. See also “Part I, Item 1: Business” of the 2005 Form 10-K under the headings “Risk Factors That May Affect Future Results—Changes in the United States health care environment may adversely affect the Company’s business, financial condition or operating results” for more information regarding the effect on the Company of other current or future changes to the healthcare environment.
     Downgrades of the Company’s credit ratings could adversely affect the Company. Moody’s and Fitch have improved the Company’s ratings outlook since the 2005 Form 10-K from “stable” and “negative,” respectively, to “positive” and “stable,” respectively. With these changes, the Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB, Baa3 and BBB+, respectively, the commercial paper ratings are A-3, P-3 and F-2, respectively, and the ratings outlooks are “negative,” “positive” and “stable,” respectively. Although a ratings downgrade by any of the rating agencies will not trigger an acceleration of any of the Company’s indebtedness, these events may adversely affect its ability to access capital and would result in an increase in the interest rates payable under the Company’s credit facilities and future indebtedness.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2005:
Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased	Approximate Dollar
				as Part of	Value of Shares that
	Total Number			Publicly	May Yet Be
	of Shares		Average Price	Announced	Purchased Under the
Period	Purchased		Paid per Share	Program (1)	Program
October 1-31, 2005	54,354	(2)	$62.51	—	$1,000,000,000
November 1-30, 2005	2,260,316	(3)	63.12	2,259,500	857,343,046
December 1-31, 2005	4,817,200		67.55	4,817,200	531,847,479

Total	7,131,870		$66.11	7,076,700	$531,847,479

(1)	On June 27, 2005, the Company announced a $1 billion share repurchase program. The Company began repurchasing Common Shares under the repurchase program during the three months ended December 31, 2005 and expects to complete the repurchase program in fiscal 2006. The repurchase program will expire when the entire $1 billion in aggregate amount of Common Shares has been repurchased.

(2)	Reflects Common Shares owned and tendered by an executive officer to meet the exercise price and tax withholding for an option exercise.

(3)	Reflects Common Shares purchased pursuant to the repurchase program and 816 Common Shares owned and tendered by a director to meet the exercise price for an option exercise.
Item 4: Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at the Company’s 2005 Annual Meeting of Shareholders held on November 2, 2005.

		Votes	Authority
		Cast For	Withheld
1.	Election of Directors:
	J. Michael Losh	380,297,629	15,299,944
	John B. McCoy	307,324,407	88,273,166
	Michael D. O’Halleran	385,196,721	10,400,852
	Jean G. Spaulding, M.D.	311,323,723	84,273,850
	Matthew D. Walter	382,584,547	13,013,026
The directors whose term of office as a director continued after the meeting are George H. Conrades, Calvin Darden, John F. Finn, Robert L. Gerbig, Richard C. Notebaert, David W. Raisbeck and Robert D. Walter.

				Broker
	For	Against	Abstentions	Non-Votes
2. Proposal to adopt the Cardinal Health, Inc. 2005 Long-Term Incentive Plan	279,235,672	77,051,913	2,434,331	36,875,702

3. Proposal to adopt amendments to the Company’s Code of Regulations to provide for the annual election of directors	391,128,082	2,059,043	2,410,448	—

Item 6: Exhibits

Exhibit Number	Exhibit Description
10.01	Form of Nonqualified Stock Option Agreement under the 2005 Long-Term Incentive Plan

10.02	Form of Restricted Share Units Agreement under the 2005 Long-Term Incentive Plan

10.03	Form of Nonqualified Stock Option Agreement under the 2005 Long-Term Incentive Plan for residents of California

10.04	Form of Restricted Share Units Agreement under the 2005 Long-Term Incentive Plan for residents of California

12.01	Statement regarding computation of ratio of earnings to fixed charges

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

99.02	Second Amendment to the Cardinal Health 401(k) Savings Plan

99.03	Third Amendment to Syncor International Corporation Employees’ Savings and Stock Ownership Plan

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: February 7, 2006	/s/ Robert D. Walter

Robert D. Walter
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson

Jeffrey W. Henderson
Executive Vice President and Chief
Financial Officer