Form 10-Q
period 2006-03-31
CARDINAL HEALTH INC
filed 2006-05-08
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006	Commission File Number 1-11373
Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0958666
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Yes ☐                      No ☑
          The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2006 was as follows:
Common Shares, without par value: 417,677,798

CARDINAL HEALTH, INC. AND SUBSIDIARIES
Index *
* Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—
Item 1: Financial Statements
CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per Common Share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue	$20,637.5	$18,959.6	$59,655.3	$54,971.2
Cost of products sold	19,268.3	17,630.7	55,801.8	51,393.6

Gross margin	1,369.2	1,328.9	3,853.5	3,577.6

Selling, general and administrative expenses	778.6	678.7	2,345.4	2,026.5

Impairment charges and other	8.2	16.2	15.8	98.9

Special items – restructuring charges	20.6	25.7	39.3	135.3
– merger charges	7.5	9.9	20.8	36.3
– other	(5.1)	7.1	(0.2)	2.4

Operating earnings	559.4	591.3	1,432.4	1,278.2

Interest expense and other	34.4	40.0	98.4	92.4

Earnings before income taxes and discontinued operations	525.0	551.3	1,334.0	1,185.8

Provision for income taxes	169.2	176.8	428.1	380.1

Earnings from continuing operations	355.8	374.5	905.9	805.7

Loss from discontinued operations (net of tax benefit/(expense) of $37.7 and $2.3, respectively, for the three months ended March 31, 2006 and 2005 and $44.1 and $(0.8), respectively, for the nine months ended March 31, 2006 and 2005)	(209.0)	(8.8)	(226.8)	(12.7)

Net earnings	$146.8	$365.7	$679.1	$793.0

Basic earnings per Common Share:

Continuing operations	$0.85	$0.87	$2.14	$1.87
Discontinued operations	(0.50)	(0.02)	(0.54)	(0.03)

Net basic earnings per Common Share	$0.35	$0.85	$1.60	$1.84

Diluted earnings per Common Share:

Continuing operations	$0.83	$0.86	$2.11	$1.84
Discontinued operations	(0.49)	(0.02)	(0.53)	(0.02)

Net diluted earnings per Common Share	$0.34	$0.84	$1.58	$1.82

Weighted average number of Common Shares outstanding:
Basic	419.1	431.8	423.6	431.7
Diluted	427.5	437.8	430.1	436.7

Cash dividends declared per Common Share	$0.06	$0.03	$0.18	$0.09
See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$1,713.4	$1,400.0
Short-term investments available for sale	499.2	99.8
Trade receivables, net	3,937.5	3,102.3
Current portion of net investment in sales-type leases	273.7	238.2
Inventories	7,651.2	7,249.2
Prepaid expenses and other	863.1	838.9
Assets held for sale and discontinued operations	316.0	808.1

Total current assets	15,254.1	13,736.5

Property and equipment, at cost	4,807.4	4,582.5
Accumulated depreciation and amortization	(2,318.3)	(2,137.4)

Property and equipment, net	2,489.1	2,445.1

Other assets:
Net investment in sales-type leases, less current portion	740.0	693.8
Goodwill and other intangibles, net	4,822.1	4,842.5
Other	340.3	341.3

Total assets	$23,645.6	$22,059.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$280.7	$307.9
Accounts payable	8,826.4	7,351.5
Other accrued liabilities	2,209.5	2,101.8
Liabilities from businesses held for sale and discontinued operations	155.2	345.5

Total current liabilities	11,471.8	10,106.7

Long-term obligations, less current portion and other short-term borrowings	2,548.2	2,319.9
Deferred income taxes and other liabilities	1,038.8	1,039.6

Shareholders’ equity:
Preferred Shares, without par value Authorized – 0.5 million shares, Issued — none	—	—
Common Shares, without par value Authorized – 755.0 million shares, Issued – 481.7 million shares and 476.5 million shares, respectively, at March 31, 2006 and June 30, 2005	3,113.8	2,765.5
Retained earnings	9,477.4	8,874.2
Common Shares in treasury, at cost, 64.1 million shares and 50.3 million shares, respectively, at March 31, 2006 and June 30, 2005	(3,998.3)	(3,043.6)
Other comprehensive (loss)/income	(6.1)	20.2
Other	—	(23.3)

Total shareholders’ equity	8,586.8	8,593.0

Total liabilities and shareholders’ equity	$23,645.6	$22,059.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	March 31,
	2006	2005
		Revised
		See Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$679.1	$793.0
Loss from discontinued operations	226.8	12.7

Earnings from continuing operations	905.9	805.7
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	291.1	287.0
Asset impairments	22.2	170.6
Equity compensation	185.2	7.2
Provision for bad debts	16.2	8.6
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in trade receivables	(848.0)	124.3
Increase in inventories	(401.9)	(344.7)
Increase in net investment in sales-type leases	(82.1)	(108.1)
Increase in accounts payable	1,470.0	1,122.4
Other accrued liabilities and operating items, net	98.5	(52.9)

Net cash provided by operating activities – continuing operations	1,657.1	2,020.1
Net cash (used in)/provided by operating activities – discontinued operations	(0.4)	10.8

Net cash provided by operating activities	1,656.7	2,030.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(105.6)	(273.2)
Proceeds from sale of property and equipment	11.2	18.7
Additions to property and equipment	(330.5)	(276.7)
Purchase of investment securities available for sale	(399.4)	—

Net cash used in investing activities – continuing operations	(824.3)	(531.2)
Net cash (used in)/provided by investing activities – discontinued operations	(1.1)	27.3

Net cash used in investing activities	(825.4)	(503.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	4.3	(551.0)
Reduction of long-term obligations	(260.7)	(1,617.0)
Proceeds from long-term obligations, net of issuance costs	510.9	1,261.2
Proceeds from issuance of Common Shares	227.5	87.2
Tax benefits from exercises of stock options	42.3	—
Dividends on Common Shares	(76.6)	(38.9)
Purchase of treasury shares	(973.0)	(228.5)

Net cash used in financing activities – continuing operations	(525.3)	(1,087.0)
Net cash provided by/(used in) financing activities – discontinued operations	7.4	(7.1)

Net cash used in financing activities	(517.9)	(1,094.1)

NET INCREASE IN CASH AND EQUIVALENTS	313.4	432.9

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,400.0	1,102.2

CASH AND EQUIVALENTS AT END OF PERIOD	$1,713.4	$1,535.1

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
     Effective the third quarter of fiscal 2006, the Company has revised its condensed consolidated statement of cash flows for the nine months ended March 31, 2005 to separately disclose the operating portions of the cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts within “other accrued liabilities and operating items, net” within its statement of cash flows.
     Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its Healthcare Marketing Services business and its United Kingdom based Intercare Pharmaceutical Distribution business to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its Sterile Pharmaceutical Manufacturing business in Humacao, Puerto Rico to discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 12 for additional information.
     Also during the third quarter of fiscal 2006, the Company committed to a plan to sell a significant portion of the Specialty Distribution business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net assets held for sale of this business are presented separately on the condensed consolidated balance sheets and were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value. See Note 12 for additional information.
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
     Recent Financial Accounting Standards. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This Statement requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires that a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. This Statement is effective for fiscal years beginning after December 15, 2005. Once adopted by the Company, this Statement could have an impact on prior year consolidated financial statements if the Company has a change in accounting.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also requires disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). The option to use the “short-cut” method is available regardless of whether SFAS No. 123(R) was adopted using the modified prospective or modified retrospective application transition method, and whether it has the ability to calculate its pool of windfall tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123(R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123(R). This FSP became effective after November 10, 2005. The Company has elected the specified “short cut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation, and this election had no impact on the Company’s financial statements (see Note 3 for the Company’s disclosure).
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

2. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
     Basic earnings per Common Share (“Basic EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share (“Diluted EPS”) is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of options outstanding and unvested restricted shares and share units, computed using the treasury stock method.
     The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Weighted-average Common Shares – basic	419.1	431.8	423.6	431.7
Effect of dilutive securities:
Employee options and unvested restricted shares and share units	8.4	6.0	6.5	5.0

Weighted-average Common Shares – diluted	427.5	437.8	430.1	436.7

     The potentially dilutive employee options that were antidilutive for the three months ended March 31, 2006 and 2005 were 5.0 million and 27.9 million, respectively, and for the nine months ended March 31, 2006 and 2005 were 26.1 million and 28.3 million, respectively.
3. EQUITY-BASED COMPENSATION
     The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Historically, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during the nine months ended March 31, 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant.
     During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model.
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
     The following table illustrates the impact of equity-based compensation on reported amounts:

	For Three Months Ended		For the Nine Months Ended
	March 31, 2006 (1)		March 31, 2006 (1)
		Impact of		Impact of
		Equity-Based		Equity-Based
(in millions, except per share amounts)	As Reported	Compensation	As Reported	Compensation

Operating earnings (2) (3) (4) (5)	$559.4	$(48.7)	$1,432.4	$(185.2)
Earnings from continuing operations	$355.8	$(32.7)	$905.9	$(119.5)
Net earnings	$146.8	$(32.7)	$679.1	$(119.5)

Net basic earnings per Common Share	$0.35	$(0.08)	$1.60	$(0.28)
Net diluted earnings per Common Share	$0.34	$(0.08)	$1.58	$(0.28)

(1)	Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

(2)	The total equity-based compensation expense includes gross employee option expense of approximately $33.0 million and $115.8 million, respectively, during the three and nine months ended March 31, 2006. The expense related to options represents the unvested portion of previously granted option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.

(3)	The total equity-based compensation expense includes gross stock appreciation rights (“SARs”) expense of approximately $5.9 million and $43.7 million, respectively, during the three and nine months ended March 31, 2006. This expense primarily relates to the previously reported August 3, 2005 SAR grant to the Company’s then Chairman and Chief Executive Officer, Robert D. Walter, that satisfied the Company’s original intent and understanding with respect to a 1999 option award that was in excess of the number of shares permitted to be granted to a single individual during any fiscal year under the relevant equity compensation plan. Equity-based compensation expense was significantly impacted during the first quarter of fiscal 2006 from the vesting of the SARs upon issuance with an exercise price significantly below the then-current price of the Company’s Common Shares. In subsequent quarters, the fair value of the SARs will be remeasured until they are settled, and any increase in fair value will be recorded as equity-based compensation. Any decrease in the fair value of the SARs will only be recognized to the extent of the expense previously recorded.

(4)	The total equity-based compensation expense includes gross restricted share and restricted share unit expense of approximately $6.0 million and $16.8 million, respectively, during the three and nine months ended March 31, 2006.

(5)	The total equity-based compensation expense also includes gross employee stock purchase plan expense of approximately $3.8 million and $8.9 million, respectively, during the three and nine months ended March 31, 2006.

     The following summarizes all option transactions for the Company under the Plans from July 1, 2005 through March 31, 2006:

			Weighted Average
	Options	Weighted Average	Remaining	Aggregate
	Outstanding (in	Exercise Price	Contractual Life	Intrinsic Value
	millions)	per Common Share	(in years)	(in millions)

Balance at June 30, 2005	47.6	$53.64
Granted	4.8	$58.32
Exercised	(4.4)	$44.23
Canceled	(3.1)	$58.40

Balance at March 31, 2006	44.9	$54.79	6.44	$495.0

Exercisable at March 31, 2006	20.5	$56.48	4.86	$211.2

     The weighted average fair value of options granted during the nine months ended March 31, 2006 is $18.24.
     The fair values of the options granted to the Company’s employees during the nine months ended March 31, 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during the nine months ended March 31, 2006:

As of March 31, 2006
Risk-free interest rate	3.3% - 4.6%
Expected life in years	5.6 - 7.0 years
Expected volatility	20.9% - 27.0%
Dividend yield	0.32% - 0.42%

Fair Value Disclosures — Prior to Adopting SFAS No. 123(R)
     Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. Therefore, except for costs related to restricted shares and share units, SARs and an insignificant number of amended options requiring a new measurement date, no compensation expense was recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended March 31, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
(in millions, except per share amounts)	March 31, 2005

Net earnings, as reported	$365.7	$793.0
Equity-based compensation expense included in net earnings, net of related tax effects	1.4	4.5
Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(38.8)	(109.4)

Pro forma net earnings	$328.3	$688.1

Net basic earnings per Common Share:
As reported	$0.85	$1.84
Pro forma basic earnings per Common Share	$0.76	$1.59

Net diluted earnings per Common Share:
As reported	$0.84	$1.82
Pro forma diluted earnings per Common Share (2)	$0.76	$1.59

(1)	The total equity-based compensation expense included net employee stock purchase plan expense of $1.9 million and $5.5 million, respectively, for the three and nine months ended March 31, 2005.

(2)	The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS No. 123.
4. COMPREHENSIVE INCOME
     The following is a summary of the Company’s comprehensive income for the three and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Net earnings	$146.8	$365.7	$679.1	$793.0
Foreign currency translation adjustment	22.8	(53.9)	(33.6)	65.2
Net unrealized gain/(loss) on derivative instruments and investments	(0.1)	(2.3)	14.3	1.0
Net change in minimum pension liability	(4.9)	—	(7.0)	—

Total comprehensive income	$164.6	$309.5	$652.8	$859.2

5. SPECIAL ITEMS
     The following is a summary of the special items for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions, except for Diluted EPS amounts)	2006	2005	2006	2005

Restructuring costs	$20.6	$25.7	$39.3	$135.3
Merger-related costs	7.5	9.9	20.8	36.3
Litigation settlements, net	(9.9)	—	(23.5)	(21.2)
Other	4.8	7.1	23.3	23.6

Total special items	23.0	42.7	59.9	174.0
Tax effect of special items (1)	(7.4)	(14.5)	(17.2)	(57.1)

Net earnings effect of special items	15.6	28.2	42.7	116.9

Net decrease on Diluted EPS	$0.04	$0.06	$0.10	$0.27

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.
Restructuring Costs
     The following table segregates the Company’s restructuring costs into the various reportable segments impacted by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Restructuring costs:
Global restructuring program:
Pharmaceutical Distribution and Provider Services	$—	$5.2	$1.0	$8.6
Medical Products and Services	1.9	4.4	6.2	23.8
Pharmaceutical Technologies and Services	0.8	2.3	3.6	75.3
Clinical Technologies and Services	—	—	—	0.7
Other	8.2	11.2	19.6	19.7
Other restructuring programs:
Pharmaceutical Distribution and Provider Services	0.3	—	0.6	—
Medical Products and Services	0.7	2.3	0.3	5.0
Pharmaceutical Technologies and Services	8.7	(0.1)	8.4	0.9
Clinical Technologies and Services	—	0.2	—	0.7
Other	—	0.2	(0.4)	0.6

Total restructuring costs	$20.6	$25.7	$39.3	$135.3

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
     The following tables summarize the significant costs recorded within special items for the three and nine months ended March 31, 2006 and March 31, 2005 in connection with Phase I and Phase II, including the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of March 31, 2006.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Global restructuring program costs:
Pharmaceutical Distribution and Provider Services
Employee-related costs (1)	$—	$1.4	$0.1	$2.6
Facility exit and other costs (2)	—	3.8	0.8	6.0
Asset impairments (3)	—	—	0.1	—

Total Pharmaceutical Distribution and Provider Services	—	5.2	1.0	8.6
Medical Products and Services
Employee-related costs (1)	0.9	0.5	1.7	17.3
Facility exit and other costs (2)	1.0	3.9	4.5	6.5

Total Medical Products and Services	1.9	4.4	6.2	23.8
Pharmaceutical Technologies and Services
Employee-related costs (1)	0.7	1.8	3.0	7.0
Facility exit and other costs (2)	0.1	0.5	0.6	0.8
Asset impairments (3)	—	—	—	67.5

Total Pharmaceutical Technologies and Services	0.8	2.3	3.6	75.3
Clinical Technologies and Services
Employee-related costs (1)	—	—	—	0.7

Total Clinical Technologies and Services	—	—	—	0.7
Other
Employee-related costs (1)	2.9	—	7.3	—
Facility exit and other costs (2)	5.3	11.2	12.3	19.7

Total Other	8.2	11.2	19.6	19.7

Total global restructuring program costs	$10.9	$23.1	$30.4	$128.1

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

(3)	Asset impairments were recognized to record the related assets at net realizable value.

	Expected/Actual	Headcount Reduction
	Fiscal Year of		As of
	Completion	Expected (1)	March 31, 2006

Global restructuring program:
Pharmaceutical Distribution and Provider Services	2006	75	75
Medical Products and Services	2008	2,662	640
Pharmaceutical Technologies and Services	2007	959	511
Clinical Technologies and Services	2005	15	15
Other	2009	1,662	316

Total global restructuring program		5,373	1,557

(1)	Represents projects that have been initiated as of March 31, 2006.
     The Company incurred costs of $10.9 million and $30.4 million during the three and nine months ended March 31, 2006, respectively, as compared to $23.1 million and $128.1 million during the three and nine months ended March 31, 2005, respectively, related to projects associated with Phase I and Phase II of the global restructuring program.
     The costs incurred within the Pharmaceutical Distribution and Provider Services segment during the nine months ended March 31, 2006 primarily related to the closing of multiple Company-owned pharmacies within Medicine Shoppe International, Inc. and consolidation of certain distribution sites. The costs incurred within this segment during the three and nine months ended March 31, 2005 primarily related to the outsourcing of information technology functions, closing of multiple Company-owned pharmacies within Medicine Shoppe International, Inc. and consolidation of certain distribution sites.
     The costs incurred within the Medical Products and Services segment during the three and nine months ended March 31, 2006 primarily related to improvements within the manufacturing business through consolidation of production from higher cost facilities to lower cost facilities or outsourcing and centralizing management functions within the distribution business. The costs incurred within this segment during the three and nine months ended March 31, 2005 primarily related to improvements within the manufacturing business through consolidation or outsourcing of production from higher cost facilities to lower cost facilities, centralizing management functions within the distribution business and transitioning to a customer needs-based sales representative model in the ambulatory care business.
     The costs incurred within the Pharmaceutical Technologies and Services segment during the three and nine months ended March 31, 2006 primarily related to planned reductions of headcount within existing operations and consolidation of overlapping operations. The costs incurred within this segment during the three and nine months ended March 31, 2005 primarily related to planned reductions of headcount, consolidation of overlapping operations and plans to sell portions of existing operations.
     Of the $67.5 million in asset impairments incurred within the Pharmaceutical Technologies and Services segment during the nine months ended March 31, 2005, the Company incurred costs of approximately $67.2 million to sell two facilities and transfer business from a third facility within this segment. The Company is transferring portions of each of the businesses to be sold to other existing Company facilities and is selling the remaining portions. The Company completed the sale of one of the facilities in fiscal 2005 and expects to complete the sale of the remaining facility in fiscal 2006. The carrying amount of the asset groups to be sold was $64.6 million, which included $15.4 million of goodwill allocated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met during the nine months ended March 31, 2005, the carrying value of the asset groups being sold was adjusted to $22.0 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $42.6 million associated with the two businesses during the nine months ended March 31, 2005. The Company also committed to a plan to transfer production from one of its Pharmaceutical Technologies and Services facilities to another existing Company facility during the nine months ended March 31, 2005. Production is expected to continue at the original facility through fiscal 2007. The Company recorded an asset impairment of $24.6 million during the nine months ended March 31, 2005 based on an analysis of discounted cash flows in accordance with SFAS No. 144.

     The costs incurred within the Clinical Technologies and Services segment during the nine months ended March 31, 2005 related to a planned reduction of headcount within existing operations and consolidation of overlapping functions.
     The costs categorized as “Other” incurred for projects that impacted multiple segments during the three and nine months ended March 31, 2006 primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations. The costs categorized as “Other” incurred for projects that impacted multiple segments during the three and nine months ended March 31, 2005 primarily related to design and implementation of the Company’s overall restructuring plan and restructuring the Company’s delivery of information technology infrastructure services.
     Other Restructuring Programs. Separate from the global restructuring program discussed above, the Company incurred costs to restructure operations within the segments described in the table above. The total costs across these segments were $9.7 million and $8.9 million, respectively, during the three and nine months ended March 31, 2006 and $2.6 million and $7.2 million, respectively, during the three and nine months ended March 31, 2005. The restructuring plans within these segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally and aligning operations into a strategic and cost-efficient structure. In connection with implementing these restructuring plans, the Company incurred costs that included, but were not limited to, the following: (a) employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists; and (b) exit costs, including asset impairment charges, costs incurred to relocate physical assets and project management costs. The Company also incurred costs to restructure the delivery of information technology infrastructure services during the three and nine months ended March 31, 2005.
     During the three months ended March 31, 2006, the Company committed to a plan to exit one of its North American manufacturing facilities within its Pharmaceutical Technologies and Services segment. The Company recorded an asset impairment of $6.7 million to record the long-lived assets of the facility at their net realizable value based on a discounted cash flow analysis in accordance with SFAS No. 144. The Company expects to continue production at the facility through fiscal 2008.
     With respect to other restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of March 31, 2006:

	Expected Fiscal	Headcount Reduction
	Year of		As of
	Completion	Expected (1)	March 31, 2006

Other restructuring programs:
Pharmaceutical Distribution and Provider Services	2007	126	72
Medical Products and Services	2007	2,305	2,185
Pharmaceutical Technologies and Services	2008	1,042	944

Total other restructuring programs		3,473	3,201

(1)	Represents projects that have been initiated as of March 31, 2006.

Merger-Related Costs
     Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and nine months ended March 31, 2006 and for the comparable periods of 2005 were primarily a result of the acquisitions of ALARIS Medical Systems, Inc. (which has been given the legal designation of Cardinal Health 303, Inc. and is referred to in this Form 10-Q as “Alaris”) and Syncor International Corporation (which has been given the legal designation of Cardinal Health 414, Inc. and is referred to in this Form 10-Q as “Syncor”). The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Merger-related costs:
Employee-related costs	$1.8	$4.6	$7.4	$13.6
Asset impairments and other exit costs	0.6	0.9	1.1	1.3
Debt issuance cost write-off	—	—	—	8.8
Integration costs and other	5.1	4.4	12.3	12.6

Total merger-related costs	$7.5	$9.9	$20.8	$36.3

     Employee-Related Costs. During the three and nine months ended March 31, 2006, the Company incurred employee-related costs of $1.8 million and $7.4 million, respectively, as compared to $4.6 million and $13.6 million, respectively, during the comparable prior year periods. The costs incurred in all periods presented consisted primarily of severance and retention bonuses accrued over the service period as a result of the Alaris acquisition. In addition, the costs incurred in the nine months ended March 31, 2006 and 2005 included severance and retention bonuses accrued over the service period as a result of the Syncor acquisition.
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
     Integration Costs and Other. The Company incurred integration and other costs during the three and nine months ended March 31, 2006 of $5.1 million and $12.3 million, respectively, as compared to $4.4 million and $12.6 million, respectively, during the comparable prior year periods. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company’s operations and systems into the Company’s pre-existing operations and systems. These costs include the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and others.
Litigation Settlements, Net
     The following table summarizes the Company’s net litigation settlements during the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Litigation settlements, net:
Vitamin litigation	$—	$—	$—	$(0.6)
Pharmaceutical manufacturer antitrust litigation	(11.9)	—	(25.5)	(20.6)
Other legal matters	2.0	—	2.0	—

Total litigation settlements, net	$(9.9)	$—	$(23.5)	$(21.2)

     Vitamin Litigation. During the nine months ended March 31, 2005 the Company recorded income of $0.6 million resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through March 31, 2005 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). There have been no recoveries since December 31, 2004, and the Company has settled all known claims, and the total amount of any future recovery is not likely to be material.
     Pharmaceutical Manufacturer Antitrust Litigation. During the three and nine months ended March 31, 2006, the Company recorded income of $11.9 million and $25.5 million, respectively, as compared to income of $20.6 million for the nine months ending March 31, 2005 related to settlement of pharmaceutical manufacturer antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims against certain prescription drug manufacturers through March 31, 2006 was $123.1 million (net of attorney fees, payments due to other interested parties and expenses withheld).
     Other Legal Matters. During the three months ended March 31, 2006, the Company recorded an accrual of $2.0 million in accordance with SFAS No. 5, “Accounting for Contingencies” related to other legal matters.
Other
     During the three and nine months ended March 31, 2006, the Company incurred costs totaling $4.8 million and $23.3 million, respectively. The costs incurred during the three months ended March 31, 2006 primarily relate to legal fees and document preservation and production costs incurred in connection with the Securities and Exchange Commission (“SEC”) investigation and the Audit Committee internal review and related matters. The costs incurred during the nine months ended March 31, 2006 primarily relate to settlement reserves, legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 8.
     During the three and nine months ended March 31, 2005, the Company incurred costs totaling $7.1 million and $23.6 million, respectively. These costs relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters.
Special Items Accrual Rollforward
     The following table summarizes activity related to the liabilities associated with the Company’s special items during the nine months ended March 31, 2006:

Nine Months Ended
(in millions)	March 31, 2006

Balance at June 30, 2005	$85.9
Additions (1)	85.4
Payments	(81.7)

Balance at March 31, 2006	$89.6

(1)	Amount represents items that have been either expensed as incurred or accrued according to GAAP. These amounts do not include gross litigation settlement income of $25.5 million recorded as a special item during the nine months ended March 31, 2006.

Purchase Accounting Accruals
     In connection with restructuring and integration plans related to the acquisition of The Intercare Group, plc (which has been given the legal designation of Cardinal Health U.K. 432 Limited and is referred to in this Form 10-Q as “Intercare”), the Company accrued as part of its acquisition adjustments a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to the closing of certain facilities. As of March 31, 2006, the Company had paid $3.1 million of employee-related costs. During fiscal 2005, the Company reversed a $1.5 million accrual against goodwill as it was no longer necessary. No payments have been made associated with the facility closures. The accruals specifically related to the United Kingdom based Intercare Pharmaceutical Distribution business has been reclassified to discontinued operations. See Note 12 for more information on discontinued operations.
     In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of March 31, 2006, the Company had paid $13.9 million of employee related costs, $6.8 million associated with the facility closures and $1.1 million of other restructuring costs.
Summary of Estimated Future Costs
     Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.
     The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $123 million (approximately $80 million net of tax). These estimated costs are primarily associated with the Company’s previously-announced global restructuring program, the Alaris acquisition and the Company’s decision to exit one of its North American manufacturing facilities. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.
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
     On December 15, 2005, the Company issued $500 million of 5.85% Notes due 2017. The proceeds of the debt issuance were used for general corporate purposes, which included working capital, capital expenditures, acquisitions, investments, repayment of indebtedness and repurchases of equity securities.
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

     The Pharmaceutical Distribution and Provider Services segment distributes pharmaceuticals, health care products and other items typically sold by hospitals, retail drug stores and other health care providers. This segment provides distribution and other services to certain pharmaceutical manufacturers. The segment also provides support services complementing its distribution activities and a pharmaceutical repackaging and distribution program for independent and chain drug store customers as well as customers in the mail order business. In addition, this segment franchises and operates apothecary-style retail pharmacies.
     The Medical Products and Services segment manufactures medical and surgical products and distributes these self-manufactured products, as well as medical, surgical and laboratory products manufactured by other suppliers, to hospitals, physician offices, surgery centers and other health care providers. In addition, the segment distributes oncology, therapeutic plasma and other specialty pharmaceutical and biotechnology products to hospitals, clinics and other providers. Subsequent to March 31, 2006, the Company announced the sale of its oncology distribution capabilities. See Note 15 below for additional information.
     The Pharmaceutical Technologies and Services segment provides products and services to the health care industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating the Company’s proprietary drug delivery systems, such as softgel capsules, controlled release forms, Zydis® fast dissolving wafers and advanced sterile delivery technologies. This segment also provides packaging, radiopharmaceutical manufacturing and distribution, pharmaceutical development and analytical science services and scientific and regulatory consulting. It also manufactures and markets generic injectible pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom.
     The Clinical Technologies and Services segment provides products and services to hospitals and other health care providers that focus on patient treatment and safety as well as improving hospital operating efficiencies. This segment designs, develops, manufactures, sells and services intravenous medication safety and infusion therapy delivery systems and designs, develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other health care facilities. In addition, this segment provides services to the health care industry through integrated pharmacy management.
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
     The following tables include revenue and operating earnings for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Revenue:
Pharmaceutical Distribution and Provider Services (1)	$17,091.9	$15,516.1	$48,894.5	$44,776.1
Medical Products and Services	2,484.3	2,472.6	7,640.5	7,292.5
Pharmaceutical Technologies and Services (2)	714.5	676.6	2,079.7	2,003.4
Clinical Technologies and Services	602.5	522.4	1,781.7	1,593.3
Corporate (3)	(255.7)	(228.1)	(741.1)	(694.1)

Total revenue	$20,637.5	$18,959.6	$59,655.3	$54,971.2

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Operating earnings: (4)
Pharmaceutical Distribution and Provider Services (1) (5)	$289.4	$334.6	$729.2	$695.2
Medical Products and Services	172.5	182.4	476.3	461.5
Pharmaceutical Technologies and Services (2)	78.2	79.6	208.8	239.0
Clinical Technologies and Services	101.3	58.6	273.6	170.4
Corporate (6)	(82.0)	(63.9)	(255.5)	(287.9)

Total operating earnings	$559.4	$591.3	$1,432.4	$1,278.2

     The following table includes total assets at March 31, 2006 and June 30, 2005 for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated financial statements:

	At March 31,	At June 30,
(in millions)	2006	2005

Assets:
Pharmaceutical Distribution and Provider Services	$10,099.9	$9,112.3
Medical Products and Services	3,995.5	4,144.1
Pharmaceutical Technologies and Services	4,176.9	4,344.6
Clinical Technologies and Services (8)	3,837.2	3,667.5
Corporate (7)(8)	1,536.1	790.7

Total assets	$23,645.6	$22,059.2

(1)	The Pharmaceutical Distribution and Provider Services segment amounts were adjusted to reflect the classification of its United Kingdom based Intercare Pharmaceutical Distribution business as discontinued operations. Prior period amounts were adjusted to reflect these changes in classification. See Note 12 below for additional information regarding discontinued operations.

(2)	The Pharmaceutical Technologies and Services segment amounts were adjusted to reflect the classification of its Sterile Pharmaceutical Manufacturing business in Humacao, Puerto Rico and a significant portion of its Healthcare Marketing Services business as discontinued operations. Prior period amounts were adjusted to reflect these changes in classification. See Note 12 below for additional information regarding discontinued operations.

(3)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

(4)	During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change in methodology.

(5)	During the first quarter of fiscal 2006, the Company’s Pharmaceutical Distribution and Provider Services segment discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors of which a portion related to fiscal 2005, 2004 and 2003. During the second and third quarters of fiscal 2006, the Company reduced the charge by $3.5 million and $2.4 million, respectively, based on additional analysis performed and the results of ongoing settlement discussions with vendors who were impacted.

(6)	Corporate operating earnings include special items of $23.0 million and $42.7 million, respectively, for the three months ended March 31, 2006 and 2005, and $59.9 million and $174.0 million, respectively, for the nine months ended March 31, 2006 and 2005. See Note 5 for further discussion of the Company’s special items. In addition, corporate operating earnings include equity-based compensation of $48.7 million and $185.2 million, respectively, for the three and nine months ended March 31, 2006 and $2.2 million and $7.2 million, respectively, for the comparable prior year periods. The year-over-year increase in equity-based compensation is primarily a result of the Company implementing SFAS No. 123(R) applying the modified prospective method and the impact of SARs granted during the first quarter of fiscal 2006. The equity-based compensation expense recognized during the first and second quarters of fiscal 2005 represents the amortization of restricted share and restricted share unit awards. See Note 3 for further discussion of the Company’s equity-based compensation. Corporate operating earnings also include $8.2 million and $15.8 million, respectively, of operating asset impairments and gains and losses from the sale of operating and corporate assets for the three and nine months ended March 31, 2006 and $16.2 million and $98.9 million, respectively, of such costs during the three and nine months ended March 31, 2005. Unallocated corporate administrative expenses and investment spending are also included in corporate operating earnings.

(7)	The corporate assets primarily include cash and cash equivalents, short-term investments available for sale, corporate net property and equipment and unallocated deferred taxes.

(8)	The June 30, 2005 unallocated deferred taxes for the Clinical Technologies and Services segment of $200.6 million were allocated by Corporate to conform with current year presentation.
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
     As previously disclosed, since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. None of the defendants has responded to the complaints yet, nor has the Company.
     As previously disclosed, on December 6, 2005, a complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Vernon Bean v. John F. Havens, et al., No. 05CVH-12-13644. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief against the individual defendants and an award of attorney’s fees. All defendants have filed Motions to Dismiss the complaint.

Shareholder/ERISA Litigation Against Cardinal Health
     As previously disclosed, since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911). The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. Certain of the complaints also allege violations of Section 11 of the Securities Act of 1933, as amended, claiming material misstatements or omissions in prospectuses issued by the Company in connection with its acquisition of Bindley Western Industries, Inc. in 2001 and Syncor in 2003. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On March 27, 2006, the court granted a Motion to Dismiss with respect to the Company’s external auditors and a former officer and denied the Motion to Dismiss with respect to the Company and the other individual defendants.
     As previously disclosed, since July 2, 2004, 15 purported class action complaints (collectively referred to as the “Cardinal Health ERISA actions”) have been filed against the Company and certain officers, directors and employees of the Company by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “401(k) Plan”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include David McKeehan and James Syracuse v. Cardinal Health, Inc., et al. (04 CV 643), Timothy Ferguson v. Cardinal Health, Inc., et al. (04 CV 668), James DeCarlo v. Cardinal Health, Inc., et al. (04 CV 684), Margaret Johnson v. Cardinal Health, Inc., et al. (04 CV 722), Harry Anderson v. Cardinal Health, Inc., et al. (04 CV 725), Charles Heitholt v. Cardinal Health, Inc., et al. (04 CV 736), Dan Salinas and Andrew Jones v. Cardinal Health, Inc., et al. (04 CV 745), Daniel Kelley v. Cardinal Health, Inc., et al. (04 CV 746), Vincent Palyan v. Cardinal Health, Inc., et al. (04 CV 778), Saul Cohen v. Cardinal Health, Inc., et al. (04 CV 789), Travis Black v. Cardinal Health, Inc., et al. (04 CV 790), Wendy Erwin v. Cardinal Health, Inc., et al. (04 CV 803), Susan Alston v. Cardinal Health, Inc., et al. (04 CV 815), Jennifer Brister v. Cardinal Health, Inc., et al. (04 CV 828) and Gint Baukus v. Cardinal Health, Inc., et al. (05 C2 101). The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants.  On December 1, 2005, the lead plaintiff filed a Motion for Class Certification. The parties agreed to leave the Motion for Class Certification pending while the Court considered a Motion to Dismiss. On March 31, 2006, the court granted the Motion to Dismiss with respect to Putnam Fiduciary Trust Company and with respect to plaintiffs’ claim for equitable relief. The court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants.
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
     The Company is unable to predict or determine the outcome or resolution of the proceedings described under the heading “Shareholder/ERISA Litigation Against Cardinal Health,” or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows.
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
     As previously disclosed, a purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On

August 24, 2004, the Court granted in part and denied in part Defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against defendants Ed Burgos and Sheila Coop, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case. The lead plaintiff has appealed this decision.
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
     In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on the Company’s quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and other matters identified in the course of the Audit

Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”), the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”) and the December 6, 2005 Form 8-K.
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
     As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
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
Other Matters
     In addition to the legal proceedings disclosed above, the Company also becomes involved from time to time in other litigation and regulatory matters incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for the nine months ended March 31, 2006 were as follows:

	Pharmaceutical	Medical
	Distribution	Products	Pharmaceutical	Clinical
	and Provider	and	Technologies	Technologies
(in millions)	Services	Services	and Services	and Services	Total

Balance at June 30, 2005	$105.5	$672.1	$1,735.0	$1,759.3	$4,271.9
Goodwill acquired — net of purchase price adjustments, foreign currency translation adjustments and other (1) (2) (3)	29.7	36.7	(16.7)	(38.9)	10.8

Balance at March 31, 2006	$135.2	$708.8	$1,718.3	$1,720.4	$4,282.7

(1)	The increase within the Pharmaceutical Distribution and Provider Services segment primarily relates to the acquisition of ParMed Pharmaceuticals, a generic telemarketing business, resulting in a preliminary goodwill allocation of $31.4 million. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

(2)	The increase within the Medical Products and Services segment primarily relates to the acquisition of the remaining minority interest of Source Medical Corporation, a Canadian distribution business, resulting in a preliminary goodwill allocation of $38.5 million. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

(3)	The decrease within the Clinical Technologies and Services segment primarily relates to a deferred tax adjustment of approximately $32.2 million related to the Alaris acquisition. The remaining amounts represent a reduction due to the sale of a business, purchase price adjustments and other foreign currency translation adjustments.
     The allocation of the purchase price related to these acquisitions and certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

     Intangible assets with definite lives are being amortized using the straight-line method over periods that range from one to forty years. The detail of other intangible assets by class as of June 30, 2005 and March 31, 2006 was as follows:

	Gross	Accumulated	Net
(in millions)	Intangible	Amortization	Intangible

June 30, 2005
Unamortized intangibles:
Trademarks and patents	$181.5	$0.4	$181.1

Total unamortized intangibles	$181.5	$0.4	$181.1

Amortized intangibles:
Trademarks and patents	$151.3	$23.9	$127.4
Non-compete agreements	4.0	1.6	2.4
Customer relationships	221.6	32.3	189.3
Other	98.6	28.2	70.4

Total amortized intangibles	$475.5	$86.0	$389.5

Total intangibles	$657.0	$86.4	$570.6

March 31, 2006
Unamortized intangibles:
Trademarks and patents	$182.8	$0.4	$182.4

Total unamortized intangibles	$182.8	$0.4	$182.4

Amortized intangibles:
Trademarks and patents	$163.0	$35.4	$127.6
Non-compete agreements	3.7	1.5	2.2
Customer relationships	219.7	52.1	167.6
Other	85.5	25.9	59.6

Total amortized intangibles	$471.9	$114.9	$357.0

Total intangibles	$654.7	$115.3	$539.4

     There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and nine months ended March 31, 2006 was $13.1 million and $39.5 million, respectively, and $12.7 million and $38.2 million, respectively, during the comparable prior year periods.
     Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2006	2007	2008	2009	2010

Amortization expense	$52.6	$51.5	$46.3	$43.4	$42.3
10. GUARANTEES
     The Company has contingent commitments related to certain lease agreements. These leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these leases, which range in length from five to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2006, the maximum amount the Company could be required to reimburse was $164.0 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has a liability of $3.5 million recorded as of March 31, 2006 related to these agreements. The Company’s maximum amount to be reimbursed decreased significantly during the second quarter of fiscal 2006 due to the Company’s decision to repurchase certain buildings and equipment of approximately $139.5 million which were previously under lease agreements.

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
     For the three and nine months ended March 31, 2006, the Company incurred charges of $8.2 million and $15.8 million, respectively. The Company did not record any individually significant impairments during these periods.
     For the three and nine months ended March 31, 2005, the Company incurred charges of $16.2 million and $98.9 million, respectively. With respect to the more significant impairments recorded during the three months ended March 31, 2005, the Company incurred the following impairments:
•	Impairments of approximately $7.2 million within its Corporate segment relating to a decision to write-off internally developed software during the third quarter of fiscal 2005.
     With respect to the more significant impairments recorded during the nine months ended March 31, 2005, the Company incurred the following impairments:
•	Impairments of approximately $72.9 million within the Pharmaceutical Technologies and Services segment. The impairments related primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144, as a result of strategic business decisions during the second quarter of fiscal 2005.

•	Impairments of approximately $9.9 million related to operating lease agreements for certain real estate and equipment used in the operations of the Company.

•	Impairment of $5.2 million on an aircraft within its corporate entity, which was repurchased from an operating lease. The aircraft met all criteria to be classified as held for sale during the second quarter of fiscal 2005. The impairment recognized reduced the cost of the aircraft to its fair market value based upon quoted market prices of similar assets. The Company subsequently sold the aircraft during the third quarter of fiscal 2005 and no significant gain or loss was recognized.

12. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
     During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its Healthcare Marketing Services (“HMS”) business (“HMS disposal group”) and its United Kingdom based Intercare Pharmaceutical Distribution business (“IPD”), thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining component of the HMS business will remain within the Company. In accordance with SFAS No. 144 and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the businesses’ net carrying value. The resulting impairment charges of approximately $152.7 million and approximately $85.5 million for the HMS disposal group and IPD business, respectively, are recorded within discontinued operations. The Company will continue to assess the net expected value less costs to sell to determine if any adjustments are necessary prior to the closing of the sale transaction. The net assets held for sale of the HMS disposal group at March 31, 2006 and June 30, 2005 are included within the Pharmaceutical Technologies and Services segment. The net assets held for sale of the IPD business at March 31, 2006 and June 30, 2005 are included within the Pharmaceutical Distribution and Provider Services segment. The Company expects to sell both of the businesses prior to the end of the third quarter of fiscal 2007.
     As previously announced, the Specialty Distribution business’ largest customer began self distribution on January 1, 2006, which significantly impacted revenue and operating earnings for this business as this customer represented approximately $1.5 billion of fiscal 2005 revenue. During the third quarter of fiscal 2006, the Company committed to a plan to sell a significant portion of the Specialty Distribution business. In accordance with SFAS No. 144, the net assets held for sale of this business are presented separately on the consolidated balance sheets and were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value. The resulting impairment charge of approximately $2.7 million is recorded within “impairment charges and other.” See Note 11 for additional information on impairment charges and other. The results of the Specialty Distribution business are reported within earnings from continuing operations on the condensed consolidated statements of earnings. The net assets held for sale of the portion of the Specialty Distribution business at March 31, 2006 and June 30, 2005 are included within the Medical Products and Services segment.
     During the fourth quarter of fiscal 2005, the Company decided to discontinue its Sterile Pharmaceutical Manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF 03-13. In accordance with SFAS No. 144, the net assets of Humacao are presented as assets held for sale and the results of operations of Humacao are presented as discontinued operations. The net assets at March 31, 2006 and June 30, 2005 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.
     In connection with the acquisition of Syncor in fiscal 2004, the Company acquired certain operations of Syncor that were discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations, including the medical imaging business and certain overseas operations. The Company continued with these plans and added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144 and EITF 03-13, the results of operations of these businesses are presented as discontinued operations. The Company sold all of the remaining Syncor discontinued operations prior to the end of fiscal 2005.
     During the nine months ended March 31, 2005, the Company recorded a gain of approximately $18.7 million related to the sale of the Radiation Management Services business within the Company’s Pharmaceutical Technologies and Services segment. This business unit was not previously classified as discontinued operations because it did not qualify in accordance with SFAS No. 144 and EITF 03-13 until the second quarter of fiscal 2005. The assets and liabilities of the business were not classified as held for sale and the results of operations related to the business were not classified as discontinued operations as the amounts were not significant.

     The results of discontinued operations for the three and nine months ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Revenue	$121.6	$144.1	$409.4	$486.8
Gain from sale of business unit	—	—	—	18.7
Impairment charges	(238.2)	—	(238.2)	—

Loss before income taxes	(246.7)	(11.1)	(270.9)	(11.9)
Income tax benefit/(expense) (1) (2)	37.7	2.3	44.1	(0.8)

Loss from discontinued operations	$(209.0)	$(8.8)	$(226.8)	$(12.7)

(1)	The discontinued operations income tax benefit is $37.7 million, or 15.3%, and $44.1 million, or 16.3%, for the three and nine months ended March 31, 2006, respectively. These tax rate percentages are significantly impacted by the non-tax deductibility of $138.4 million of goodwill write offs included in the aforementioned impairment charges for IPD and HMS recorded during the three months ended March 31, 2006. As a result, the net effective tax benefit is $35.4 million, or 14.9%, on the $238.2 million of impairment charges included in discontinued operations.

(2)	The income tax expense of $0.8 million during the nine months ended March 31, 2005 is primarily a result of tax expense recognized on the $18.7 million gain on the sale related to the Radiation Management Services business discussed above which was partially offset by the tax benefit from the Humacao discontinued operations due to lower statutory tax rates in Puerto Rico.
     At March 31, 2006 and June 30, 2005, the major components of assets and liabilities held for sale and discontinued operations were as follows:

	March 31,	June 30,
(in millions)	2006	2005

Current assets	$261.7	$514.3
Property and equipment, net	27.5	38.9
Other assets	26.8	254.9

Total assets	$316.0	$808.1

Current liabilities	$145.2	$343.8
Long term debt and other	10.0	1.7

Total liabilities	$155.2	$345.5

     Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.
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
     At March 31, 2006, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the three and nine months ended March 31, 2006, the Company sold and subsequently repurchased $150.0 million of receivables under this receivables sales facility program. At March 31, 2006, the Company had $550 million of receivable sales outstanding. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. The Company provided a secured interest in the existing receivables of $250.7 million at March 31, 2006, as required under this program.

     For additional information regarding off-balance sheet arrangements, see Note 10 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K.
14. EMPLOYEE RETIREMENT BENEFIT PLANS
     Components of the Company’s net periodic benefit costs for the three and nine months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$0.5	$0.4	$1.3	$1.1
Interest cost	2.6	2.6	8.0	7.8
Expected return on plan assets	(2.0)	(1.8)	(6.1)	(5.3)
Net amortization and other (1)	0.7	0.6	2.1	1.8

Net periodic benefit costs	$1.8	$1.8	$5.3	$5.4

(1)	Amounts primarily represent the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.
     The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.
15. SUBSEQUENT EVENTS
     On April 17, 2006, the Board of Directors of the Company appointed R. Kerry Clark as the President and Chief Executive Officer of the Company. Also on that date, the Board appointed Robert D. Walter Executive Chairman of the Board. Mr. Walter had been Chairman of the Board and Chief Executive Officer of the Company. Also on that date, George L. Fotiades ceased to be President and Chief Operating Officer of the Company.
     Also subsequent to March 31, 2006, the Company signed a definitive agreement to acquire Denver Biomedical, Inc., which develops and manufactures medical devices for acute care cancer hospitals and oncology offices. This business will be consolidated within the Company’s Medical Products and Services segment.
     Also subsequent to March 31, 2006, the Company announced the sale of a significant portion of the Company’s Specialty Distribution business to Oncology Therapeutics Network, a wholly owned subsidiary of Oncology Holdings, Inc. Oncology Therapeutics Network, a specialty pharmaceutical services company, will primarily acquire the Company’s oncology distribution capabilities and the Company will maintain a minority ownership in Oncology Holdings, Inc.
     Also subsequent to March 31, 2006, the Company signed a definitive agreement to acquire the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries. This business will be consolidated within the Company’s Pharmaceutical Distribution and Provider Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2006 and June 30, 2005, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s December 6, 2005 Form 8-K.
     Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2005 Form 10-K (including in the section entitled “Risk Factors That May Affect Future Results” under “Item 1: Business,” as updated by “Part II, Item 1A” of the Form 10-Q for the quarter ended December 31, 2005 and this Form 10-Q) and are incorporated in this Form 10-Q by reference. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     The following summarizes the Company’s results of operations for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
(in millions, except per Common Share amounts)	Growth (1)	2006	2005	Growth (1)	2006	2005

Revenue	9%	$20,637.5	$18,959.6	9%	$59,655.3	$54,971.2
Operating earnings	(5)%	$559.4	$591.3	12%	$1,432.4	$1,278.2
Earnings from continuing operations	(5)%	$355.8	$374.5	12%	$905.9	$805.7
Net earnings	(60)%	$146.8	$365.7	(14)%	$679.1	$793.0
Net diluted earnings per Common Share	(60)%	$0.34	$0.84	(13)%	$1.58	$1.82

(1)	Growth is calculated as the change for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005.
     The results of operations during the three and nine months ended March 31, 2006 reflect the increasing demand for the Company’s diverse portfolio of products and services. The Company continues to experience strong demand from health care providers for the Company to provide integrated solutions. These integrated solutions include products and services from multiple lines of businesses within the Company, and currently represent approximately $9 billion of annualized sales.
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

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense
     During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee options, to be recognized in the condensed consolidated statement of earnings based on the grant date fair value of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.
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
     Total Company operating earnings for the three and nine months ended March 31, 2006 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R) and the impact of SARs granted during the three months ended September 30, 2005. The Company recorded $48.7 million and $185.2 million, respectively, for equity-based compensation during the three and nine months ended March 31, 2006 compared to $2.2 million and $7.2 million, respectively, in the comparable prior year periods. The Company now expects that equity compensation expense for fiscal 2006 will be approximately $240 million compared to its previously-disclosed range of $220 million to $230 million due to compensation actions taken in connection with recent management changes and an increase in the fair value of the outstanding SARs at March 31, 2006. This updated estimate may be further impacted by any additional significant compensation actions during the fourth quarter, required changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Shares. Beyond the current fiscal year, the Company expects the equity-based compensation expense to decline year-over-year due in part to the significant changes made to the Company’s equity compensation program, including a reduction in the overall number of employee options granted. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information.
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
     The Company expects the global restructuring program to be implemented in two phases. The first phase of the program, which was announced in December 2004, focuses on business consolidations and process improvements, including rationalizing the Company’s facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, which was announced in August 2005, focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations. See Note 5 of “Notes to Condensed Consolidated Financial Statements” for discussion of the restructuring costs incurred by the Company during the three and nine months ended March 31, 2006 and 2005 related to both phases of the global restructuring program.
Government Investigations and Board Committee Internal Reviews
     The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters, and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company’s Audit Committee also is conducting its own internal review, assisted by independent counsel. The Audit Committee internal review is ongoing, but is substantially complete.
     As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the quarter ended December 31, 2005 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the

SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters see Note 8 of “Notes to Condensed Consolidated Financial Statements.”
Results of Operations

Revenue
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
		Percent of Company			Percent of Company
		Revenue			Revenue
	Growth (1)	2006	2005	Growth (1)	2006	2005

Pharmaceutical Distribution and Provider Services	10%	82%	81%	9%	81%	80%
Medical Products and Services (2)	—%	12%	13%	5%	13%	13%
Pharmaceutical Technologies and Services	6%	3%	3%	4%	3%	4%
Clinical Technologies and Services	15%	3%	3%	12%	3%	3%

Total Company	9%	100%	100%	9%	100%	100%

(1)	Growth is calculated as the change in revenue for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005.

(2)	The Medical Products and Services segment’s revenue growth was less than 1% for the three months ended March 31, 2006.
     Total Company. Revenue for the three months ended March 31, 2006 increased 9% compared to the same period in the prior year. These increases resulted from the following:
•	increased revenue within each of the Company’s four reportable segments, including revenue growth of 10% within the Pharmaceutical Distribution and Provider Services segment, driven primarily by growth within “Bulk Revenue,” and 15% within the Clinical Technologies and Services segment, driven primarily from revenue growth within the Pyxis and Alaris products businesses;

•	the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company’s diverse offerings; and

•	the addition of new products.
     Revenue for the nine months ended March 31, 2006 increased 9% compared to the same period in the prior year. These increases resulted from the following:
•	increased revenue within each of the Company’s reportable segments;

•	revenue growth from existing customers;

•	the addition of new customers, some of which resulted from new corporate agreements with health care providers that integrate the Company’s diverse offerings; and

•	the addition of new products.
     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s revenue growth of 10% and 9%, respectively, for the three and nine months ended March 31, 2006 resulted from strong sales to retail chain customers. The most significant growth was in “Bulk Revenue” (defined below), which increased approximately 21% and 23%, respectively, for the three and nine months ended March 31, 2006. See the Bulk Revenue discussion below. In addition, pharmaceutical price increases for the trailing twelve month period of approximately 5.7% contributed to the revenue growth in this segment.
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

     Bulk Revenue for the three months ended March 31, 2006 and 2005 was $7.6 billion and $6.2 billion, respectively, and for the nine months ended March 31, 2006 and 2005 was $21.5 billion and $17.5 billion, respectively. The increase in Bulk Revenue primarily relates to additional volume from existing large retail chain customers and market growth with customers in the mail order business. The increase from existing customers is primarily due to certain customers deciding to purchase from the Company rather than directly from the manufacturer.
     Medical Products and Services. The Medical Products and Services segment’s revenue growth was less than 1% and 5%, respectively, for the three and nine months ended March 31, 2006. The following positively impacted revenue for the three and nine months ended March 31, 2006:
•	revenue growth within the segment’s manufactured gloves and respiratory product lines primarily due to new customer accounts and new products;

•	revenue growth within the segment’s distribution business primarily due to new customer accounts and increased volume from existing customers; and

•	strong international revenue growth due to new customers, primarily in Canada.
     As previously disclosed, the Specialty Distribution business’ largest customer began self distribution on January 1, 2006 which significantly impacted revenue growth for the three months ended March 31, 2006. Revenue decreased approximately 17% for the three months ended March 31, 2006 within the Specialty Distribution business primarily due to the loss of this customer. Subsequent to March 31, 2006, the Company announced the sale of a significant portion of the Company’s Specialty Distribution business to Oncology Therapeutics Network, a wholly owned subsidiary of Oncology Holdings, Inc. Oncology Therapeutics Network, a specialty pharmaceutical services company, will primarily acquire the Company’s oncology distribution capabilities and the Company will maintain a minority ownership in Oncology Holdings, Inc.
     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s revenue growth of 6% and 4%, respectively, for the three and nine months ended March 31, 2006 resulted primarily from the following:
•	increased demand for the Company’s controlled release and Zydis formulations;

•	increased volume within the Packaging Services and Nuclear Pharmacy Services businesses; and

•	improved terms with existing customers and increased volume on certain sterile products.
     In addition, during the nine months ended March 31, 2006, the Biotechnology and Sterile Life Sciences business received a payment of approximately $14.0 million from an ongoing customer for commitments through December 31, 2005 and for the cancellation of a future commitment. The segment’s growth was adversely affected by operational issues within the Biotechnology and Sterile Life Sciences business.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s revenue growth of 15% and 12%, respectively, for the three and nine months ended March 31, 2006 resulted primarily from revenue growth within the Pyxis and Alaris products businesses. Pyxis products revenue increased approximately 31% and 22%, respectively, during the three and nine months ended March 31, 2006 due to higher unit sales resulting from increased demand for the Medstation 3000 product and improvements within the sales and installation cycles. Revenue increased approximately 17% and 15%, respectively, during the three and nine months ended March 31, 2006 within the Alaris products business due to competitive displacements driven by technological advantages and sales obtained through the Company’s other relationships. In addition, Alaris revenue increased due to the continued demand for its core products and the introduction of new products into the market. These strong revenue increases were tempered by revenue growth of 8% and 7%, respectively, for the three and nine months ended March 31, 2006 within the Clinical Services and Consulting business.

Operating Earnings
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
		Percent of Company			Percent of Company
		Operating Earnings			Operating Earnings
	Growth (1)	2006	2005	Growth (1)	2006	2005

Pharmaceutical Distribution and Provider Services (2)	(14)%	45%	51%	5%	43%	44%
Medical Products and Services (2)	(5)%	27%	28%	3%	28%	30%
Pharmaceutical Technologies and Services (2)	(2)%	12%	12%	(13)%	13%	15%
Clinical Technologies and Services (2)	73%	16%	9%	61%	16%	11%

Total Company (2) (3)	(5)%	100%	100%	12%	100%	100%

(1)	Growth is calculated as the change in operating earnings for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005.

(2)	During the first quarter of fiscal 2006, the Company modified the way in which corporate costs are allocated to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change. The increase in corporate expenses adversely impacted growth rates within all four of the Company’s reportable segments. The increase in corporate expenses primarily relates to incentive compensation, costs associated with the One Cardinal Health initiative and increased legal expenses.

(3)	The Company’s overall operating earnings decrease of 5% and increase of 12% during the three and nine months ended March 31, 2006 includes the effect of special items, equity-based compensation and impairment charges. Special items, equity-based compensation and impairment charges are not allocated to the segments. See Notes 3, 5 and 11 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s equity-based compensation, special items and impairment charges and other.
     Total Company. Total Company operating earnings for the three months ended March 31, 2006 decreased 5% compared to the same period in the prior year. The overall decrease resulted from operating earnings declines in three of the Company’s four reportable segments. Operating earnings for the nine months ended March 31, 2006 increased 12% compared to the same period in the prior year due to operating earnings growth in three of the Company’s four reportable segments and the favorable year-over-year impact of special items and impairment charges and other, which were partially offset by increased selling, general and administrative expenses as discussed below. See Notes 5 and 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding special items and impairment charges and other.
     Total Company selling, general and administrative expenses increased 15% and 16%, respectively, during the three and nine months ended March 31, 2006 due in part to the impact of equity-based compensation, which represented 7 and 9 percentage points, respectively, of the total increase in selling, general and administrative expenses during these periods. The Company recorded $48.7 million and $185.2 million, respectively, for equity-based compensation during the three and nine months ended March 31, 2006 compared to $2.2 million and $7.2 million, respectively, in the comparable prior year periods. See the “Overview” section above and Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information. In addition, operating earnings for the three and nine months ended March 31, 2006 were adversely impacted by the following:
•	increased incentive compensation expense of approximately $14.4 million and $47.1 million, respectively;

•	incremental selling, general and administrative expenses associated with the One Cardinal Health initiative to streamline the Company’s operations and develop new capabilities in shared services, which are expected to lower costs across the Company in the future; and

•	increased legal expenses.

     Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s operating earnings decreased 14% during the three months ended March 31, 2006 primarily as a result of the impact of seasonal price increases during the third quarter of fiscal 2005 from the former “buy and hold” business model. The segment is experiencing less earnings seasonality now because approximately 70% of its branded margin is linked to non-seasonal distribution service fees. Operating earnings during the three months ended March 31, 2006 benefited from the following:
•	the segment’s revenue growth of 10% for the three months ended March 31, 2006;

•	strong branded inflation within the portion of the segment’s business that remains contingent on price increases;

•	the benefit of a last in, first out (“LIFO”) credit provision of approximately $6.5 million recorded during the three months ended March 31, 2006, primarily due to price deflation within generic pharmaceutical inventories;

•	expense control; and

•	the addition of new customers within the segment’s National Logistics Center.
     For the nine months ended March 31, 2006, the segment operating earnings growth of 5% was primarily due to the favorable year-over-year comparatives in the first half of fiscal 2006. As discussed above, this growth trend did not continue in the third quarter of fiscal 2006 due to less favorable comparatives in the third quarter of fiscal 2005. Operating earnings during the nine months ended March 31, 2006 also benefited from the following:
•	the segment’s revenue growth of 9% for the nine months ended March 31, 2006;

•	the benefit of a LIFO credit provision of approximately $19.5 million recorded during the nine months ended March 31, 2006, primarily due to price deflation within generic pharmaceutical inventories;

•	strong branded inflation within the portion of the segment’s business that remains contingent on price increases;

•	expense control; and

•	the addition of new customers and the incremental year-over-year benefit from the segment’s National Logistics Center, which became operational in August 2004.
     As previously disclosed, during the first quarter of fiscal 2006 the Company discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors of which a portion related to fiscal 2005, 2004 and 2003. During the second and third quarters of fiscal 2006, the Company reduced the charge by $3.5 million and $2.4 million, respectively, based on additional analysis performed and the results of ongoing settlement discussions with vendors who were impacted.
     Medical Products and Services. The Medical Products and Services segment’s operating earnings decreased 5% during the three months ended March 31, 2006 primarily due to the increased selling, general and administrative expenses allocated to the segment and the impact of the loss of a significant customer within the Specialty Distribution business. These adverse impacts were partially offset by revenue growth in the remaining portion of this segment, improving margins within the distribution business due to the mix of private-label and branded products and strong earnings growth in Canada.
     During the nine months ended March 31, 2006, the Medical Products and Services segment’s operating earnings increased 3% due to the following:
•	revenue growth of 5% for the nine months ended March 31, 2006;

•	manufacturing cost reductions;

•	expense control, partially related to the Company’s global restructuring program; and

•	the favorable year-over-year comparison resulting from a $16.4 million latex litigation charge taken during the first quarter of fiscal 2005.

     Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s operating earnings decreased 2% during the three months ended March 31, 2006 primarily due to the increased selling, general and administrative expenses allocated to the segment and operational issues within the Biotechnology and Sterile Life Sciences business. Operating earnings during the three months ended March 31, 2006 benefited from revenue growth of 6% for this same period and the impact of prices stabilizing within the Nuclear Pharmacy Services business.
     During the nine months ended March 31, 2006, operating earnings decreased 13% primarily due to the following:
•	continued operational issues and facilities operating below optimum capacity within existing sterile manufacturing facilities;

•	the impact of competitive pressures and pricing within the Nuclear Pharmacy Services business; and

•	the increased selling, general and administrative expenses allocated to the segment.
     Operating earnings during the nine months ended March 31, 2006 benefited from a $14 million payment from an ongoing customer within the Biotechnology and Sterile Life Sciences business for commitments through December 31, 2005 and for the cancellation of a future commitment.
     Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings increased 73% and 61%, respectively, during the three and nine months ended March 31, 2006 primarily due to the following:
•	revenue growth of 15% and 12%, respectively, during the three and nine months ended March 31, 2006;

•	higher unit margins due to favorable year-over-year sales mix;

•	favorable manufacturing efficiencies;

•	improvements in the sales and installation cycles;

•	integration synergies from the Alaris acquisition; and

•	favorable accounts receivable reserve adjustments of $8.0 million during the three months ended March 31, 2006 due to improved credit and collection processes and historical write off trends.
     Charges of $23.6 million during the nine months ended March 31, 2005 related to prior year purchase accounting adjustments from the Alaris transaction also contributed to the favorable year-over-year comparison. The $23.6 million charge during the nine months ended March 31, 2005 represented 20% of the nine month operating earnings increase. The purchase accounting adjustments during fiscal 2005 included an inventory valuation adjustment to “fair value,” with the adjusted, higher cost inventory being sold during the first two quarters.
Impairment Charges and Other
     For the three months ended March 31, 2006 and 2005, the Company incurred impairment charges of $8.2 million and $16.2 million, respectively. During the nine month period ended March 31, 2006 and 2005, the Company incurred impairment charges of $15.8 million and $98.9 million, respectively. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding “impairment charges and other.”
Special Items

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005

Restructuring costs	$20.6	$25.7	$39.3	$135.3
Merger-related costs	7.5	9.9	20.8	36.3
Litigation settlements, net	(9.9)	—	(23.5)	(21.2)
Other	4.8	7.1	23.3	23.6

Total special items	$23.0	$42.7	$59.9	$174.0

     See Note 5 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Company’s special items during the three and nine months ended March 31, 2006 and 2005.

Interest Expense and Other
     “Interest expense and other” decreased $5.6 million during the three months ended March 31, 2006 compared to the same period in the prior fiscal year. Interest expense was relatively consistent for the three months ended March 31, 2006 when compared to the comparable prior year period.
     “Interest expense and other” increased $6.0 million during the nine months ended March 31, 2006 compared to the same period in the prior fiscal year. The increase is primarily due to a benefit of $19.4 million included in the prior year balances. This benefit related to a reduction in income passed to a minority shareholder as a result of a significant asset impairment recorded in the three months ended December 31, 2004. The gross impairment charges are included in the “impairment charges and other” line item on the condensed consolidated statement of earnings and relate to the Oral Technologies business within the Pharmaceutical Technologies and Services segment. See Note 11 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding “impairment charges and other.” Interest expense was relatively consistent for the nine months ended March 31, 2006 when compared to the comparable prior year period.
Provision for Income Taxes
     The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was $169.2 million, or 32.2%, for the three months ended March 31, 2006, and $428.1 million, or 32.1%, for the nine months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2006 was not impacted by the inclusion of special items. The effective tax rate for the nine months ended March 31, 2006 increased by 0.1 percentage points due to the inclusion of special items which include the non-deductibility of the incremental SEC settlement reserve recorded in the second quarter of fiscal 2006. The effective tax rate during the three and nine months ended March 31, 2006 decreased by 0.1 percentage points and 0.4 percentage points, respectively, due to the expected tax rate for deductions relating to equity-based compensation expenses being higher than the average tax rate.
     The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was $176.8 million, or 32.1%, for the three months ended March 31, 2005 and $380.1 million, or 32.1%, for the nine months ended March 31, 2005. The effective tax rate for the three and nine months ended March 31, 2005 decreased by 0.1 percentage points, respectively, due to the inclusion of special items’ deductions. The tax rate during the three and nine months ended March 31, 2005 was not significantly impacted by equity-based compensation as the Company implemented FAS No. 123(R) applying the modified prospective method in the first quarter of fiscal 2006.
     A provision of the American Jobs Creation Act of 2004 (“AJCA”) enacted in October 2004 created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of fiscal 2005, the Company determined that it will repatriate $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA and accordingly recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. As of March 31, 2006, the Company had repatriated approximately $217.5 million of international dividends and expects to complete the repatriation of the remaining $282.5 million of AJCA related dividends by June 30, 2006. Planned uses of repatriated funds include domestic expenditures related to non-executives salaries, capital asset investments and other permitted activities.
Loss from Discontinued Operations
     See Note 12 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Liquidity and Capital Resources
Sources and Uses of Cash
     The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005:

	Nine Months Ended
	March 31,
(in millions)	2006	2005

Cash provided by/(used in):
Operating activities	$1,656.7	$2,030.9
Investing activities	$(825.4)	$(503.9)
Financing activities	$(517.9)	$(1,094.1)
     Operating activities. Net cash provided by operating activities during the nine months ended March 31, 2006 totaled $1.7 billion, a decrease of $374.2 million when compared to the same period a year ago. The year-over-year decrease was primarily a result of the sale of $800 million of receivables during the nine months ended March 31, 2005 under the Company’s committed receivables sales facility program. During the nine months ended March 31, 2006, accounts payable increased approximately $1.5 billion, which was partially offset by increased inventories of $401.9 million and increased accounts receivable of approximately $848.0 million during this period. The significant accounts payable and related receivable and inventory increases are due to the new sales volume from an existing large retail chain customer and the timing of inventory purchases from vendors in the Pharmaceutical Distribution and Provider Services segment.
     Investing activities. Cash used in investing activities during the nine months ended March 31, 2006 primarily represents the Company’s purchase of $399.4 million of short-term investments classified as available for sale and capital spending of approximately $330.5 million to develop and enhance the Company’s infrastructure. In addition, during the nine months ended March 31, 2006, the Company used cash of approximately $105.6 million for costs primarily associated with the acquisition of the remaining minority interest of Source Medical Corporation, a Canadian distribution business, within the Medical Products and Services segment and ParMed Pharmaceuticals, a generic telemarketing business, within the Pharmaceutical Distribution and Provider Services segment. During the nine months ended March 31, 2005, the majority of the cash used in investing activities related to costs of approximately $273.2 million associated with the acquisitions of Alaris and Geodax Technology, Inc and capital spending of approximately $276.7 million.
     Financing activities. The Company’s financing activities used cash of $517.9 million during the nine months ended March 31, 2006 primarily due to the $973.0 million utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to purchase certain buildings and equipment which were under capital lease agreements reflected in the reduction of long-term obligations of $260.7 million and pay dividends on its Common Shares of approximately $76.6 million. The above uses of cash were partially offset by $500 million received from the issuance of Notes in December of 2005 (net proceeds of $496.7) and the proceeds received from the shares issued under various employee stock plans of approximately $227.5 million.
     Cash used in financing activities of approximately $1.1 billion during the nine months ended March 31, 2005 primarily reflected the Company’s decision to retire the Company’s commercial paper and certain debt acquired from the Alaris acquisition and repurchase approximately $228.5 million of the Company’s Common Shares. These cash outflows were partially offset by net proceeds of approximately $1.3 billion received from the Company’s bank revolving credit facilities.

International Cash
     The Company’s cash balance of approximately $1.7 billion as of March 31, 2006 includes $483.3 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.
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
Share Repurchase Program
     On June 27, 2005, the Company announced a $1 billion share repurchase program. The Company began repurchasing Common Shares under the repurchase program during the three months ended December 31, 2005, and completed the program during the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company repurchased approximately $531.8 million of its Common Shares. See the table under “Part II, Item 2” for more information regarding these repurchases.
     On April 27, 2006, the Company announced a new $500 million share repurchase program. The Company expects to begin and complete repurchasing shares under this program in the fourth quarter of fiscal 2006, subject to market conditions.
Capital Resources
     In addition to cash, the Company’s sources of liquidity include a $1 billion commercial paper program backed by a $1 billion revolving credit facility and a $150 million extendible commercial note program. As of March 31, 2006, the Company did not have any outstanding borrowings from the commercial paper program. The Company entered into a $1 billion revolving credit agreement in November 2005, which replaced two $750 million revolving credit facilities. This new facility is available for general corporate purposes.
     On December 15, 2005, the Company issued $500 million of 5.85% Notes due 2017. The proceeds of the debt issuance were used for general corporate purposes, which included working capital, capital expenditures, acquisitions, investments, repayment of indebtedness and repurchases of equity securities.
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
     From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of services to the health care industry. The Company evaluates possible candidates for merger or acquisition and intends to take advantage of opportunities to expand its role as a provider of products and services to the health care industry through all its reporting segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such mergers or acquisitions. As disclosed in Note 15 of “Notes to Condensed Consolidated Financial Statements,” subsequent to March 31, 2006, the Company signed definitive agreements to acquire Denver Biomedical, Inc. and the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries.
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

Debt Covenants
     The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of March 31, 2006, the Company was in compliance with this covenant.
     As of March 31, 2006, the Company’s preferred debt securities contained a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. As of March 31, 2006, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a cure period during which the Company may discuss remedies with the security holders.
Contractual Obligations
     There have been no material changes, outside the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the December 6, 2005 Form 8-K.
Off-Balance Sheet Arrangements
     During the three and nine months ended March 31, 2006, the Company sold and subsequently repurchased $150.0 million of receivables under this receivables sales facility program. At March 31, 2006, the Company had $550 million of receivable sales outstanding. See Note 13 in “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q and Note 10 of “Notes to Consolidated Financial Statements” in the December 6, 2005 Form 8-K for more information regarding the off-balance sheet arrangements.
Other
     See Note 1 in the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Recent Developments
     Medicaid reform bill. The U.S. Congress recently passed a bill as part of the federal budget process that, among other things, changes the prescription drug reimbursement formula under Medicaid to reduce costs for that program. The President signed the bill into law on February 8, 2006. Under this new legislation, the major changes with respect to the reimbursement formula will not become effective until January 1, 2007. Various administrative agencies are in the process of defining the specific details of the legislation. The Company is continuing to work with its customers and the regulatory agencies in this process. The change in reimbursement formula and other provisions of this new legislation could have an adverse effect on the Company’s Pharmaceutical Distribution and Provider Services segment. The Company is currently developing plans to mitigate exposures from these legislative changes. If the Company fails to successfully develop and implement such plans, its business and results of operations may be adversely affected.
     See also Note 15 in the “Notes to Condensed Consolidated Financial Statements.”
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
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
     Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls on an ongoing basis and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
PART II. OTHER INFORMATION
Item 1: Legal Proceedings
     The discussion below is limited to certain of the legal proceedings in which the Company is involved, including material developments to certain of those proceedings. Additional information regarding the legal proceedings in which the Company is involved is provided in “Item 3: Legal Proceedings” of the 2005 Form 10-K, and is incorporated in this Form 10-Q by reference. To the extent any statements therein constitute “forward-looking statements,” reference is made to Exhibit 99.01 of this Form 10-Q and the section entitled “Risk Factors That May Affect Future Results” within “Item 1: Business” of the 2005 Form 10-K, as updated by “Part II, Item 1A” of the Form 10-Q for the quarter ended December 31, 2005 and this Form 10-Q.
     The legal proceedings described in Note 8 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Item 1 by reference. Unless otherwise indicated, all proceedings discussed in Note 8 remain pending.

Antitrust Litigation against Pharmaceutical Manufacturers
     As previously disclosed, during the past six years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries from these actions through March 31, 2006 were $123.1 million, including a $11.9 million recovery during the third quarter of fiscal 2006. The Company is unable at this time to estimate definitively future recoveries, if any, it will receive as a result of these class actions.
FTC Investigation
     As previously disclosed, in December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider and retail customers. The Company has been responding to the FTC request. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
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
Illinois Attorney General Investigation
     As previously disclosed, in October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena indicated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program related to repackaged pharmaceuticals. The Company is responding to the subpoena. Because the investigation is ongoing, the Company cannot predict its outcome or its impact on the Company’s business.
Other Matters
     In addition to the legal proceedings disclosed above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.
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

Item 1A: Risk Factors
     Set forth below are certain changes from risk factors previously disclosed in “Part I, Item 1: Business” of the 2005 Form 10-K under the heading “Risk Factors That May Affect Future Results.” The discussion below should be read together with the risk factors included in the 2005 Form 10-K, as updated by “Part II, Item 1A” of the Form 10-Q for the quarter ended December 31, 2005.
     The Company could be adversely affected if transitions in senior management are not successful. The Company’s operations depend to a large extent on the efforts of its senior management. On April 17, 2006, the Board of Directors of the Company appointed R. Kerry Clark as President and Chief Executive Officer. In connection with this appointment, the Company’s former Chairman and Chief Executive Officer, Robert D. Walter, became Executive Chairman of the Board. In addition, several other members of senior management, including the Company’s Chief Financial Officer, Chairman and Chief Executive Officer – Pharmaceutical Technologies and Services, Chief Legal Officer, Chief Ethics and Compliance Officer, Chief Accounting Officer and Controller and Treasurer have joined the Company since the beginning of the last fiscal year. The Company seeks to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company’s operations could be adversely affected if transitions in senior management are not successful or if the Company is unable to sustain an effective management team.
     Recent changes in the prescription drug reimbursement formula under Medicaid may adversely affect the Company’s Pharmaceutical Distribution and Provider Services segment. The U.S. Congress recently passed a bill as part of the federal budget process that, among other things, changes the prescription drug reimbursement formula under Medicaid to reduce costs for that program. The President signed the bill into law on February 8, 2006. Under this new legislation, the major changes with respect to the reimbursement formula will not become effective until January 1, 2007. Various administrative agencies are in the process of defining the specific details of the legislation. The Company is continuing to work with its customers and the regulatory agencies in this process. The change in reimbursement formula and other provisions of this new legislation could have an adverse effect on the Company’s Pharmaceutical Distribution and Provider Services segment. The Company is currently developing plans to mitigate exposures from these legislative changes. If the Company fails to successfully develop and implement such plans, its business and results of operations may be adversely affected.
     The Company may infringe on the rights of brand-name pharmaceutical companies if it distributes generic products purchased from unauthorized generics manufacturers. Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, the generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. The Company may distribute that generic product purchased from the generics manufacturer. As a result, the brand-name companies may assert infringement claims against the Company, and the Company could become subject to litigation regarding alleged infringement. While the Company may have indemnity rights against the generics manufacturer in certain instances, infringement claims and litigation can be costly and time consuming and could generate significant expenses and damage payments (including treble damages for willful infringement), which could adversely affect the Company’s results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2006:
Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased	Approximate Dollar
				as Part of	Value of Shares that
	Total Number			Publicly	May Yet Be
	of Shares		Average Price	Announced	Purchased Under the
Period	Purchased		Paid per Share	Program (1) (2)	Program

January 1-31, 2006	1,706,309	(3)(4)	$69.61	1,697,993	$413,632,514
February 1-28, 2006	2,664,172	(4)	70.85	2,664,000	224,832,028
March 1-31, 2006	3,059,129	(4)	73.48	3,058,900	—
Total	7,429,610		$71.65	7,420,893	$—

(1)	On June 27, 2005, the Company announced a $1 billion share repurchase program. The Company began repurchasing Common Shares under the repurchase program during the three months ended December 31, 2005 and completed the program during the three months ended March 31, 2006. The repurchase program expired when the entire $1 billion in aggregate amount of Common Shares was repurchased.

(2)	On April 27, 2006, the Company announced a new $500 million share repurchase program. The Company expects to begin and complete repurchasing shares under this program in the fourth quarter of fiscal 2006, subject to market conditions. The program will expire when the entire $500 million in aggregate purchase price of Common Shares has been repurchased.

(3)	Includes 7,986 Common Shares owned and tendered by an executive officer to meet the exercise price and tax withholding for an option exercise.

(4)	Includes 330, 172 and 230 Common Shares purchased in January, February and March 2006, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan.
Item 6: Exhibits

Exhibit
Number	Exhibit Description
10.01	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan

10.02	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: May 8, 2006	/s/ R. Kerry Clark
R. Kerry Clark
President and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Executive Vice President and Chief
Financial Officer