Form 10-K
period 2006-06-30
CARDINAL HEALTH INC
filed 2006-09-01
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2005, based on the closing price on December 31, 2005, was $28,617,303,619.

The number of Registrant’s Common Shares outstanding as of August 31, 2006, was as follows: Common Shares, without par value:  405,515,949.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in “Item 1A—Risk Factors”) and in Exhibit 99.01 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1: Business

General

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a holding company that owns operating subsidiaries conducting business as Cardinal Health. The Company is a leading provider of products and services supporting the healthcare industry, and helping healthcare providers and manufacturers improve the productivity and safety of healthcare. As used in this report, the terms the “Registrant,” the “Company” and “Cardinal Health” refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Except as otherwise specified, information in this report is provided as of June 30, 2006 (the end of the Company’s fiscal year).

The description of the Company’s business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Reportable Segments

As of and for the fiscal year ended June 30, 2006, the Company reported financial information for four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. As discussed below under “Fiscal 2007 Changes to Reportable Segments,” the Company will change its reportable segments beginning with the first quarter of the fiscal year ending June 30, 2007. The following business discussion is based on the four reportable segments as they were structured as of and for the fiscal year ended June 30, 2006.

Pharmaceutical Distribution and Provider Services

Through its Pharmaceutical Distribution and Provider Services segment, the Company distributes a broad line of pharmaceutical and other healthcare products. The Company’s Pharmaceutical Distribution business is one of the country’s leading full-service wholesale distributors of pharmaceutical and related healthcare products to retail customers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and alternate care providers (including mail order customers) located throughout the United States. The Pharmaceutical Distribution business provides its customers with weekly next-day delivery and emergency 24-hour service. As a full-service wholesale distributor, the Pharmaceutical Distribution business complements its distribution activities by offering a broad range of support services to assist its customers in maintaining and helping to improve the efficiency and quality of their services. These support services include:

•	online procurement, fulfillment and information provided through cardinalhealth.com;

•	computerized order entry and order confirmation systems;

•	generic sourcing programs;

•	product movement, inventory and management reports; and

•	consultation on store operations and merchandising.

The Company’s proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs and monitor their purchases.

Through this segment, the Company also provides services to branded pharmaceutical manufacturers in connection with distribution service agreements. These services include distribution services, inventory management services, data/reporting services, new product launch support and contract and chargeback administration services.

Through this segment, the Company also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as mail order customers. In addition, through this segment, the Company is a franchisor of apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. (“Medicine Shoppe”) and Medicap Pharmacies Incorporated (“Medicap”) franchise systems.

Medical Products and Services

Through its Medical Products and Services segment, the Company provides medical products and services to hospitals and other healthcare providers. The Company distributes a broad range of medical and laboratory products, representing approximately 2,000 suppliers in addition to its own line of surgical and respiratory therapy products to hospitals and other healthcare providers.

Through this segment, the Company also manufactures sterile and non-sterile procedure kits, single-use surgical drapes, gowns and apparel, exam and surgical gloves, fluid suction and collection systems, respiratory therapy products, surgical instruments, special procedure products and other products. In addition, through this segment, the Company assists its customers in reducing costs while helping to improve the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinalhealth.com, supply-chain management and instrument repair. It also distributes therapeutic plasma to hospitals, clinics and other providers.

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

The Pharmaceutical Development business provides drug discovery, development and analytical science services. The Nuclear Pharmacy Services business operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. Through this segment, the Company also manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom and offers product logistics management.

Clinical Technologies and Services

Through its Clinical Technologies and Services segment, the Company provides products and services to hospitals and other healthcare providers.

Through its Alaris products business, this segment designs, develops and markets intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment. Through its Pyxis products business, this segment develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other healthcare facilities. In addition, through its clinical services and consulting businesses, this segment provides services to the healthcare industry through integrated pharmacy services and the gathering and recording of clinical information for review, analysis and interpretation.

For information on comparative segment revenue, profits and related financial information, see Note 17 of “Notes to Consolidated Financial Statements.”

Fiscal 2007 Changes to Reportable Segments

Effective for the first quarter of the fiscal year ending June 30, 2007, the Company will report financial information for the following five reportable segments:

Supply Chain Services—Pharmaceutical. The Supply Chain Services-Pharmaceutical segment encompasses the businesses formerly within the Pharmaceutical Distribution and Provider Services segment, the Nuclear Pharmacy Services and product logistics management businesses formerly within the Pharmaceutical Technologies and Services segment and the therapeutic plasma distribution capabilities formerly within the Medical Products and Services segment.

Supply Chain Services—Medical. The Supply Chain Services-Medical segment encompasses the Company’s Medical Products Distribution business and the assembly of sterile and non-sterile procedure kits formerly within the Medical Products and Services segment.

Medical Products Manufacturing. The Medical Products Manufacturing segment encompasses the medical and surgical manufacturing businesses formerly within the Medical Products and Services segment.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment encompasses all of the businesses formerly within this segment with the exception of the Nuclear Pharmacy Services and product logistics management businesses, which will be part of the Supply Chain Services – Pharmaceutical segment.

Clinical Technologies and Services. There are no changes to the Clinical Technologies and Services segment.

The five segments align within two major businesses: Supply Chain Services, which is focused on the Company’s foundational logistics and distribution capabilities, and Pharmaceutical & Medical Products, which is focused on higher-margin, fast-growing manufacturing businesses. The Company intends to focus on gaining scale and efficiencies and delivering superior customer services in Supply Chain Services. In Pharmaceutical & Medical Products, the Company will be investing in customer-driven innovation and operational excellence.

Available Information

The Company’s Annual Report on Form 10-K as well as its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on the Company’s website (www.cardinalhealth.com, under the “Investors—SEC filings” captions) after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). SEC filings by the Company’s officers and directors reporting transactions and holdings in Company shares are also made available on the Company’s website, as are proxy statements for the Company’s shareholder meetings. These filings also may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company.

Information relating to corporate governance at Cardinal Health, including the Company’s Corporate Governance Guidelines and its Standards of Business Conduct, which applies to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all directors, is available on the Company’s website (www.cardinalhealth.com, under the “Investors” caption). Information about the Company’s Board of Directors and Board Committees, including Committee charters, also is available on the Company’s website (www.cardinalhealth.com, under the “Investors” caption). This information also is available in print (free of charge) to any shareholder who requests it from the Company’s Investor Relations department.

Acquisitions and Divestitures

Acquisitions. Since July 1, 2001, the Company has completed the following business combinations:

Date	Company	Location	Line of Business	Consideration Paid (amounts in millions)
				Shares		Stock Options Converted (1)	Cash
4/15/2002	Magellan Laboratories, Inc.	Research Triangle Park, North Carolina	Pharmaceutical contract development organization providing analytical and development services to pharmaceutical and biotechnological industries	—		—	$221	(2)

6/26/2002	Boron, LePore & Associates, Inc.	Wayne, New Jersey	Full-service provider of strategic medical education solutions to the healthcare industry	—		1.0	$189

1/1/2003	Syncor International Corporation	Woodland Hills, California	Leading provider of nuclear pharmacy services	12.5	(3)	3.0	—

12/16/2003	The Intercare Group, plc	United Kingdom	Contract services manufacturer and distributor for pharmaceutical companies	—		—	$570	(4)

6/28/2004	ALARIS Medical Systems, Inc.	San Diego, California	Provider of intravenous medication safety products and services	—		0.6	$2,080	(5)

(1)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company’s Common Shares. This column represents the number of the Company’s Common Shares subject to such converted stock options immediately following conversion.
(2)	Purchase price is before consideration of any tax benefits associated with the transaction.
(3)	Includes the assumption of approximately $120 million in debt.
(4)	Includes the assumption of approximately $150 million in debt.
(5)	Includes the assumption of approximately $358 million in debt.

In addition, the Company has completed a number of smaller acquisitions (asset purchases, stock purchases and mergers) during the last five fiscal years, including acquisitions of Medicap, Snowden Pencer Holdings, Inc. and Geodax Technology, Inc (“Geodax”). During fiscal 2006, the Company acquired ParMed Pharmaceutical, Inc. (“ParMed”), a generic telemarketing business, Denver Biomedical, Inc. (“Denver Biomedical”), which develops and manufactures medical devices for acute care cancer hospitals and oncology offices, and the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”). The Company also acquired the remaining shares of the Source Medical Corporation Canadian joint venture (the “Source Medical joint venture”) during fiscal 2006.

Divestitures. The Company has divested the international and non-core domestic businesses of Syncor International Corporation (“Syncor”) since acquiring Syncor in fiscal 2003. During fiscal 2006, the Company also divested a significant portion of the Specialty Distribution business formerly within its Medical Products and Services segment.

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of the Healthcare Marketing Services business within its Pharmaceutical Technologies and Services segment and the United Kingdom-based Intercare Pharmaceutical Distribution business within its Pharmaceutical Distribution and Provider Services segment, thereby meeting the held for sale criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These businesses have been reclassified to discontinued operations. Part of the Healthcare Marketing Services business being sold was acquired in the Boron, LePore & Associates, Inc. transaction described in the table above. The Intercare Pharmaceutical Distribution business was acquired in the The Intercare Group, plc (“Intercare”) transaction described in the table above.

The Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its operations and services across all reportable segments from time to time as appropriate. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities. In addition, the Company evaluates its portfolio of businesses from time to time as appropriate to identify any businesses for possible divestiture. For additional information concerning certain of the transactions described above, see Notes 2, 16 and 21 of “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

The Company’s largest customers, CVS Corporation (“CVS”) and Walgreen Co. (“Walgreens”), accounted for approximately 21% and 14%, respectively, of the Company’s revenue (by dollar volume) for fiscal 2006. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 46% of the Company’s revenue (by dollar volume) for fiscal 2006. All of the Company’s business with its five largest customers is included in its Pharmaceutical Distribution and Provider Services segment. The loss of one or more of these customers could adversely affect the Company’s results of operations and financial condition.

Businesses in each of the Company’s reportable segments have agreements with group purchasing organizations (“GPOs”) that act as purchasing agents that negotiate vendor contracts on behalf of their members. Approximately 15% of the Company’s revenue for fiscal 2006 was derived from GPO members through the contractual arrangements established with Novation, LLC (“Novation”) and Premier Purchasing Partners, L.P. (“Premier”), the Company’s two largest GPO relationships in terms of member revenue. Generally, compliance by GPO members with GPO vendor selections is voluntary. As such, the Company believes the loss of any of the Company’s agreements with a GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company’s results of operations and financial condition. See Note 12 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s concentrations of credit risk and major customers.

Suppliers

Pharmaceutical Distribution and Provider Services

The Company obtains its products from many different suppliers, the largest of which, Pfizer Inc., accounted for approximately 9% (by dollar volume) of the Company’s revenue in fiscal 2006. The Company’s five largest suppliers accounted on a combined basis for approximately 33% (by dollar volume) of the Company’s revenue during fiscal 2006. Overall, the Company believes that its relationships with its suppliers are good. The loss of certain suppliers could adversely affect the Company’s results of operations and financial condition if alternative sources of supply were unavailable at reasonable rates.

The Company’s Pharmaceutical Distribution business began a business model transition in fiscal 2003 regarding the manner in which it was compensated for the services that it provides to branded pharmaceutical manufacturers. Historically, Pharmaceutical Distribution was compensated by branded pharmaceutical manufacturers in the form of price inflation. Specifically, a significant portion of the compensation Pharmaceutical Distribution received from such manufacturers was derived from the Company’s ability to purchase pharmaceutical inventory in advance of price increases, hold that inventory as manufacturers increased prices, and generate a higher gross margin on the subsequent sale of that inventory.

Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of product available in the supply chain and, as a result, began to change their sales practices by restricting the volume of product available for purchase by wholesalers. In addition, manufacturers sought additional services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that manufacturers sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes significantly reduced the compensation (as a percentage of revenue) received by the Company from branded pharmaceutical manufacturers.

In response to these developments, the Company established a compensation system with branded pharmaceutical manufacturers that is significantly less dependent on manufacturers’ pricing practices, and is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer’s products. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that compensate the Company based on the services being provided to such manufacturers. This transition was completed during fiscal 2006. These new arrangements have moderated the seasonality of earnings which have historically reflected the pattern of manufacturers’ price increases.

Under the fee-for-service arrangements, reflected in written distribution service agreements, the Company’s compensation for these services may be a fee or a fee plus an inflation-based compensation component. In certain instances, the Company must achieve certain performance criteria to receive the maximum fees under the agreement. The fee is typically a fixed percentage of the Company’s purchases or the Company’s sales of the manufacturer’s products to customers. Apart from its fee-for-service arrangements reflected in distribution service agreements, the Company also continues to be compensated by some branded manufacturers based solely on price inflation. If the frequency or rate of branded pharmaceutical price inflation slows, the Company’s results of operations and financial condition could be adversely affected.

The distribution service agreements between the Company and certain branded pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. These agreements generally cannot be terminated unless mutually agreed to by the parties, a breach of the agreement occurs that is not cured, or in the event of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate without cause within a defined notice period.

Medical Products and Services, Pharmaceutical Technology and Services and Clinical Technologies and Services

The Medical Products and Services and Pharmaceutical Technologies and Services segments use a broad range of raw materials, compounds and purchased components in the products they manufacture, including latex, resins, gelatin and pharmaceutical ingredients, among others. The Clinical Technologies and Services segment uses purchased components in the products that it manufactures, including custom-designed components and assemblies. In certain circumstances, the Company’s results of operations and financial condition may be adversely affected by cost increases because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, although most of these raw materials or components are generally available, certain raw materials or components used by the Company’s manufacturing businesses may be available only from a limited number of suppliers. There also may be cases where a particular raw material may be available from another supplier or several other suppliers, but the Company is constrained to use a particular supplier due to customer requirements, regulatory filings or product approvals. In either case, where there are a limited number of suppliers, the Company may experience shortages in supply, and as a result, the Company’s results of operations and financial condition could be adversely affected.

The Company’s Medical Products and Services segment, at times, purchases medical/surgical and laboratory products from vendors other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of the segment’s businesses to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Medical Products and Services segment to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s results of operations and financial condition.

Competition

The Company operates in markets that are highly competitive.

Pharmaceutical Distribution and Provider Services

In the Pharmaceutical Distribution and Provider Services segment, the Company’s Pharmaceutical Distribution business competes directly with two other national wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies on the basis of a value proposition that includes pricing, breadth of product lines, service offerings and support services.

The Pharmaceutical Distribution business has narrow profit margins and, accordingly, the Company’s earnings depend significantly on its ability to:

•	compete effectively on the pricing of pharmaceutical products;

•	distribute a large volume and variety of products efficiently;

•	provide quality support services;

•	enter into and maintain satisfactory arrangements with branded and generic pharmaceutical manufacturers so it is compensated for the services it provides manufacturers; and

•	effectively manage inventory and other working capital items.

With respect to pharmacy franchising operations, a few smaller franchisors compete with Medicine Shoppe and Medicap in the franchising of pharmacies, with competition being based primarily upon financial assistance offered to qualified franchisees, aggregation of purchase volume, operational support and assistance, benefits offered to both the pharmacist and the customer, access to third-party programs, brand awareness and marketing support and pricing. Medicine Shoppe and Medicap also need to be competitive with a pharmacist’s ongoing options to operate an independent pharmacy or work for a chain pharmacy.

Medical Products and Services

The Company’s Medical Products and Services segment competes both domestically and internationally. Competitive factors within medical-surgical supply distribution include price, breadth of product offerings, product availability, order-filling accuracy (both invoicing and product selection) and service offerings. Within its distribution business, this segment competes across several customer classes with many different distributors, including Owens & Minor, Inc., Fisher Scientific International, Inc., Henry Schein, Inc. and Physician Sales & Service, Inc., among others.

Competitive factors within medical-surgical product manufacturing include product innovation, performance, quality, price and brand recognition. This segment competes against several product manufacturers, including Kimberly-Clark Corporation, Tyco International Ltd., Teleflex Incorporated, Mölnlycke Health Care, Medline Industries, Inc., Ansell Limited and 3M Company, among others.

Pharmaceutical Technologies and Services

In the Pharmaceutical Technologies and Services segment, the Company competes on several fronts both domestically and internationally, including competing with other companies that provide outsourcing services to pharmaceutical manufacturers based in North America, Latin America, Europe and Asia Pacific and competing with those pharmaceutical manufacturers that choose to perform these services themselves. Specifically, in this segment, the Company competes with:

•	providers of oral solid dose manufacturing, including those offering new drug delivery technologies and existing delivery technologies;

•	providers of sterile fill/finish manufacturing and lyophilization services;

•	providers of contract discovery, development, analytical laboratory and regulatory consulting services and manufacturing and packaging of clinical supplies;

•	companies that provide packaging components and packaging services;

•	providers of product logistics services; and

•	nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics, including numerous operators of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies.

The Company competes in this segment based upon a variety of factors, including quality, customer service, price, proprietary technologies or capabilities and responsiveness.

Clinical Technologies and Services

In the Clinical Technologies and Services segment, the Alaris products business competes based upon quality, technological innovation, price, the value proposition of helping improve patient outcomes while reducing overall costs associated with medication safety and patents and other intellectual property. Alaris’ competitors include both domestic and foreign companies, including Baxter International, Inc., Hospira, Inc., Fresenius AG and B. Braun Medical, Inc.

The Pyxis products business competes based upon quality, relationships with customers, price, customer service and support capabilities, patents and other intellectual property and its ability to interface with customer information systems. Actual and potential competitors for Pyxis include both existing domestic and foreign companies, including McKesson Corporation and Omnicell, Inc., as well as emerging companies that supply products for specialized markets and other outside service providers.

With respect to its clinical services and consulting businesses, the Company competes with both national and regional hospital pharmacy management firms and self-managed hospitals and hospital systems on the basis of services offered, the quality of the services it provides to its customers, price, its established base of existing operations, the effective use of information systems and the development of clinical programs.

Employees

As of August 31, 2006, the Company had more than 55,000 employees in the U.S. and abroad, of which 923 are subject to collective bargaining agreements. Overall, the Company considers its employee relations to be good.

Intellectual Property

The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its products, services and intangible assets. These proprietary rights are important to the Company’s ongoing operations. The Company operates under licenses for certain proprietary technology and in certain instances licenses its technology to third parties.

The Company has applied in the United States and certain foreign countries for registration of a number of trademarks and service marks, some of which have been registered, and also holds common law rights in various trademarks and service marks. It is possible that in some cases the Company may be unable to obtain the registrations for trademarks and service marks for which it has applied.

Through its Clinical Technologies and Services segment, the Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medical devices, infusion therapy systems, infusion administration sets and drug delivery systems. Through its Pharmaceutical Technologies and Services segment, the Company holds patents and license rights relating to certain aspects of its medication packaging, formulations, nutritional and pharmaceutical dosage forms, topical products, mammalian cell engineering and sterile manufacturing. Through its Medical Products and Services segment, the Company holds patents relating to certain aspects of its medical and surgical products and devices, including surgical and exam gloves, drapes, gowns, respiratory therapy devices, patient prep products and surgical instruments. The Company also holds patents relating to certain processes and products across all segments. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. The Company has enforced and will continue to enforce its intellectual property rights in the United States and worldwide.

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

Regulatory Matters

Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration (the “DEA”), the Food and Drug Administration (the “FDA”), the United States Nuclear Regulatory Commission (the “NRC”), the Department of Health and Human Services (“DHHS”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that:

•	distribute and/or engage in logistics services for prescription pharmaceuticals (including certain controlled substances) and/or medical devices;

•	manage or own pharmacy operations;

•	engage in or operate retail pharmacies or nuclear pharmacies;

•	purchase pharmaceuticals;

•	develop, manufacture or package pharmaceutical products and medical devices, including providing outsourced pharmaceutical manufacturing services;

•	market pharmaceutical products; and

•	provide consulting services and solutions that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.

In addition, certain of the Company’s subsidiaries are subject to requirements of the Controlled Substances Act and the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Certain of the Company’s subsidiaries that manufacture medical devices are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976, the Safe Medical Device Act of 1990, as amended in 1992, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002, and comparable foreign regulations. In addition, certain of the Company’s subsidiaries are subject to the Needlestick Safety and Prevention Act.

Laws regulating the manufacture and distribution of products also exist in most other countries where the Company’s subsidiaries conduct business. In addition, the international manufacturing operations within the Company’s Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services segments are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.

The Company’s franchising operations, through Medicine Shoppe and Medicap, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, many states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.

The Company’s Nuclear Pharmacy Services business operates nuclear pharmacies, imaging centers and related businesses such as cyclotron facilities used to produce positron emission tomography (“PET”) products used in medical imaging. This business operates in a regulated industry which requires licenses or permits from the NRC, the radiologic health agency and/or department of health of each state in which it operates and the applicable state board of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced.

As further discussed below, certain of the Company’s businesses are subject to federal and state healthcare fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Certain of the Company’s subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.

Services and products provided by certain of the Company’s businesses involve access to healthcare information gathered and assessed for the benefit of healthcare clients. Greater scrutiny on a federal and state level is being placed on how patient identifiable healthcare information should be handled and in identifying the appropriate parties and the means to do so. Changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying federal regulations, such as those pertaining to privacy and security, may affect how some of these information services or products are provided. In addition, certain of the Company’s operations, depending upon their location, may be subject to additional state or foreign regulations affecting personal data protection and how information services or products are provided. Failure to comply with HIPAA and other such laws may subject the Company and/or its subsidiaries to civil and/or criminal penalties, which could be significant.

The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require the Company to abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. The Company is also subject to certain laws and regulations concerning the conduct of its foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of the Company’s internal books and records.

The Company’s operations are affected by federal, state and/or local environmental laws. The Company has compliance programs in place designed to meet applicable environmental compliance requirements. The Company has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental laws. As a result of its acquisition of Allegiance Corporation, the Company is participating in cleaning up environmental contamination from past industrial activity at certain sites (see “Item 3—Legal Proceedings”).

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. Certain states, such as Florida, have already adopted laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, which will be effective December 1, 2006, will also require the passage of pedigree information in defined circumstances. Other states and government agencies are currently considering similar laws and regulations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s Pharmaceutical Distribution business, and could adversely affect the Company’s results of operations and financial condition. The Company continues to work with its suppliers to help minimize the risks associated with counterfeit products in the supply chain.

The Company is subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. Many of these laws and regulations are complex and broadly written and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

New federal legislation was enacted on February 8, 2006 that, among other things, changes the prescription drug reimbursement formula and related reporting requirements for generic pharmaceuticals under Medicaid to reduce costs for that program. Under this new legislation, the major changes with respect to generic pharmaceuticals are expected to become effective in 2007. Various administrative agencies are in the process of defining the specific details of the legislation. The Company is continuing to work with its customers and the regulatory agencies in this process. The Company is currently developing plans to mitigate the potential impact of these legislative changes. If the Company fails to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of this new legislation could adversely affect the Company’s results of operations and financial condition.

The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations, could be significant and the failure to comply with all such legal requirements could have an adverse affect on the Company’s results of operations and financial condition.

Inventories

In connection with the business model transition discussed under “Suppliers” above, the Pharmaceutical Distribution business’ days of inventory on hand are significantly lower than historical levels as a result of reduced investment buying opportunities and lower inventory levels negotiated with pharmaceutical manufacturers. The Company had historically maintained higher levels of inventory in its Pharmaceutical Distribution business in order to take advantage of price changes as partial compensation for its services. The business is generally not required by its customers to maintain particular inventory levels other than as may be required to meet service level requirements.

Certain supply contracts with U.S. Government entities require the Company’s Pharmaceutical Distribution and Medical Products Distribution businesses to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels.

The Company’s customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.

The Company’s practice is to offer market payment terms to its customers. The Company is not aware of any material differences between its practices and those of other industry participants.

Research and Development

For information on company-sponsored research and development costs in the last three fiscal years, see Note 1 of “Notes to Consolidated Financial Statements.”

Revenue and Long-Lived Assets by Geographic Area

For information on revenue and long-lived assets by geographic area, see Note 17 of “Notes to Consolidated Financial Statements.”

Item 1A: Risk Factors

The risks described below could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. These risks are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

Competitive pressures could adversely affect the Company’s results of operations and financial condition.

The Company operates in markets that are highly competitive. For example, the Company’s Pharmaceutical Distribution business competes with two national wholesale distributors, McKesson Corporation and AmerisourceBergen Corporation, and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies. Competitive pressures could adversely affect the Company’s results of operations and financial condition.

Substantial defaults or a material reduction in purchases of the Company’s products by large customers could have an adverse effect on the Company’s results of operations and financial condition.

In recent years, a significant portion of the Company’s revenue growth has been derived from a limited number of large customers. The Company’s largest customers, CVS and Walgreens, accounted for approximately

21% and 14%, respectively, of the Company’s revenue (by dollar volume) for fiscal 2006. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 46% of the Company’s revenue (by dollar volume) for fiscal 2006. In addition, CVS and Walgreens accounted for 25% and 26%, respectively, of the Company gross trade receivable balance at June 30, 2006. As a result, the Company’s sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from these or other large customers could have an adverse effect on the Company’s results of operations and financial condition.

In addition, certain of the Company’s businesses have entered into agreements with GPOs. Approximately 15% of the Company’s revenue for fiscal 2006 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Still, the loss of an agreement with a GPO could have an adverse effect on the Company’s results of operations and financial condition because the Company could lose customers or have to reduce prices as a result.

Changes in the United States healthcare environment could adversely affect the Company’s results of operations and financial condition.

The healthcare industry has changed significantly over time and the Company expects the industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for the Company’s products and services. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices, or changes in the Company’s customer mix, could also significantly reduce the Company’s revenue and results of operations.

Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. A decrease in the availability or changes in pricing of generic drugs could adversely affect the Company’s results of operations and financial condition.

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. Certain states, such as Florida, have already adopted laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, which will be effective December 1, 2006, will also require the passage of pedigree information in defined circumstances. Other states and government agencies are currently considering similar laws and regulations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s Pharmaceutical Distribution business, and could adversely affect the Company’s results of operations and financial condition.

New federal legislation was enacted on February 8, 2006 that, among other things, changes the prescription drug reimbursement formula and related reporting requirements for generic pharmaceuticals under Medicaid to reduce costs for that program. Under this new legislation, the major changes with respect to generic pharmaceuticals are expected to become effective in 2007. Various administrative agencies are in the process of defining the specific details of the legislation. The Company is continuing to work with its customers and the regulatory agencies in this process. The Company is currently developing plans to mitigate the potential impact of these legislative changes. If the Company fails to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of this new legislation could adversely affect the Company’s results of operations and financial condition.

The Company’s Medical Products and Services segment, at times, purchases medical/surgical and laboratory products from vendors other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of the segment’s businesses to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Medical Products and Services segment to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s results of operations and financial condition.

The Company’s Pharmaceutical Distribution business is subject to inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects the Company to risks and uncertainties.

As part of the Pharmaceutical Distribution business’s transition to fee-for-service terms, some distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with other branded manufacturers continue to be solely inflation-based. If the frequency or rate of branded pharmaceutical price inflation slows, the Company’s results of operations and financial condition could be adversely affected. In addition, the Pharmaceutical Distribution business distributes generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the Company’s results of operations and financial condition could be adversely affected.

The ongoing SEC investigation and U.S. Attorney inquiry could adversely affect the Company’s results of operations and financial condition.

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

The outcome of, and costs associated with, the SEC investigation and the U.S. Attorney inquiry could adversely affect the Company’s results of operations and financial condition. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the fiscal year ended June 30, 2006 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

The Company is subject to legal proceedings that could adversely affect the Company’s results of operations, financial condition, liquidity and cash flows.

The Company is involved in a number of legal proceedings, which, if decided adversely to the Company or settled by the Company, could have an adverse effect on the Company’s results of operations and financial condition.

The Company is subject to several class action lawsuits brought against the Company and certain of its former and present officers and directors since July 2004. The Company is currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows. The Company discusses these cases and other litigation to which it is a party in greater detail below under the caption “Item 3—Legal Proceedings” and in Note 10 of “Notes to Consolidated Financial Statements.”

In addition, the Company is subject to product and professional liability risks. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to pharmaceutical companies generally limit the amount of available policy limits, require larger self-insured retentions and include exclusions for certain products. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, these claims could adversely affect the Company’s results of operations and financial condition.

Additional restatements may be required, the historical consolidated financial statements may change or require amendment or additional disciplinary actions may be required.

During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review, which were discussed in Notes 1 and 2 of “Notes to Consolidated Financial Statements” included in the 2004 Form 10-K. In connection with these conclusions, the Audit Committee determined that the consolidated financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003, as well as the first three quarters of fiscal 2004, should be restated to reflect the conclusions from its internal review. In January 2005, the Audit Committee took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for certain of these matters.

There can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the Company’s previously-filed public reports or this report will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC investigation and U.S. Attorney inquiry continue, new issues may be identified, or the Audit Committee may make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the Company’s previously-filed public reports or this report.

Failure to comply with existing and future regulatory requirements could adversely affect the Company’s results of operations and financial condition.

The healthcare industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the NRC, DHHS, the European Union member states and other comparable agencies. Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the NRC, DHHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of the Company’s businesses. Any noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition.

On August 28, 2006, the Company announced that it has suspended production, sales, repairs and installation of its Alaris® SE infusion pump after approximately 1,300 units were seized by the FDA. On August 15, 2006, the Company initiated a voluntary field corrective action of the product as a result of information indicating that a sensitive keypad posed a risk of “key bounce” and could lead to over-infusion of patients. As part of the field corrective action, the Company sent letters and warning labels to its customers and is currently testing a modification that reduces sensitivity of the keyboard. This modification will need to be validated on the product and approved by the FDA. These actions did not require the return of products currently in use by customers and the Company currently has no plans of recalling these products. The Company has stopped manufacturing and distribution of the Alaris SE infusion pumps pending resolution of the issue with the FDA. There have been approximately 140,000 Alaris SE infusion pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company does not believe that implementation of the modification currently being tested will materially affect the Company’s results of operations or financial condition. However, the Company has not completed its testing or received approval from the FDA and if additional remedial actions are deemed necessary by the Company or the FDA, the effect could become material to the Company’s results of operations or financial condition.

The Company is subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. Many of these laws and regulations are complex and broadly written and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Circumstances associated with the Company’s acquisition strategy could adversely affect the Company’s results of operations and financial condition.

An important element of the Company’s growth strategy historically has been the pursuit of acquisitions of other businesses which expand or complement the Company’s existing businesses. Acquisitions involve risks, including the risk that the Company overpays for a business or is unable to obtain the synergies and other expected benefits from acquiring the business. Integrating acquired businesses also involves a number of special risks, including the following:

•	the possibility that management may be distracted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems and realizing potential operating synergies;

•	problems assimilating and retaining the employees of the acquired company or the Company’s employees following an acquisition;

•	accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including unforeseen issues related to internal control over financial reporting;

•	regulatory or compliance issues that could exist for an acquired company;

•	challenges in retaining the customers of the combined businesses; and

•	potential adverse short-term effects on results of operations through increased costs or otherwise.

If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner, its results of operations and financial condition could be adversely affected.

The Company could be adversely affected if transitions in senior management are not successful.

The Company’s operations depend to a large extent on the efforts of its senior management. On April 17, 2006, the Board of Directors of the Company appointed R. Kerry Clark as President and Chief Executive Officer. In connection with this appointment, the Company’s former Chairman and Chief Executive Officer, Robert D. Walter, became Executive Chairman of the Board. In addition, several other members of senior management have joined the Company since the beginning of fiscal 2005.

The Company seeks to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company’s results of operations could be adversely affected if transitions in senior management are not successful or if the Company is unable to sustain an effective management team.

The Company’s future results of operations are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials and energy.

The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products through its Medical Products and Services, Pharmaceutical Technologies and Services and Clinical Technologies and Services segments. It is possible that any of the Company’s supplier relationships could be interrupted due to natural disasters or other events or could be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have an adverse effect on the Company. In addition, while the Company has processes to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have an adverse effect on the Company’s results of operations.

Proprietary technology protections may not be adequate.

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

The products that the Company manufactures or distributes may infringe on the intellectual property rights of third parties.

From time to time, third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. While the Company believes that the products that it currently manufactures using its proprietary technology do not infringe upon proprietary rights of other parties or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that the Company would not be found to infringe on the proprietary rights of others.

The Company may be subject to litigation over infringement claims regarding the products it manufactures or distributes. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments or restrictions or prohibitions on the Company’s use of its technology, which could adversely affect the Company’s results of operations. In addition, if the Company is found to be infringing on proprietary rights of others, the Company may be required to develop non-infringing technology, obtain a license or cease making, using and/or selling the infringing products.

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. The Company may distribute that generic product purchased from the generics manufacturer. As a result, the brand-name company may assert infringement claims against the Company. While the Company generally obtains indemnity rights from generic manufacturers as a condition of distributing their products, there can be no assurances that these indemnity rights will be adequate or sufficient to protect the Company.

Risks generally associated with the Company’s information systems could adversely affect the Company’s results of operations.

The Company relies on information systems in its business to obtain, rapidly process, analyze and manage data to:

•	facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers; and

•	process payments to suppliers.

The Company’s results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.

Tax legislation initiatives or challenges to the Company’s tax positions could adversely affect the Company’s results of operations and financial condition.

The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

The Company’s global operations are subject to a number of economic, political and regulatory risks.

The Company conducts its operations in various regions of the world outside of the United States, including North America, South America, Europe and Asia Pacific. Global economic and regulatory developments affect businesses such as the Company’s in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws. The Company’s global operations are affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with the Company’s supply chain and customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

Item 1B: Unresolved Staff Comments

On October 6, 2005, the Company received a comment letter from the Staff of the SEC’s Division of Corporation Finance (the “Staff”) with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”). The Company responded to the Staff’s comments on November 23, 2005. The Company has since received follow-up comment letters from the Staff and the Company has responded to all subsequent comment letters. The principal unresolved comments have focused on the Company’s disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2005 Form 10-K with respect to the definition of bulk revenue and non-bulk revenue and the characteristics of transactions that distinguish these two types of revenue. In response to the Staff’s comment letters, the Company has included certain additional disclosures and revised disclosures in this Form 10-K. As of the date of the filing of this Form 10-K, the Staff continues to review the Company’s responses and, therefore, certain of the October 6, 2005 comments (as well as certain comments in subsequent letters) remain unresolved. The Company will continue to respond to any additional comment letters that the Company receives from the Staff.

Item 2: Properties

In the United States, the Company has 30 pharmaceutical distribution facilities and two specialty distribution facilities utilized by its Pharmaceutical Distribution and Provider Services segment. In its Medical Products and Services segment, the Company has 49 medical-surgical distribution facilities and 17 medical-surgical manufacturing facilities. In its Pharmaceutical Technologies and Services segment, the Company has 204 U.S. sites, 176 of which are Nuclear Pharmacy Services laboratory, manufacturing and distribution facilities, and the remainder of which are Packaging Services, Oral Technologies, Pharmaceutical Development and Biotechnology and Sterile Life Sciences facilities and one Specialty Pharmaceutical Services site. In its Clinical Technologies and Services segment, the Company has four U.S assembly operation facilities. The Company’s U.S. operating facilities are located in 42 states and in Puerto Rico.

Outside of the United States, the Company owns or leases 20 facilities through its Medical Products and Services segment, located in Australia, Canada, Dominican Republic, France, Germany, Malaysia, Malta, Mexico and Thailand. The Company owns or leases 19 operating facilities through its Pharmaceutical Technologies and Services segment, located in Argentina, Australia, Belgium, Brazil, France, Germany, Ireland, Italy, Japan and the United Kingdom. The Company owns or leases four manufacturing and distribution facilities through its Clinical Technologies and Services segment in Australia, Italy, Mexico and the United Kingdom.

The Company owns 110 of its operating facilities, and the remaining 239 operating facilities are leased. The Company’s principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the healthcare industry.

For certain financial information regarding the Company’s facilities, see Notes 8 and 10 of “Notes to Consolidated Financial Statements.”

Item 3: Legal Proceedings

Antitrust Litigation against Pharmaceutical Manufacturers

During the last several years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries to the Company from these actions through June 30, 2006 were $123.1 million. Additionally, in July 2006, the Company received its share of the settlement proceeds for one of these actions, approximately $7.3 million, which will be reported as a special item in the Company’s first quarter fiscal 2007 results. The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

Environmental Claims

In September 1996, Baxter International Inc. (“Baxter”) and its subsidiaries transferred to Allegiance Corporation and its subsidiaries (“Allegiance”), Baxter’s U.S. healthcare distribution business, surgical and respiratory therapy business and healthcare cost-management business, as well as certain foreign operations (the

“Allegiance Business”) in connection with a spin-off of the Allegiance Business by Baxter. In connection with this spin-off, Allegiance Corporation, which later merged with a subsidiary of the Company in February 1999, agreed to defend and indemnify Baxter from the following environmental claims.

The Michigan Department of Environmental Quality brought suit against Baxter as a potentially responsible party (“PRP”) along with a number of other PRPs in 1994 in the Circuit Court of the State of Michigan for Ingham County alleging contamination of the A-1 disposal site in Plainwell, Michigan (“A-1 Plainwell”). Among the contaminants at the site were solvent wastes generated by Burdick & Jackson (“Burdick”) of Muskegon, Michigan. Baxter became a PRP through its acquisition of Burdick in 1986. Allegiance agreed to defend and indemnify Baxter in this claim as part of the Baxter-Allegiance Spin-Off. The principal relief sought was for the PRPs to clean up the site to applicable standards and to reimburse the government for its oversight and other costs at the site. In a related action, Allegiance, through its association with Baxter and Burdick, was named a PRP to reimburse the State of Michigan for reimbursement costs associated with the construction of a landfill cap and continued operation, maintenance and monitoring of the A-1 Sunrise site in Michigan (“A-1 Sunrise”). Allegiance has paid approximately $95,000 for past remediation costs at the A-1 Plainwell site and approximately $230,000 at the A-1 Sunrise site. Remediation of the A-1 Plainwell site is substantially complete, subject to minimal operation, maintenance and monitoring of the site. Allegiance’s share of future remediation at the A-1 Sunrise site is approximately 1.8%. Allegiance has recorded environmental accruals based upon the information available that it believes are adequate to satisfy known costs. The Company believes that the impact of these claims upon Allegiance will be immaterial to the Company’s results of operations and financial condition.

As a result of the Burdick acquisition, Baxter was identified by the U.S. Environmental Protection Agency as a PRP for clean-up costs related to the Thermochem waste processing site in Muskegon, Michigan. Allegiance agreed to defend and indemnify Baxter in this claim as part of the Baxter-Allegiance spin-off. Based upon the information available, Allegiance believes the total clean-up cost of this site to be between approximately $17 million and $23 million. A well-funded PRP group, of which Allegiance is a member, has spent approximately $10 million in clean-up costs. Allegiance believes that current available funding of the PRP group, along with Allegiance’s additional recorded environmental accruals, are adequate to satisfy known costs. The Company believes that the impact of this claim upon Allegiance will be immaterial to the Company’s results of operations and financial condition.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” below). The defendants intend to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner, Derivatively on behalf of Cardinal Health, Inc. v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, U.S. generally accepted accounting principles (“GAAP”) and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” below) and the Bean complaint (see below). On August 22, 2006, the Court granted the parties’ joint Motion to Stay the actions pending the Court’s resolution of the plaintiffs’ Motion to Consolidate the Cardinal Health Franklin County derivative actions with the Staehr derivative action pending in Delaware County, which is discussed above. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these proceedings.

On December 6, 2005, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Vernon Bean v. John F. Havens, et al., No. 05CVH-12-13644. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief against the individual defendants and an award of attorney’s fees. On July 20, 2006, the Court conditionally granted defendants’ Motion to Dismiss for failure to verify the complaint as required. The dismissal was entered on August 23, 2006.

Shareholder/ERISA Litigation against Cardinal Health

Since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its current and former officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911).

The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants and includes the aforementioned Section 10(b), Rule 10b-5 and Section 20 claims. On March 27, 2006, the Court granted a Motion to Dismiss with respect to the Company’s external auditors and a former officer and denied the Motion to Dismiss with respect to the Company and the other individual defendants. Discovery is now proceeding.

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

The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the Court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On March 31, 2006, the Court granted the Motion to Dismiss with respect to Putnam Fiduciary Trust Company and with respect to plaintiffs’ claim for equitable relief. The Court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants. Discovery is now proceeding.

With respect to the proceedings described above under the headings “Derivative Actions” and “Shareholder/ERISA Litigation Against Cardinal Health,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

The Company is currently unable to predict or determine the outcome or resolution of the proceedings described under the heading “Shareholder/ERISA Litigation Against Cardinal Health,” or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows.

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

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case. The lead plaintiff has appealed this decision.

It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the proceedings described under the heading “Shareholder/ERISA Litigation Against Syncor.” However, the Company currently does not believe that the impact of these proceedings will have a material adverse effect on the Company’s results of operations or financial condition. The Company currently believes that there will be some insurance coverage available under the Company’s and Syncor’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

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

On October 17, 2005, DuPont filed a lawsuit against the Company in the Circuit Court for Davidson County, Tennessee. E.I. DuPont De Nemours and Company v. Cardinal Health 200, Inc., No. 05C3191. This lawsuit essentially repeats the breach of contract claims from DuPont’s earlier federal lawsuit. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that the impact of this proceeding, if any, will have a material adverse effect on the Company’s results of operations or financial condition.

ICU Litigation

Prior to the completion of the Company’s acquisition of ALARIS Medical Products, Inc. (“Alaris”), on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite® products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on the Company’s quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) and subsequent public reports filed by the Company.

Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, and, in January 2005, took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review that has been completed (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board as discussed below. The Audit Committee internal review is substantially complete.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the fiscal year ended June 30, 2006 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

The SEC investigation and the U.S. Attorney inquiry remain ongoing. Although the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the Company’s previously-filed public reports or this report will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC investigation and the U.S. Attorney inquiry continue, new issues may be identified, or the Audit Committee may make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the Company’s previously-filed public reports or this report.

FTC Investigation

In December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) asking the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company may be engaging in anticompetitive practices with other wholesale drug distributors in order to limit competition for provider and retail customers. The Company has been responding to the FTC request. The investigation is ongoing. The Company cannot currently predict its outcome or its ultimate impact on the Company’s business.

New York Attorney General Investigation

In April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information and testimony to the New York Attorney General’s Office in response to the April 2005 subpoena as well as subsequent informal requests. The Company has recently commenced negotiations with the New York Attorney General’s Office for a civil resolution of this investigation. In connection with these developments, the Company recorded a reserve of $8.0 million with respect to this matter during the fiscal year ended June 30, 2006. There can be no assurance that the Company’s efforts to resolve the New York Attorney General’s Office’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

Illinois Attorney General Investigation

In October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena indicated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program related to repackaged pharmaceuticals. The Company is responding to the subpoena. The investigation is ongoing. The Company cannot currently predict its outcome or its ultimate impact on the Company’s business.

Other Matters

In addition to the matters described above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.

The healthcare industry is highly regulated and government agencies continue to increase their scrutiny over certain practices affecting government programs and otherwise. From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general, the SEC and the U.S. Department of Justice relating to the business, accounting or disclosure practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort, and can result in considerable costs being incurred, by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests.

Item 4: Submission of Matters to a Vote of Security Holders

None during the quarter ended June 30, 2006.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company (information provided as of August 31, 2006):

NAME	AGE	POSITION
R. Kerry Clark	54	President and Chief Executive Officer

Robert D. Walter	61	Executive Chairman of the Board

David L. Schlotterbeck	59	Chief Executive Officer—Pharmaceutical and Medical Products

Jeffrey W. Henderson	41	Chief Financial Officer

Ivan K. Fong	45	Chief Legal Officer and Secretary

Brendan A. Ford	48	Executive Vice President—Corporate Development

Daniel J. Walsh	51	Executive Vice President and Chief Ethics and Compliance Officer

Carole S. Watkins	46	Chief Human Resources Officer

Unless otherwise indicated, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Clark has served as the Company’s President and Chief Executive Officer since April 2006. Prior to joining the Company, he was Vice Chairman of the Board-P&G Family Health of The Procter & Gamble Company, a consumer products company, since 2004. Prior to that, he had served in numerous positions with Procter & Gamble since joining the company in 1974. He also served as a director of Procter & Gamble since 2002. Mr. Clark has served as a director of the Company since April 2006 and also is a director of Textron Inc., an aircraft, automotive and industrial products manufacturer and financial services company.

Mr. Walter has served as Executive Chairman of the Board since April 2006. Prior to that, he served as Chairman of the Board and Chief Executive Officer of the Company since its formation in 1979, and with the Company’s predecessor business since its formation in 1971. He is also a director of the American Express Company, a travel, financial and network services company. He is the father of Matthew D. Walter, a director of the Company.

Mr. Schlotterbeck has served as Chief Executive Officer—Pharmaceutical and Medical Products since August 2006. Prior to that, he served as Chairman and Chief Executive Officer—Clinical Technologies and Services since August 2004. He was President of Alaris, a subsidiary of the Company, from June 2004 when the Company acquired Alaris until August 2004. He was President and Chief Executive Officer and a director of Alaris from November 1999 to June 2004.

Mr. Henderson has served as Chief Financial Officer since May 2005 after joining the Company as an Executive Vice President in April 2005. Prior to joining the Company, he was President and General Manager of Eli Lilly Canada, Inc., a subsidiary of Eli Lilly and Company, a pharmaceutical company, from July 2003 to April 2005. He was Vice President and Corporate Controller of Eli Lilly from January 2000 to July 2003.

Mr. Fong has served as Chief Legal Officer and Secretary since November 2005. Prior to joining the Company, he served as Senior Vice President and General Counsel of GE Vendor Financial Services, a unit of General Electric Company, a diversified technology, media and financial services company, since January 2004. Prior to that, he served as General Electric’s Chief Privacy Leader and Senior Counsel, Information Technology from August 2002 to December 2003 and Senior Counsel, E-Commerce and Information Technology from April 2000 to July 2002.

Mr. Ford has served as Executive Vice President—Corporate Development since November 1999. He also served as Interim General Counsel and Secretary from April 2005 to November 2005.

Mr. Walsh has served as Executive Vice President and Chief Ethics and Compliance Officer since May 2005. Prior to joining the Company, he was Vice President and Chief Compliance Officer of Scientific-Atlanta Inc., a cable and telecommunications manufacturing company, from May 2003 to May 2005. Prior to that, he held various compliance roles, including Vice President, Audit and Compliance and Corporate Compliance Officer, with TI Group PLC/Smiths Group PLC (TI and Smiths merged January 2001), a medical, industrial and aerospace manufacturing company, from 1993 to May 2003.

Ms. Watkins has served as Chief Human Resources Officer and its predecessor position, Executive Vice President—Human Resources, since August 2000.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2006 and 2005, and through the period ended on August 31, 2006, the last full trading day prior to the date of the filing of this Form 10-K.

	High	Low	Dividends

Fiscal 2005
Quarter Ended:
September 30, 2004	$52.86	$42.33	$0.03
December 31, 2004	58.55	37.65	0.03
March 31, 2005	60.09	53.78	0.03
June 30, 2005	60.80	53.28	0.06

Fiscal 2006
Quarter Ended:
September 30, 2005	$63.44	$57.28	$0.06
December 31, 2005	69.24	60.49	0.06
March 31, 2006	75.34	67.91	0.06
June 30, 2006	74.91	62.83	0.09

Fiscal 2007
Through August 31, 2006	$68.15	$62.80	$0.09

As of August 31, 2006 there were approximately 18,800 shareholders of record of the Common Shares.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2006	634	(2)(4)	$68.20	—	$500,000,000
May 1-31, 2006	4,608,445	(3)(4)	67.23	4,605,000	190,307,071
June 1-30, 2006	2,824,105	(4)	67.37	2,823,900	—

Total	7,433,184		$67.28	7,428,900	$—

(1)	On April 27, 2006, the Company announced a $500 million share repurchase program. The program expired when the entire $500 million in aggregate purchase price of Common Shares was repurchased during the fourth quarter.
(2)	Includes 442 Common Shares owned and tendered in April 2006 by an employee to meet the exercise price and tax withholding for an option exercise.
(3)	Includes 1,479 Common Shares owned and tendered in May 2006 by a director to meet the exercise price for an option exercise.
(4)	Includes 192, 1,966 and 205 Common Shares purchased in April, May and June 2006, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan.

On July 11, 2006, the Company agreed to repurchase $395 million of its Common Shares in a private transaction with an unaffiliated third party. The share repurchase, which was completed on July 14, 2006, was a part of a $500 million share repurchase program approved by the Company’s Board of Directors on June 28, 2006. On August 3, 2006, the Company announced a $1.5 billion share repurchase program in addition to the $500 million plan approved on June 28, 2006. The Company plans to complete the combined $2 billion share repurchase during fiscal 2007 and 2008. The program will expire when the entire $2 billion in aggregate purchase price of Common Shares has been repurchased.

Item 6: Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per Common Share amounts)

	At or For the Fiscal Year Ended June 30, (1)
	2006(4)	2005	2004(2)	2003(2)	2002(2)(3)
Earnings Data:
Revenue	$81,363.6	$74,271.6	$64,522.6	$56,572.8	$51,106.7
Earnings from continuing operations before cumulative effect of changes in accounting	$1,244.7	$1,108.3	$1,517.2	$1,376.9	$1,153.5
Loss from discontinued operations (5)	(244.6)	(57.6)	(4.2)	(1.8)	(12.7)
Cumulative effect of changes in accounting (6) (7)	—	—	(38.5)	—	(70.1)

Net earnings	$1,000.1	$1,050.7	$1,474.5	$1,375.1	$1,070.7
Basic earnings per Common Share
Continuing operations	$2.96	$2.57	$3.49	$3.09	$2.56
Discontinued operations (5)	(0.58)	(0.13)	(0.01)	(0.01)	(0.03)
Cumulative effect of changes in accounting (6) (7)	—	—	(0.09)	—	(0.16)

Net basic earnings per Common Share	$2.38	$2.44	$3.39	$3.08	$2.37
Diluted earnings per Common Share
Continuing operations	$2.90	$2.54	$3.45	$3.04	$2.51
Discontinued operations (5)	(0.57)	(0.13)	(0.01)	(0.01)	(0.03)
Cumulative effect of changes in accounting (6) (7)	—	—	(0.09)	—	(0.15)

Net diluted earnings per Common Share	$2.33	$2.41	$3.35	$3.03	$2.33
Cash dividends declared per Common Share (8)	$0.270	$0.150	$0.120	$0.105	$0.100

Balance Sheet Data:
Total assets (9)	$23,374.1	$21,838.2	$21,049.3	$18,155.4	$15,866.3
Long-term obligations, less current portion and other short-term borrowings	$2,599.7	$2,319.9	$2,834.7	$2,471.9	$2,207.0
Shareholders’ equity	$8,490.7	$8,593.0	$7,976.3	$7,674.5	$6,351.7

(1)	Amounts reflect business combinations and the impact of special items in all periods presented. See Note 2 of “Notes to Consolidated Financial Statements” for a further discussion of special items affecting fiscal 2006, 2005 and 2004. Fiscal 2003 amounts reflect the impact of special items of $38.8 million ($32.5 million, net of tax). Fiscal 2002 amounts reflect the impact of special items of $116.6 million ($73.7 million, net of tax).
(2)	Subsequent to the filing of the 2004 Form 10-K, certain errors were identified related to the restatement adjustments previously recorded in the 2004 Form 10-K within fiscal years 2003 through 2000. The impact of these errors was immaterial for all periods presented. See Note 1 of “Notes to Consolidated Financial Statements” within the 2005 Form 10-K.
(3)	During fiscal 2002, the Company recognized a benefit of approximately $23 million as a result of changes in the last-in, first-out (“LIFO”) calculation with respect to generic products in order to more accurately reflect inflationary indices. The Company determined that the cumulative effect of the change in LIFO methods was non-determinable due to the unavailability of historical information needed to calculate the effect. Therefore, in accordance with Accounting Principles Board (“APB”) Opinion No. 20, the Company did not record the adjustment as a cumulative effect of change in accounting principle.
(4)	During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. See Note 13 of “Notes to Consolidated Financial Statements” for additional information.
(5)	During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its Healthcare Marketing Services business and its United Kingdom-based Intercare Pharmaceutical Distribution business, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the three months ended September 30, 2005, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” In addition, on January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company proceeded with the discontinuation of these operations and included additional international and non-core domestic businesses to the discontinued operations. The Company sold substantially all of the Syncor-related discontinued operations prior to the end of the third quarter of fiscal 2005. For additional information regarding discontinued operations, see Note 21 of “Notes to Consolidated Financial Statements.”
(6)	Effective at the beginning of fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of costs of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of products sold upon sale of inventory. For more information regarding the change in accounting, see Note 15 of “Notes to Consolidated Financial Statements.”
(7)	In the first quarter of fiscal 2002, the method of recognizing revenue for pharmacy automation equipment was changed from recognizing revenue when the units are delivered to the customer to recognizing revenue when the units are installed at the customer site.
(8)	Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.
(9)	In fiscal 2006, the Company discovered that the netting of current deferred tax assets and liabilities and long-term deferred tax assets and liabilities was not consistently reflected on the balance sheet, resulting in an inconsistent classification between the balance sheet and the tax footnote disclosure. The total assets presented in fiscal 2005, 2004, 2003 and 2002 include reclassifications to reflect the proper netting of current deferred tax assets and liabilities and long-term deferred tax assets and liabilities. See Note 6 of “Notes to Consolidated Financial Statements” for additional information.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

OVERVIEW

Cardinal Health is a leading provider of products and services supporting the healthcare industry. The Company helps healthcare providers and manufacturers improve the productivity and safety of healthcare. For further information regarding the Company’s business, see “Item 1—Business” within this Form 10-K.

Results of Operations

The following summarizes the Company’s results of operations for the fiscal years ended June 30, 2006, 2005 and 2004.

(in millions, except per Common Share amounts)	Growth (1)		Results of Operations
Years ended June 30,	2006	2005	2006	2005	2004
Revenue	10%	15%	$81,363.6	$74,271.6	$64,522.6
Operating earnings	8%	(22)%	$1,966.7	$1,824.3	$2,330.7
Earnings from continuing operations before cumulative effect of change in accounting	12%	(27)%	$1,244.7	$1,108.3	$1,517.2
Net earnings	(5)%	(29)%	$1,000.1	$1,050.7	$1,474.5
Net diluted earnings per Common Share	(3)%	(28)%	$2.33	$2.41	$3.35

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

Growing demand for the Company’s diversified products and services in fiscal 2006 led to record revenue of approximately $81.4 billion, a 10% increase from fiscal 2005. The Company’s operating earnings increased 8% to nearly $2.0 billion and diluted earnings per Common Share from continuing operations increased 14% to $2.90. The Company placed significant emphasis on improving operating margins, which increased in each reportable segment from the first half to the second half of the fiscal year.

Reportable Segments

The Company’s operations are organized into four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. See Note 17 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2006. Effective for the first quarter of the fiscal year ending June 30, 2007, the Company will report financial information for the following five reportable segments: Supply Chain Services – Pharmaceutical; Supply Chain Services – Medical; Medical Products Manufacturing; Pharmaceutical Technologies and Services; and Clinical Technologies and Services.

Pharmaceutical Distribution and Provider Services Performance

During fiscal 2006, the Pharmaceutical Distribution and Provider Services segment revenue increased 11%, primarily from revenue from bulk customers. Operating earnings within this segment were flat due to the positive impact of signed distribution service agreements and earnings from generic products, offset by decreased selling margins resulting from competitive pressures and a charge of $31.8 million in the first quarter of fiscal 2006 reflecting credits owed to certain vendors. During fiscal 2006, this segment completed its transition to a fee-for-service business model, as described below under “Pharmaceutical Distribution Business Model Transition.” With the transition to the fee-for-service business model completed, the segment’s operating earnings were more evenly distributed throughout the fiscal year, moderating the historical earnings seasonality. Going forward, this transition will continue to result in less earnings volatility within this segment.

Medical Products and Services Performance

Revenue and operating earnings within the Medical Products and Services segment increased 2% and 4%, respectively, during fiscal 2006. However, these growth rates were adversely impacted by the loss of the Specialty Distribution business’ largest customer at the beginning of the third quarter of fiscal 2006. Revenue and operating earnings growth rates were lowered by approximately 2 percentage points and 1 percentage point, respectively, during fiscal 2006 due to the loss of this customer and the ultimate sale of a significant portion of this business in the fourth quarter of fiscal 2006. The segment’s operating earnings growth resulted primarily from the favorable year-over-year comparison from the prior year latex litigation charge, favorable product mix and manufacturing cost reductions.

Pharmaceutical Technologies and Services Performance

During fiscal 2006, the Pharmaceutical Technologies and Services segment revenue increased 4% due to increased demand for certain proprietary and oral drug delivery formulations, improved terms with existing customers and increased volume on certain sterile products and a significant one-time payment from an ongoing customer. Operating earnings decreased 3% within this segment due to the impact of competitive pressures and pricing within the Nuclear Pharmacy Services business and the stronger U.S. dollar during fiscal 2006.

Clinical Technologies and Services Performance

During fiscal 2006, the Clinical Technologies and Services segment revenue increased 11% due to increased demand for the segment’s core products within both the Alaris and Pyxis businesses and the introduction of new products. In addition to the strong revenue growth noted above, this segment’s operating earnings increased 56% due to favorable product mix and manufacturing efficiencies and integration synergies from the acquisition of Alaris.

Pharmaceutical Distribution Business Model Transition

The Company’s Pharmaceutical Distribution business began a business model transition in fiscal 2003 regarding the manner in which it was compensated for the services that it provides to branded pharmaceutical manufacturers. Historically, Pharmaceutical Distribution was compensated by branded pharmaceutical manufacturers in the form of price inflation. Specifically, a significant portion of the compensation Pharmaceutical Distribution received from such manufacturers was derived from the Company’s ability to purchase pharmaceutical inventory in advance of price increases, hold that inventory as manufacturers increased prices, and generate a higher gross margin on the subsequent sale of that inventory.

Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of product available in the supply chain and, as a result, began to change their sales practices by restricting the volume of product available for purchase by wholesalers. In addition, manufacturers sought additional services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that manufacturers sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes significantly reduced the compensation (as a percentage of revenue) received by the Company from branded pharmaceutical manufacturers.

In response to these developments, the Company established a compensation system with branded pharmaceutical manufacturers that is significantly less dependent on manufacturers’ pricing practices, and is based on the services provided by the Company to meet the unique distribution requirements of each manufacturer’s products. During fiscal 2005, the Company worked with individual branded pharmaceutical manufacturers to define fee-for-service terms that compensate the Company based on the services being provided to such manufacturers. This transition was completed during fiscal 2006. These new arrangements have moderated the seasonality of earnings which have historically reflected the pattern of manufacturers’ price increases.

Under the fee-for-service arrangements, reflected in written distribution service agreements, the Company’s compensation for these services may be a fee or a fee plus an inflation-based compensation component. In certain instances, the Company must achieve certain performance criteria to receive the maximum fees under the agreement. The fee is typically a fixed percentage of the Company’s purchases or the Company’s sales of the manufacturer’s products to customers. Apart from its fee-for-service arrangements reflected in distribution service agreements, the Company also continues to be compensated by some branded manufacturers based solely on price inflation. If the frequency or rate of branded pharmaceutical price inflation slows, the Company’s results of operations and financial condition could be adversely affected.

The distribution service agreements between the Company and certain branded pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. These agreements generally cannot be terminated unless mutually agreed to by the parties, a breach of the agreement occurs that is not cured, or in the event of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate without cause within a defined notice period.

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.

In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously-granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of options granted and utilizing a mix of restricted share and option awards. The Company also moved from three-year cliff vesting to installment vesting over four years for annual employee option awards and shortened the option term from ten to seven years.

Total Company operating earnings for fiscal 2006 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123(R) and the impact of stock appreciation rights granted to the Company’s then Chairman and Chief Executive Officer during the first quarter of fiscal 2006. The Company recorded $237.3 million for equity-based compensation during fiscal 2006 compared to $10.1 million in fiscal 2005. Beyond the current fiscal year, the Company expects the equity-based compensation expense to decline year-over-year due primarily to the significant changes made to the Company’s equity compensation program, including a reduction in the overall number of options granted. See Note 13 of “Notes to Consolidated Financial Statements” for additional information.

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

The global restructuring program is being implemented in two phases. The first phase of the program, which was announced in December 2004, focuses on business consolidations and process improvements, including rationalizing the Company’s facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, which was announced in August 2005, focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations. See Note 2 of “Notes to Consolidated Financial Statements” for discussion of the restructuring costs incurred by the Company during fiscal 2006 and 2005 related to both phases of the global restructuring program.

Acquisitions

During fiscal 2006, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $364 million. Assumed liabilities of these acquired businesses were approximately $149 million. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition.

On June 28, 2004, the Company acquired approximately 98.7% of the outstanding common stock of Alaris, a provider of intravenous medication safety products and services. On July 7, 2004, Alaris merged with a subsidiary of the Company to complete the transaction. The value of the transaction, including the assumption of Alaris’ debt, totaled approximately $2.1 billion. For further information regarding the Alaris acquisition and the valuation of the acquisition’s intangibles, see Notes 2 and 16 of “Notes to Consolidated Financial Statements.”

During December 2003, the Company completed its acquisition of Intercare, a European pharmaceutical products and services company. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt. During fiscal 2006, the United Kingdom—based Intercare Pharmaceutical Distribution business was classified as discontinued operations. See Note 21 of “Notes to Consolidated Financial Statements” for additional information.

During fiscal 2006, 2005 and 2004, in addition to the acquisitions of Alaris and Intercare, the Company completed several other acquisitions, including Geodax, ParMed, Denver Biomedical and Dohmen as well as the acquisition of the remaining shares of the Source Medical joint venture. The Company’s trend with regard to acquisitions has been to expand its role as a provider of services to the healthcare industry. This trend has resulted in expansion into areas that complement the Company’s existing operations and provide opportunities for the Company to develop synergies with, and strengthen, the acquired business. As the healthcare industry continues to change, the Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its role as a provider of services to the healthcare industry through all its reportable segments. There can be no assurance, however, that the Company will be able to successfully take advantage of any such opportunity if and when they arise or consummate any such transaction, if pursued. If additional transactions are pursued or consummated, the Company would incur additional merger-related costs, and may need to enter into funding arrangements for such mergers or acquisitions. There can be no assurance that the integration efforts associated with any such transaction would be successful.

Government Investigations

The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters, and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the fiscal year ended June 30, 2006 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters see “Item 3—Legal Proceedings” and Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

Shareholder Litigation

The Company is subject to several class action lawsuits brought against the Company and certain of its former and present officers and directors since July 2004. The Company is currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows. The Company discusses these cases and other litigation to which it is a party in greater detail under “Item 3—Legal Proceedings” and in Note 10 of “Notes to Consolidated Financial Statements.”

RESULTS OF OPERATIONS

The following sections discuss the results of operations of the Company and its reportable segments.

Revenue

Revenue for the Company and its reportable segments are as follows:

	For the Fiscal Year Ended June 30, (1)
(in millions)	2006	2005	2004
Pharmaceutical Distribution and Provider Services (“PDPS”) (2) (3)
Revenue from Non-Bulk Customers	$37,228.7	$36,379.4	$34,143.7
Revenue from Bulk Customers	29,872.0	24,084.4	18,009.0

Total PDPS	67,100.7	60,463.8	52,152.7
Medical Products and Services	10,013.8	9,824.0	9,143.5
Pharmaceutical Technologies and Services (4)	2,826.4	2,716.7	2,454.7
Clinical Technologies and Services	2,430.3	2,189.3	1,550.6
Corporate (5)	(1,007.6)	(922.2)	(778.9)

Total Company Revenue	$81,363.6	$74,271.6	$64,522.6

(1)	See Note 17 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2006.
(2)	The Pharmaceutical Distribution and Provider Services segment amounts were adjusted to reflect the classification of its United Kingdom-based Intercare Pharmaceutical Distribution business as discontinued operations. Prior period amounts were adjusted to reflect these changes in classification. See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding discontinued operations.
(3)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Pharmaceutical Distribution and Provider Services section for the Company’s description of revenue from bulk customers.
(4)	The Pharmaceutical Technologies and Services segment amounts were adjusted to reflect the classification of its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico and a significant portion of its Healthcare Marketing Services business as discontinued operations. Prior period amounts were adjusted to reflect these changes in classification. See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding discontinued operations.
(5)	Corporate revenue consists of the elimination of intersegment revenue for all periods presented and foreign currency translation adjustments in fiscal 2004.

The following table summarizes the revenue growth rates for the Company and its reportable segments, as well as the percent of Company revenue, excluding Corporate, each segment represents:

	Growth (1)		Percent of Company Revenue
Years ended June 30,	2006	2005	2006	2005	2004
Pharmaceutical Distribution and Provider Services	11%	16%	82%	80%	80%
Medical Products and Services	2%	7%	12%	13%	14%
Pharmaceutical Technologies and Services	4%	11%	3%	4%	4%
Clinical Technologies and Services	11%	41%	3%	3%	2%
Total Company	10%	15%	100%	100%	100%

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.

Total Company. Total Company revenue increased 10% and 15%, respectively, during fiscal 2006 and 2005. The revenue growth in fiscal 2006 resulted from the following:

•	increased revenue within each of the Company’s four reportable segments, including revenue growth of 11% within the Pharmaceutical Distribution and Provider Services segment, driven primarily by growth in revenue from bulk customers and 11% within the Clinical Technologies and Services segment, driven primarily by revenue growth within the Pyxis and Alaris products businesses;

•	pharmaceutical price increases within its Pharmaceutical Distribution business averaging approximately 5.6% during fiscal 2006;

•	the addition of new customers; and

•	the addition of new products.

These increases were partially offset by slower revenue growth within the Medical Products and Services segment due to the loss of the Specialty Distribution business’ largest customer at the beginning of the third quarter of fiscal 2006 and the ultimate sale of a significant portion of this business in the fourth quarter of fiscal 2006. In addition, the Pharmaceutical Technologies and Services segment was adversely impacted by competitive pressures and pricing within the Nuclear Pharmacy Services business.

The revenue growth in fiscal 2005 resulted from the following:

•	revenue growth from existing customers;

•	the addition of new customers;

•	the addition of new products;

•	pharmaceutical price increases within its Pharmaceutical Distribution business averaging approximately 4.9% during fiscal 2005; and

•	the year-over-year impact of acquisitions.

These increases during fiscal 2005 were partially offset by slower revenue growth within the Medical Products and Services and Pharmaceutical Technologies and Services segments and a decline in revenue from Pyxis products within the Clinical Technologies and Services segment.

Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s revenue increased 11% during fiscal 2006. The most significant growth was in revenue from bulk customers (described below), which increased approximately 24% during fiscal 2006. In addition, pharmaceutical price increases for the trailing twelve month period of approximately 5.6% contributed to the revenue growth in this segment.

The Pharmaceutical Distribution and Provider Services segment differentiates between bulk and non-bulk customers because bulk customers generate lower margins than non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer. Bulk customers have the ability to process large quantities of products in central locations and self distribute these products to their individual retail stores or customers. Non-bulk customers, on the other hand, require more complex servicing. These services include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

Bulk customers generate lower margins than non-bulk customers because of lower customer pricing and lower vendor margins. Both bulk and non-bulk customers generate vendor margins, but such margins for bulk customers are lower due to the impact of product mix. Lower customer pricing and vendor margins for bulk customers, however, are partially offset by the lower cost of servicing bulk customers. As noted above, deliveries to bulk customers have lower servicing costs related to warehousing and handling than deliveries to non-bulk customers. See the Pharmaceutical Distribution and Provider Services segment’s “Operating Earnings” discussion below for the significant items impacting margin within this segment.

Revenue from bulk customers for fiscal 2006 was $29.9 billion compared to $24.1 billion in fiscal 2005. The increase in revenue from bulk customers primarily relates to additional volume from existing large retail chain customers and market growth with customers in the mail order business. The increase from existing customers is primarily due to certain customers deciding to purchase from the Company rather than directly from the manufacturer.

The Pharmaceutical Distribution and Provider Services segment’s revenue growth of 16% in fiscal 2005 resulted from strong sales to customers within this segment’s core Pharmaceutical Distribution business. The most significant growth was in revenue from bulk customers, which increased approximately 34%. The increase in revenue from bulk customers primarily relates to additional volume from existing and new customers as well as market growth within the mail order business. The increase from existing customers is primarily due to certain customers purchasing from the Company rather than directly from the manufacturer. In addition, pharmaceutical price increases for the trailing twelve month period of approximately 4.9% contributed to the revenue growth in this segment. However, the rate of price increases was lower than the rate experienced over the prior fiscal year.

Medical Products and Services. The Medical Products and Services segment’s revenue growth of 2% during fiscal 2006 resulted primarily from the following:

•	revenue growth within the segment’s manufactured gloves and respiratory product lines primarily due to new customer accounts and new products;

•	revenue growth within the segment’s distribution business primarily due to new customer accounts and increased volume from existing customers; and

•	international revenue growth due to new customers, primarily in Canada.

The Specialty Distribution business’ largest customer began self distribution on January 1, 2006 which significantly impacted revenue growth during the second half of fiscal 2006. Revenue growth was lowered by approximately 2 percentage points during fiscal 2006 within this segment primarily due to the loss of this customer. During the fourth quarter of fiscal 2006, the Company completed the sale of a significant portion of the Specialty Distribution business to Oncology Therapeutics Network, a wholly owned subsidiary of Oncology Holdings, Inc. Oncology Therapeutics Network, a specialty pharmaceutical services company, acquired the Company’s oncology distribution capabilities and the Company will maintain a minority ownership in Oncology Holdings, Inc. In addition, revenue growth was adversely impacted by foreign exchange rates due to the stronger U.S. dollar.

The Medical Products and Services revenue growth of 7% in fiscal 2005 resulted primarily from the following:

•	increased volume to existing customer accounts;

•	new contracts signed during fiscal 2004 within the medical-surgical distribution business;

•	strong international growth, especially in Canada and Europe;

•	favorable foreign exchange rates;

•	increased revenue of approximately 11% within the Specialty Distribution business due to increased revenue from the business’ largest customer and growth of the existing customer base; and

•	growth of 6% in the medical-surgical distribution business, primarily from increased sales to hospital supply and ambulatory care customers.

The segment’s revenue growth in fiscal 2005 was adversely affected by slower growth in the sale of self-manufactured products, and the loss of certain business from customers within a GPO.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s revenue growth of 4% during fiscal 2006 resulted primarily from the following:

•	increased demand for certain proprietary and oral drug delivery formulations;

•	improved terms with existing customers and increased volume on certain sterile products; and

•	a payment of approximately $14.0 million from an ongoing customer within the Biotechnology and Sterile Life Sciences business for commitments through December 31, 2005 and for the cancellation of a future commitment.

The segment’s revenue growth was adversely affected by the competitive pressures and pricing within the Nuclear Pharmacy Services business and the stronger U.S. dollar adversely impacting revenue growth by approximately 1 percentage point.

The Pharmaceutical Technologies and Services segment’s revenue growth of 11% in fiscal 2005 resulted primarily from strong demand for certain softgel products, the impact of acquisitions, primarily Intercare and the acquisition of Geodax within the Nuclear Pharmacy Services business, and the impact of foreign exchange rates. Revenue growth was offset by certain operational issues as noted below. The net impact of acquisitions and divestitures within this segment accounted for approximately 5% of the revenue growth in fiscal 2005. Revenue in fiscal 2005 increased by approximately 2% as a result of the impact of foreign exchange rates. This impact takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment (see footnote 6 to the table in Note 17 of “Notes to Consolidated Financial Statements” for additional discussion as it relates to fiscal 2004 constant rate adjustment). The segment’s growth was adversely affected by delays in opening new facilities and existing facilities operating below planned capacity within the Company’s Biotechnology and Sterile Life Sciences business.

Clinical Technologies and Services. The Clinical Technologies and Services segment’s revenue growth of 11% during fiscal 2006 resulted primarily from revenue growth within the Pyxis and Alaris products businesses. Pyxis products revenue increased approximately 15% due to higher unit sales resulting from increased demand for the Medstation® 3000 product and improvements within the sales and installation cycles. Alaris products revenue increased approximately 19% during fiscal 2006 due to competitive displacements driven by technological advantages and sales obtained through the Company’s other relationships. In addition, Alaris revenue increased due to the continued demand for its core products and the introduction of new products into the market. These strong revenue increases were tempered by revenue growth of 5% during fiscal 2006 within the clinical services and consulting businesses.

The Clinical Technologies and Services revenue growth of 41% in fiscal 2005 resulted from the impact of the acquisition of Alaris. Alaris’ results of operations were not included in the prior period amounts. Strong revenue growth within the clinical services and consulting businesses was offset by significant revenue declines within the Pyxis products business. The Pyxis products business experienced a revenue decline of approximately 17% in fiscal 2005 due to the following:

•	a lengthened sales and installation cycle;

•	the delayed introduction of Pyxis MedStation® 3000;

•	increased competition within the industry; and

•	the impact from the Audit Committee’s internal review, as more fully described in Note 9 of “Notes to Consolidated Financial Statements,” which created execution issues as the efforts and attention of certain sales and installation teams were diverted from ordinary business operations.

Operating Earnings

Operating earnings for the Company and its reportable segments are as follows:

	For the Fiscal Year Ended June 30, (1) (2)
(in millions)	2006	2005	2004
Pharmaceutical Distribution and Provider Services (3)	$996.8	$997.1	$1,046.5
Medical Products and Services	646.8	620.4	661.7
Pharmaceutical Technologies and Services (4)	304.7	313.9	417.8
Clinical Technologies and Services	384.2	245.6	322.8
Corporate (5) (6)	(365.8)	(352.7)	(118.1)

Total Company Operating Earnings	$1,966.7	$1,824.3	$2,330.7

(1)	See Note 17 of “Notes to Consolidated Financial Statements” for discussion of changes to business segments during fiscal 2006.
(2)	During the three months ended September 30, 2005, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. Prior period results were adjusted to reflect this change in methodology.
(3)	The Pharmaceutical Distribution and Provider Services segment amounts were adjusted to reflect the classification of its United Kingdom-based Intercare Pharmaceutical Distribution business as discontinued operations. Prior period amounts were adjusted to reflect this change in classification. See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding discontinued operations.
(4)	The Pharmaceutical Technologies and Services segment amounts were adjusted to reflect the classification of its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico and a significant portion of its Healthcare Marketing Services business as discontinued operations. Prior period amounts were adjusted to reflect this change in classification. See Note 21 of “Notes to Consolidated Financial Statements” for additional information regarding discontinued operations.
(5)	During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. See Note 13 of “Notes to Consolidated Financial Statements” for additional information.
(6)	Corporate operating earnings primarily include special items, equity-based compensation, impairment charges and other, investment spending and other unallocated corporate expenses. See footnote 6 to the table in Note 17 of “Notes to Consolidated Financial Statements” for a description of Corporate operating earnings.

The following table summarizes the operating earnings growth rates for the Company and its reportable segments, as well as the percent of Company operating earnings, excluding Corporate, each segment represents:

	Growth (1)		Percent of Company Operating Earnings
Years ended June 30,	2006	2005	2006	2005	2004
Pharmaceutical Distribution and Provider Services	—	(5)%	43%	46%	43%
Medical Products and Services	4%	(6)%	28%	29%	27%
Pharmaceutical Technologies and Services	(3)%	(25)%	13%	14%	17%
Clinical Technologies and Services	56%	(24)%	16%	11%	13%
Total Company (2)	8%	(22)%	100%	100%	100%

(1)	Growth is calculated as change (increase or decrease) for a given year as compared to immediately preceding year.
(2)	The Company’s overall operating earnings growth of 8% and (22)%, respectively, in fiscal 2006 and 2005 includes the effect of special items, equity-based compensation and impairment charges and other. Special items, equity-based compensation and impairment charges and other are not allocated to the segments. See Notes 2, 13 and 20 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s special items, equity-based compensation and impairment charges and other.

Total Company. Total Company operating earnings increased 8% during fiscal 2006 due to operating earnings growth in the Clinical Technologies and Services and Medical Products and Services segments and the favorable year-over-year impact of special items and impairment charges and other, which were partially offset by increased selling, general and administrative expenses as discussed below. See Notes 2 and 20 of “Notes to Consolidated Financial Statements” for additional information regarding special items and impairment charges and other.

Total Company operating earnings increased 8% during fiscal 2006 as a result of the following factors affecting the Company’s reportable segments:

•	Clinical Technologies and Services segment operating earnings increased 56% due to strong revenue growth, favorable product mix and manufacturing efficiencies and integration synergies from the Alaris acquisition;

•	Medical Products and Services segment operating earnings were impacted by the favorable year-over-year impact of the latex litigation charge, favorable product mix and cost reductions which were partially offset by the loss of the Specialty Distribution business’ largest customer at the beginning of the third quarter of fiscal 2006;

•	Pharmaceutical Distribution and Provider Services segment operating earnings were flat due to the positive impact of signed distribution service agreements and earnings from generic products, offset by competitive pressures impacting selling margin and a charge of $31.8 million in the first quarter of fiscal 2006 reflecting credits owed to certain vendors;

•	Pharmaceutical Technologies and Services segment operating earnings were adversely impacted by competitive pressures and pricing within the Nuclear Pharmacy Services business and the stronger U.S. dollar during fiscal 2006; and

•	increased selling, general and administrative expenses allocated to each of the reportable segments.

Total Company selling, general and administrative expenses increased 15% during fiscal 2006 due in part to the impact of equity-based compensation, which represented 8 percentage points of the total increase. The Company recorded $237.3 million for equity-based compensation during fiscal 2006 compared to $10.1 million in the comparable prior year periods. See the “Overview” section above and Note 13 of “Notes to Consolidated

Financial Statements” for additional information regarding equity-based compensation. In addition, operating earnings during fiscal 2006 were adversely impacted by the following:

•	increased incentive compensation expense of approximately $38.2 million due to improved operating performance;

•	incremental selling, general and administrative expenses associated with the One Cardinal Health initiative to streamline the Company’s operations and develop new capabilities in shared services, which are expected to favorably impact costs across the Company in the future; and

•	increased legal expenses.

The Company expects selling, general and administrative expenses to grow at a slower rate in fiscal 2007 due in part to the significant changes made to the Company’s equity compensation program resulting in reductions in equity-based compensation, benefits received from the upfront investments related to the One Cardinal Health initiative and disciplined expense control.

Total Company operating earnings decreased 22% during fiscal 2005 as a result of declining operating earnings in each of the Company’s reportable segments. The Company’s gross margins were dampened primarily by the following:

•	the Pharmaceutical Distribution business was impacted by reduced branded vendor margins driven primarily by changes in branded pharmaceutical manufacturers’ sales and pricing practices (see the “Overview” section for further discussion) and competitive pricing;

•	the Medical Products and Services segment was impacted by an increased mix of lower-margin distribution business, competitive pricing and increased raw material and fuel costs;

•	the Pharmaceutical Technologies and Services segment was impacted by continued operational issues adversely affecting manufacturing efficiencies within; and

•	the Clinical Technologies and Services segment was impacted by a lengthened sales and installation cycle, new product launch delays and increased competition within the Pyxis products business.

Total Company operating earnings were also adversely affected by the unfavorable impact related to special items of $218.0 million in fiscal 2005. These increased costs related to the Company’s global restructuring program associated with its One Cardinal Health initiative, the SEC investigation and Audit Committee internal review and related matters, and the integration of certain acquisitions, which were partially offset by settlements received in antitrust and vitamin litigation (see Note 2 of “Notes to Consolidated Financial Statements” for additional information).

In addition, the Company recorded $113.7 million for asset impairments during fiscal 2005 (see Note 20 of “Notes to Consolidated Financial Statements” for additional information). Total Company operating earnings for fiscal 2005 were impacted by the favorable impact of approximately $31.7 million from reductions in the LIFO reserve, primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories. Total Company operating earnings for fiscal 2005 were also impacted by the unfavorable impact of the following:

•	an increase in profit sharing expense of approximately $38.8 million compared to fiscal 2004;

•	an increase in incentive compensation expense of approximately $37.0 million compared to fiscal 2004;

•	expenses of approximately $28.2 million within the Medical Products and Services segment related to the estimated costs of defending or settling outstanding claims as well as pursuing insurance recoveries related to the latex litigation;

•	purchase accounting adjustments related to the Alaris acquisition, which included an inventory valuation adjustment to “fair value,” and the adjusted, higher cost inventory being sold, adversely affecting gross margins by approximately $23.6 million;

•	product line rationalization and inventory and accounts receivable reserve adjustments within the Pyxis products business of approximately $30.3 million;

•	an increase in inventory reserves within the Pharmaceutical Distribution and Provider Services segment of approximately $14.7 million related to a generic manufacturer’s bankruptcy and $10.0 million related to slow moving inventory; and

•	an increase in audit and audit-related fees of approximately $7.5 million compared to fiscal 2004 due to increased costs associated with complying with the Sarbanes-Oxley Act of 2002, expanded audit procedures and a revision in the allocation of audit and audit-related fees to fiscal periods.

Pharmaceutical Distribution and Provider Services. The Pharmaceutical Distribution and Provider Services segment’s operating earnings were flat in fiscal 2006. Operating earnings during fiscal 2006 include a LIFO reserve reduction of approximately $26.0 million primarily due to price deflation within generic pharmaceutical inventories. Operating earnings during fiscal 2006 benefited from the following:

•	the segment’s revenue growth of 11% during fiscal 2006;

•	the year-over-year positive impact of signed distribution service agreements;

•	strong earnings from generic products;

•	strong branded inflation within the portion of the segment’s business that remains contingent on price increases; and

•	the addition of new vendors to the segment’s National Logistics Center.

These benefits were offset by competitive pressures impacting selling margin, the correction of an error, as described in detail below, and a reserve of $10.0 million related to excess inventory from a particular pharmaceutical manufacturer.

During the first quarter of fiscal 2006, the Company discovered that it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined that it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge of $31.8 million in the first quarter of fiscal 2006 reflecting the credits owed to these vendors. Of this charge, approximately $14.2 million related to fiscal 2005, approximately $11.3 million related to fiscal 2004 and approximately $6.3 million related to fiscal 2003 and prior. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.

The Pharmaceutical Distribution and Provider Services operating earnings decreased 5% during fiscal 2005 primarily as a result of reduced branded vendor margins resulting from changes in branded pharmaceutical manufacturers’ sales and pricing practices, as discussed above in the “Overview” section, and competitive pricing pressures. Branded pharmaceutical manufacturers had changed their sales practices by restricting product available for purchase by pharmaceutical wholesalers. In addition, branded manufacturers’ product pricing practices were less predictable, as the frequency of price increases slowed and the amounts decreased versus historical levels. For fiscal 2005, pharmaceutical price increases for the trailing twelve month period were approximately 4.9% compared to 6.2% in fiscal 2004.

In addition, operating earnings during fiscal 2005 were adversely impacted by approximately $14.7 million for inventory reserves related to a generic manufacturer’s bankruptcy, approximately $10.0 million related to slow moving inventory reserves and approximately $7.8 million as a result of inventory rationalization of certain health and beauty care products. The decrease in this segment’s operating earnings was partially offset by $31.7 million from reductions in the LIFO reserve primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories.

Operating earnings were also impacted by improved margins from generic products and expense control within the Pharmaceutical Distribution business which resulted in lowering selling, general and administrative expenses as a percentage of sales.

Medical Products and Services. The Medical Products and Services segment’s operating earnings increased 4% during fiscal 2006 primarily due to the following:

•	favorable year-over-year comparison resulting from a $28.2 million latex litigation charge taken during fiscal 2005;

•	revenue growth of 2% during fiscal 2006;

•	favorable product mix within the distribution business from private-label and branded products;

•	manufacturing cost reductions;

•	expense control, partially related to the Company’s global restructuring program; and

•	strong international earnings growth in Canada.

The Medical Products and Services segment’s operating earnings were adversely impacted by increased selling, general and administrative expenses allocated to the segment. In addition, the Specialty Distribution business’ largest customer began self distribution on January 1, 2006, which impacted operating earnings growth during the second half of fiscal 2006. Operating earnings were negatively impacted by approximately 1 percentage point during fiscal 2006 within this segment primarily due to the loss of this customer.

The Medical Products and Services segment’s operating earnings decreased 6% during fiscal 2005 primarily due to the following:

•	pricing pressures related to self-manufactured products;

•	increased raw material and fuel costs;

•	increased mix of lower margin distributed products;

•	competitive pricing on a large GPO contract for convertors products; and

•	adjustments of approximately $28.2 million for the estimated costs of defending or settling outstanding claims as well as pursuing insurance recoveries related to the latex litigation.

Selling, general and administrative expenses grew 11% during fiscal 2005 primarily due to the charge for latex litigation described above and higher personnel costs associated with the overall business growth. These items were partially offset by revenue growth of 7%, manufacturing efficiencies, expense control related to the Company’s global restructuring program and incremental operating earnings from new customers.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment’s operating earnings decreased 3% during fiscal 2006 primarily due to the following:

•	the impact of competitive pressures and pricing within the Nuclear Pharmacy Services business;

•	increased selling, general and administrative expenses allocated to the segment;

•	the stronger U.S. dollar adversely impacting operating earnings growth by approximately 2 percentage points; and

•	the sterile manufacturing business operating below optimum capacity which was offset by improved customer terms for services and a $14.0 million payment from an ongoing customer for commitments through December 31, 2005 and for the cancellation of a future commitment.

The Pharmaceutical Technologies and Services segment’s operating earnings decreased 25% during fiscal 2005 primarily due to the continued delays in opening new facilities and existing facilities operating below optimum capacity within the Company’s Biotechnology and Sterile Life Sciences business. Operating earnings were also adversely impacted by approximately $8.0 million related to the write down of inventory within the Biotechnology and Sterile Life Sciences business.

The operating earnings declines were partially offset by the strength of certain softgel and controlled release products, and the year-over-year impact of acquisitions of approximately 6%. The impact of foreign exchange rates on operating earnings did not significantly affect the fiscal 2005 growth rates above. This takes into consideration the fiscal 2005 rate fluctuations due to the weakening of the U.S. dollar and the fiscal 2004 constant rate adjustment. See footnote 6 to the table in Note 17 of “Notes to Consolidated Financial Statements” for additional discussion as it relates to the fiscal 2004 constant rate adjustment and the change made in fiscal 2005.

Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings increased 56% during fiscal 2006 primarily due to the following:

•	revenue growth of 11% during fiscal 2006;

•	higher margins due to favorable year-over-year sales mix;

•	favorable manufacturing efficiencies;

•	improvements in the sales and installation cycles;

•	integration synergies from the Alaris acquisition; and

•	favorable accounts receivable reserve adjustments of $8.0 million recorded during the third quarter of fiscal 2006 due to improved credit and collection processes and historical write-off trends.

Charges of $23.6 million during fiscal 2005 related to purchase accounting adjustments from the Alaris transaction also contributed to the favorable year-over-year comparison. The $23.6 million charge represented 14 percentage points of the fiscal 2006 operating earnings increase. The purchase accounting adjustments during fiscal 2005 included an inventory valuation adjustment to “fair value,” with the adjusted, higher cost inventory being sold during the first two quarters.

The Clinical Technologies and Services segment’s operating earnings decreased 24% during fiscal 2005 primarily from decreased operating earnings within the Pyxis products business which was impacted by:

•	decreased revenue of 17% for fiscal 2005;

•	lower unit margins due to year-over-year sales mix;

•	more aggressive price discounting in the market place;

•	a product line rationalization and inventory and accounts receivable reserve adjustments of approximately $30.3 million; and

•	the positive segment allocation adjustments recorded during fiscal 2004 of $21 million for the estimated interest income that the business would have earned from assets sold as part of the leased asset portfolio sales (the proceeds from the sales were returned to Corporate for general corporate requirements). See footnote 6 to the table in Note 17 of “Notes to Consolidated Financial Statements” for additional discussion as it relates to the fiscal 2004 interest income allocation and the change made in fiscal 2005.

The Alaris acquisition improved operating earnings for this segment by approximately 23% for fiscal 2005. The results of operations from this acquisition are not included in the prior period amounts. Operating results from Alaris, while incremental to the segment’s results year-over-year, were adversely impacted by the effect of purchase accounting adjustments recorded during the first two quarters of fiscal 2005. These adjustments included the inventory valuation adjustment noted above, which adversely affected gross margins by approximately $23.6 million.

Impairment Charges and Other

See Note 20 of “Notes to Consolidated Financial Statements” for additional information regarding “impairment charges and other.”

Special Items

The following is a summary of the Company’s special items:

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Restructuring costs	$60.7	$159.4	$35.7
Merger-related costs	26.5	46.4	43.9
Litigation settlements, net	(19.0)	(42.3)	(62.3)
Other	26.5	54.5	37.9

Total special items	$94.7	$218.0	$55.2

See Note 2 of “Notes to Consolidated Financial Statements” for detail of the Company’s special items during fiscal 2006, 2005 and 2004.

Interest Expense and Other

“Interest expense and other” increased $1.7 million during fiscal 2006. Interest expense was relatively constant for fiscal 2006 as compared to the prior year.

“Interest expense and other” increased $23.2 million during fiscal 2005 primarily from increased interest expense of $55.0 million due to increased borrowing levels and interest rates. The Company manages its exposure to interest rates using various hedging strategies (see Notes 1 and 5 in “Notes to Consolidated Financial Statements”). The $55.0 million increase in interest expense during fiscal 2005 was partially offset by the Company recording the minority interest impact of approximately $19.4 million for certain impairment charges within the Pharmaceutical Technologies and Services segment’s Oral Technologies business. These impairment charges were recorded within “impairment charges and other” on the consolidated statements of earnings during fiscal 2005. See Note 20 of “Notes to Consolidated Financial Statements” for additional information regarding “impairment charges and other.”

Provision for Income Taxes

The provisions for income taxes relative to earnings before income taxes, discontinued operations and cumulative effect of change in accounting were 32.2%, 34.6% and 31.8% of pretax earnings in fiscal 2006, 2005 and 2004, respectively. Generally, fluctuations in the effective tax rate are due to changes within foreign and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item and the taxing jurisdiction. The Company’s effective tax rate reflects tax benefits derived from increasing operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. The Company has tax incentive agreements in several non-U.S. tax jurisdictions which will expire in fiscal years 2009 through 2024 if not renewed. The Company does not believe that potential changes from existing tax incentive agreements will have a material adverse effect on the Company’s financial position or results of operations.

The Company’s fiscal 2006 provision for income taxes relative to earnings before income taxes and discontinued operations was $590.3 million and the effective tax rate was 32.2%. The fiscal 2006 effective tax rate benefited by 0.3 percentage points from equity-based compensation expense, which is deductible at a tax rate higher than the average tax rate. The fiscal 2006 effective tax rate was adversely impacted by 0.1 percentage points due to the non-deductibility of certain special items.

The Company’s fiscal 2005 provision for income taxes relative to earnings before income taxes and discontinued operations was $586.0 million and the effective tax rate was 34.6%. The fiscal 2005 effective tax rate was adversely impacted by 1.6 percentage points due to expenses related to the repatriation under the American Jobs Creation Act of 2004 (the “AJCA”) and 0.6 percentage points due to the non-deductibility of certain special items. The tax rate during fiscal 2005 was not significantly impacted by equity-based compensation as the Company implemented FAS No. 123(R) applying the modified prospective method in the first quarter of fiscal 2006.

A provision of the AJCA created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from non-U.S. subsidiaries. During the fourth quarter of fiscal 2005, the Company determined that it would repatriate $500 million of accumulated non-U.S. earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA and the Company recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. During fiscal 2006, the Company repatriated $500 million of accumulated foreign earnings in accordance with its plan adopted during fiscal 2005. An additional tax liability of $0.4 million was recorded during fiscal 2006 due to new state legislation with respect to the AJCA, bringing the Company’s tax liability related to the repatriation recorded through June 30, 2006 to $26.7 million. Uses of repatriated funds include domestic expenditures related to non-executive salaries, capital asset investments and other permitted activities. See Note 6 of “Notes to Consolidated Financial Statements” for additional information.

Loss from Discontinued Operations

See Note 21 in “Notes to Consolidated Financial Statements” for information on the Company’s discontinued operations.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ACCOUNTING ESTIMATES

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and require use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for doubtful accounts

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

In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. The Company continuously monitors the collectibility of its receivable portfolio by analyzing the aging of its accounts receivable, assessing credit worthiness of its customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults changes due to changes in customers’ financial condition or general economic conditions, the Company’s allowance for uncollectible accounts may require adjustment.

The allowance for doubtful accounts was $134.8 million and $122.4 million at June 30, 2006 and 2005, respectively. This allowance represented 2.6% and 3.0% of customer receivables at June 30, 2006 and 2005, respectively. The allowance for doubtful accounts as a percentage of revenue was 0.17%, 0.16% and 0.20% at June 30, 2006, 2005 and 2004, respectively. The allowance for doubtful accounts was reduced by $24.8 million, $22.5 million and $21.8 million in fiscal 2006, 2005, and 2004, respectively, for customer deductions and write-offs and was increased/(decreased) by additional provisions of $28.7 million, $8.7 million and $(0.1) million in fiscal 2006, 2005 and 2004, respectively. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables to the fiscal 2006 reserve would result in an increase or decrease in bad debt expense of approximately $5.2 million.

Reserve methodologies are validated annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. The Company believes that the reserve maintained and expenses recorded in fiscal 2006 are appropriate and consistent with historical methodologies employed. At this time, the Company is not aware of any internal process or customer issues that might lead to a significant future increase in the Company’s allowance for doubtful accounts as a percentage of net revenue.

The total Company receivable balance greater than 60 days past due exceeded the total reserve balance by $2.4 million or 2% at June 30, 2006. The total reserve at June 30, 2005 exceeded the total Company receivable balance greater than 60 days past due at that same date. See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

Inventories

A substantial portion of inventories (approximately 73% in 2006 and 67% in 2005) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities and the National Logistics Center within the Company’s Pharmaceutical Distribution business and are primarily merchandise inventories. The LIFO impact on the consolidated statement of earnings in a given year is dependent on pharmaceutical price inflation and the level of inventory. Prices for branded pharmaceuticals and consumer products are primarily inflationary, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals are deflationary, which results in a decrease in cost of products sold.

Under the LIFO method, it is assumed that the most recent inventory purchases are the first items sold. As such, the Company uses LIFO to better match costs and revenues. Therefore, reductions in the overall inventory levels resulting from declining brand pharmaceutical and consumer product inventory levels generally will result in a decrease in future cost of goods sold, as the remaining inventory will be held at a lower cost due to the inflationary environment. Conversely, reductions in the overall inventory levels created by declining generic pharmaceutical inventory levels would generally increase future cost of goods sold, as the remaining inventory will be held at a higher cost due to the deflationary environment. In fiscal 2006, the LIFO credit of $26.0 million was primarily due to price deflation in generic pharmaceutical inventories. The LIFO credit in fiscal 2005 of $31.7 million was primarily due to price deflation within generic pharmaceutical inventories, lower inventory levels and lower price increases related to branded pharmaceutical inventories.

The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the FIFO method of inventory valuation for all inventory, which approximates current replacement cost, inventories would not have changed in fiscal 2006 and would have increased $26.0 million in 2005. Due to continued deflation in generic pharmaceutical inventories, inventories at LIFO are approximately $1.0 million higher than its FIFO value as of June 30, 2006. However, the Company’s policy is not to record inventories in excess of its current market value.

Below is a reconciliation of FIFO inventory to LIFO inventory:

	June 30,
(in millions)	2006	2005
FIFO inventory	$7,714.2	$7,275.2
LIFO reserve valuation	—	(26.0)

Total inventory	$7,714.2	$7,249.2

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $131.2 million and $127.7 million, respectively, at June 30, 2006 and June 30, 2005. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company’s assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company’s consolidated financial statements.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. In conducting the impairment test, the fair value of the Company’s reporting units is compared to its carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s impairment analysis is based on a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size or a discounted cash flow analysis. The methods and assumptions used to test impairment have been consistently applied for the periods presented. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for risk factors. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment tests in fiscal 2006 and 2005, neither of which resulted in the recognition of any impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of the Company’s reporting units for fiscal 2006 or 2005. An increase in the price/earnings ratio of competitors used for impairment testing or a decrease in the discount rate in the discounted cash flow analysis would not adversely affect the computed fair value of the reporting units. See Note 16 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill.

Business Combinations

Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the Company’s acquisitions is assigned to intangible assets which require management to use significant judgment in determining fair value. The Company typically utilizes third-party valuation experts for this process. In addition, current and future amortization expense for such intangibles is impacted by purchase price allocations as well as the assessment of estimated useful lives of such intangibles, excluding goodwill. The Company believes the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.

In conjunction with the review of a transaction, the valuation experts assess the status of the acquired company’s research and development projects to determine the existence of in-process research and development (“IPR&D”). The Company has not historically recorded significant costs related to IPR&D. However, in conjunction with the acquisition of Alaris, the Company was required to estimate the fair value of acquired IPR&D which required selecting an appropriate discount rate and estimating future cash flows for each project. Management also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable. Once the fair value was determined, an asset was established and, as required by U.S. GAAP, immediately written-off as a special item in the Company’s consolidated statement of earnings. The Company recorded $12.7 million as a special item in fiscal 2004 representing an estimate of Alaris’ IPR&D (see Note 2 of “Notes to Consolidated Financial Statements”).

Special Items

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

The costs associated with integrating acquired companies under the purchase method are recorded in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Certain costs to be incurred by the Company as the acquirer, such as employee and lease terminations and other facility exit costs, are recognized at the date the integration plan is committed to and adopted by management. Certain other integration costs that do not meet the criteria for accrual at the commitment date are expensed as the integration plan is implemented.

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

The Company also records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. In addition, costs related to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters are also classified as special items. See Note 2 of “Notes to Consolidated Financial Statements” for additional information.

Vendor Reserves

The Company maintains reserves to cover areas of exposure with its vendors. In determining appropriate vendor reserves, the Company assesses historical experience and current outstanding claims. The Company has established various levels of reserves based on the type of claim and status of review. The Company researches and resolves various types of contested transactions based on discussions with vendors, Company policy and findings of research performed. Though the transaction types are relatively consistent, the Company has periodically refined its estimate methodology over the past few years by updating the reserve estimate percentages based upon historical experiences. Changes to the estimate percentages have resulted in a financial impact to the Company’s cost of products sold in the period in which the change was made.

At June 30, 2006 and June 30, 2005, vendor reserves were $99.3 million and $103.1 million, respectively. Approximately 69% of the vendor reserve at June 30, 2006 and June 30, 2005 pertained to the Pharmaceutical Distribution and Provider Services segment. Fluctuations in the reserve balance are also caused by the variations of outstanding claims from period to period, timing of settlements and specific vendor issues, such as bankruptcies (significant events would be described above in the operating earnings discussion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Though vendor transactions remain relatively consistent from period to period, unforeseen events such as the deterioration in the financial condition of a large vendor or a settlement of numerous outstanding claims could cause the reserve to fluctuate, and thus, have a financial impact on the period’s financial results.

At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. However, the Company believes reserves recorded for such disputes are adequate based upon current facts and circumstances.

Equity-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award.

The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires the estimation of future uncertain events. These estimates which are entered within the option valuation model include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates. Effective with all options granted during fiscal 2006, the Company estimates its future stock price volatility based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The Company analyzed historical data to estimate option exercise behaviors and employee terminations to estimate the expected option life and forfeiture rates. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. Once employee stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. However, SFAS No. 123(R) requires the Company to compare its estimated option forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See Note 13 of “Notes to Consolidated Financial Statements” for additional information regarding equity-based compensation.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and income tax reserves reflect management’s assessment of estimated future taxes to be paid on items in the financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The Company had net deferred income tax assets of $461.1 million and $300.4 million at June 30, 2006 and 2005, respectively. The Company also had net deferred income tax liabilities of $1,679.1 million and $1,536.3 million at June 30,

2006 and 2005, respectively. Included in the net deferred income tax assets are net federal, state and local, and international loss and credit carryforwards at June 30, 2006 and 2005 of $84.9 million and $82.6 million, respectively. The Company has established a net valuation allowance of $34.4 million at June 30, 2006 against certain deferred tax assets, which primarily relates to state and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

In addition, the Company has established an estimated liability for federal, state and non-U.S. income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies.” The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions tax court systems.

The Company has developed a methodology for estimating its tax liability related to such matters and has consistently followed such methodology from period to period. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s arguments and an assessment of the probability of the Company prevailing in its arguments. In all cases, the Company considers previous findings of the Internal Revenue Service and other taxing authorities. The Company generally consults with external tax advisers in reaching its conclusions. Amounts accrued for a particular period are adjusted when a significant change in facts or circumstances has occurred.

The Company believes that its estimates for the valuation allowances against deferred tax assets and tax contingency reserves are appropriate based on current facts and circumstances. However, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

In addition to income mix from geographical regions, the significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. Although not material to the effective tax rate for the three fiscal years ended June 30, 2006, if any of the Company’s assumptions or estimates were to change, an increase/decrease in the Company’s effective tax rate by 1% on earnings before income taxes, discontinued operations and cumulative effect of change in accounting would have caused income tax expense to increase/decrease by $18.4 million for the fiscal year ended June 30, 2006.

Loss Contingencies

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

Self Insurance Accruals

The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $24.1 million and $26.0 million for estimated costs related to outstanding claims at June 30, 2006 and 2005, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be $5.5 million. If the amount of claims, medical or dental costs increase beyond what was estimated, the reserve might not be sufficient and additional expense could be required. However, the Company believes the liabilities recorded are adequate based upon current facts and circumstances. Medical and dental insurance expense was $164.8 million, $162.5 million and $140.8 million in fiscal 2006, 2005 and 2004, respectively.

Through a wholly owned insurance subsidiary, the Company has certain deductibles or is self-insured for various risks including general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation. However, claims in excess of certain limits are insured with commercial insurers. The Company had recorded liabilities totaling $76.3 million and $66.4 million for anticipated costs related to liability, property and workers’ compensation at June 30, 2006 and 2005, respectively. These costs include an estimate for expected settlements on pending claims, defense costs, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures the Company uses third parties to assist in developing the estimate of expected ultimate costs to settle each claim which is based on specific information related to each claim. For claims incurred but not reported the liabilities are calculated by outside actuaries and are derived in accordance with generally accepted actuarial practices. The amount of ultimate liability in respect to these matters is dependent on future contingent events that cannot be predicted with certainty and may differ from these estimates. Although the Company believes that liability estimates are appropriate based on information available at June 30, 2006, it is possible, based on generally accepted actuarial analysis, that under adverse conditions the ultimate liability could exceed recorded expected liabilities as of June 30, 2006 by as much as $4.2 million. The insurance expense for general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation was $77.9 million, $75.0 million and $59.8 million in fiscal 2006, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes the Company’s Consolidated Statements of Cash Flows for fiscal 2006, 2005 and 2004:

	Fiscal Years Ended June 30,
(in millions)	2006	2005	2004
Net cash provided by/(used in):
Operating activities	$2,140.3	$2,842.8	$2,623.7
Investing activities	($1,187.2)	($876.1)	($2,439.4)
Financing activities	($1,032.2)	($1,657.3)	($815.7)

Operating activities. Net cash provided by operating activities during fiscal 2006 totaled approximately $2.1 billion, a decrease of $702.5 million when compared to fiscal 2005. The year-over-year decrease was primarily a result of the net proceeds received during fiscal 2005 of $550 million under the Company’s committed receivables sales facility program. See Note 8 of “Notes to Consolidated Financial Statements” for information regarding this program. During fiscal 2006, accounts payable increased approximately $1.5 billion, which was partially offset by increased inventories of $368.2 million and increased accounts receivable of approximately $929.3 million during this period. The accounts payable and related receivable and inventory increases are due to the new sales volume from an existing large retail chain customer and the timing of inventory purchases from vendors in the Pharmaceutical Distribution and Provider Services segment.

Net cash provided by operating activities during fiscal 2005 totaled approximately $2.8 billion, an increase of $219.1 million when compared to fiscal 2004. The year-over-year increase was primarily a result of the net proceeds received during fiscal 2005 of $550 million under the Company’s committed receivables sales facility program. Overall, the operating cash flow benefits were adversely affected by a $408.9 million decrease in earnings from continuing operations before cumulative effect of change in accounting. A significant portion of the earnings decrease was due to non-cash asset impairments of approximately $185.4 million. For further discussion of changes in the Company’s earnings from continuing operations, see the “Results of Operations” section above.

Investing activities. Cash used in investing activities during fiscal 2006 primarily represents the Company’s purchase of $398.6 million of short-term investments classified as available for sale and capital spending of approximately $443.2 million to develop and enhance the Company’s infrastructure. In addition, during fiscal 2006, the Company used cash of approximately $362.2 million to complete acquisitions which expand its role as a provider of services to the healthcare industry and are primarily associated with the acquisitions of Dohmen and ParMed within the Pharmaceutical Distribution and Provider Services segment and Denver Biomedical and the remaining minority interest of Source Medical within the Medical Products and Services segment. See “Acquisitions and Divestitures” within “Item 1—Business” of this 10-K for further information regarding the Company’s acquisitions.

Cash used in investing activities during fiscal 2005 and 2004 primarily represents the Company’s use of cash to complete acquisitions and capital spending to develop and enhance the Company’s infrastructure, including facilities, information systems and other machinery and equipment. During fiscal 2005, the majority of the cash used in investing activities related to capital spending and costs associated with the acquisitions of Alaris and Geodax. During fiscal 2005, cash used in investing activities also included approximately $99.8 million related to the purchase of investment securities available for sale. See Note 22 of “Notes to Consolidated Financial Statements” for information on the Company’s investments. The majority of the cash used in investing activities during fiscal 2004 was related to costs associated with the acquisitions of Alaris, Intercare and Medicap.

Financing activities. The Company’s financing activities utilized cash of $1,032.2 million, $1,657.3 million and $815.7 million during fiscal 2006, 2005 and 2004, respectively. The Company’s financing activities used cash of $1,032.2 million during fiscal 2006 primarily due to the $1,499.9 million utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to purchase certain buildings and equipment which were under capital lease agreements reflected in the reduction of long-term obligations of $306.1 million and pay dividends on its Common Shares of approximately $101.8 million. The above uses of cash were partially offset by $500 million received from the issuance of Notes in December of 2005 (net proceeds of $496.7 million) and the proceeds received from the shares issued under various employee stock plans of approximately $240.8 million.

Cash used in financing activities during fiscal 2005 primarily reflects the Company’s decisions to retire its commercial paper and certain debt assumed in the Alaris acquisition and repurchase its Common Shares as authorized by its Board of Directors. During fiscal 2005, the Company utilized $500.3 million to repurchase its Common Shares. Cash used in financing activities during fiscal 2004 primarily reflects the Company’s decision to repurchase approximately $1.5 billion of its shares as authorized by its Board of Directors. These cash outflows for fiscal 2004 were partially offset by net proceeds of approximately $512.8 million received from the Company’s debt facilities and proceeds of approximately $216.7 million received from shares issued under various employee stock plans.

International Cash

The Company’s cash balance of approximately $1.3 billion as of June 30, 2006 includes $362.9 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so subjects it to United States federal income tax.

Share Repurchases

During fiscal 2006, 2005 and 2004, the Company’s Board of Directors approved, and management completed, several share repurchase programs. The Company repurchased approximately $3.5 billion of shares, in the aggregate, through these share repurchase programs over this period of time. During fiscal 2006, the Company repurchased approximately 21.9 million shares having an average price paid per share of $68.39. During fiscal 2005, the Company repurchased approximately 8.8 million shares having an average price paid per share of $56.76. During fiscal 2004, the Company repurchased approximately 24.2 million shares having an average price paid per share of $62.03. The repurchased shares were placed into treasury to be used for general corporate purposes. See “Issuer Purchases of Equity Securities” within “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” within this Form 10-K for further information regarding the Company’s most recent share repurchase program.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1 billion commercial paper program backed by a $1 billion revolving credit facility, a $150 million extendible commercial note program and a committed receivable sales facility program with a capacity to sell $800 million in receivables. See Note 8 in “Notes to Consolidated Financial Statements” for more information on the Company’s committed receivables sales facility program. The Company initiated the $1 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. As of June 30, 2006, the Company did not have any outstanding borrowings from the commercial paper program. The Company entered into a $1 billion revolving credit agreement in November 2005, which replaced two $750 million revolving credit facilities. This new facility is available for general corporate purposes. The Company also has other short-term credit facilities of approximately $323.6 million, of which $163.5 million was outstanding as of June 30, 2006. On December 15, 2005, the Company issued $500 million of 5.85% Notes due 2017. The proceeds of the debt issuance were used for general corporate purposes, which included working capital, capital expenditures, acquisitions, investments, repayment of indebtedness and repurchases of equity securities.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as “long-term obligations, less current portion and other short-term obligations” in the Company’s consolidated balance sheet.

From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of services to the healthcare industry. The Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its role as a provider of products and services to the healthcare industry through all its reportable segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such mergers or acquisitions.

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

Debt Ratings/Covenants

The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB, Baa2 and BBB+, respectively, the commercial paper ratings are A-2, P-2 and F2, respectively, and the ratings outlooks are “stable”.

The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of June 30, 2006, the Company was in compliance with this covenant. The Company’s preferred debt securities contain a minimum adjusted tangible net worth covenant (adjusted tangible net worth cannot fall below $2.5 billion) and certain financial ratio covenants. As of June 30, 2006, the Company was in compliance with these covenants. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

Interest Rate and Currency Risk Management

The Company uses foreign currency forward contracts, currency options and interest rate swaps to manage its exposure to cash flow variability. The Company also uses foreign currency forward contracts and interest rate swaps to protect the value of its existing foreign currency assets and liabilities and the value of its debt. See Notes 1 and 5 of “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments.

CONTRACTUAL OBLIGATIONS

As of June 30, 2006, the Company’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
(in millions)	2007	2008-2009	2010-2011	Thereafter	Total
On Balance Sheet:
Long-term debt (1)	$224.7	$874.0	$490.4	$1,213.9	$2,803.0
Interest on long-term debt	170.2	316.0	217.0	542.9	1,246.1
Capital lease obligations (2)	6.9	10.2	8.8	7.7	33.6
Other long-term liabilities (3)	3.0	5.6	5.8	89.3	103.7

Off-Balance Sheet:
Operating leases (4)	99.5	165.2	116.8	149.4	530.9
Purchase obligations (5)	632.0	32.8	7.6	3.0	675.4

Total financial obligations	$1,136.3	$1,403.8	$846.4	$2,006.2	$5,392.7

(1)	Represents maturities of the Company’s long-term debt obligations excluding capital lease obligations described below. See Note 4 in “Notes to Consolidated Financial Statements” for further information.
(2)	Represents maturities of the Company’s capital lease obligations included within long-term debt on the Company’s balance sheet and the related estimated future interest payments.
(3)	Represents cash outflows by period for certain of the Company’s long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of the Company’s pension and other post-retirement benefit obligations as well as accrued marketing fees and other long-term liabilities. Certain long-term liabilities, such as deferred taxes, have been excluded from the table above as there are no cash outflows associated with the liabilities or the timing of the cash outflows cannot reasonably be estimated.
(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 10 of “Notes to Consolidated Financial Statements.”
(5)

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company’s total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. The significant amount disclosed within fiscal 2007, as compared to other periods, primarily represents obligations to purchase inventories within the Pharmaceutical Distribution and Provider Services segment.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 8 in “Notes to Consolidated Financial Statements” for a discussion of off-balance sheet arrangements.

OTHER

Recent Financial Accounting Standards. See Note 1 in “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Recent Developments. On August 28, 2006, the Company announced that is has suspended production, sales, repairs and installation of its Alaris® SE infusion pump after approximately 1,300 units were seized by the FDA. On August 15, 2006, the Company initiated a voluntary field corrective action of the product as a result of information indicating that a sensitive keypad posed a risk of “key bounce” and could lead to over-infusion of patients. As part of the field corrective action, the Company sent letters and warning labels to its customers and is currently testing a modification that reduces sensitivity of the keypad. This modification will need to be validated on the product and approved by the FDA. These actions did not require the return of products currently in use by customers and the Company currently has no plans of recalling these products. The Company has stopped manufacturing and distribution of the Alaris SE infusion pumps pending resolution of the issue with the FDA. There have been approximately 140,000 Alaris SE infusion pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company does not believe that implementation of the modification currently being tested will materially affect the Company’s results of operations or financial condition. However, the Company has not completed its testing or received approval from the FDA and if additional remedial actions are deemed necessary by the Company or the FDA, the effect could become material to the Company’s results of operations or financial condition.

See Note 23 in “Notes to Consolidated Financial Statements” for discussion of additional subsequent events after June 30, 2006.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. The Company maintains a comprehensive hedging program to manage volatility related to these market exposures. It employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 1 and 5 of “Notes to Consolidated Financial Statements” for further discussion regarding the Company’s use of derivative instruments.

Foreign Exchange Rate Sensitivity. By nature of the Company’s global operations, it is exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, Mexican peso, British pound, Canadian dollar, Australian dollar and Thai baht.

Transactional Exposure

The Company’s transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. The 2006 analysis utilizes an implied volatility measurement for each currency to estimate the net potential gain or loss. The 2005 analysis assumed a hypothetical 10% strengthening or weakening of the U.S dollar. Included in the analysis is the estimated impact of its hedging program, which mitigates the Company’s transactional exposure. At June 30, 2006 and 2005, the Company had hedged approximately 44% and 52%, respectively, of its transactional exposures. The following table summarizes the analysis as it relates to the Company’s transactional exposure:

(in millions)	2006	2005
Net estimated transactional exposure	$496.8	$324.5

Sensitivity gain/loss	41.6	32.5
Estimated offsetting impact of hedges	(18.4)	(16.8)

Estimated net gain/loss	$23.2	$15.7

Translational Exposure

The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S dollars, the functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company’s analysis at June 30, 2006 and 2005. The following table summarizes the Company’s translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S dollar:

(in millions)	2006	2005
Net estimated translational exposure	$200.4	$187.7
Sensitivity gain/loss	$20.4	$18.8

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

As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2006 and 2005, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $6.2 million and $4.6 million, respectively.

Commodity Price Sensitivity. The Company purchases certain commodities for use in its manufacturing processes, which include latex, heating oil, diesel fuel and polystyrene, among others. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. At June 30, 2006 and 2005, the Company had not hedged any of these exposures. The table below summarizes the Company’s analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2006 and 2005:

(in millions)	2006	2005
Estimated commodity exposure	$173.7	$141.0
Sensitivity gain/loss	$17.4	$14.1

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements and Schedule:

Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2006, 2005 and 2004

Consolidated Balance Sheets at June 30, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 30, 2006, 2005

and 2004

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Schedule II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the modified prospective method at the beginning of fiscal year 2006. As discussed in Note 15 to the consolidated financial statements, the Company changed its method of recognizing cash discounts effective at the beginning of fiscal year 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Columbus, Ohio

August 31, 2006

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per Common Share amounts)

	Fiscal Year Ended June 30,
	2006	2005	2004
Revenue	$81,363.6	$74,271.6	$64,522.6
Cost of products sold	76,082.7	69,345.1	59,879.5

Gross margin	5,280.9	4,926.5	4,643.1
Selling, general and administrative expenses	3,199.3	2,770.5	2,268.7
Impairment charges and other	20.2	113.7	(11.5)
Special items—restructuring charges	60.7	159.4	35.7
—merger related charges	26.5	46.4	43.9
—foundation contribution	—	—	31.7
—other	7.5	12.2	(56.1)

Operating earnings	1,966.7	1,824.3	2,330.7
Interest expense and other	131.7	130.0	106.8

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting	1,835.0	1,694.3	2,223.9
Provision for income taxes	590.3	586.0	706.7

Earnings from continuing operations before cumulative effect of change in accounting	1,244.7	1,108.3	1,517.2
Loss from discontinued operations (net of tax benefits of $36.0, $0.8 and $0.4 for the year-to-date periods ended June 30, 2006, 2005 and 2004, respectively)	(244.6)	(57.6)	(4.2)
Cumulative effect of change in accounting	—	—	(38.5)

Net earnings	$1,000.1	$1,050.7	$1,474.5

Basic earnings per Common Share:
Continuing operations	$2.96	$2.57	$3.49
Discontinued operations	(0.58)	(0.13)	(0.01)
Cumulative effect of change in accounting	—	—	(0.09)

Net basic earnings per Common Share	$2.38	$2.44	$3.39

Diluted earnings per Common Share:
Continuing operations	$2.90	$2.54	$3.45
Discontinued operations	(0.57)	(0.13)	(0.01)
Cumulative effect of change in accounting	—	—	(0.09)

Net diluted earnings per Common Share	$2.33	$2.41	$3.35

Weighted average number of shares outstanding:
Basic	421.2	430.5	434.4
Diluted	428.5	435.7	440.0

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and equivalents	$1,320.9	$1,400.0
Short-term investments available for sale	498.4	99.8
Trade receivables, net	4,111.6	3,102.3
Current portion of net investment in sales-type leases	290.1	238.2
Inventories	7,714.2	7,249.2
Prepaid expenses and other	628.9	634.9
Assets held for sale and discontinued operations	212.6	808.1

Total current assets	14,776.7	13,532.5

Property and equipment, at cost:
Land, buildings and improvements	1,837.2	1,647.5
Machinery and equipment	3,055.7	2,782.2
Furniture and fixtures	167.7	152.8

Total property and equipment, at cost	5,060.6	4,582.5
Accumulated depreciation and amortization	(2,476.6)	(2,137.4)

Property and equipment, net	2,584.0	2,445.1
Other assets:
Net investment in sales-type leases, less current portion	754.7	693.8
Goodwill and other intangibles, net	4,992.4	4,842.5
Other	266.3	324.3

Total assets	$23,374.1	$21,838.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$229.2	$307.9
Accounts payable	9,009.3	7,351.5
Other accrued liabilities	2,053.9	1,897.8
Liabilities from businesses held for sale and discontinued operations	80.4	345.5

Total current liabilities	11,372.8	9,902.7

Long-term obligations, less current portion and other short-term borrowings	2,599.7	2,319.9
Deferred income taxes and other liabilities	910.9	1,022.6
Shareholders’ equity:
Preferred Shares, without par value Authorized - 0.5 million shares, Issued - none	—	—
Common Shares, without par value Authorized - 755.0 million shares, Issued - 482.3 million shares and 476.5 million shares at June 30, 2006 and 2005, respectively	3,195.5	2,765.5
Retained earnings	9,760.5	8,874.2
Common Shares in treasury, at cost, 71.5 million shares and 50.3 million shares at June 30, 2006 and 2005, respectively	(4,499.2)	(3,043.6)
Other comprehensive income	33.9	20.2
Other	—	(23.3)

Total shareholders’ equity	8,490.7	8,593.0

Total liabilities and shareholders’ equity	$23,374.1	$21,838.2

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

	Common Shares		Retained Earnings	Treasury Shares		Other Comprehensive Income/(Loss)	Other	Total Shareholders’ Equity
	Shares Issued	Amount		Shares	Amount
BALANCE, JUNE 30, 2003	467.2	$2,403.7	$6,465.2	(18.8)	$(1,135.8)	$(50.7)	$(7.9)	$7,674.5
Comprehensive income:
Net earnings			1,474.5					1,474.5
Foreign currency translation adjustments						68.3		68.3
Unrealized gain on derivatives						11.7		11.7
Unrealized loss on investments						(1.3)		(1.3)
Net change in minimum pension liability						0.9		0.9

Total comprehensive income								1,554.1
Employee stock plans activity, including tax benefits of $66.4 million	5.9	237.2		0.8	47.7		1.6	286.5
Treasury shares acquired				(24.2)	(1,500.0)			(1,500.0)
Dividends declared			(51.8)					(51.8)
Stock issued for acquisitions and other		12.9	0.1					13.0

BALANCE, JUNE 30, 2004	473.1	$2,653.8	$7,888.0	(42.2)	$(2,588.1)	$28.9	$(6.3)	$7,976.3
Comprehensive income:
Net earnings			1,050.7					1,050.7
Foreign currency translation adjustments						(6.3)		(6.3)
Unrealized gain on derivatives						(2.4)		(2.4)

Total comprehensive income								1,042.0
Employee stock plans activity, including tax benefits of $18.1 million	3.4	111.7		0.8	44.8		(17.0)	139.5
Treasury shares acquired				(8.9)	(500.3)			(500.3)
Dividends declared			(64.5)					(64.5)

BALANCE, JUNE 30, 2005	476.5	$2,765.5	$8,874.2	(50.3)	$(3,043.6)	$20.2	$(23.3)	$8,593.0
Comprehensive income:
Net earnings			1,000.1					1,000.1
Foreign currency translation adjustments						16.4		16.4
Unrealized gain on derivatives						4.7		4.7
Net change in minimum pension liability						(7.4)		(7.4)

Total comprehensive income								1,013.8
Employee stock plans activity, including tax benefits of $48.6 million	5.8	430.0		0.8	44.3		23.3	497.6
Treasury shares acquired				(22.0)	(1,499.9)			(1,499.9)
Dividends declared			(113.8)					(113.8)

BALANCE, JUNE 30, 2006	482.3	$3,195.5	$9,760.5	(71.5)	$(4,499.2)	$33.9	$—	$8,490.7

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,000.1	$1,050.7	$1,474.5
Cumulative effect of change in accounting	—	—	38.5
Loss from discontinued operations	244.6	57.6	4.2

Earnings from continuing operations before cumulative effect of change in accounting	1,244.7	1,108.3	1,517.2
Adjustments to reconcile earnings from continuing operations before cumulative effect of change in accounting to net cash from operations:
Depreciation and amortization	392.7	390.2	289.5
Asset impairments	24.1	185.4	5.7
Equity compensation	237.3	10.1	3.3
Provision for deferred income taxes	31.6	50.5	102.8
Provision for bad debts	28.7	8.7	(0.1)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(929.3)	(12.5)	(411.7)
(Increase)/decrease in inventories	(368.2)	60.2	237.5
Increase in net investment in sales-type leases	(113.1)	(183.9)	(7.2)
Increase in accounts payable	1,516.1	1,148.9	1,023.4
Other accrued liabilities and operating items, net	98.0	65.1	(108.8)

Net cash provided by operating activities - continuing operations	2,162.6	2,831.0	2,651.6
Net cash (used in) / provided by operating activities - discontinued operations	(22.3)	11.8	(27.9)

Net cash provided by operating activities	2,140.3	2,842.8	2,623.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(362.2)	(273.2)	(2,092.4)
Proceeds from sale of property and equipment	17.6	19.9	19.4
Additions to property and equipment	(443.2)	(554.2)	(395.7)
Purchase of investment securities available for sale	(398.6)	(99.8)	—

Net cash used in investing activities - continuing operations	(1,186.4)	(907.3)	(2,468.7)
Net cash (used in) / provided by investing activities - discontinued operations	(0.8)	31.2	29.3

Net cash used in investing activities	(1,187.2)	(876.1)	(2,439.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	(26.6)	(555.6)	639.1
Reduction of long-term obligations	(306.1)	(1,932.6)	(464.3)
Proceeds from long-term obligations, net of issuance costs	595.0	1,279.5	338.0
Proceeds from issuance of Common Shares	240.8	110.5	216.7
Tax benefits from exercises of stock options	48.6	—	—
Dividends on Common Shares	(101.8)	(51.7)	(52.3)
Purchase of treasury shares	(1,499.9)	(500.3)	(1,500.0)

Net cash used in financing activities - continuing operations	(1,050.0)	(1,650.2)	(822.8)
Net cash provided by / (used in) financing activities - discontinued operations	17.8	(7.1)	7.1

Net cash used in financing activities	(1,032.2)	(1,657.3)	(815.7)

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(79.1)	309.4	(631.4)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,400.0	1,090.6	1,722.0

CASH AND EQUIVALENTS AT END OF YEAR	$1,320.9	$1,400.0	$1,090.6

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$158.0	$127.4	$112.7
Income taxes	551.9	535.8	566.3

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a leading provider of products and services supporting the healthcare industry and helping healthcare providers and manufacturers improve the productivity and safety of healthcare. As of June 30, 2006, the Company conducted its business within the following four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. See Note 17 for information related to the Company’s reportable segments.

Effective for the first quarter of the fiscal year ended June 30, 2007, the Company will report financial information for the following five reportable segments: Supply Chain Services – Pharmaceutical; Supply Chain Services – Medical; Medical Products Manufacturing; Pharmaceutical Technologies and Services; and Clinical Technologies and Services.

Basis of Presentation. The consolidated financial statements of Cardinal Health, Inc. include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. (References to the “Company” in these consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.)

During fiscal 2006, 2005 and 2004, the Company completed several acquisitions that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company’s acquisitions is provided in Note 2.

The Company revised its consolidated statement of cash flows for fiscal 2005 and 2004 to separately disclose the operating portions of the cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts within “other accrued liabilities and operating items, net” within its statement of cash flows.

Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its Healthcare Marketing Services business and its United Kingdom-based Intercare Pharmaceutical Distribution business to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico to discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 21 for additional information.

Also during the third quarter of fiscal 2006, the Company committed to a plan to sell a significant portion of the Specialty Distribution business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net assets held for sale of this business are presented separately on the consolidated balance sheet at June 30, 2005 and were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value. In the fourth quarter of fiscal 2006, the Company sold this business. See Note 21 for additional information.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairment, vendor reserves, equity-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Cash Equivalents. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value. See Note 2 for additional information regarding non-cash investing activities related to certain recent acquisitions.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Investments. The Company’s short-term investments at June 30, 2006 and 2005 include approximately $208.9 million and $79.8 million, respectively, in tax-exempt variable rate demand notes and approximately $289.5 million and $20.0 million, respectively, in tax-exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. See Note 22 for additional information regarding short-term investments.

Receivables. Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical and other healthcare service activities and are presented net of an allowance for doubtful accounts of $113.2 million and $104.1 million at June 30, 2006 and 2005, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge a customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write-off any amounts deemed uncollectible against an established bad debt reserve.

The Company provides financing to various customers. Such financing arrangements range from one year to ten years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $32.8 million and $46.5 million at June 30, 2006 and 2005, respectively, (current portions were $27.8 million and $29.6 million, respectively) and are included in other assets. During fiscal 2006, the Company sold certain notes to a bank, see Note 19 below for additional information. These amounts are reported net of an allowance for doubtful accounts of $15.0 million and $4.4 million at June 30, 2006 and 2005, respectively.

The Company has formed special purpose entities with the sole purpose of buying receivables or sales-type leases from various legal entities of the Company and selling those receivables or sales-type leases to certain multi-seller conduits administered by banks or other third-party investors. See Note 8 for additional disclosure regarding off-balance sheet financing.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. See Note 4 for additional information.

Inventories. A substantial portion of inventories (approximately 73% in 2006 and 67% in 2005) are stated at the lower of cost, using the last-in, first-out (“LIFO”) method, or market. These inventories are included within the core distribution facilities within the Company’s Pharmaceutical Distribution business and are primarily merchandise inventories. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the FIFO method of inventory valuation, which approximates current replacement cost, inventories would have been the same at June 30, 2006 and higher than the LIFO method reported at June 30, 2005 by $26.0 million. In fiscal 2006 and 2005, the Company recorded LIFO reserve reductions of $26.0 million and $31.7 million, respectively.

Goodwill and Other Intangibles. The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company’s impairment analysis is based on a

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

review of the price/earnings ratio for publicly traded companies similar in nature, scope and size or a discounted cash flow analysis. The methods and assumptions used to test impairment have been consistently applied for the periods presented. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for risk factors. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2006 and 2005, neither of which resulted in the recognition of any impairment charges. See Note 16 for additional disclosure regarding goodwill and other intangible assets.

Property and Equipment. Property and equipment are primarily stated at cost. Depreciation expense for financial reporting purposes is primarily computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements – 1 to 50 years; machinery and equipment – 3 to 20 years; furniture and fixtures – 7 years. Depreciation expense was $332.2 million, $332.1 million and $272.4 million for fiscal 2006, 2005 and 2004, respectively. The Company expenses repairs and maintenance expenditures as incurred. The Company capitalizes interest on long-term fixed asset projects using a rate of 5.9%, which approximates the Company’s weighted average interest rate on long-term debt. The amount of capitalized interest within the Corporate entity was immaterial for all fiscal years presented.

Other Accrued Liabilities. Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal years ended June 30, 2006 and 2005, the largest component of other accrued liabilities were net current deferred tax liabilities of approximately $607.2 million and $538.9 million, respectively. Other significant components of other accrued liabilities were current taxes payable and employee compensation and related benefit accruals. For fiscal 2006 and 2005, current taxes payable were $225.1 million and $217.6 million, respectively, while employee compensation and related benefit accruals were $414.1 million and $380.1 million, respectively.

Revenue Recognition. In accordance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of sales returns and allowances.

Pharmaceutical Distribution and Provider Services

This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances (see “Sales Returns and Allowances” below for further information).

Revenue within this segment includes revenue from bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer. Bulk customers have the ability to process large quantities of products in central locations and self distribute these products to their individual retail stores or customers. Revenue from bulk customers is recorded when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

Revenue for deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products is recorded gross in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This segment also owns certain consignment inventory and recognizes revenue when that inventory is sold to a third party by the segment’s customer.

Through its Medicine Shoppe International, Inc. (“Medicine Shoppe”) and Medicap Pharmacies Incorporated (“Medicap”) franchise operations, the Company has apothecary-style pharmacy franchisees in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

Medical Products and Services

This segment records distribution and self-manufactured medical product revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This generally occurs upon delivery. This revenue is recorded net of sales returns and allowances (see “Sales Returns and Allowances” below for further information).

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

Clinical Technologies and Services

The Pyxis products business leases or sells point-of-use systems. Revenue is recognized from these transactions as follows:

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

The Alaris products business recognizes revenue, net of an allowance for estimated returns and credits, upon delivery and/or installation (depending on the product) and once transfer of title and risk of loss have occurred. This business frequently enters into revenue arrangements with multiple deliverables, which is recognized upon completion of the installation process, and is allocated to each element using the relative fair value or vendor-specific objective evidence, as appropriate.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Multiple Segments or Business Units

Arrangements containing multiple revenue generating activities are accounted for in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value or vendor specific objective evidence and recognized in accordance with the applicable revenue recognition criteria for each element.

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

Sales Returns and Allowances. Pharmaceutical distribution revenue is recorded net of sales returns and allowances. The Pharmaceutical Distribution business recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Pharmaceutical Distribution business’ customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of sales under this accounting policy closely approximate what would have been recorded under SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Applying the provisions of SFAS No. 48 would not materially change the Company’s financial position and results of operations. Sales returns and allowances for the Pharmaceutical Distribution business were approximately $1.4 billion, $1.4 billion and $1.3 billion in fiscal 2006, 2005 and 2004, respectively.

Distributed and self-manufactured medical product revenue is recorded net of sales returns and allowances. The Medical Products and Services segment has established a reserve against returned goods in accordance with SFAS No. 48. This reserve amount was immaterial for all periods presented. This segment’s customer return policy requires that the product be physically returned, subject to restocking fees, and only allows customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Sales returns and allowances for the Medical Products and Services segment were approximately $60.6 million, $70.8 million and $56.9 million in fiscal 2006, 2005 and 2004, respectively.

Cash Discounts. Cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when related inventory is sold. See Note 15 for further information regarding cash discounts and the change in accounting method adopted in 2004.

Distribution Service Agreement and Other Vendor Fees. The Company’s Pharmaceutical Distribution business accounts for fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory as a reduction in cost of sales, in accordance with EITF Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Vendor Reserves. In the ordinary course of business, vendors may challenge deductions or billings taken against payments otherwise due them from the Company. These contested transactions are researched and resolved based upon Company policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining an appropriate vendor reserve, the Company assesses historical information and current outstanding claims. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. All adjustments to vendor reserves are included in cost of sales.

Equity-Based Compensation. During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award.

The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires the estimation of future uncertain events. These estimates which are entered within the option valuation model include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates. See Note 13 below for additional information regarding equity-based compensation.

Shipping and Handling. Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $274.3 million, $275.7 million and $250.3 million for fiscal 2006, 2005 and 2004, respectively. Shipping and handling revenue received was immaterial for all periods presented.

Translation of Foreign Currencies. Financial statements of the Company’s subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in a separate component of shareholders’ equity utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of earnings in “interest expense and other” and were immaterial for the fiscal years ended June 30, 2006, 2005 and 2004.

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

The Company also uses interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to market value through “interest expense and other” at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in “interest expense and other.” The

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in “interest expense and other.” Both interest rate swaps and foreign currency forward contracts are designated as fair value hedges.

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

The Company’s policy requires contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company’s hedging contracts is provided in Note 5 below.

Research and Development Costs. Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $133.3 million, $117.2 million and $56.5 million in fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2005 primarily relates to incremental expenses from the acquisition of ALARIS Medical Systems, Inc. (“Alaris”). The Company received reimbursement for certain research and development costs from select customers of approximately $34.9 million, $18.7 million and $11.7 million in fiscal 2006, 2005 and 2004, respectively.

Income Taxes. In accordance with provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Historically, no provision was made for U.S. income taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested.

The Company repatriated $500 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the American Jobs Creation Act of 2004 (the “AJCA”) and has a total liability of $26.7 million and $26.3 million at June 30, 2006 and 2005, respectively. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. See Note 6 below for additional information.

Earnings per Common Share. Basic earnings per Common Share (“Basic EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the denominator). Diluted earnings per Common Share is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of stock options, restricted shares and restricted share units computed using the treasury stock method.

Dividends. Excluding dividends paid by all entities with which the Company has merged, the Company paid cash dividends per Common Share of $0.24, $0.12 and $0.12 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. The Company adopted this Statement on July 1, 2005 (see Note 13 for the Company’s disclosure).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the term of conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). The option to use the “short-cut” method is available regardless of whether SFAS No. 123(R) was adopted using the modified prospective or modified retrospective application transition method, and whether it has the ability to calculate its pool of windfall tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123(R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123(R). This FSP became effective after November 10, 2005. The Company has elected the specified “short cut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation, and this election had no impact on the Company’s financial statements (see Note 13 for the Company’s disclosure).

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of determining the impact of adopting this Interpretation.

2.    BUSINESS COMBINATIONS AND SPECIAL ITEMS

Business Combinations

Fiscal 2006. During fiscal 2006, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $364 million. Assumed liabilities of these acquired businesses were approximately $149 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. The Company is still finalizing the allocation of purchase price for certain transactions that occurred

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the later half of fiscal 2006. Had the transactions occurred on July 1, 2003, results of operations would not have differed materially from reported results.

Fiscal 2005. During fiscal 2005, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $107 million. Assumed liabilities of these acquired businesses were approximately $27 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred on July 1, 2003, results of operations would not have differed materially from reported results.

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

The allocation of the Alaris purchase price resulted in an allocation to goodwill of approximately $1.6 billion and an allocation to identifiable intangible assets of $413.2 million. The Company valued intangible assets related to trademarks, trade names, patents and customer relationships. The detail by category is as follows:

Category	Amount (in millions)	Average Life (Years)
Trademarks and trade names	$153.8	Indefinite
Patents	108.2	10
Customer relationships	151.2	8

Total intangible assets acquired	$413.2

The Company worked with a third-party valuation expert to determine the fair value of in-process research and development (“IPR&D”) and the fair value of identifiable intangible assets. As required by SFAS 141 “Business Combinations,” amounts assigned to tangible and intangible assets to be used in research and development projects that have no alternate future use were charged to expense at the acquisition date. The Company recorded a charge in fiscal 2004 of $12.7 million within special items in the Company’s consolidated statement of earnings for an estimate of acquired IPR&D.

Supplemental pro forma results of operations are not disclosed as the impact to the Company from the Alaris acquisition was not material. The fiscal 2004 consolidated financial statements include the results of operations from June 28, 2004.

During December 2003, the Company completed its acquisition of The Intercare Group, plc (“Intercare”), a European pharmaceutical products and services company. The cash transaction was valued at approximately $570 million, including the assumption of approximately $150 million in Intercare debt. During fiscal 2006, the United Kingdom-based Intercare Pharmaceutical Distribution business was classified as discontinued operations. See Note 21 below for additional information.

In addition, during fiscal 2004, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $168

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. Assumed liabilities of these acquired businesses, including those of Alaris and Intercare, were approximately $1.1 billion. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions, including Alaris and Intercare, occurred on July 1, 2003, results of operations would not have differed materially from reported results.

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

At the beginning of the third quarter of fiscal 2003, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to account for costs incurred in restructuring activities. Under this standard, a liability for an exit cost is recognized as incurred. As discussed above, the Company previously accounted for costs associated with restructuring activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring),” which required the Company to recognize a liability for restructuring costs on the date of the commitment to an exit plan.

The Company records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items. The Company also records legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters as special items. Also, the Company records, from time to time, material charges that are one-time, unusual or infrequent in nature as special items.

Special Items

The following is a summary of the Company’s special items for fiscal years ended June 30, 2006, 2005, and 2004.

	Fiscal Year Ended June 30,
(in millions, except per Common Share amounts)	2006	2005	2004
Restructuring costs	$60.7	$159.4	$35.7
Merger-related costs	26.5	46.4	43.9
Litigation settlements, net	(19.0)	(42.3)	(62.3)
Other	26.5	54.5	37.9

Total special items	94.7	218.0	55.2
Tax effect of special items (1)	(28.0)	(64.1)	(20.9)

Net earnings effect of special items	$66.7	$153.9	$34.3

Net decrease on Diluted EPS	$0.16	$0.36	$0.08

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Costs

The following table segregates the Company’s restructuring costs into the various reportable segments impacted by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Restructuring costs:
Global restructuring program:
Pharmaceutical Distribution and Provider Services	$0.9	$9.5	$—
Medical Products and Services	9.0	27.0	—
Pharmaceutical Technologies and Services	0.3	80.7	—
Clinical Technologies and Services	—	0.7	—
Other	33.8	30.0	—
Other restructuring programs:
Pharmaceutical Distribution and Provider Services	1.8	0.5	—
Medical Products and Services	1.7	8.5	8.7
Pharmaceutical Technologies and Services	13.5	0.8	21.9
Clinical Technologies and Services	—	0.6	4.2
Other	(0.3)	1.1	0.9

Total restructuring costs	$60.7	$159.4	$35.7

Global Restructuring Program. As previously reported during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with a goal of increasing the value that the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The program is being implemented in two phases and is expected to be substantially completed by the end of fiscal 2008.

The first phase of the program (“Phase I”) focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program (“Phase II”) focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the significant costs recorded within special items for fiscal 2006 and 2005 in connection with Phase I and Phase II, including the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions to date.

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Global restructuring program costs:
Pharmaceutical Distribution and Provider Services
Employee-related costs (1)	$—	$2.9	$—
Asset impairments (3)	0.1	—	—
Facility exit and other costs (2)	0.8	6.6	—

Total Pharmaceutical Distribution and Provider Services	0.9	9.5	—
Medical Products and Services
Employee-related costs (1)	2.6	17.5	—
Asset impairments (3)	0.1	—	—
Facility exit and other costs (2)	6.3	9.5	—

Total Medical Products and Services	9.0	27.0	—
Pharmaceutical Technologies and Services
Employee-related costs (1)	3.1	11.9	—
Asset impairments (3)	(3.8)	66.7	—
Facility exit and other costs (2)	1.0	2.1	—

Total Pharmaceutical Technologies and Services	0.3	80.7	—
Clinical Technologies and Services
Employee-related costs (1)	—	0.7	—

Total Clinical Technologies and Services	—	0.7	—
Other
Employee-related costs (1)	11.6	8.0	—
Facility exit and other costs (2)	22.2	22.0	—

Total Other	33.8	30.0	—

Total global restructuring program costs	$44.0	$147.9	$—

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.
(3)	In fiscal 2005, asset impairments were recorded in connection with the Company’s plan to sell two facilities and transfer business from a third facility. In fiscal 2006, an adjustment was recorded as the decision was made not to sell one of the facilities. These items are discussed in more detail below.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	As of June 30, 2006
Global restructuring program:
Pharmaceutical Distribution and Provider Services	2006	75	75
Medical Products and Services	2008	2,682	1,238
Pharmaceutical Technologies and Services	2009	911	511
Clinical Technologies and Services	2005	15	15
Other	2009	1,662	636

Total global restructuring program		5,345	2,475

(1)	Represents projects that have been initiated as of June 30, 2006.

The Company incurred costs of $0.9 million and $9.5 million during fiscal 2006 and 2005, respectively, related to restructuring projects associated with Phase I initiated within the Pharmaceutical Distribution and Provider Services segment. The projects within this segment include the closing of two distribution centers and consolidation into existing locations, the closing of multiple Company-owned pharmacies within Medicine Shoppe and the outsourcing of information technology functions.

The Company incurred costs of $9.0 million and $27.0 million during fiscal 2006 and 2005, respectively, related to restructuring projects associated with Phase I initiated within the Medical Products and Services segment. The projects within this segment include centralizing of management functions and consolidation of facilities within the distribution business, transitioning to a customer needs-based sales representative model in the ambulatory care business and improvements within the manufacturing business through consolidation or outsourcing of production from higher cost facilities to lower cost facilities.

The Company incurred costs of $0.3 million and $80.7 million during fiscal 2006 and 2005, respectively, related to restructuring projects associated with Phases I and II initiated within the Pharmaceutical Technologies and Services segment. The projects within this segment include planned reductions of headcount within existing operations and consolidation of overlapping operations. The total costs for fiscal 2005 include $66.7 million of asset impairment charges of which approximately $66.4 million related to its plan to sell two facilities and transfer business from a third facility. The Company planned to sell a portion of the businesses housed in each of the two facilities available for sale and transfer the remaining portion of the businesses to other existing Company facilities. One facility was sold in fiscal 2005. The carrying amount of the two facilities to be sold was $64.6 million, which included $15.4 million of goodwill allocated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met during fiscal 2005, the carrying value of the asset groups being sold was adjusted to $22.8 million, the estimated fair market values less costs to sell. As a result, the Company recognized asset impairment charges of $41.8 million associated with the two businesses during fiscal 2005. During the fourth quarter of fiscal 2006, the Company made the decision not to sell one of the two facilities it had originally planned to sell, resulting in an adjustment of $3.8 million to increase the carrying value of the disposal group to its fair value at the time of the decision not to sell. As stated above, the Company also committed to a plan to transfer production from a third facility within this segment to another existing Company facility in fiscal 2005. Production is expected to continue at the third facility through fiscal 2009. The Company recorded an asset impairment of $24.6 million in fiscal 2005 based on an analysis of discounted cash flows in accordance with SFAS No. 144.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred costs of $0.7 million during fiscal 2005 related to a restructuring project associated with Phase I initiated within the Clinical Technologies and Services segment. The costs were incurred in connection with a planned headcount reduction.

During fiscal 2006 and 2005, the Company incurred costs of $33.8 million and $30.0 million, respectively, related to restructuring projects associated with Phases I and II that impacted multiple segments. The costs for fiscal 2006 related primarily to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services, consolidation of existing customer service operations into two locations and severance accrued upon communication of terms to employees. The costs for fiscal 2005 related primarily to design and implementation of the Company’s overall restructuring plan, restructuring the Company’s delivery of information technology infrastructure services and severance accrued upon communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists.

Other Restructuring Programs. Separate from the global restructuring program discussed above, the Company incurred costs of $16.7 million in fiscal 2006 to restructure operations (both domestically and internationally) throughout the Company as compared to $11.5 million in fiscal 2005 and $35.7 million in fiscal 2004. The restructuring plans across all segments focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount both domestically and internationally, and aligning operations in the most strategic and cost-efficient structure. In connection with implementing these restructuring plans, the Company incurred costs that included employee-related costs, the majority of which represents severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists, exit costs, including asset impairment charges, costs incurred to relocate physical assets, project management costs and costs to restructure the delivery of information technology infrastructure services. Included in these costs for fiscal 2006 were $7.0 million in asset impairments to reduce the long-lived assets of one of its North American manufacturing facilities within its Pharmaceutical Technologies and Services segment to their net realizable value based upon a discounted cash flow analysis due to the Company’s commitment to a plan to exit the facility. The Company expects to continue production at the facility through fiscal 2008. Included in these costs for fiscal 2004 were $13.7 million in asset impairments related to the Company’s decision to exit certain North American commodity operations within the Pharmaceutical Technologies and Services segment.

With respect to other restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of June 30, 2006:

	Expected Fiscal Year of Completion	Headcount Reduction
		Expected (1)	As of June 30, 2006
Other restructuring programs:
Pharmaceutical Distribution and Provider Services	2007	109	75
Medical Products and Services	2007	2,305	2,188
Pharmaceutical Technologies and Services	2008	1,197	980

Total other restructuring programs		3,611	3,243

(1)	Represents projects that have been initiated as of June 30, 2006.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger-Related Costs

Costs of integrating operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs incurred during fiscal 2006 and 2005 were primarily a result of the Alaris and Syncor International Corporation (“Syncor”) acquisitions. The merger-related costs incurred during fiscal 2004 were primarily a result of the Syncor acquisition. During the fiscal years noted above, the Company also incurred merger-related costs for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Merger-related costs:
Employee-related costs	$10.0	$16.3	$11.8
Asset impairments and other exit costs	1.6	1.4	0.9
Debt issuance cost write-off	—	8.8	—
In-process research and development	—	—	12.7
Integration costs and other	14.9	19.9	18.5

Total merger-related costs	$26.5	$46.4	$43.9

Employee-Related Costs. During fiscal 2006, 2005 and 2004, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $10.0 million, $16.3 million and $11.8 million, respectively. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the mergers or acquisitions. The fiscal 2006 charges relate primarily to the Alaris acquisition. The fiscal 2005 charges related primarily to the Alaris and Syncor acquisitions. The fiscal 2004 charges were primarily a result of the Syncor acquisition.

Asset Impairments and Other Exit Costs. During fiscal 2006, 2005 and 2004, the Company incurred asset impairment and other exit costs of $1.6 million, $1.4 million and $0.9 million, respectively. The asset impairment and other exit costs incurred during fiscal 2006 were primarily a result of facility integration plans for the Alaris acquisition. The asset impairment and other exit costs incurred during fiscal 2005 were primarily a result of fixed asset disposals due to the Alaris acquisition and facility closures associated with the Syncor acquisition. The asset impairment and other exit costs incurred during fiscal 2004 related primarily to plans to consolidate operations as a result of the Syncor acquisition.

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

Integration Costs and Other. During fiscal 2006, 2005 and 2004, the Company incurred integration costs and other of $14.9 million, $19.9 million and $18.5 million, respectively. The costs included in this category generally relate to expenses incurred to integrate merged or acquired companies’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/ finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Settlements, Net

The following table summarizes the Company’s net litigation settlements during fiscal 2006, 2005 and 2004.

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Litigation settlements, net:
Pharmaceutical manufacturer antitrust litigation	$(25.5)	$(41.7)	$(55.9)
New York Attorney General investigation	8.0	—	—
Vitamin litigation	—	(0.6)	(6.5)
Other	(1.5)	—	0.1

Total litigation settlements, net	$(19.0)	$(42.3)	$(62.3)

Pharmaceutical Manufacturer Antitrust Litigation. The Company recorded income of $25.5 million, $41.7 million and $55.9 million in fiscal 2006, 2005 and 2004, respectively, resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of such claims through June 30, 2006 was $123.1 million (net of attorney fees, payments due to other interested parties and expenses withheld).

New York Attorney General Investigation. The Company recorded a reserve of $8.0 million during fiscal 2006 with respect to the previously-reported investigation by the New York Attorney General’s Office. The Company has recently commenced negotiations with the New York Attorney General’s Office for a civil resolution of this investigation. There can be no assurance that the Company’s efforts to resolve the New York Attorney General’s Office’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding this matter, see Note 10.

Vitamin Litigation. During fiscal 2005 and 2004, the Company recorded income of $0.6 million and $6.5 million, respectively, resulting from the recovery of antitrust claims against certain vitamin manufacturers for amounts overcharged in prior years. The total recovery of antitrust claims against certain vitamin manufacturers through June 30, 2005 was $145.3 million (net of attorney fees, payments due to other interested parties and expenses withheld). There have been no recoveries since December 31, 2004 and the Company has settled all known claims, and the total amount of any future recovery is not likely to be material.

Other Litigation. During fiscal 2006 and 2004, the Company recorded settlement recoveries of $1.5 million and settlement charges of $0.1 million, respectively, related to certain immaterial litigation matters.

Other

Fiscal 2006. During fiscal 2006, the Company incurred costs recorded within other special items totaling $26.5 million. These costs primarily relate to settlement reserves, legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million during fiscal 2006 in addition to the $25 million reserve recorded during fiscal 2005.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding this matter, see Notes 9 and 10.

Fiscal 2005. During fiscal 2005, the Company incurred costs recorded within other special items totaling $54.5 million. These costs primarily relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. In addition, these costs include a $25.0 million reserve for the potential settlement with the SEC regarding resolution of its investigation with respect to the Company. For further information regarding this matter, see Notes 9 and 10.

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

Special Items Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s special items.

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Balance at beginning of year	$85.9	$39.5	$45.7
Additions (1)	121.7	260.3	117.5
Payments	(126.2)	(213.9)	(123.7)

Balance at end of year	$81.4	$85.9	$39.5

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during fiscal 2006, 2005 and 2004 of $27.0 million, $42.3 million and $62.3 million, respectively, which were recorded as special items.

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), the Company accrued, as part of its acquisition adjustments, a liability of $4.8 million related to employee termination and relocation costs and $17.4 million related to closing of certain facilities. The Company is still finalizing the allocation of purchase price for Dohmen and no payments were made in connection with the employee related costs or facility closures during fiscal 2006.

In connection with restructuring and integration plans related to Intercare, the Company accrued, as part of its acquisition adjustments, a liability of $10.4 million related to employee termination and relocation costs and $11.0 million related to closing of certain facilities. During fiscal 2006, the amounts specifically related to the United Kingdom-based Intercare Pharmaceutical Distribution business were reclassified to discontinued

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. In addition, the amounts allocated to planned facility closures of $16.3 million were reversed against goodwill and deferred taxes as the Company subsequently decided not to close these facilities. During fiscal 2005, the Company reversed a $1.5 million accrual against goodwill as it was no longer necessary.

In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of June 30, 2006, the Company had paid $14.0 million of employee related costs, $7.4 million associated with the facility closures and $1.1 million of other restructuring costs.

Other

Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $96 million (approximately $62 million net of tax). These estimated costs are primarily associated with the first and second phases of the Company’s previously-announced global restructuring program, restructurings within the Pharmaceutical Technologies and Services segment, and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

3.    LEASES

Sales-Type Leases. The Company’s sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows:

(in millions)	June 30, 2006	June 30, 2005
Future minimum lease payments receivable	$1,174.0	$1,056.0
Unguaranteed residual values	24.3	23.8
Unearned income	(146.9)	(133.9)
Allowance for uncollectible minimum lease payments receivable	(6.6)	(13.9)

Net investment in sales-type leases	1,044.8	932.0
Less: current portion	290.1	238.2

Net investment in sales-type leases, less current portion	$754.7	$693.8

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are:

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Minimum lease payments	$346.8	$326.5	$268.9	$169.4	60.1	$2.3	$1,174.0

During fiscal 2004, the Company entered into two separate agreements to transfer ownership of certain lease receivables along with a security interest in the related leased equipment to the leasing subsidiary of a bank. The net book value of the leases sold was $314.2 million for fiscal 2004 (see Note 8 for additional information).

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following:

(in millions)	June 30, 2006	June 30, 2005
4.00% Notes due 2015	$434.9	$473.7
5.85% Notes due 2017	500.0	—
6.00% Notes due 2006	—	150.2
6.25% Notes due 2008	150.0	150.0
6.75% Notes due 2011	487.8	506.6
7.25% Senior subordinated notes due 2011	11.4	11.6
7.30% Notes due 2006	127.4	128.1
7.80% Debentures due 2016	75.7	75.7
7.00% Debentures due 2026	192.0	192.0
Preferred debt securities	650.0	650.0
Short-term borrowings, reclassified	2.8	5.6
Other obligations; interest averaging 4.73% in 2006 and 4.91% in 2005, due in varying installments through 2015	196.9	284.3

Total	2,828.9	2,627.8
Less: current portion and other short-term borrowings	229.2	307.9

Long-term obligations, less current portion and other short-term borrowings	$2,599.7	$2,319.9

The 4.00%, 5.85%, 6.00%, 6.25% and 6.75% Notes represent unsecured obligations of the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation, which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity, except for the 7.00% Debentures which included put options that expired on September 15, 2003, without any put options being exercised. Interest is paid pursuant to the terms of the obligations. These notes and guarantees of the Company are structurally subordinated to the liabilities of the Company’s subsidiaries, including trade payables of $9.0 billion.

As part of the Company’s acquisition of Alaris in fiscal 2004, the Company assumed $195.3 million of Senior subordinated notes due 2011, which includes a premium of $20.3 million based on the fair value of the debt. The Senior subordinated notes bear interest at an annual rate of 7.25%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company could redeem up to 35% of the Senior subordinated notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Senior subordinated notes, holders may require the Company to purchase their Senior subordinated notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior subordinated notes are subject to certain restrictive and reporting covenants. As of June 30, 2004, the Company was in compliance with all such covenants. During fiscal 2005, the Company paid off $183.6 million of the Senior subordinated notes and amended the bond indenture to remove the restrictive covenants. The remaining balance at June 30, 2006 of $11.4 million is callable at any time on or after July 1, 2007. Also related to the Alaris acquisition, the Company assumed a bank credit facility consisting of a six-year $245 million term loan

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and a five-year $30 million revolving credit facility. During fiscal 2005, the Company paid off the term loan and terminated the credit facility.

In addition to cash, the Company’s sources of liquidity include a $1 billion commercial paper program backed by a $1 billion revolving credit facility and a $150 million extendible commercial note program. The Company initiated the $1 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. The Company did not have any outstanding borrowings from the commercial paper program or the extendible commercial notes program at June 30, 2006 or June 30, 2005. The Company also maintains other short-term credit facilities and an unsecured line of credit that allow for borrowings up to $323.6 million. At June 30, 2006 and 2005, $163.5 million and $136.0 million, respectively, were outstanding under these uncommitted facilities. The June 30, 2006 and 2005 balances include $2.8 million and $5.6 million, respectively, in short-term borrowings reclassified. The effective interest rate on these short-term borrowings reclassified as of June 30, 2006 and 2005 was 0.93% and 0.72%, respectively. The June 30, 2006 balance also includes $160.7 million, which is classified in other obligations. The remaining $36.2 million balance of other obligations at June 30, 2006 consists primarily of additional notes, loans and capital leases. The June 30, 2005 balance also includes $130.4 million, which is classified in other obligations. The remaining $153.9 million balance of other obligations at June 30, 2005 consisted primarily of additional notes, loans and capital leases.

The Company entered into a $1 billion revolving credit agreement in November 2005, which replaced two $750 million revolving credit facilities. This new facility expires on November 18, 2010 and is available for general corporate purposes. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. During the first quarter of fiscal 2005, the Company borrowed $500 million on its revolving credit facilities. The proceeds of this borrowing were utilized to repay a portion of the Company’s commercial paper and for general corporate purposes, including the establishment of pharmaceutical inventory at the Pharmaceutical Distribution business’ National Logistics Center in Groveport, Ohio. During the second quarter of fiscal 2005, the Company borrowed an additional $750 million on the revolving credit facilities, with the proceeds utilized primarily for the establishment of inventory at the National Logistics Center. The Company fully repaid the $1.25 billion in outstanding balances under its bank revolving credit facilities during the second quarter of fiscal 2005 due to stabilization in its short-term liquidity requirements in light of, among other things, the Company having substantially completed the initial establishment of inventory at the National Logistics Center. This revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings and remained unused at June 30, 2006 and 2005, except for $57.8 million and $46.2 million, respectively, of standby letters of credit issued on behalf of the Company. At June 30, 2006 and 2005, $2.8 million and $5.6 million, respectively, of other short-term borrowings were reclassified as long-term. These reclassifications reflect the Company’s intent and ability, through the existence of the unused revolving credit facilities, to refinance these borrowings.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as “long-term obligations, less current portion and other short-term obligations” debt in the Company’s consolidated balance sheet. At June 30, 2006 and 2005, the Accounts Receivable and Financing Entity owned approximately $580.8 million and $534.0 million, respectively, of receivables that are included in the Company’s consolidated balance sheet. The effective interest rate as of June 30, 2006 and 2005 was 5.90% and 3.96%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term obligations for future fiscal years are:

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Maturities of long-term obligations	$229.2	$76.5	$805.0	$4.7	492.5	$1,221.0	$2,828.9

5.    FINANCIAL INSTRUMENTS

Interest Rate Risk Management. The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on cash flows and the market value of its borrowings. The Company maintains fixed rate debt as a percentage of its net debt within a certain range.

The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs.

At June 30, 2006, the Company held no pay-fixed interest rate swaps. The pay-fixed interest rate swaps held at June 30, 2005 were terminated in September 2005 as the forecasted transactions related to the swaps did not occur at that time, and thus, a portion of each of the contracts became ineffective. The termination of these contracts resulted in a cash receipt of $1.2 million. The ineffective portion of the contracts, totaling less than a $0.1 million loss, was recorded in “interest expense and other” during fiscal 2006. During fiscal 2006, the Company held two other pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. These contracts matured through 2010 and 2017, respectively. These contracts were also terminated resulting in a cash receipt of $12.7 million. The ineffective portion of the contracts, totaling a gain of $2.7 million, was recorded in “interest expense and other” during fiscal 2006.

At June 30, 2005, the Company held two pay-fixed interest rate swaps to hedge the variability of cash flows relating to forecasted transactions. These contracts were classified as cash flow hedges and matured through 2010 and 2017, respectively. The Company adjusted these pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts were effective in offsetting the interest rate exposure of the forecasted transactions. During fiscal 2005, the Company held two additional pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. These contracts matured through 2010 and 2017, respectively. The forecasted transactions related to the two additional pay-fixed interest rate swaps did not occur during fiscal 2005, and thus, a portion of each of the contracts became ineffective. Payments totaling $11.6 million were made to terminate the contracts in fiscal 2005 and the ineffective portion of each of the contracts, totaling a $1.3 million loss, was recorded in interest expense and other during fiscal 2005. The remaining $10.3 million of the payments that relates to the portion of the contracts that was effective prior to the termination date was adjusted to current market value through other comprehensive income during fiscal 2005, and an adjustment was recognized in interest expense and other in future periods in conjunction with the occurrence of the originally forecasted transactions.

The Company also holds pay-floating interest rate swaps to hedge the change in fair value of the fixed-rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through June 2015. The gain/(loss) recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain/(loss) recorded in interest expense and other.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the notional amount hedged, fair value of the interest rate swaps outstanding at June 30, 2006 and 2005 included in other assets/liabilities. The net gains/(losses) for pay-floating interest rate swaps recognized through interest expense and other during fiscal 2006, 2005 and 2004 were approximately $(6.4) million, $22.7 million and $34.8 million, respectively.

(in millions)	2006	2005
Pay-fixed interest rate swaps:
Notional amount	$—	$500.0
Assets	—	—
Liabilities	—	7.3

Pay-floating interest rate swaps:
Notional amount	$877.8	$1,027.8
Assets	—	7.1
Liabilities	75.0	22.9

The Company had net deferred (gains)/losses on pay-fixed interest rate swaps of $0.8 million recorded in other comprehensive income at June 30, 2006. The Company had net deferred losses on pay-fixed interest rate swaps of $7.3 million recorded in other comprehensive income at June 30, 2005. During fiscal 2006, the Company incurred gains of less than $0.1 million. During fiscal 2005 and 2004 the Company recognized losses of approximately $0.7 million and $4.5 million, respectively, within interest expense and other related to these interest rate swaps.

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

At June 30, 2006 and 2005, the Company held forward contracts expiring through June 2007 and June 2006, respectively, to hedge probable, but not firmly committed, revenue and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the European euro, British pound, Mexican peso, Canadian dollar, Australian dollar and Thai baht.

The Company also held forward contracts expiring in December 2013 at June 30, 2006 and 2005, respectively, to hedge the value of foreign currency assets and liabilities. These forward contracts are classified as fair value hedges and are adjusted to current market values through “interest expense and other,” directly offsetting the adjustment of the foreign currency asset or liability.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the notional amount hedged, the value of the forward contracts outstanding at June 30, 2006 and 2005 included in other assets or liabilities. The amount of net losses related to fair value forward contracts recognized through interest expense and other during fiscal 2006, 2005 and 2004 were approximately $9.9 million, $18.5 million and $12.7 million, respectively.

(in millions)	2006	2005
Forward contracts – cash flow hedge:
Notional amount	$269.2	$286.4
Assets	2.2	7.9
Liabilities	6.4	2.5
Forward contracts – fair value hedge:
Notional amount	$834.0	$563.7
Assets	0.8	1.1
Liabilities	14.6	16.8

At June 30, 2006, the Company had net deferred losses related to forward contract cash flow hedges of $4.2 million as compared to net deferred gains of $5.4 million at June 30, 2005. These gains and losses were recorded in other comprehensive income. During fiscal 2006, the Company recognized gains of approximately $5.6 million within net earnings related to these forward contracts. During fiscal 2005 and 2004, the Company recognized losses of approximately $8.0 million and $14.9 million, respectively, within net earnings related to these forward contracts.

The income/(loss) recorded on the forward contract fair value hedge is offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2006 and 2005.

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

Fair Value of Financial Instruments. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2006 and 2005, approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The estimated fair value of the Company’s long-term obligations was $2,824.1 million and $2,720.2 million as compared to the carrying amounts of $2,828.9 million and $2,627.8 million at June 30, 2006 and 2005, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30. The fair values are based on quoted market prices for the same or similar instruments.

(in millions)	2006		2005
	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign currency forward contracts	$1,103.2	$(18.0)	$850.1	$(10.3)
Interest rate swaps	$877.8	$(75.0)	$1,527.8	$(23.1)

6.    INCOME TAXES

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting are as follows (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004
U.S. Operations	$1,246.5	$1,326.6	$1,831.0
Non-U.S. Operations	588.5	367.7	392.9

	$1,835.0	$1,694.3	$2,223.9

The provision for income taxes from continuing operations before discontinued operations and cumulative effect of change in accounting consists of the following (in millions):

	Fiscal Year Ended June 30,
	2006	2005	2004
Current:
Federal	$433.0	$430.4	$523.9
State and local	51.8	38.3	59.0
Non-U.S.	73.5	40.5	21.0

Total	$558.3	509.2	603.9
Deferred:
Federal	$53.8	$41.0	$93.9
State and local	(3.2)	3.8	10.7
Non-U.S.	(19.0)	5.7	(1.8)

Total	$31.6	$50.5	$102.8
Unremitted earnings repatriated due to AJCA	0.4	26.3	—

Total provision	$590.3	$586.0	$706.7

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision based on the federal statutory income tax rate to the Company’s effective income tax rate from continuing operations before discontinued operations and cumulative effect of change in accounting is as follows:

	Fiscal Year Ended June 30,
	2006	2005	2004
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.6	2.1	2.1
Foreign tax rate differential	(7.7)	(5.2)	(4.2)
Nondeductible/nontaxable items	1.6	0.8	0.3
Unremitted earnings repatriated due to AJCA	—	1.6	—
Other	1.7	0.3	(1.4)

Effective income tax rate	32.2%	34.6%	31.8%

A provision of the American Jobs Creation Act of 2004 (the “AJCA”) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from non-U.S. subsidiaries. During the fourth quarter of fiscal 2005, the Company determined that it would repatriate $500 million of accumulated non-U.S. earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly the Company recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. During fiscal 2006, the Company repatriated $500 million of accumulated foreign earnings in accordance with its plan adopted during fiscal 2005. An additional tax liability of $0.4 million was recorded during fiscal 2006 due to new state legislation with respect to the AJCA, bringing the Company’s total tax liability related to the repatriation recorded through June 30, 2006 to $26.7 million. Uses of repatriated funds include domestic expenditures related to non-executive salaries, capital assets investments and other permitted activities.

As of June 30, 2006 the Company had $1,522.9 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in millions):

	June 30, 2006	June 30, 2005
Deferred income tax assets:
Receivable basis difference	$59.9	$46.1
Accrued liabilities	204.0	167.1
Equity compensation	82.1	—
Loss and tax credit carryforwards	84.9	82.6
Other	64.6	13.0

Total deferred income tax assets	$495.5	$308.8
Valuation allowance for deferred income tax assets	(34.4)	(8.4)

Net deferred income tax assets	$461.1	$300.4

Deferred income tax liabilities:
Inventory basis differences	$(766.5)	$(613.8)
Property-related	(487.9)	(385.6)
Goodwill and other intangibles	(240.9)	(259.3)
Revenues on lease contracts	(141.3)	(187.4)
Other	(42.5)	(90.2)

Total deferred income tax liabilities	$(1,679.1)	$(1,536.3)

Net deferred income tax liabilities	$(1,218.0)	(1,235.9)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet:

	June 30, 2006	June 30, 2005
Current deferred tax asset (1)	$33.0	$28.5
Noncurrent deferred tax asset (2) (5)	40.1	13.2
Current deferred tax liability (3)	(607.2)	(538.9)
Noncurrent deferred tax liability (4)	(683.9)	(738.7)

Net deferred tax liability (5)	$(1,218.0)	$(1,235.9)

(1)	Included in “Prepaid Expenses and Other.”
(2)	Included in “Other Assets.”
(3)	Included in “Other Accrued Liabilities.”
(4)	Included in “Deferred Income Taxes and Other Liabilities.”
(5)	Includes a $24.9 deferred tax asset at June 30, 2006 in “Assets Held for Sale and Discontinued Operations.”

In fiscal 2006, the Company discovered that the netting of current deferred tax assets and liabilities and long-term deferred tax assets and liabilities was not consistently reflected on the balance sheet resulting in an inconsistent classification between the balance sheet and the tax footnote disclosure in prior years. As a result, the prior period amounts have been reclassified to conform with the current year presentation. The fiscal 2005

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet depicts a reclassification resulting in a reduction in net current deferred tax assets and liabilities of $204 million and a reduction in net long term deferred tax assets and liabilities of $17 million from what was reported in the 2005 Form 10-K. Similar reclassifications impacted the disclosed total assets for each year presented in Item 6 “Selected Financial Data.”

At June 30, 2006, the Company had gross federal, state and international loss and credit carryforwards of $56.7 million, $894.6 million and $167.8 million, respectively. The tax effect of which is an aggregate deferred tax asset of $84.9 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $22.8 million of the valuation allowance at June 30, 2006 applies to certain non-U.S. and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, up to $0.4 million of the reduction in the valuation allowance could potentially be applied against goodwill and all other reductions would be applied against income tax expense.

With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for years before June 30, 1995. The years subsequent to 1995 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2003 through 2005 in the fourth quarter of fiscal 2006, in addition to ongoing examinations of open years from 1996 through 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years. While it is not currently possible to predict the impact of settlements or other IRS audit activity on income tax expense or cash flows during the next 12 months, the Company does not expect any significant impact on financial position.

On August 2, 2006, the Company received a Revenue Agent Report from the Internal Revenue Service related to fiscal years 2001 and 2002. The Company is currently assessing the report. The Company expects to complete its initial communications to the IRS with respect to the Revenue Agent Report by the end of September 2006.

7.    EMPLOYEE RETIREMENT BENEFIT PLANS

The Company sponsors various retirement and pension plans, including defined benefit retirement plans, other postretirement benefit plans and defined contribution retirement plans. Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for Company matching and profit sharing contributions. The Company’s contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

The total expense for employee retirement benefit plans (excluding defined benefit retirement and other postretirement benefit plans, see below) was $121.0 million, $86.1 million and $54.5 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Defined Benefit and Other Postretirement Benefit Plans. The Company has several defined benefit retirement plans covering substantially all R.P. Scherer Corporation (“Scherer”) salaried and hourly employees in the United States and elsewhere around the world. The Company also assumed defined benefit retirement plans through certain acquisitions including Intercare and Alaris. The Company’s domestic defined benefit retirement

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans provide defined benefits based on years of service and level of compensation. Foreign subsidiaries provide for retirement benefits in accordance with local customs or law. The Company funds its retirement plans at amounts required by applicable regulations.

The Company also has postretirement medical and life insurance plans in the United States and Canada that cover all eligible Scherer and Alaris participants.

The Company uses a measurement date of June 30 for substantially all its retirement and postretirement benefit plans.

Obligations and Funded Status

The following table provides a reconciliation of the change in projected benefit obligation:

	Retirement Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Projected benefit obligation at beginning of year	$219.9	$195.6	$7.4	$5.1
Service cost	2.3	1.9	—	—
Interest cost	11.1	11.4	0.5	0.4
Benefits paid	(7.5)	(7.7)	(0.3)	(0.2)
Participant contributions	0.1	0.1	—	—
Curtailments	(0.4)	—	—	—
Settlements	—	(2.2)	—	—
Actuarial loss/(gain)	22.4	20.8	(2.1)	2.1
Cumulative translation adjustment	2.2	—	0.1	—

Projected benefit obligation at end of year	$250.1	$219.9	$5.6	$7.4

The following table provides a reconciliation of the change in fair value of plan assets:

	Retirement Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$127.9	$119.5	$—	$—
Participant contributions	0.1	0.1	—	—
Employer contributions	17.1	6.1	0.3	0.2
Benefits paid	(7.5)	(6.5)	(0.3)	(0.2)
Actual return on plan assets	18.7	10.9	—	—
Settlements	—	(2.2)	—	—
Cumulative translation adjustment	0.6	—	—	—

Fair value of plan assets at end of year	$156.9	$127.9	$—	$—

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets:

	Retirement Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Funded status	$(93.2)	$(92.0)	$(5.6)	$(7.4)
Unrecognized net transition asset	0.4	(0.2)	—	—
Unrecognized prior service cost	0.1	0.1	—	—
Unrecognized net actuarial loss/(gain)	66.8	58.5	(3.1)	(0.8)
Other	0.3	1.0	0.1	—

Net amount recognized	$(25.6)	$(32.6)	$(8.6)	$(8.2)

Prepaid benefit cost	$15.0	$0.3	$—	$—
Accrued benefit cost	(95.6)	(87.3)	(8.6)	(8.2)
Intangible asset	0.4	0.1	—	—
Accumulated other comprehensive income	54.6	54.3	—	—

Net amount recognized	$(25.6)	$(32.6)	$(8.6)	$(8.2)

The projected benefit obligation and fair value of plan assets for retirement plans and other postretirement plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Projected benefit obligation	$202.2	$216.8	$5.6	$7.4
Fair value of plan assets	101.9	124.8	—	—

The accumulated benefit obligation and fair value of plan assets for pension plans and other postretirement plans with accumulated benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Accumulated benefit obligation	$196.7	$215.4	N/A	N/A
Fair value of plan assets	101.9	127.9	—	—

Net Periodic Benefit Cost

Components of the Company’s net periodic benefit costs are as follows:

	Retirement Benefits			Other Postretirement Benefits
(in millions)	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$2.3	$1.9	$1.6	$—	$—	$—
Interest cost	11.1	11.4	9.2	0.5	0.4	0.3
Expected return on plan assets	(8.8)	(8.5)	(5.6)	—	—	—
Net amortization and other (1)	2.4	2.5	2.8	0.2	(0.1)	(0.1)

Net amount recognized	$7.0	$7.3	$8.0	$0.7	$0.3	$0.2

(1)	Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

The weighted average assumptions used in determining benefit obligations are as follows:

	Retirement Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.17%	5.03%	5.91%	5.75%
Rate of increase in compensation levels	2.57%	2.71%	N/A	N/A

The weighted average assumptions used in determining net periodic pension cost are as follows:

	Retirement Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.03%	5.47%	5.50%	5.75%	5.98%	6.25%
Rate of increase in compensation levels	2.71%	2.71%	3.50%	N/A	N/A	N/A
Expected long-term rate of return (1)	7.18%	6.53%	6.30%	N/A	N/A	N/A

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Healthcare Cost Trend Rates

The United States healthcare cost trend rates assumed for next year for other postretirement benefits at December 31 are as follows:

	Other Postretirement Benefits
	2006	2005
Healthcare cost trend rate assumed for next year:
Pre – Medicare	9.80%	10.90%
Post – Medicare	10.20%	12.20%

Rate to which the cost trend is assumed to decline (ultimate trend rate):
Pre – Medicare	5.60%	5.60%
Post – Medicare	5.70%	5.70%

Year that the rate reaches the ultimate trend rate:
Pre – Medicare	2014	2014
Post – Medicare	2012	2014

A one percentage point change in the assumed healthcare cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated postretirement benefit obligation.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2006		2005
	Actual $	Actual %	Actual $	Actual %	Target
Asset Category
Equity Securities	$80.6	51%	$67.0	52%	52%
Debt Securities	39.3	25%	34.8	27%	28%
Real Estate	8.0	5%	6.6	5%	5%
Other	29.0	19%	19.5	16%	15%

Total	$156.9	100%	$127.9	100%	100%

The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) (for plans subject to ERISA) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

Contributions

The total estimated contributions for the 2007 measurement year are $3.8 million.

Estimated Future Benefit Payments

Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are:

Fiscal Year Ended June 30, (in millions)	Retirement Benefits	Other Benefits
2007	$6.6	$0.5
2008	7.0	0.5
2009	7.4	0.5
2010	7.8	0.5
2011	8.1	0.5
2012 – 2016	47.3	2.4

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    OFF-BALANCE SHEET ARRANGEMENTS

The Company periodically enters into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

Lease Receivable-Related Arrangements

A subsidiary of the Company has agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank. In order to qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company formed wholly-owned, special purpose, bankruptcy-remote subsidiaries (the “Pyxis SPEs”) of its subsidiary, Cardinal Health 301, Inc. (“Pyxis”), and each of the Pyxis SPEs formed wholly-owned, qualified special purpose subsidiaries (the “QSPEs”) to effectuate the removal of the lease receivables from the Company’s consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the Pyxis SPEs and does not consolidate the QSPEs. Both the Pyxis SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the Pyxis SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

Other Receivable-Related Arrangements

Cardinal Health Funding, LLC (“CHF”) was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to multi-seller conduits administered by third party banks or other third party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is separate legal entity from the Company, and the Company’s subsidiary that sells and contributes the receivables to CHF. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 and accordingly the receivables are not included in the Company’s consolidated financial statements.

At June 30, 2006, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. During the third quarter of fiscal 2006, the Company sold and subsequently repurchased $150.0 million of receivable interests under this receivables sales facility program. After these transactions, the Company had $550 million of receivable interest sales outstanding at June 30, 2006. The Company also provided a security interest in its residual interest in the receivables of $265.5 million at June 30, 2006, as required under this program.

At June 30, 2005, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800 million in receivables. During the first quarter of fiscal 2005, the capacity under the committed receivables sales facility program was increased from $500 million to $800 million. CHF has retained an undivided subordinated percentage interest in the receivables which acts as credit enhancement for the sold interests. The Company sold $500 million of receivable interests under this committed receivables sales facility program during the first quarter of fiscal 2005. The Company sold an additional $300 million of receivable interests under this program during the second quarter of fiscal 2005. In the third quarter of fiscal 2005, the Company repurchased and subsequently sold $133.8 million of receivable interests under this program. During the fourth quarter of fiscal 2005, the Company repurchased $250 million of receivable interests under this program. After these transactions, the Company had $550 million of receivable interest sales outstanding at June 30, 2005. The Company also provided a security interest in its residual interest in the receivables of $274.2 million at June 30, 2005, as required under this program.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows from all Receivable-Related Arrangements

The Company’s net cash flow benefit related to receivable interest transfers for fiscal 2006, 2005 and 2004 were as follows:

(in millions)	2006	2005	2004
Proceeds received on transfer of receivables interests	$—	$550.0	$321.4
Cash collected in servicing of related receivables	2.2	3.9	3.9
Proceeds received on subordinated interests	—	1.9	8.9

Cash inflow to the Company	2.2	555.8	334.2

Cash collection remitted to the bank	161.2	224.6	226.0
Cash collection remitted to QSPE	—	1.9	8.9

Net benefit to the Company’s Cash Flow	$(159.0)	$329.3	$99.3

Pyxis and CHF were required to repurchase any receivables or interests sold only if it is determined that the representations and warranties with regard to the related receivables were not accurate on the date sold.

Operating Leases

The Company has entered into operating lease agreements with several third party banks for the construction of various facilities and equipment. The initial terms of the lease agreements have varied maturity dates ranging from September 2008 through June 2013. In the event of termination, the Company is required (at its election) to either purchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse does not exceed the amount expended to acquire and/or construct the facilities. As of June 30, 2006, the amount expended to acquire and/or construct the facilities was $202.3 million. The agreements provide for maximum funding of $249.8 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. During fiscal 2006, the Company purchased certain buildings and equipment of approximately $142.0 million which were previously under operating lease agreements. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2006, the weighted average interest rate on the agreements approximated 6.01%. The Company’s estimated minimum annual lease payments under the agreements at June 30, 2006 were approximately $12.2 million.

During fiscal 2005, the Company decided to purchase certain buildings, equipment and land of approximately $132.3 million which were previously under operating lease agreements. In addition, certain of these leases qualified as capital lease obligations, and accordingly, the Company had approximately $81.1 million of property and equipment offset by long-term liabilities on its balance sheet at June 30, 2005. Based upon current market information obtained from a third-party valuation expert, the Company believed that the payment obligation under certain leases would exceed the proceeds from the sale of related properties and equipment. Therefore, the Company recorded impairment charges during fiscal 2005. See Note 20 below for additional information regarding these impairment charges.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    ACCOUNTING INVESTIGATIONS AND RESTATEMENT

The following is a summary of the previously reported governmental and internal investigations regarding the Company and related matters. The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) reflected certain conclusions reached by the Audit Committee of the Company’s Board of Directors and restated and reclassified the Company’s consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004 and certain information was updated and/or corrected in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”). As discussed more fully below, the Company is engaged in settlement discussions with the SEC regarding resolution of its investigation with respect to the Company, and the Company has recorded total reserves of $35 million for fiscal 2005 and 2006 in respect of a possible settlement of the SEC investigation.

In October 2003, the SEC initiated an informal inquiry regarding the Company. The SEC’s initial request sought historical financial and related information including but not limited to the accounting treatment of certain recoveries from vitamin manufacturers. In connection with the SEC’s informal inquiry, the Audit Committee of the Board of Directors of the Company commenced its own internal review in April 2004, assisted by independent counsel. On May 6, 2004, the Company was notified that the pending SEC informal inquiry had converted into a formal investigation. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an additional SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s Pharmaceutical Distribution business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” In addition, the Company learned that the U.S. Attorney’s Office for the Southern District of New York had also commenced an inquiry that the Company understands relates to the same subject. On October 12, 2004, in connection with the SEC’s formal investigation, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers of the Company. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas that the Company had previously received from the SEC.

During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. These conclusions regarding certain items that impact revenue and earnings related to four primary areas of focus: (1) classification of sales to customer warehouses between “Operating Revenue” and “Bulk Deliveries to Customer Warehouses and Other” within the Company’s Pharmaceutical Distribution and Provider Services segment; (2) disclosure of the Company’s practice, in certain reporting periods, of accelerating its receipt and recognition of cash discounts earned from suppliers for prompt payment; (3) timing of revenue recognition within the Company’s former Automation and Information Services segment; and (4) certain balance sheet reserve and accrual adjustments that had been identified in the internal review. In connection with these conclusions, the Audit Committee determined that the consolidated financial statements of the Company with respect to fiscal 2000, 2001, 2002 and 2003, as well as the first three quarters of fiscal 2004, should be restated to reflect the conclusions from its internal review. These restatements were reflected in the 2004 Form 10-K.

Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, and, in January 2005, took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review that has been completed (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. The Audit

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board, as discussed below. The Audit Committee internal review is substantially complete.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the fiscal year ended June 30, 2006 in addition to the $25 million reserve recorded during the fiscal year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

The conclusions of the Audit Committee’s internal review with respect to financial statement matters were set forth in Notes 1 and 2 of “Notes to the Consolidated Financial Statements” included in the 2004 Form 10-K. Additional information with respect to the prior conclusions of the Audit Committee’s internal review and the impact of the reclassification and restatement adjustments on the relevant reporting periods was set forth in Notes 1 and 2 of “Notes to the Consolidated Financial Statements” included in the 2005 Form 10-K.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Undisclosed Earnings Impact: Disclosure of the Company’s Practice, in Certain Reporting Periods, of Accelerating Its Receipt and Recognition of Cash Discounts Earned From Suppliers for Prompt Payment

Historically, the Company recognized cash discounts as a reduction of cost of products sold primarily upon payment of vendor invoices. Cash discounts are discounts the Company receives from some vendors for timely payment of invoices. The Company had a practice of accelerating payment of vendor invoices at the end of certain reporting periods in order to accelerate the recognition of cash discounts, which had the effect of improving operating results for those reporting periods. Although the effect of these accelerated payments were properly included in the Company’s reported earnings, the impact of this acceleration practice was not separately quantified and disclosed in the periods in which the Company benefited from this practice. The net increase/(decrease) in net earnings as a result of this practice for fiscal 2004 is as follows:

(in millions)	Fiscal 2004 As Corrected
First Quarter	$(0.2)
Second Quarter	3.7
Third Quarter	(1.2)
Fourth Quarter	(0.7)

Total	$1.6

The above information includes corrections from the amounts reported in the 2004 Form 10-K based on additional information, as reported in Note 1 of “Notes to the Consolidated Financial Statements” included in the 2005 Form 10-K. The net impact of these corrections resulted in an increase of $0.3 million for fiscal 2004.

During the fourth quarter of fiscal 2004, the Company changed its accounting method for recognizing cash discounts from recognition primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction to cost of products sold upon sale by the Company of the purchased inventory. The Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenue. This change was retroactively effective to the beginning of fiscal 2004. As a result, the Company restated its previously reported fiscal 2004 quarterly results to reflect this change. See Note 15 below for further discussion of this change in accounting.

Revenue and Earnings Impact: Timing of Revenue Recognition Within the Company’s Former Automation and Information Services Segment

Within its former Automation and Information Services segment (which is now the Pyxis products business in the Clinical Technologies and Services segment; see Note 17 below), the Company’s revenue recognition policy for equipment systems installed at a customer’s site is to recognize revenue once the Company’s installation obligations are complete and the equipment is functioning according to the material specifications of the user’s manual and the customer has accepted the equipment as evidenced by signing an equipment

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

confirmation document. As described in the 2004 Form 10-K, the Company learned of concerns during the Audit Committee’s internal review that some equipment confirmation documents were being executed prior to the time when installations were complete and revenue could be recognized. In order to assess the implications of any premature execution of equipment confirmations and corresponding revenue recognition, the Audit Committee review included the following:

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

The Company does not maintain accounting records that allow it to determine the precise impact of this matter on prior quarters. However, during the investigation there was sufficient data accumulated independent of the accounting systems to estimate the impact using a variety of methods. These estimation methods were utilized solely to test the materiality of prior periods and are not necessarily indicative of what the actual results would have been. If the results of the June 30, 2004 interviews were applied (i.e., utilizing the 10.8% exception rate) the net increase/(decrease) in revenue and operating earnings for the first three quarters of fiscal 2004, and the related percentage of the former Automation and Information Services segment’s reported amounts, would have been as follows:

	Revenue	% Change	Operating Earnings	% Change
Fiscal 2004
First Quarter	$3.7	2.6%	$2.4	4.5%
Second Quarter	0.1	0.0%	—	0.0%
Third Quarter	(1.9)	(1.1%)	(1.2)	(1.7%)

Year-To-Date	$1.9	0.4%	$1.2	0.6%

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using different estimation methods than the methodology used to derive the table above, the percentage change in operating earnings for the periods noted above would range from less than 1% to a high of 5.5%. There was one quarter in which the estimated impact was over 5% (third quarter of fiscal 2004 negative impact of 5.5%). The Company believes that the impact of the adjustments resulting from the estimation methods are not material to previously reported results because such estimated adjustments do not distort trends in revenue and operating earnings growth that were previously reported and would not alter the Company’s previous disclosures related to the former Automation and Information Services segment.

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

Following the completion of the first quarter of fiscal 2005, the Company reiterated the revenue recognition policy for equipment systems installed at a customer’s site for its former Automation and Information Services segment, and instructed all employees to strictly adhere to this policy. The Company has implemented corrective actions in response to these findings regarding its revenue recognition practices within its former Automation and Information Services segment, as described in Note 1 of “Notes to Consolidated Financial Statements” in the 2004 Form 10-K. During the second, third and fourth quarters of fiscal 2005, the Company’s internal audit function completed a review of revenue recognition practices associated with the equipment installation process for its former Automation and Information Services segment, including interviews with selected customers and site visits to related customer locations representing a substantial percentage of the former Automation and Information Services segment’s end of quarter reported revenue. The results of the interviews and site visits performed by the internal audit function during the second, third and fourth quarters of fiscal 2005 did not indicate any additional occurrences of premature revenue recognition as described above.

Previously Restated Earnings: Certain Balance Sheet Reserve and Accrual Adjustments

The Audit Committee’s internal review included a review to determine if period-end adjustments to balance sheet reserve accounts and other accruals recorded in fiscal 2000 through fiscal 2004 were properly recorded in accordance with GAAP. Based upon the Audit Committee’s internal review, the Company determined that there were various situations where (a) the amount of reserve, (b) the timing of reserve recognition, or (c) the timing of reserve adjustments could not be substantiated or was in error. As a result, as described in the 2004 Form 10-K, the consolidated financial statements for certain prior fiscal quarters and years were restated by the Company.

The types of balance sheet reserves and accrual adjustments that were previously restated consist of the following:

1. Errors arising from misapplication of GAAP. These errors primarily include (a) reductions in reserve accounts made in periods subsequent to the period in which the excess had been identified by the Company, (b) a LIFO inventory adjustment, and (c) a change in accounting policy for dividends to recognition when declared versus when paid. The net impact of these errors on the first three quarters of fiscal 2004 is reflected in the table below.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the restatement impact on previously reported net earnings as defined above for the first three quarters of fiscal 2004:

(in millions)	Misapplication of GAAP	Errors	Total Restatement
Fiscal 2004:
First Quarter	$(0.3)	$(4.5)	$(4.8)
Second Quarter	(0.4)	(4.5)	(4.9)
Third Quarter	—	(5.7)	(5.7)

Year-to-Date	$(0.7)	$(14.7)	$(15.4)

Prior Period Errors and Corrections

As the Company continued to respond to the SEC’s investigation and the Audit Committee’s internal review, the Company identified errors in certain restatement adjustments reflected in the 2004 Form 10-K. The impact of the individual and consolidated adjustments on operating earnings, net earnings and the related per share amounts was immaterial for all periods presented. Corrections to these errors were addressed in Note 1 of “Notes to the Consolidated Financial Statements” included in the 2005 Form 10-K.

The SEC investigation and the U.S. Attorney inquiry remain ongoing. Although the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the Company’s previously-filed public reports or this report will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC investigation and the U.S. Attorney inquiry continue, new issues may be identified, or the Audit Committee may make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the Company’s previously-filed public reports or this report.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases (including those referenced in Note 8) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2006 are:

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Minimum rental payments	$99.5	$90.4	$74.8	$62.7	$54.1	$149.4	$530.9

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts above within 2009 and thereafter include the Company’s obligation to purchase certain buildings and equipment at the end of the related lease term. See Note 8 above for additional information related to these lease agreements.

Rental expense relating to operating leases (including those referenced in Note 8) was approximately $120.6 million, $125.2 million and $120.6 million in fiscal 2006, 2005 and 2004, respectively. Sublease rental income was not material for any period presented herein.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” below). The defendants intend to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner, Derivatively on behalf of Cardinal Health, Inc. v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” below) and the Bean complaint (see below). On August 22, 2006, the Court granted the parties’ joint Motion to Stay the actions pending the Court’s resolution of the plaintiffs’ Motion to Consolidate the Cardinal Health Franklin County derivative actions with the Staehr derivative action pending in Delaware County, which is discussed above. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these proceedings.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 6, 2005, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Vernon Bean v. John F. Havens, et al., No. 05CVH-12-13644. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief against the individual defendants and an award of attorney’s fees. On July 20, 2006, the Court conditionally granted defendants’ Motion to Dismiss for failure to verify the complaint as required. The dismissal was entered on August 23, 2006.

Shareholder/ERISA Litigation against Cardinal Health

Since July 2, 2004, 10 purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its current and former officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Cardinal Health federal securities actions”). To date, all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include Gerald Burger v. Cardinal Health, Inc., et al. (04 CV 575), Todd Fener v. Cardinal Health, Inc., et al. (04 CV 579), E. Miles Senn v. Cardinal Health, Inc., et al. (04 CV 597), David Kim v. Cardinal Health, Inc. (04 CV 598), Arace Brothers v. Cardinal Health, Inc., et al. (04 CV 604), John Hessian v. Cardinal Health, Inc., et al. (04 CV 635), Constance Matthews Living Trust v. Cardinal Health, Inc., et al. (04 CV 636), Mariss Partners, LLP v. Cardinal Health, Inc., et al. (04 CV 849), The State of New Jersey v. Cardinal Health, Inc., et al. (04 CV 831) and First New York Securities, LLC v. Cardinal Health, Inc., et al. (04 CV 911).

The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants and includes the aforementioned Section 10(b), Rule 10b-5 and Section 20 claims. On March 27, 2006, the Court granted a Motion to Dismiss with respect to the Company’s external auditors and a former officer and denied the Motion to Dismiss with respect to the Company and the other individual defendants. Discovery is now proceeding.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the Court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On March 31, 2006, the Court granted the Motion to Dismiss with respect to Putnam Fiduciary Trust Company and with respect to plaintiffs’ claim for equitable relief. The Court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants. Discovery is now proceeding.

With respect to the proceedings described above under the headings “Derivative Actions” and “Shareholder/ERISA Litigation Against Cardinal Health,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

The Company is currently unable to predict or determine the outcome or resolution of the proceedings described under the heading “Shareholder/ERISA Litigation Against Cardinal Health,” or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case. The lead plaintiff has appealed this decision.

It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the proceedings described under the heading “Shareholder/ERISA Litigation Against Syncor.” However, the Company currently does not believe that the impact of these proceedings will have a material adverse effect on the Company’s results of operations or financial condition. The Company currently believes that there will be some insurance coverage available under the Company’s and Syncor’s insurance policies Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 17, 2005, DuPont filed a lawsuit against the Company in the Circuit Court for Davidson County, Tennessee. E.I. DuPont De Nemours and Company v. Cardinal Health 200, Inc., No. 05C3191. This lawsuit essentially repeats the breach of contract claims from DuPont’s earlier federal lawsuit. The complaint does not request a specific amount of damages. The Company believes that the claims made in the complaint are without merit, and it intends to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that the impact of this proceeding, if any, will have a material adverse effect on the Company’s results of operations or financial condition.

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite® products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction, finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. The Company intends to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents. The subject matter of these requests is consistent with the subject matter of the subpoenas that the Company had previously received from the SEC.

In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on the Company’s quarterly earnings. The Audit Committee and its independent counsel also have reviewed the revenue classification issue that is the subject of the SEC’s June 21, 2004 subpoena and other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the 2004 Form 10-K and subsequent public reports filed by the Company.

Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, and, in January 2005, took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review that has been completed (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the four business segments. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board as discussed below. The Audit Committee internal review is substantially complete.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. The Company accordingly recorded a reserve of $10 million in the fiscal year ended June 30, 2006 in addition to the $25 million reserve recorded during the fiscal

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended June 30, 2005. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

The SEC investigation and the U.S. Attorney inquiry remain ongoing. Although the Company is continuing in its efforts to respond to these inquiries and provide all information required, the Company cannot predict the outcome of the SEC investigation or the U.S. Attorney inquiry. The outcome of the SEC investigation, the U.S. Attorney inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions.

In addition, there can be no assurance that additional restatements will not be required, that the historical consolidated financial statements included in the Company’s previously-filed public reports or this report will not change or require amendment, or that additional disciplinary actions will not be required in such circumstances. In addition, as the SEC investigation and the U.S. Attorney inquiry continue, new issues may be identified, or the Audit Committee may make additional findings if it receives additional information, that may have an impact on the Company’s consolidated financial statements and the scope of the restatements described in the Company’s previously-filed public reports or this report.

New York Attorney General Investigation

In April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information and testimony to the New York Attorney General’s Office in response to the April 2005 subpoena as well as subsequent informal requests. The Company has recently commenced negotiations with the New York Attorney General’s Office for a civil resolution of this investigation. In connection with these developments, the Company recorded a reserve of $8.0 million with respect to this matter during the fiscal year ended June 30, 2006. There can be no assurance that the Company’s efforts to resolve the New York Attorney General’s Office’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

Other Matters

In addition to the matters described above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs as well as litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.

11.    SHAREHOLDERS’ EQUITY

At June 30, 2006 and 2005, the Company’s authorized capital shares consisted of the following: 750 million common shares, without par value (“Class A common shares”); 5 million Class B common shares, without par value; and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common shares are collectively referred to below as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Company’s Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2006 and 2005.

On April 26, 2006, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500 million. Pursuant to this authorization, the Company repurchased approximately 7.4 million Common Shares having an aggregate cost of approximately $500.0 million during fiscal 2006. The average price paid per Common Share was $67.28. The repurchased shares are held in treasury to be used for general corporate purposes.

On June 22, 2005, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1 billion. Pursuant to this authorization, the Company repurchased approximately 14.5 million Common Shares having an aggregate cost of approximately $1 billion during fiscal 2006. The average price paid per Common Share was $68.96. The repurchased shares are held in treasury to be used for general corporate purposes.

On December 8, 2004, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. Pursuant to this authorization, the Company repurchased approximately 8.8 million Common Shares having an aggregate cost of approximately $500.0 million during fiscal 2005. The average price paid per Common Share was $56.76. The repurchased shares are held in treasury to be used for general corporate purposes.

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

On August 1, 2003, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. Pursuant to this authorization, the Company repurchased approximately 17.0 million Common Shares having an aggregate cost of approximately $1.0 billion during fiscal 2004. The average price paid per share was $58.65. The repurchased shares were placed into treasury to be used for general corporate purposes.

12.    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company invests cash in deposits with major banks throughout the world and in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Percent of Revenue
	2006	2005	2004
CVS Corporation (“CVS”)	21%	21%	18%
Walgreen Co. (“Walgreens”)	14%	10%	8%

At June 30, 2006 and 2005, CVS accounted for 25% and 27%, respectively, and Walgreens accounted for 26% and 20%, respectively, of the Company’s gross trade receivable balance.

Certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) that act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2006, 2005 and 2004, approximately 15%, 15% and 17%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., the Company’s two largest GPO relationships in terms of revenue. However, the Company’s trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

13.    EQUITY-BASED COMPENSATION

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Historically, employee options granted under the Plans typically vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Under the Plans the Company currently utilizes for equity award grants, the Company was authorized to grant up to 19.5 million shares as of June 30, 2006, of which 1.1 million shares have been granted.

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company believes the lattice model provides for better estimates as it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions. The impact of adopting SFAS No. 123(R) as it relates to employee stock options and the Company’s stock purchase plan was approximately $117.0 million on net earnings and $0.28 and $0.27, respectively, on net basic and diluted earnings per share.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously-granted options. The Company made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of employee options granted and utilizing a mix of restricted share and option awards. The Company also moved from three-year cliff vesting to installment vesting over four years for annual employee option awards and shortened the option term from ten to seven years.

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. In accordance with SAB No. 107, the Company classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. The Company does not allocate the equity-based compensation to its reportable segments.

In accordance with FSP No. FAS 123(R)-3 issued in November 2005, the Company elected the specified “short cut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation. This accounting policy election had no impact on the Company’s financial statements.

The following table illustrates the impact of equity-based compensation on reported amounts:

	Fiscal Year Ended June 30, 2006 (1)
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation
Operating earnings (2) (3) (4) (5)	$1,966.7	$(237.3)
Earnings from continuing operations	$1,244.7	$(154.7)
Net earnings	$1,000.1	$(157.7)

Net basic earnings per Common Share	$2.38	$(0.37)
Net diluted earnings per Common Share	$2.33	$(0.37)

(1)	Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.
(2)	The total equity-based compensation expense includes gross employee option expense of approximately $162.7 million during fiscal 2006. The expense related to options represents the unvested portion of previously granted option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption.
(3)

The total equity-based compensation expense includes gross stock appreciation rights (“SARs”) expense of approximately $36.9 million during fiscal 2006. This expense primarily relates to the previously reported August 3, 2005 SAR grant to the Company’s then Chairman and Chief Executive Officer, Robert D. Walter, that satisfied the Company’s original intent and understanding with respect to a 1999 option award that was in excess of the number of shares permitted to be granted to a single individual during any fiscal year under the relevant equity compensation plan. Equity-based compensation expense was significantly impacted during the first quarter of fiscal 2006 from the vesting of the SARs upon issuance with an exercise price significantly below the then-current price of the Company’s Common Shares. In subsequent quarters, the fair value of the SARs will be remeasured until they are settled, and any increase in fair value will be recorded as equity-based compensation. Any decrease in the fair value of the SARs will only be recognized to the extent of the expense previously recorded.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	The total equity-based compensation expense includes gross restricted share and restricted share unit expense of approximately $25.5 million during fiscal 2006.
(5)	The total equity-based compensation expense also includes gross employee stock purchase plan expense of approximately $12.2 million during fiscal 2006.

The total equity-based compensation expense of $237.3 million discussed above includes approximately $15.3 million related to the acceleration of the vesting conditions for all unvested equity awards held by the Company’s Executive Chairman of the Board, Mr. Walter. The acceleration of the equity-based compensation resulted from his second amended and restated employment agreement, dated April 17, 2006, which relinquished the service period related to his outstanding unvested equity awards. On August 2, 2006, the Company and Mr. Walter entered into an amendment to the second amended and restated employment agreement. The amendment removes the Company’s commitment to accelerate vesting in the event that the Company terminates Mr. Walter’s employment for cause or Mr. Walter terminates his employment without good reason prior to the termination of the employment period. This amendment applies to both existing and future equity awards. This amendment does not impact the acceleration of the $15.3 million noted above.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2003 through June 30, 2006, giving retroactive effect to conversions of options in connection with merger transactions and stock splits:

(in millions, except per Common Share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2005	47.6	$53.64
Granted	5.5	59.73
Exercised	(4.8)	42.97
Canceled	(3.5)	57.77
Other	—	—

Balance at June 30, 2006	44.8	$55.13

Additional information concerning stock options outstanding as of June 30, 2006 is presented below:

	Outstanding			Exercisable
Range of exercise prices per Common Share	Options (in millions)	Weighted average remaining contractual life in years	Weighted average exercise price per Common Share	Options (in millions)	Weighted average exercise price per Common Share
$ 0.01 - $ 44.14	5.2	2.9	$29.23	4.9	$28.48
$44.15 - $ 59.19	16.5	7.2	$48.94	2.7	$50.78
$59.20 - $ 64.11	8.9	7.3	$61.50	1.1	$62.28
$64.12 - $ 67.90	8.5	5.6	$67.21	8.3	$67.24
$67.91 - $132.72	5.7	5.3	$68.98	4.9	$68.79

$ 0.01 - $132.72	44.8	6.1	$55.13	21.9	$56.57

The aggregate intrinsic value of options exercised during fiscal 2006 and outstanding and exercisable at June 30, 2006 are approximately $124.8 million, $462.9 million and $216.2 million, respectively. The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 are $18.79, $16.89 and $22.78, respectively.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the options granted to the Company’s employees and directors during fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2006:

For The Year Ended June 30, 2006
Risk-free interest rate	3.3% - 5.1%
Expected life in years	5.6 - 7.0 years
Expected volatility	20.9% - 27.0%
Dividend yield	0.32% - 0.55%

The fair values of the options granted to Company employees and directors during fiscal years 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the respective periods:

	For The Years Ended June 30,
	2005	2004
Risk-free interest rate	3.50%	3.17%
Expected life	5 years	5 years
Expected volatility	38%	37%
Dividend yield	0.27%	0.19%

The Company’s restricted shares and share units are expensed over the awards’ service period, generally three years. As of June 30, 2006, approximately 1.7 million shares and share units remained restricted and subject to forfeiture.

The Company has employee stock purchase plans under which the sale of 12.0 million of the Company’s Common Shares has been authorized. Employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1–June 30; and July 1–December 31. At June 30, 2006, subscriptions of 0.4 million shares were outstanding. Through June 30, 2006, 4.7 million shares had been issued to employees under the plans.

Fair Value Disclosures – Prior to adopting SFAS No. 123(R)

Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards in accordance with APB No. 25, and related interpretations. Except for costs related to restricted shares, restricted share units, stock appreciation rights and an insignificant number of amended options requiring a new measurement date, no

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense was recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Fiscal Year Ended June 30,
(in millions, except per Common Share amounts)	2005	2004
Net Earnings, as reported	$1,050.7	$1,474.5
Stock-based employee compensation expense, included in net earnings, net of related tax effects	6.3	2.0
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects (1)	(138.9)	(104.3)

Pro Forma net earnings	$918.1	$1,372.2

	Fiscal Year Ended June 30,
	2005	2004
Basic earnings per Common Share:
As reported	$2.44	$3.39
Pro Forma basic earnings per Common Share	$2.13	$3.16
Diluted earnings per Common Share
As reported	$2.41	$3.35
Pro Forma diluted earnings per Common Share (2)	$2.12	$3.14

(1)	The total stock-based employee compensation expense was adjusted to include net employee stock purchase plan expense of $7.5 million and $8.4 million for the fiscal years ended June 30, 2005 and 2004, respectively.
(2)	The Company uses the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding is adjusted for the weighted-average unrecognized compensation component should the Company adopt SFAS 123.

14.    EARNINGS PER SHARE

The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2006:

(in millions)	2006	2005	2004
Weighted-average shares-basic	421.2	430.5	434.4
Effect of dilutive securities:
Employee options, restricted shares and restricted share units	7.3	5.2	5.6

Weighted-average shares-diluted	428.5	435.7	440.0

The potentially dilutive employee stock options that were antidilutive for fiscal 2006, 2005 and 2004 were 13.8 million, 27.0 million and 18.4 million, respectively.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    CHANGE IN ACCOUNTING

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the two years ended June 30, 2006, in total and by reportable segment:

(in millions)	Pharmaceutical Distribution and Provider Services	Medical Products and Services	Pharmaceutical Technologies and Services	Clinical Technologies and Services	Total
Balance at June 30, 2004	$144.6	$675.8	$1,684.1	$1,582.8	$4,087.3

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	24.7	(3.7)	83.1	106.5	210.6
Impairment charges (4)	—	—	(18.7)	—	(18.7)
Goodwill related to the divestiture/ closure of businesses (5)	—	—	(7.3)	—	(7.3)
Transfer (6)	(60.1)	—	—	60.1	—

Balance at June 30, 2005	$109.2	$672.1	$1,741.2	$1,749.4	$4,271.9

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (7)(8)(9)(10)	112.7	127.4	(18.3)	(32.2)	189.6
Goodwill related to the divestiture/closure of businesses		(1.9)		(6.5)	(8.4)

Balance at June 30, 2006	$221.9	$797.6	$1,722.9	$1,710.7	$4,453.1

(1)	The increase within the Pharmaceutical Distribution and Provider Services segment primarily relates to Medicap purchase price tax adjustments of approximately $25.2 million.
(2)	The increase within the Pharmaceutical Technologies and Services segment primarily relates to the acquisition of Geodax Technology, Inc. and an acquisition within the Intercare business, which resulted in goodwill allocations of approximately $63.8 and $26.6 million respectively. The affect of these acquisitions was partially offset by purchase price adjustments of approximately $18.6 million. The remaining amounts represent goodwill acquired from another immaterial acquisition, other purchase price adjustments and foreign currency translation adjustments.
(3)	The increase within the Clinical Technologies and Services segment primarily relates to Alaris purchase price tax adjustments of approximately $117.9 million which were offset by approximately $19.3 million for the reclassification of goodwill to intangibles within the Alaris business.
(4)	These impairment charges relate to the Pharmaceutical Development, Oral Technologies and Biotechnology and Sterile Life Science businesses within the Pharmaceutical Technologies and Services segment.
(5)	This goodwill decrease relates to the sale of the Radiation Management Services business within the Pharmaceutical Technologies and Services segment during the second quarter. See Note 21 below for additional information regarding this sale of business.
(6)	During the first quarter of fiscal 2005, the Company transferred its Clinical Services and Consulting business, previously reported within the Pharmaceutical Distribution and Provider Services segment, to its Clinical Technologies and Services segment to better align business operations. This transfer resulted in approximately $60.1 million of goodwill being reclassed between the segments.
(7)

The increase within the Pharmaceutical Distribution and Provider Services segment primarily relates to the acquisition of ParMed Pharmaceutical, Inc. and Dohmen resulting in a goodwill allocation of $22.9 million and $101.4 million, respectively. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	The increase within the Medical Products and Services segment primarily relates to the acquisition of the remaining interest of the Source Medical joint venture and the acquisition of Denver BioMedical, Inc. resulting in a goodwill allocation of $36.5 million and $78.2 million, respectively. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.
(9)	The decrease within Pharmaceutical Technologies and Services includes the purchase accounting accrual amounts allocated to planned facility closures for the Intercare acquisition of $12.1 million which were reversed against goodwill as the Company subsequently decided not to close these facilities. See Note 2 for additional information.
(10)	The decrease within Clinical Technologies and Services segment primarily relates to a deferred tax adjustment of approximately $32.2 million related to the Alaris acquisition.

The allocation of the purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class for the three years ended June 30, 2006 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2005
Unamortized intangibles:
Trademarks and patents	$181.5	$0.4	$181.1

Total unamortized intangibles	$181.5	$0.4	$181.1
Amortized intangibles:
Trademarks and patents	$151.3	$23.9	$127.4
Non-compete agreements	4.0	1.6	2.4
Customer relationships	221.6	32.3	189.3
Other	98.6	28.2	70.4

Total amortized intangibles	$475.5	$86.0	$389.5

Total intangibles	$657.0	$86.4	$570.6

June 30, 2006
Unamortized intangibles:
Trademarks and patents	$185.4	$0.4	$185.0

Total unamortized intangibles	$185.4	$0.4	$185.0
Amortized intangibles:
Trademarks and patents	$164.9	$40.3	$124.6
Non-compete agreements	4.5	2.8	1.7
Customer relationships	230.5	59.9	170.6
Other	107.7	50.3	57.4

Total amortized intangibles	$507.6	$153.3	$354.3

Total intangibles	$693.0	$153.7	$539.3

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended June 30, 2006, 2005 and 2004 was approximately $54.7 million, $55.3 million and $12.2 million, respectively. Amortization expense is estimated to be:

(in millions)	2007	2008	2009	2010	2011
Amortization expense	$53.7	$48.5	$45.5	$44.1	$43.3

17.    SEGMENT INFORMATION

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

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its Healthcare Marketing Services business and its United Kingdom-based Intercare Pharmaceutical Distribution business, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”, the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. Prior period results were adjusted to reflect this change. See Note 21 below for additional information.

During the fourth quarter of fiscal 2005, the Company decided to close its Humacao operations as part of its global restructuring program and committed to sell the assets of the Humacao operations and planned to transfer certain production to other existing facilities, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the three months ended September 30, 2005, the Company subsequently decided not to transfer production from its Humacao operations to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. The net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. Prior period results were adjusted to reflect this change. See Note 21 below for additional information.

During the first quarter of fiscal 2005, the Company transferred its Specialty Distribution business, previously included within the Pharmaceutical Distribution and Provider Services segment, to the Medical Products and Services segment. This transfer was effected to better align business operations with the current management and reporting structure. Prior period financial results were adjusted to reflect these changes.

The Pharmaceutical Distribution and Provider Services segment distributes pharmaceuticals, healthcare products and other items typically sold by hospitals, retail drug stores and other healthcare providers. This segment provides distribution and other services to certain pharmaceutical manufacturers. The segment also provides support services complementing its distribution activities and a pharmaceutical repackaging and distribution program for independent and chain drug store customers as well as customers in the mail order business. In addition, this segment franchises and operates apothecary-style retail pharmacies.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Medical Products and Services segment manufactures medical and surgical products and distributes these self-manufactured products, as well as medical, surgical and laboratory products manufactured by other suppliers, to hospitals, physician offices, surgery centers and other healthcare providers. In addition, the segment distributes therapeutic plasma to hospitals, clinics and other providers. During the fourth quarter of fiscal 2006, the Company completed the sale of its oncology distribution capabilities. See Note 21 below for additional information.

The Pharmaceutical Technologies and Services segment provides products and services to the healthcare industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating the Company’s proprietary drug delivery systems, such as softgel capsules, controlled release forms, Zydis® fast dissolving wafers and advanced sterile delivery technologies. This segment also provides packaging, radiopharmaceutical manufacturing and distribution, pharmaceutical development and analytical science services and scientific and regulatory consulting. It also manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom.

The Clinical Technologies and Services segment provides products and services to hospitals and other healthcare providers that focus on patient treatment and safety as well as improving hospital operating efficiencies. This segment designs, develops, manufactures, sells and services intravenous medication safety and infusion therapy delivery systems and designs, develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other healthcare facilities. In addition, this segment provides services to the healthcare industry through integrated pharmacy management.

The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, equity-based compensation, special items, impairment charges, and investment spending are not allocated to the segments. See Notes 2 and 13 above for further discussion of the Company’s special items and equity-based compensation and Note 20 below for a discussion of impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2006, 2005 and 2004:

(in millions)	Revenue
	2006	2005	2004
Pharmaceutical Distribution and Provider Services (1)	$67,100.7	$60,463.8	$52,152.7
Medical Products and Services (2)	10,013.8	9,824.0	9,143.5
Pharmaceutical Technologies and Services (3)	2,826.4	2,716.7	2,454.7
Clinical Technologies and Services (4)	2,430.3	2,189.3	1,550.6
Corporate (5)	(1,007.6)	(922.2)	(778.9)

Total revenue	$81,363.6	$74,271.6	$64,522.6

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Operating Earnings
	2006	2005	2004
Pharmaceutical Distribution and Provider Services	$996.8	$997.1	$1,046.5
Medical Products and Services	646.8	620.4	661.7
Pharmaceutical Technologies and Services (6)	304.7	313.9	417.8
Clinical Technologies and Services (6)	384.2	245.6	322.8
Corporate (6) (7)	(365.8)	(352.7)	(118.1)

Total operating earnings	$1,966.7	$1,824.3	$2,330.7

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2006, 2005 and 2004 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	Depreciation and Amortization Expense
	2006	2005	2004
Pharmaceutical Distribution and Provider Services	$29.7	$45.0	$42.0
Medical Products and Services	83.2	95.7	88.5
Pharmaceutical Technologies and Services	124.5	122.9	100.2
Clinical Technologies and Services	73.7	83.8	21.8
Corporate	81.6	42.8	37.0

Total depreciation and amortization expense	$392.7	$390.2	$289.5

(in millions)	Capital Expenditures
	2006	2005	2004
Pharmaceutical Distribution and Provider Services	$30.3	$69.7	$54.3
Medical Products and Services	77.1	117.0	101.2
Pharmaceutical Technologies and Services	116.5	242.5	178.6
Clinical Technologies and Services	71.8	59.8	29.6
Corporate	147.5	65.2	32.0

Total capital expenditures	$443.2	$554.2	$395.7

The following table includes total assets at June 30, 2006 and 2005 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	Assets
	2006	2005
Pharmaceutical Distribution and Provider Services	$10,442.1	$9,047.1
Medical Products and Services	3,859.5	4,078.8
Pharmaceutical Technologies and Services	4,043.4	4,268.6
Clinical Technologies and Services	3,714.6	3,560.7
Corporate (8)	1,314.5	883.0

Total assets	$23,374.1	$21,838.2

(1)	The Pharmaceutical Distribution and Provider Services segment’s revenue is primarily derived from one main product category, Pharmaceutical and Healthcare products, for all fiscal periods presented.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Medical Products and Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2006	2005	2004
Medical, Surgical and Laboratory Products	78%	76%	77%
Specialty Pharmaceutical Products	22%	24%	23%

Total	100%	100%	100%

(3)	The Pharmaceutical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2006	2005	2004
Manufactured Products and Radiopharmaceuticals	81%	78%	77%
Packaged Products	17%	15%	16%
Other Products and Services	2%	7%	7%

Total	100%	100%	100%

(4)	The Clinical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2006	2005	2004
Clinical Services and Consulting	42%	45%	55%
Intravenous Medication Safety and Infusion Delivery Systems	32%	29%	1%
Point-of-Use Systems	26%	26%	44%

Total	100%	100%	100%

(5)	Corporate revenue consists of the elimination of inter-segment revenue and in fiscal 2004 foreign currency translation adjustments.
(6)	Corporate operating earnings include special items of $94.7 million, $218.0 million and $55.2 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively (see Note 2 for discussion of special items). As discussed above, the Company modified the way in which corporate costs are allocated to the business segments, to better align corporate spending with the business segments based on the benefits received. During fiscal 2006, 2005 and 2004, corporate operating earnings include special items, equity-based compensation, impairment charges and other and certain other Corporate directed costs described below:
•	Investment spending – The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for fiscal years, 2006, 2005 and 2004 was $18.9 million, $18.0 million and $41.7 million, respectively.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Foreign exchange adjustments – Effective the first quarter of fiscal 2005, the Pharmaceutical Technologies and Services segment changed its basis for measuring the impact of translating foreign subsidiaries’ operating results into U.S. dollars. Historically since 2000, this segment’s revenue and operating earnings were not impacted by foreign exchange fluctuations as the Company applied constant exchange rates to translate its foreign operating results into U.S. dollars and recorded the actual impact of foreign exchange rate changes within the Corporate segment. For fiscal 2004, $11.2 million of expenses were allocated to Corporate representing the difference between “constant rates” and “actual” exchange rates. Effective the first quarter of fiscal 2005, the impact of foreign exchange fluctuations were included in the Pharmaceutical Technologies and Services segment.

(7)	During the three months ended September 30, 2005, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. All reported prior period amounts were adjusted to reflect this change in methodology.
(8)	The Corporate assets primarily include cash and cash equivalents, net property and equipment and unallocated deferred taxes.

The following table presents revenue and long-lived assets by geographic area:

	Revenue			Long-Lived Assets
	For The Fiscal Year Ended June 30,			As of June 30,
(in millions)	2006	2005	2004	2006	2005	2004
United States	$80,100.0	$72,545.2	$63,038.4	$2,317.7	$1,729.7	$1,789.0
International	1,263.6	1,726.4	1,484.2	266.3	715.4	511.5

Total	$81,363.6	$74,271.6	$64,522.6	$2,584.0	$2,445.1	$2,300.5

Long-lived assets include property and equipment, net of accumulated depreciation.

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2006 and 2005. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per Common Share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Revenue	$19,237.2	$19,780.6	$20,637.5	$21,708.3

Gross margin	1,194.2	1,290.1	1,369.2	1,427.4

Selling, general and administrative expenses	793.7	773.0	778.6	854.0

Earnings from continuing operations	237.5	312.6	355.8	338.8
Loss from discontinued operations	(9.2)	(8.6)	(209.0)	(17.8)

Net earnings	$228.3	$304.0	$146.8	$321.0

Earnings from continuing operations per Common Share:
Basic	$0.56	$0.73	$0.85	$0.82
Diluted	$0.55	$0.72	$0.83	$0.80

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following significant adjustments in the fourth quarter of fiscal 2006:

•	an adjustment of approximately $15.3 million related to the acceleration of the vesting conditions for all unvested equity awards held by the Company’s Executive Chairman of the Board, Robert D. Walter. The acceleration of the equity-based compensation resulted from his second amended and restated employment agreement, dated April 17, 2006, which relinquished the service period related to his unvested equity awards;

•	an adjustment of approximately $10.0 million related to excess inventory from a particular pharmaceutical manufacturer within the Pharmaceutical Distribution and Provider Services segment; and

•	an adjustment of $8.0 million for the current year impact for the Company’s long-term incentive cash program for fiscal years 2006 through 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Revenue	$17,633.0	$18,378.6	$18,959.6	$19,300.4

Gross margin	1,064.4	1,184.4	1,328.9	1,348.9

Selling, general and administrative expenses	671.1	676.8	678.7	744.0

Earnings from continuing operations	223.0	208.2	374.5	302.6
Earnings/(loss) from discontinued operations	(9.7)	5.8	(8.8)	(44.9)

Net earnings	$213.3	$214.0	$365.7	$257.7

Earnings from continuing operations per Common Share:
Basic	$0.52	$0.48	$0.87	$0.71
Diluted	$0.51	$0.48	$0.86	$0.70

As discussed in Note 2, special items were recognized in each quarter of fiscal 2006 and 2005. The following table summarizes the impact of such costs on net earnings and diluted earnings per Common Share in the quarters in which they were recorded:

(in millions, except per Common Share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Net earnings	$(13.5)	$(13.6)	$(15.6)	$(24.0)
Diluted net earnings per Common Share	$(0.03)	$(0.03)	$(0.04)	$(0.06)

Fiscal 2005
Net earnings	$(17.9)	$(70.9)	$(28.2)	$(37.0)
Diluted net earnings per Common Share	$(0.04)	$(0.16)	$(0.06)	$(0.09)

19.    GUARANTEES

The Company has contingent commitments related to certain operating lease agreements (see Note 8). These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from five to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At June 30, 2006, the maximum amount the Company could be required to reimburse was $162.0 million. In accordance with FASB Interpretation No. 45,

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recorded a liability of $3.4 million as of June 30, 2006 related to these agreements. The Company’s maximum amount to be reimbursed decreased significantly during fiscal 2006 due to the Company’s decision to repurchase certain buildings, equipment and land of approximately $142.0 million which were previously under lease agreements.

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

In the ordinary course of business, the Pharmaceutical Distribution and Provider Services segment of the Company, from time to time, extend loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At June 30, 2006 and 2005, notes in the program subject to the guaranty of the Company totaled $35.1 million and $11.2 million, respectively. At June 30, 2006 and 2005, accruals for premiums received in advance of the bank’s collection of notes were $0.6 million and $0.5 million, respectively.

20.    IMPAIRMENT CHARGES AND OTHER

The Company classifies certain asset impairments related to restructurings in special items, which are included in operating earnings within the consolidated statements of earnings. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within “impairment charges and other” within the consolidated statements of earnings. These asset impairment charges were included within the Corporate segment’s results.

During fiscal 2006, 2005 and 2004, the Company recorded charges/(gains) of $20.2 million, $113.7 million and $(11.5) million, respectively.

During fiscal 2006, the only significant charge was approximately $6.2 million related to the loss on sale of a significant portion of the Company’s Specialty Distribution business (see Note 21 for additional information).

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the significant asset impairments recorded during fiscal 2005, the Company incurred the following:

•	Impairments of approximately $71.7 million within the Pharmaceutical Technologies and Services segment. The impairments related primarily to recognizing reductions in the value of assets within the Oral Technologies business based on discounted cash flow analyses performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a result of strategic business decisions made during the second quarter of fiscal 2005.

•	Impairments of approximately $21.9 million related to lease agreements for certain real estate and equipment used in the operations of the Company (see Notes 8 and 19 above for additional information regarding these lease agreements).

•	Impairments of $7.2 million within the Corporate entity relating to a decision to write-off internally developed software.

With respect to the significant items recorded during fiscal 2004, the Company incurred the following gains:

•	A net gain of approximately $8.7 million related to the sale of a non-strategic business within its Pharmaceutical Technologies and Services segment.

•	A net gain of approximately $6.8 million related to the sale of land within its Medical Products and Services segment.

•	A net gain of approximately $6.3 million related to the sale of a non-strategic business within its Medical Products and Services segment.

21.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its Healthcare Marketing Services (“HMS”) business (“HMS disposal group”) and its United Kingdom-based Intercare Pharmaceutical Distribution business (“IPD”), thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the HMS business will remain within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the businesses’ net carrying value. The resulting impairment charges of approximately $171.0 million and approximately $66.4 million for the HMS disposal group and IPD business, respectively, are recorded within discontinued operations. The Company will continue to assess the net expected value less costs to sell to determine if any adjustments are necessary prior to the closing of the sale transaction. The net assets held for sale of the HMS disposal group at June 30, 2006 and 2005 are included within the Pharmaceutical Technologies and Services segment. The net assets held for sale of the IPD business at June 30, 2006 and 2005 are included within the Pharmaceutical Distribution and Provider Services segment. The Company expects to sell both of the businesses prior to the end of the third quarter of fiscal 2007.

The Specialty Distribution business’ largest customer began self distribution on January 1, 2006, which significantly impacted revenue and operating earnings for this business as this customer represented approximately $1.5 billion of fiscal 2005 revenue. During the third quarter of fiscal 2006, the Company committed to a plan to sell a significant portion of the Specialty Distribution business. In accordance with SFAS No. 144, the net assets held for sale of this business are presented separately on the consolidated balance sheets and were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value. The resulting impairment charge of approximately $6.2 million is recorded within “impairment charges and other” during fiscal 2006. See Note 20 for additional information on “impairment charges and other.” In the fourth quarter of fiscal 2006, the Company sold the business. The results of the Specialty Distribution business are reported within earnings from continuing operations on the consolidated statements of earnings. The net assets held for sale of the portion of the Specialty Distribution business at June 30, 2005 are included within the Medical Products and Services segment.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the net assets of Humacao are presented as assets held for sale and the results of operations of Humacao are presented as discontinued operations. The net assets at June 30, 2006 and 2005 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

In connection with the acquisition of Syncor, the Company acquired certain operations of Syncor that were discontinued. Prior to the acquisition, Syncor announced the discontinuation of certain operations, including the medical imaging business and certain overseas operations. The Company continued with these plans and added additional international and non-core domestic businesses to the discontinued operations. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the results of operations of these businesses were presented as discontinued operations. The Company sold all of the remaining Syncor discontinued operations prior to the end of fiscal 2005.

During the second quarter of fiscal 2005, the Company recorded a gain of approximately $18.7 million related to the sale of the Radiation Management Services business within the Company’s Pharmaceutical Technologies and Services segment. This business unit was not previously classified as discontinued operations because it did not qualify in accordance with SFAS No. 144 and EITF Issue No. 03-13 until the second quarter of fiscal 2005. The assets and liabilities were not classified as held for sale and the results of operations related to this business were not classified as discontinued operations as the amounts were not significant.

The results of discontinued operations for the fiscal years ended June 30, 2006, 2005 and 2004 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
Revenue	$531.5	$643.5	$607.9
Gain from sale of business unit	—	18.7	—
Impairment charges	(237.4)	—	—
Loss before income taxes	(280.6)	(58.4)	(4.6)
Income tax benefit (1) (2)	36.0	0.8	0.4

Loss from discontinued operations	$(244.6)	$(57.6)	$(4.2)

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The discontinued operations income tax benefit was $36.0 million or 12.8% in fiscal 2006. This tax rate percentage is significantly impacted by the non-tax deductibility of $150.7 million of goodwill write-offs included in the aforementioned impairment charges for IPD and HMS recorded during fiscal 2006. As a result, the net effective tax benefit is $28.5 or 12.2% on the $237.4 million of impairment charges included in discontinued operations.
(2)	The discontinued operations income tax benefit was $0.8 million or 1.4% in fiscal 2005. This tax rate percentage is significantly impacted by the tax expense recognized on the $18.7 million gain on the sale related to the Radiation Management Services business discussed above.

Interest expense allocated to the HMS discontinued operations was $1.8 million, $2.0 million and $2.3 million for fiscal 2006, 2005 and 2004, respectively. Interest expense allocated to the IPD discontinued operations was $1.1 million, $1.4 million and $0.7 million for fiscal 2006, 2005 and 2004, respectively. Interest expense allocated to the Humacao discontinued operations was $0.2 million, $0.2 million and $0.6 million for fiscal 2006, 2005 and 2004, respectively. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

There was no interest expense allocated to the Syncor discontinued operations for fiscal 2006 or 2005 as a note assumed in connection with the Syncor acquisition was paid off in the fourth quarter of fiscal 2004. Interest expense allocated to the Syncor discontinued operations was $0.2 million for fiscal 2004. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of Syncor.

At June 30, 2006 and 2005 the major components of assets and liabilities held for sale and discontinued operations were as follows:

	Fiscal Year Ended June 30,
(in millions)	2006	2005
Current Assets	$178.8	$514.3
Property and Equipment	20.9	38.9
Other Assets	12.9	254.9

Total Assets	$212.6	$808.1

Current Liabilities	$67.7	$343.8
Long Term Debt and Other	12.7	1.7

Total Liabilities	$80.4	$345.5

Operating cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

22.    INVESTMENTS

At June 30, 2006 and 2005 the Company invested approximately $208.9 million and $79.8 million, respectively, in tax exempt variable rate demand notes and approximately $289.5 million and $20.0 million, respectively, in tax exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The interest rate payable on the Company’s current investments resets every seven, twenty-eight, or thirty-five days, and the investments are automatically reinvested unless the Company provides notice of intent to liquidate to the broker. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The underlying maturities of the current investments range from four to thirty-five years. The bonds are issued by

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

municipalities and other tax exempt entities. Most are backed by letters of credit from the banking institutions that broker the debt placements or another financial institution. All of the investments have ratings of at least AA.

At June 30, 2006, the Company also held a $16.7 million cost investment. The entity invested in (the “investee”) is continuously incurring losses. The Company’s share of the investee’s loss from its fiscal 2006 is deemed immaterial to the Company. It is also noted that the investee is expecting net income in fiscal 2007 and 2008. Therefore, the Company does not believe that its investment is impaired. The Company will continue to evaluate the investee’s financial performance in order to assess for impairment.

23.    SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company signed a definitive agreement to acquire MedMined, Inc., which provides technology and services that identify and prevent hospital-acquired infections. This business will be consolidated within the Company’s Clinical Technologies and Services segment.

Also subsequent to June 30, 2006, the Company announced the sale of its United Kingdom-based Intercare Pharmaceutical Distribution unit to Alliance Boots plc. This business was consolidated within the Pharmaceutical Distribution and Provider Services segment.

Also subsequent to June 30, 2006, the Company announced the sale of a manufacturing facility within its Pharmaceutical Technologies and Services segment to Adams Respiratory Therapeutics, Inc. The sale was finalized on July 31, 2006.

On July 11, 2006, the Company agreed to repurchase $395 million of its Common Shares in a private transaction with an unaffiliated third party. The share repurchase, which was completed on July 14, 2006, was a part of a $500 million share repurchase program approved by the Company’s Board of Directors on June 28, 2006. On August 3, 2006, the Company announced a $1.5 billion share repurchase program in addition to the $500 million plan approved on June 28, 2006. The Company plans to complete the combined $2 billion share repurchase during fiscal 2007 and 2008.

On August 2, 2006, the Company received a Revenue Agent Report from the Internal Revenue Service related to fiscal years 2001 and 2002. The Company is currently assessing the report. The Company expects to complete its initial communications to the IRS with respect to the Revenue Agent Report by the end of September 2006.

On August 28, 2006, the Company announced that it has suspended production, sales, repairs and installation of its Alaris® SE infusion pump after approximately 1,300 units were seized by the Food and Drug Administration (the “FDA”). On August 15, 2006, the Company initiated a voluntary field corrective action of the product as a result of information indicating that a sensitive keypad posed a risk of “key bounce” and could lead to over-infusion of patients. As part of the field corrective action, the Company sent letters and warning labels to its customers and is currently testing a modification that reduces sensitivity of the keypad. This modification will need to be validated on the product and approved by the FDA. These actions did not require the return of products currently in use by customers and the Company currently has no plans of recalling these products. The Company has stopped manufacturing and distribution of the Alaris SE infusion pumps pending resolution of the issue with the FDA. There have been approximately 140,000 Alaris SE infusion pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company does not believe that implementation of the modification currently being tested will materially affect the Company’s results of operations or financial condition. However, the Company has not completed its testing or received approval from the FDA and if additional remedial actions are deemed necessary by the Company or the FDA, the effect could become material to the Company’s results of operations or financial condition.

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

As disclosed in Note 9 in “Notes to Consolidated Financial Statements,” prior to filing the 2004 Form 10-K, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements as a result of the internal review undertaken by the Audit Committee with respect to certain accounting matters. Specifically, the Company restated its consolidated financial statements for fiscal 2000, 2001, 2002 and 2003 and the first three quarters of fiscal 2004, reclassified certain categories of revenue, reduced its fourth quarter fiscal 2004 results for premature revenue recognition in its former Automation and Information Services segment, and expanded disclosure. The reclassification and restatement adjustments were reflected in the 2004 Form 10-K.

In connection with the Audit Committee’s internal review, since the end of fiscal 2004, the Company has adopted and substantially implemented various measures in connection with the Company’s ongoing efforts to improve its internal control processes and corporate governance. For additional information regarding these measures, refer to Item 9A of the Company’s 2005 Form 10-K. The Company will continue to develop policies and procedures and reinforce compliance with existing policies and procedures in the Company’s effort to constantly improve its internal control environment.

The Company believes that the implementation of the enhancements resulting from the Audit Committee’s internal review, as well as other control and governance enhancements, have remediated the “material weaknesses” (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s entity level controls relating to the Company’s control environment through June 30, 2004 and with respect to the timing of revenue recognition within the Company’s former Automation and Information Services segment, which material weaknesses were identified and communicated to the Company by its independent auditors prior to the filing of the 2004 Form 10-K.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2006.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Significant Deficiencies. As noted above, management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006 did not result in the identification of any material weaknesses. However, the Company identified a limited number of “significant deficiencies” (as defined under standards established by the Public Company Accounting Oversight Board) as of June 30, 2006 that do not, in the aggregate, rise to the level of a material weakness. The Company has developed specific action plans to address each of these significant deficiencies.

Limitations on Control Systems. The Company’s management, including its principal executive officer and the principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 9A, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. In addition, also as discussed above, the Company’s management believes that the Company maintained effective internal control over financial reporting as of June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and the

Board of Directors of Cardinal Health, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Cardinal Health, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated August 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Columbus, Ohio

August 31, 2006

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders (the “2006 Annual Meeting”) under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Policies on Business Ethics; Chief Ethics and Compliance Officer.”

Information with respect to executive officers of the Company appears in Part I of this report and is incorporated herein by reference.

Item 11: Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting under the caption “Executive Compensation” (other than information set forth under the subcaptions “Human Resources and Compensation Committee Report” and “Shareholder Performance Graph”).

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Certain of the Company’s equity compensation plans are subject to shareholder approval and other plans have been authorized solely by the Board of Directors. The following is a description of the Company’s plans that have not been approved by shareholders.

Broadly-based Equity Incentive Plan, as amended

The Company’s Broadly-based Equity Incentive Plan, as amended (the “Broadly-based Plan”), was adopted by the Board of Directors effective November 15, 1999. The term of the Broadly-based Plan expired on November 14, 2005, and no new awards are being granted under it. The Broadly-based Plan provides for grants in the form of nonqualified stock options, restricted shares and restricted share units to employees of the Company. The aggregate number of Common Shares authorized for issuance under the Broadly-based Plan is 36 million with no more than 10% of the authorized amount issuable in the form of restricted shares and restricted share units having a restriction period of less than three years. The Broadly-based Plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Amended and Restated Outside Directors Equity Incentive Plan, as amended

The Company’s Amended and Restated Outside Directors Equity Incentive Plan, as amended (the “Outside Directors Plan”), was adopted by the Board of Directors effective May 10, 2000. The Outside Directors Plan provides for grants in the form of nonqualified stock options, restricted shares and restricted share units to members of the Board of Directors who are not employees of the Company. The aggregate number of Common Shares authorized for issuance under the Outside Directors Plan is 1.5 million. The plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

Deferred Compensation Plan, as amended and restated

The Company’s Deferred Compensation Plan, as amended and restated effective January 1, 2005 (the “Deferred Compensation Plan”), was adopted by the Board of Directors effective April 7, 1994. On December 8, 2004, the Deferred Compensation Plan was amended and restated effective January 1, 2005 to reflect the consolidation of the Company’s Directors Deferred Compensation Plan, as amended and restated, with and into the Deferred Compensation Plan for Company executives and to address changes required of nonqualified deferred compensation plans by new Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the AJCA. The Deferred Compensation Plan permits certain management employees of the Company to defer salary and bonus into any of several investment alternatives, including a stock equivalent account. In addition, the Company may, in its discretion, make additional matching or fixed contributions to the deferred balances of participating management employees. The Deferred Compensation Plan also permits directors of the Company to defer board fees into any of several investment alternatives, including a stock equivalent account. Deferrals into the stock equivalent account are valued as if each deferral were invested in the Company’s Common Shares as of the deferral date.

For management employees, deferred balances are paid upon retirement, termination from employment, death or disability. For directors, deferred balances are paid upon retirement or other termination from board service, death or disability. The maximum aggregate number of Common Shares that can be credited to stock equivalent accounts under the plan is 2.34 million. Deferred balances are paid in cash, or in Common Shares in kind, with any fractional shares paid in cash. The Deferred Compensation Plan contains a dividend reinvestment feature for the stock equivalent account with dividends generally being reinvested in investment options other than the stock equivalent account for reporting persons under Section 16 of the Exchange Act. The Deferred Compensation Plan is not intended to qualify under Section 401(a) of the Code and is exempt from many of the provisions of ERISA as a “top hat” plan for a select group of management or highly compensated employees.

Global Employee Stock Purchase Plan, as amended and restated

The Company’s Global Employee Stock Purchase Plan, as amended and restated (the “Global Employee Stock Purchase Plan”), was adopted by the Board of Directors on February 9, 2000. The Global Employee Stock Purchase Plan permits certain international employees to purchase Common Shares through payroll deductions. The total number of Common Shares made available for purchase under the plan is 4.5 million. International employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1–June 30; and July 1–December 31. The Global Employee Stock Purchase Plan is not intended to qualify under Section 401(a) of the Code and is not subject to any of the provisions of ERISA.

The following table summarizes information relating to the Company’s equity compensation plans at June 30, 2006:

Equity Compensation Plan Information

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options (in millions) (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares reflected in column (a)) (in millions) (c)
Equity compensation plans approved by shareholders (1)	17.7	(2)	$54.64	(2)	19.7	(3)
Equity compensation plans not approved by shareholders	24.8	(4)	$57.41	(4)	7.9	(5)
Equity compensation plans acquired through acquisition (6)	2.8	(6)	$38.50		—

Total at June 30, 2006	45.3		$55.15		27.6

(1)	Under the Company’s Amended and Restated Equity Incentive Plan, as amended (the “Equity Incentive Plan”), which was approved by the Company’s shareholders in November 1995, the total number of Common Shares available for grant of awards under the Equity Incentive Plan is an amount equal to the sum of (a) 1.5% of the total outstanding Common Shares as of the last day of the Company’s immediately preceding fiscal year, plus (b) the number of Common Shares available for grant under the Equity Incentive Plan as of November 23, 1998, plus (c) any Common Shares related to awards that expire or are unexercised, forfeited, terminated, cancelled, settled in such a manner that all or some of the Common Shares covered by an award are not issued to a participant, or returned to the Company in payment of the exercise price or tax withholding obligations in connection with outstanding awards, plus (d) any unused portion of the Common Shares available under clause (a) above for the previous two fiscal years as a result of not being used in such previous two fiscal years. The term of the Equity Incentive Plan expired on November 14, 2005, and no new awards are being granted under it.
(2)	In addition to stock options outstanding under the Equity Incentive Plan and the Company’s 2005 Long-Term Incentive Plan, as amended (the “2005 Plan”), also includes 557,683 and 111,550 restricted share units outstanding under the Equity Incentive Plan and 2005 Plan, respectively, that are payable solely in Common Shares. Restricted share units do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.
(3)	Includes approximately 17.0 million Common Shares remaining available for future issuance under the 2005 Plan in the form of options, stock appreciation rights, stock awards or other stock-based awards. Also includes approximately 2.7 million Common Shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan, as amended and restated.
(4)	In addition to stock options outstanding under the Broadly-based Plan and Outside Directors Plan, also includes 24,250 and 5,820 restricted share units outstanding under the Broadly-based Plan and Outside Directors Plan, respectively, that are payable solely in Common Shares. Also includes 51,140 Common Share units outstanding under the Deferred Compensation Plan that are payable in cash or Common Shares. These awards do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.
(5)

Includes approximately 1.3 million Common Shares remaining available for future issuance under the Outside Directors Plan in the form of options, restricted shares or restricted share units; approximately 2.3 million Common Shares remaining available for future issuance under the Deferred Compensation Plan; and approximately 4.3 million Common Shares remaining available for future issuance under the Global Employee Stock Purchase Plan.

(6)	Includes options to purchase approximately 0.8 million Common Shares in the aggregate that were assumed by the Company in connection with acquisitions that were approved by the Company’s shareholders. The remaining options to purchase approximately 2.0 million Common Shares in the aggregate were assumed by the Company in connection with acquisitions that were not approved by the Company’s shareholders.

Item 13: Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting under the caption “Certain Relationships and Related Transactions.”

Item 14: Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting under the caption “Independent Accountants.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	148

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.01	Cardinal Health, Inc. Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

3.02	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)

Exhibit Number	Exhibit Description
4.01	Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.02	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee, relating to Cardinal Health, Inc.’s 6 1/4% Notes due 2008, 6 3/4% Notes due 2011, 4.00% Notes due 2015 and 5.85% Notes due 2017 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.03	Indenture, dated as of October 1, 1996, between Allegiance Corporation and PNC Bank, Kentucky, Inc. (“PNC”), Trustee; and First Supplemental Indenture, dated as of February 3, 1999, by and among Allegiance Corporation, Cardinal Health, Inc. and Chase Manhattan Trust Company, National Association (as successor in interest to PNC), Trustee (incorporated by reference to Exhibit 4.05 to the Company’s Registration Statement on Form S-4 filed on March 19, 1999, No. 333-74761)

4.04	Form of Debt Securities (incorporated by reference to Exhibit 4.08 to the Company’s Registration Statement on Form S-3 filed on June 13, 2001, No. 333-62944)

4.05	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.01	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York

10.02	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc.

10.03	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC

10.04	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC

10.05	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co.

10.06	Five-Year Credit Agreement, dated November 18, 2005, between the Company, certain subsidiaries of the Company, certain lenders, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as Syndication Agents, Bank of America, N.A. and Deutsche Bank Securities Inc., as Documentation Agents, and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 22, 2005, File No. 1-11373)

10.07	Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto and Bank One, NA (Main Office Chicago), as Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11373)

Exhibit Number	Exhibit Description
10.08	Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of August 18, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11373)

10.09	Omnibus Limited Waiver and Second Omnibus Amendment and Reaffirmation of Performance Guaranty, dated as of September 24, 2004, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, Bank One, NA (Main Office Chicago), as the Agent, and Cardinal Health, Inc. (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11373)

10.10	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement and Confirmations of Transfers, dated as of September 30, 2004, by and among Griffin Capital, LLC, Cardinal Health Funding, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Bank One, NA (Main Office Chicago), as the Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11373)

10.11	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of February 3, 2005, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent (confidential treatment has been requested for certain confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)

10.12	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2005, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 3, 2005, File No. 1-11373)

10.13	Amended and Restated Performance Guaranty, dated as of September 30, 2004, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11373)

10.14	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.15	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.16	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.17	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.18	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.19	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.20	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.21	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting and manual signature (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.22	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting and electronic signature (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.23	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for residents of California, cliff vesting and electronic signature*

10.24	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for staggered vesting and manual signature (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.25	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for staggered vesting and electronic signature (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.26	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.27	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for staggered vesting (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.28	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.29	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.30	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.31	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.32	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.33	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373) *

10.34	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)*

10.35	Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 22, 2005, File No. 1-11373)*

10.36	Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated*

10.37	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)*

10.38	Cardinal Health, Inc. Long-Term Incentive Cash Program for Fiscal Years 2006-2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.39	Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.40	Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.41	Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.42	Nonqualified Stock Option Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.43	Restricted Share Units Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.44	Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.45	First Amendment, dated August 2, 2006, to Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.46	Restricted Share Units Agreement, dated October 15, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.47	Nonqualified Stock Option Agreement, dated November 19, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.48	Restricted Share Units Agreement, dated November 20, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.49	Restricted Share Units Agreement, dated December 31, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.50	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.51	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.52	Deferred Payment Stock Appreciation Right Agreement, dated as of March 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 4, 2005, File No. 1-11373)*

10.53	Deferred Payment Stock Appreciation Right Agreement, dated as of August 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 5, 2005, File No. 1-11373)*

10.54	Nonqualified Stock Option Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)*

10.55	Restricted Share Unit Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)*

10.56	Nonqualified Stock Option Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter*

10.57	Restricted Share Units Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter*

10.58	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.59	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.60	Employment Agreement, dated and effective as of November 5, 2003, between Cardinal Health, Inc. and Ronald K. Labrum (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.61	First Amendment to Employment Agreement between Cardinal Health, Inc. and Ronald K. Labrum, dated and effective as of September 15, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 21, 2005, File No. 1-11373)*

10.62	Letter Agreement, dated May 29, 2006, between Cardinal Health, Inc. and Ronald Labrum (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 30, 2006, File No. 1-11373)*

10.63	Letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 13, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 15, 2005, File No. 1-11373)*

10.64	Amendment, dated August 5, 2006, to letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 12, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.65	Employment Agreement, effective as of February 1, 2004, between Cardinal Health, Inc. and George L. Fotiades (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on February 6, 2004, File No. 1-11373)*

10.66	Amendment, dated and effective as of February 4, 2005, to Employment Agreement, dated and effective as of February 1, 2004, between Cardinal Health, Inc. and George L. Fotiades (incorporated by reference to Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)*

10.67	Separation Agreement, dated April 17, 2006, between Cardinal Health, Inc. and George L. Fotiades (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.68	Second Amendment to Employment Agreement, dated May 12, 2006, between Cardinal Health, Inc. and George L. Fotiades*

10.69	Restricted Share Units Agreement, dated December 31, 2001, between Cardinal Health, Inc. and George L. Fotiades (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.70	Employment Agreement, dated and effective as of July 26, 2004, between Cardinal Health, Inc. and J. Michael Losh* (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.71	Nonqualified Stock Option Agreement, dated July 27, 2004, between Cardinal Health, Inc. and J. Michael Losh*

10.72	Form of Indemnification Agreement between Cardinal Health, Inc. and individual directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

Exhibit Number	Exhibit Description

10.73	Form of Indemnification Agreement between Cardinal Health, Inc. and individual officers (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.74	Description of compensation and benefits for named executive officers effective September 1, 2006*

10.75	Description of outside director compensation effective February 23, 2006*

21.01	List of Subsidiaries of Cardinal Health, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

99.02	Employee Stock Purchase Plan, as amended and restated

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 1, 2006.

CARDINAL HEALTH, INC.

Date: September 1, 2006	By:	/s/ R. Kerry Clark
R. Kerry Clark, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 1, 2006.

Signature	Title

/s/ R. Kerry Clark R. Kerry Clark	President and Chief Executive Officer and Director (principal executive officer)

/s/ Jeffrey W. Henderson Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ Eric R. Slusser Eric R. Slusser	Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

/s/ Calvin Darden Calvin Darden	Director

/s/ George H. Conrades George H. Conrades	Director

/s/ John F. Finn John F. Finn	Director

/s/ Robert L. Gerbig Robert L. Gerbig	Director

/s/ John F. Havens John F. Havens	Director

/s/ J. Michael Losh J. Michael Losh	Director

/s/ John B. McCoy John B. McCoy	Director

/s/ Richard C. Notebaert Richard C. Notebaert	Director

/s/ Michael D. O’Halleran Michael D. O’Halleran	Director

/s/ David W. Raisbeck David W. Raisbeck	Director

/s/ Jean G. Spaulding Jean G. Spaulding	Director

/s/ Matthew D. Walter Matthew D. Walter	Director

/s/ Robert D. Walter Robert D. Walter	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1) (2)	Deductions (3)	Balance at End of Period
Fiscal Year 2006:
Accounts receivable	$104.1	$21.6	$8.4	$(20.9)	$113.2
Finance notes receivable	4.4	11.0	0.1	(0.5)	15.0
Net investment in sales-type leases	13.9	(3.9)	—	(3.4)	6.6

	$122.4	$28.7	$8.5	$(24.8)	$134.8

Fiscal Year 2005:
Accounts receivable	$112.2	$8.7	$2.7	$(19.5)	$104.1
Finance notes receivable	4.1	2.0	0.8	(2.5)	4.4
Net investment in sales-type leases	15.7	(2.0)	0.7	(0.5)	13.9

	$132.0	$8.7	$4.2	$(22.5)	$122.4

Fiscal Year 2004:
Accounts receivable	$115.3	$4.8	$12.6	$(20.5)	$112.2
Finance notes receivable	4.5	0.3	1.5	(2.2)	4.1
Net investment in sales-type leases	17.8	(5.2)	2.2	0.9	15.7

	$137.6	$(0.1)	$16.3	$(21.8)	$132.0

(1)	During fiscal 2006, 2005 and 2004 recoveries of amounts provided for or written off in prior years were $2.5 million, $3.6 million and $3.8 million, respectively.
(2)	In fiscal 2006, 2005 and 2004, $11.9 million, $0.2 million and $13.9 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.
(3)	Write-off of uncollectible accounts.