Form 10-Q
period 2006-09-30
CARDINAL HEALTH INC
filed 2006-11-07
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

Yes  ☐                     No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on October 31, 2006 was as follows:

Common Shares, without par value: 405,012,029

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended September 30,
	2006	2005
Revenue	$21,356.7	$19,237.2
Cost of products sold	20,057.8	18,043.0

Gross margin	1,298.9	1,194.2
Selling, general and administrative expenses	807.3	793.7
Impairment charges and other	3.6	2.5
Special items – restructuring charges	13.4	8.5
– merger related charges	2.5	7.0
– other	8.4	5.8

Operating earnings	463.7	376.7
Interest expense and other	47.7	31.0

Earnings before income taxes and discontinued operations	416.0	345.7
Provision for income taxes	115.7	108.2

Earnings from continuing operations	300.3	237.5
Loss from discontinued operations (net of tax benefits of $13.5 and $2.2 for the three months ended September 30, 2006 and 2005, respectively)	(29.6)	(9.2)

Net earnings	$270.7	$228.3

Basic earnings per Common Share:
Continuing operations	$0.74	$0.56
Discontinued operations	(0.07)	(0.02)

Net basic earnings per Common Share	$0.67	$0.54

Diluted earnings per Common Share:
Continuing operations	$0.73	$0.55
Discontinued operations	(0.07)	(0.02)

Net diluted earnings per Common Share	$0.66	$0.53

Weighted average number of Common Shares outstanding:
Basic	404.5	426.3
Diluted	413.0	431.4
Cash dividends declared per Common Share	$0.09	$0.06

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and equivalents	$1,609.6	$1,320.9
Short-term investments available for sale	456.5	498.4
Trade receivables, net	3,986.6	4,111.6
Current portion of net investment in sales-type leases	309.3	290.1
Inventories	7,585.3	7,714.2
Prepaid expenses and other	710.5	628.9
Assets held for sale and discontinued operations	63.4	212.6

Total current assets	14,721.2	14,776.7

Property and equipment, at cost	5,044.5	5,060.6
Accumulated depreciation and amortization	(2,470.4)	(2,476.6)

Property and equipment, net	2,574.1	2,584.0
Other assets:
Net investment in sales-type leases, less current portion	756.3	754.7
Goodwill and other intangibles, net	5,054.5	4,992.4
Other	325.1	266.3

Total assets	$23,431.2	$23,374.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$315.3	$229.2
Accounts payable	8,878.3	9,009.3
Other accrued liabilities	2,373.8	2,053.9
Liabilities from businesses held for sale and discontinued operations	10.9	80.4

Total current liabilities	11,578.3	11,372.8

Long-term obligations, less current portion and other short-term borrowings	2,627.4	2,599.7
Deferred income taxes and other liabilities	804.4	910.9
Shareholders’ equity:
Preferred Shares, without par value Authorized – 0.5 million shares, Issued—none	—	—
Common Shares, without par value Authorized – 755.0 million shares, Issued – 484.0 million shares and 482.3 million shares, respectively, at September 30, 2006 and June 30, 2006	3,295.2	3,195.5
Retained earnings	9,994.5	9,760.5
Common Shares in treasury, at cost, 78.2 million shares and 71.5 million shares, respectively, at September 30, 2006 and June 30, 2006	(4,929.2)	(4,499.2)
Other comprehensive income	60.6	33.9

Total shareholders’ equity	8,421.1	8,490.7

Total liabilities and shareholders’ equity	$23,431.2	$23,374.1

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$270.7	$228.3
Loss from discontinued operations	29.6	9.2

Earnings from continuing operations	300.3	237.5
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	104.2	101.0
Asset impairments	3.6	1.8
Equity compensation	45.0	81.8
Provision for bad debts	5.1	9.2
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in trade receivables	121.0	(265.5)
Decrease in inventories	117.8	10.7
Increase in net investment in sales-type leases	(20.9)	(38.8)
Increase/(decrease) in accounts payable	(131.1)	468.1
Other accrued liabilities and operating items, net	177.1	122.6

Net cash provided by operating activities – continuing operations	722.1	728.4
Net cash used in operating activities – discontinued operations	(3.8)	(3.8)

Net cash provided by operating activities	718.3	724.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(44.4)	3.3
Proceeds from sale of property and equipment	3.8	0.5
Additions to property and equipment	(85.3)	(75.5)
Sale/(purchase) of investment securities available for sale, net	41.9	(100.0)

Net cash used in investing activities – continuing operations	(84.0)	(171.7)
Net cash provided by/(used in) investing activities – discontinued operations	0.1	(0.5)

Net cash used in investing activities	(83.9)	(172.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	101.4	3.0
Reduction of long-term obligations	(29.5)	(3.7)
Proceeds from long-term obligations, net of issuance costs	11.2	5.9
Proceeds from issuance of Common Shares	57.3	34.8
Tax benefits from exercises of stock options	14.0	9.4
Dividends on Common Shares	(37.0)	(25.5)
Purchase of treasury shares	(445.3)	—

Net cash provided by/(used in) financing activities – continuing operations	(327.9)	23.9
Net cash used in financing activities – discontinued operations	(17.8)	—

Net cash provided by/(used in) financing activities	(345.7)	23.9

NET INCREASE IN CASH AND EQUIVALENTS	288.7	576.3
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,320.9	1,400.0

CASH AND EQUIVALENTS AT END OF PERIOD	$1,609.6	$1,976.3

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

As of June 30, 2006, the Company conducted its business within the following four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. Effective the first quarter of fiscal year 2007, the Company began reporting its financial information within the following five reportable segments:

Healthcare Supply Chain Services – Pharmaceutical. The Healthcare Supply Chain Services-Pharmaceutical segment encompasses the businesses formerly within the Pharmaceutical Distribution and Provider Services segment, the Nuclear Pharmacy Services and product logistics management businesses formerly within the Pharmaceutical Technologies and Services segment and the therapeutic plasma distribution capabilities formerly within the Medical Products and Services segment.

Healthcare Supply Chain Services – Medical. The Healthcare Supply Chain Services-Medical segment encompasses the Company’s Medical Products Distribution business, the Source Medical Distribution business in Canada, and the assembly of sterile and non-sterile procedure kits formerly within the Medical Products and Services segment.

Clinical Technologies and Services. There were no changes to the Clinical Technologies and Services segment.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment encompasses all of the businesses formerly within this segment with the exception of the Nuclear Pharmacy Services and product logistics management businesses, which are now part of the Healthcare Supply Chain Services – Pharmaceutical segment.

Medical Products Manufacturing. The Medical Products Manufacturing segment encompasses the medical and surgical manufacturing businesses formerly within the Medical Products and Services segment.

See Note 6 for additional information regarding the reorganization of the Company’s reportable segments.

Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its Healthcare Marketing Services business and its United Kingdom-based Intercare Pharmaceutical Distribution business to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its Sterile Pharmaceutical Manufacturing business in Humacao, Puerto Rico to discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 10 for additional information.

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by United States generally accepted accounting principles (“GAAP”) for interim reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2007 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”). Without limiting the generality of the foregoing, Note 1 of the “Notes to Consolidated Financial Statements” from the 2006 Form 10-K is specifically incorporated in this Form

10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Revenue Recognition. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of sales returns and allowances.

Healthcare Supply Chain Services - Pharmaceutical

This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances.

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

Through its Medicine Shoppe International, Inc. (“Medicine Shoppe”) and Medicap Pharmacies Incorporated franchise operations, the Company has apothecary-style pharmacy franchisees in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

Healthcare Supply Chain Services - Medical

This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances.

Clinical Technologies and Services

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

Revenue is recognized on the sale of medication solutions systems, net of an allowance for estimated returns and credits, upon delivery and/or installation (depending on the product) and once transfer of title and risk of loss have occurred.

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

Pharmaceutical Technologies and Services

Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract which specify when transfer of title occurs. Non-product revenue includes service fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. Exclusivity payments are received from certain manufacturers in return for the Company’s commitment not to enter into agreements to manufacture competing products. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service has been completed and obligations of performance have been completed.

Medical Products Manufacturing

This segment records self-manufactured medical product revenue when title transfers to its customers which generally occurs upon delivery. This revenue is recorded net of sales returns and allowances.

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

Savings Guarantees

Some of the Company’s customer contracts include a guarantee of a certain amount of savings through utilization of the Company’s services. Revenue associated with a guarantee in which the form of consideration is cash or credit memos is not recorded until the guaranteed savings are fully recognized. For guarantees with consideration paid in the form of free products or services, the cost of goods sold related to those sales is increased by the amount of the guarantee.

Recent Financial Accounting Standards. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires that a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. This Statement is effective for fiscal years beginning after December 15, 2005. This Statement could have an impact on prior year consolidated financial statements if the Company has a change in accounting.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status, measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The Company is in the process of determining the impact of adopting this Statement.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
(in millions)	2006	2005
Weighted-average Common Shares – basic	404.5	426.3
Effect of dilutive securities:
Employee stock options and unvested restricted shares and share units	8.5	5.1

Weighted-average Common Shares – diluted	413.0	431.4

The potentially dilutive employee stock options that were antidilutive for the three months ended September 30, 2006 and 2005 were 16.9 million and 26.9 million, respectively.

On June 28, 2006, the Company announced a $500 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. The Company plans to complete the combined $2 billion share repurchase during fiscal 2007 and 2008. During the three months ended September 30, 2006, the Company repurchased approximately $445.3 million of its Common Shares.

3. EQUITY-BASED COMPENSATION

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Prior to fiscal 2006, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Beginning with fiscal 2006, employee options granted under the Plans (including options granted during the first quarter of fiscal 2007) generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method.

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service periods. In accordance with SAB No. 107, the Company classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months Ended September 30, 2006		For the Three Months Ended September 30, 2005
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings: (1) (2)	$463.7	$(45.0)	$376.7	$(81.8)
Earnings from continuing operations:	$300.3	$(29.6)	$237.5	$(51.7)
Net earnings:	$270.7	$(30.4)	$228.3	$(52.3)

Net basic earnings per Common Share:	$0.67	$(0.08)	$0.54	$(0.12)
Net diluted earnings per Common Share:	$0.66	$(0.07)	$0.53	$(0.12)

(1)	The total equity-based compensation expense for the three months ended September 30, 2006 and 2005 includes gross stock appreciation rights (“SARs”) income/(expense) of approximately $0.2 million and $(32.6) million, respectively. The significant impact during the first quarter of fiscal 2006 resulted from the vesting of the SARs upon issuance with an exercise price significantly below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been and will continue to be remeasured until they are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded.

(2)	The total equity-based compensation expense for the three months ended September 30, 2006 and 2005 also includes gross restricted share and restricted share unit expense of approximately $(9.0) million and $(4.2) million, respectively, gross employee option expense of approximately $(34.3) million and $(42.5) million, respectively, and gross employee stock purchase plan expense of approximately $(1.9) million and $(2.5) million, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2006 through September 30, 2006:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2006	44.8	$55.13
Granted	4.6	66.32
Exercised	(1.0)	45.64
Canceled	(1.1)	56.38

Balance at September 30, 2006	47.3	$56.40

Exercisable at September 30, 2006	21.8	$57.09

The weighted average fair value of stock options granted during the three months ended September 30, 2006 is $21.45.

4. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
(in millions)	2006	2005
Net earnings	$270.7	$228.3
Foreign currency translation adjustment	26.7	(18.2)
Net unrealized gain/(loss) on derivative instruments	(1.3)	5.4
Net change in minimum pension liability	1.3	—

Total comprehensive income	$297.4	$215.5

5. SPECIAL ITEMS

The following is a summary of the special items for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
(in millions, except for Diluted EPS amounts)	2006	2005
Restructuring costs	$13.4	$8.5
Merger-related costs	2.5	7.0
Litigation settlements, net	7.2	(0.1)
Other	1.2	5.9

Total special items	$24.3	$21.3
Tax effect of special items (1)	(6.6)	(7.8)

Net earnings effect of special items	$17.7	$13.5

Net decrease on Diluted EPS	$0.04	$0.03

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred. For the three months ended September 30, 2006, the tax effect includes $6.8 million of costs that are not deductible for local tax purposes.

Restructuring Costs

The following table segregates the Company’s restructuring costs into the various reportable segments affected by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Three Months Ended September 30,
(in millions)	2006	2005
Healthcare Supply Chain Services - Pharmaceutical
Employee-related costs (1)	$0.1	$0.6
Facility exit and other costs (2)	0.1	0.8

Total Healthcare Supply Chain Services - Pharmaceutical	0.2	1.4
Healthcare Supply Chain Services - Medical
Employee-related costs (1)	1.1	—

Total Healthcare Supply Chain Services - Medical	1.1	—
Pharmaceutical Technologies and Services
Employee-related costs (1)	1.8	0.8
Facility exit and other costs (2)	0.1	0.2

Total Pharmaceutical Technologies and Services	1.9	1.0
Medical Products Manufacturing
Employee-related costs (1)	0.2	0.3
Facility exit and other costs (2)	0.2	1.7

Total Medical Products Manufacturing	0.4	2.0
Other
Employee-related costs (1)	4.3	1.4
Facility exit and other costs (2)	5.5	2.7

Total Other	9.8	4.1

Total restructuring program costs	$13.4	$8.5

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of September 30, 2006:

	Expected/Actual Fiscal Year of Completion (1)	Headcount Reduction
		Expected (2)	As of September 30, 2006
Healthcare Supply Chain Services - Pharmaceutical	2007	197	197
Healthcare Supply Chain Services - Medical	2008	366	162
Clinical Technologies and Services	2008	45	15
Pharmaceutical Technologies and Services	2009	2,087	1,533
Medical Products Manufacturing	2008	4,725	3,845
Other	2007	1,135	908

Total restructuring program		8,555	6,660

(1)	Expected or actual fiscal year in which the last project will be or was completed.

(2) Represents projects that have been initiated as of September 30, 2006.

Restructuring Programs. As previously reported, during fiscal 2005, the Company launched a global restructuring program in connection with its One Cardinal Health initiative with a goal of increasing the value that the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in two phases and be substantially completed by the end of fiscal 2008.

The first phase of the program, announced in December 2004 ("Phase I"), focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company's global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005 ("Phase II"), focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations.

In addition to the global restructuring program discussed above, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, both domestically and internationally, and aligning operations in the most strategic and cost-efficient structure.

The Company incurred costs of $13.4 million during the three months ended September 30, 2006 as compared to $8.5 million during the three months ended September 30, 2005 related to restructuring projects.

The costs incurred within the Healthcare Supply Chain Services - Pharmaceutical segment for the three months ended September 30, 2006 of $0.2 million primarily related to the closure of a distribution center. The costs incurred within this segment for the three months ended September 30, 2005 of $1.4 million primarily related to the closing of multiple company-owned pharmacies within Medicine Shoppe and the closure of facilities that were acquired as part of Syncor International Corporation (“Syncor”).

The costs incurred within the Healthcare Supply Chain Services - Medical segment during the three months ended September 30, 2006 of $1.1 million primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors.

The costs incurred within the Pharmaceutical Technologies and Services segment for the three months ended September 30, 2006 of $1.9 million primarily related to planned reductions of headcount within existing operations and consolidation of overlapping operations. The costs incurred within this segment for the three months ended September 30, 2005 of $1.0 million related to planned reductions of headcount.

The costs incurred within the Medical Products Manufacturing segment during the three months ended September 30, 2006 and 2005 of $0.4 million and $2.0 million, respectively, primarily related to improvements within the manufacturing business through consolidation of production from higher cost facilities to lower cost facilities or outsourcing.

The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2006 and 2005 of $9.8 million and $4.1 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations.

Merger-Related Costs

Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three months ended September 30, 2006 and 2005 were primarily a result of the acquisition of ALARIS Medical Systems, Inc. (“Alaris”) and Syncor. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company.

	Three Months Ended September 30,
(in millions)	2006	2005
Merger-related costs:
Employee-related costs	$0.4	$3.8
Asset impairments and other exit costs	1.4	0.1
Integration costs and other	0.7	3.1

Total merger-related costs	$2.5	$7.0

Employee-Related Costs. During the three months ended September 30, 2006 and 2005, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $0.4 million and $3.8 million, respectively. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the mergers or acquisitions. The charges for the three months ended September 30, 2005 related primarily to the Alaris and Syncor acquisitions.

Asset Impairments and Other Exit Costs. During the three months ended September 30, 2006 and 2005, the Company incurred asset impairments and other exit costs of $1.4 million and $0.1 million, respectively. The asset impairment and other exit costs during the three months ended September 30, 2006 were primarily a result of facility integration plans for the Alaris acquisition.

Integration Costs and Other. During the three months ended September 30, 2006 and 2005, the Company incurred integration and other costs of $0.7 million and $3.1 million, respectively. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company’s operations and systems into the Company’s pre-existing operations and systems. These operations and systems include information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other functions.

Litigation Settlements, Net

The following table summarizes the Company’s net litigation settlements during the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
(in millions)	2006	2005
Litigation settlements, net:
DuPont litigation	$11.5	$—
Pharmaceutical manufacturer antitrust litigation	(7.3)	(0.1)
New York Attorney General investigation	3.0	—

Total litigation settlements, net	$7.2	$(0.1)

DuPont Litigation. During the three months ended September 30, 2006, the Company recorded a charge of $11.5 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company.

Pharmaceutical Manufacturer Antitrust Litigation. During the three months ended September 30, 2006 and 2005, the Company recorded income of $7.3 million and $0.1 million, respectively, resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims through September 30, 2006 was $130.4 million (net of attorney fees, payments due to other interested parties and expenses withheld).

New York Attorney General Investigation. The Company recorded a reserve of $3.0 million for the three months ended September 30, 2006 with respect to the previously-reported investigation by the New York Attorney General’s Office. The total reserve recorded through September 30, 2006 was $11.0 million. There can be no assurance that the Company’s effort to resolve the New York Attorney General’s Office’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

For further information regarding these matters, see Note 7 and “Part II, Item I: Legal Proceedings” below.

Other

During the three months ended September 30, 2006 and 2005, the Company incurred other costs of $1.2 million and $5.9 million, respectively. These costs relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. As a result, the Company recorded reserves totaling $35 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 7 below.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the three months ended September 30, 2006:

(in millions)	Three Months Ended September 30, 2006
Balance at June 30, 2006	$82.9
Additions (1)	31.6
Payments	(23.8)

Balance at September 30, 2006	$90.7

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during the three months ended September 30, 2006 of $7.3 million.

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), the Company accrued, as part of its acquisition adjustments, a liability of $7.8 million related to employee termination and relocation costs and $17.4 million related to closing of certain facilities. As of September 30, 2006, the Company had paid $0.6 million of employee related costs and no payments had been made in connection with the closing of facilities.

In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of September 30, 2006, the Company had paid $14.1 million of employee related costs, $8.1 million associated with the facility closures and $1.1 million of other restructuring costs.

Other

Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

The Company estimates that it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $67.2 million (approximately $44.3 million net of tax). These estimated costs are primarily associated with the first and second phases of the Company’s previously-announced global restructuring program, restructurings within the Pharmaceutical Technologies and Services segment, the Dohmen acquisition and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represent facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

6. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. As discussed above in Note 1, during the first quarter of fiscal 2007, the Company realigned its operations into the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information has been reclassified to conform to this new financial reporting presentation.

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its Healthcare Marketing Services business (“HMS”) and its United Kingdom-based Intercare Pharmaceutical Distribution business (“IPD”), thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. The net assets for HMS are included within the Pharmaceutical Technologies and Services segment and the net assets for IPD are included within the Healthcare Supply Chain Services - Pharmaceutical segment. Prior period results were adjusted to reflect this change. See Note 10 for additional information.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the results of operations of Humacao are presented as discontinued operations within the Pharmaceutical Technologies and Services segment. See Note 10 for additional information.

During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits.

The Healthcare Supply Chain Services - Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care, mail order and hospital pharmacies. These services include a pharmaceutical repackaging and distribution program for independent and chain drug store customers as well as customers in the mail order business. This segment also manufactures and distributes radiopharmaceuticals and franchises and operates apothecary-style retail pharmacies. Through this segment, the Company also distributes therapeutic plasma to hospitals, clinics and other providers.

The Healthcare Supply Chain Services – Medical segment provides integrated supply chain and logistics solutions to healthcare customers in the United States and Canada. These solutions include sterile and non-sterile kitting, and distribution of medical surgical products into hospitals, surgery centers, laboratories and physician offices.

The Clinical Technologies and Services segment provides products and services that focus on patient safety to hospitals and other healthcare providers. This segment designs, develops, manufactures, sells and services intravenous medication safety and infusion therapy delivery systems and patient monitoring equipment. It also designs, develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other healthcare facilities. In addition, this segment provides services to the healthcare industry through integrated pharmacy services and the gathering and recording of clinical information for review, analysis and interpretation.

The Pharmaceutical Technologies and Services segment provides products and services to the healthcare industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating the Company’s proprietary drug delivery systems, such as softgel capsules, controlled release forms, Zydis® fast-dissolving wafers and advanced sterile delivery technologies. This segment also provides packaging services, pharmaceutical development, analytical science services and scientific and regulatory consulting.

The Medical Products Manufacturing segment manufactures medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers.

The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, equity-based compensation, special items, impairment charges and other, and investment spending are not allocated to the segments. See Notes 3 and 5 for further discussion of the Company’s equity-based compensation and special items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables include revenue and operating earnings for each business segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
(in millions)	2006	2005
Revenue: (1)
Healthcare Supply Chain Services - Pharmaceutical	$18,505.1	$16,508.8
Healthcare Supply Chain Services - Medical	1,806.1	1,762.6
Clinical Technologies and Services	594.5	576.4
Pharmaceutical Technologies and Services	450.6	411.3
Medical Products Manufacturing	423.6	383.3
Corporate (2)	(423.2)	(405.2)

Total revenue	$21,356.7	$19,237.2

	For the Three Months Ended September 30,
(in millions)	2006	2005
Operating earnings: (1) (3)
Healthcare Supply Chain Services – Pharmaceutical (4)	$300.8	$242.6
Healthcare Supply Chain Services – Medical	74.1	81.9
Clinical Technologies and Services	67.6	78.2
Pharmaceutical Technologies and Services	22.2	19.7
Medical Products Manufacturing	60.8	52.9
Corporate (5)	(61.8)	(98.6)

Total operating earnings	$463.7	$376.7

The following table includes total assets at September 30, 2006 and June 30, 2006 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Assets (1)
(in millions)	September 30, 2006	June 30, 2006
Healthcare Supply Chain Services - Pharmaceutical	$11,286.3	$11,684.9
Healthcare Supply Chain Services - Medical	2,457.1	2,387.9
Clinical Technologies and Services	3,879.9	3,714.7
Pharmaceutical Technologies and Services	2,967.4	2,955.5
Medical Products Manufacturing	1,504.2	1,436.3
Corporate (6)	1,336.3	1,194.8

Total assets	$23,431.2	$23,374.1

(1)	During the first quarter of fiscal 2007, the Company realigned its operations into the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. Prior period segment information has been reclassified to conform to this new financial reporting presentation.

(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

(3)	During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits.

(4)	During the first quarter of fiscal 2006, the Company recorded a charge of $31.8 million reflecting credits owed to certain vendors for prior periods.

(5)	Corporate operating earnings include equity-based compensation of $45.0 million and $81.8 million during the three months ended September 30, 2006 and 2005, respectively. See Note 3 for further discussion of the Company’s equity-based compensation. In addition, corporate operating earnings include special items of $24.3 million and $21.3 million during the three months ended September 30, 2006 and 2005, respectively. See Note 5 for further discussion of the Company’s special items. Corporate operating earnings also include operating asset impairments and gains and losses from the sale of operating and corporate assets, unallocated corporate administrative expenses and investment spending.

(6)	The Corporate assets primarily include cash and cash equivalents, net property and equipment and unallocated deferred taxes.

7. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants and includes the aforementioned Section 10(b), Rule 10b-5 and Section 20 claims. On March 27, 2006, the Court granted a Motion to Dismiss with respect to the Company’s external auditors and a former officer and denied the Motion to Dismiss with respect to the Company and the other individual defendants. On September 8, 2006, the plaintiffs filed a Motion for Class Certification. Discovery is now proceeding.

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

The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Plans”), and also on behalf of the Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plans’ participants of investing in the Company’s stock, to the detriment of the Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the Court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On March 31, 2006, the Court granted the Motion to Dismiss with respect to Putnam Fiduciary Trust Company and with respect to plaintiffs’ claim for equitable relief. The Court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants. On September 8, 2006, the plaintiffs filed a Motion for Class Certification. Discovery is now proceeding.

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

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” above). The defendants intend to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner, Derivatively on behalf of Cardinal Health, Inc. v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” above) and the Bean complaint (see below). On August 22, 2006, the Court granted the parties’ joint Motion to Stay the actions pending the Court’s resolution of the plaintiffs’ Motion to Consolidate the Cardinal Health Franklin County derivative actions with the Staehr derivative action pending in Delaware County, which is discussed above. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these proceedings.

On December 6, 2005, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Vernon Bean v. John F. Havens, et al., No. 05CVH-12-13644. The complaint alleged that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint sought money damages, disgorgement of options, equitable relief against the individual defendants and an award of attorney’s fees. On July 20, 2006, the Court conditionally granted defendants’ Motion to Dismiss for failure to verify the complaint as required. The dismissal was entered on August 23, 2006 and has not been appealed.

On September 27, 2006, a new derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Barry E. Weed v. John F. Havens, et al., No. 06CVH09 12620. The complaint makes substantially the same allegations as the Bean complaint described above, namely that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief and costs and disbursements of the action, including attorney’s fees. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding.

Insurance Coverage for Shareholder/ERISA Litigation against Cardinal Health and Derivative Actions

With respect to the proceedings described above under the headings “Shareholder/ERISA Litigation Against Cardinal Health,” and “Derivative Actions,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency. On October 12, 2006, a complaint was filed by the Federal Insurance Company (“Federal”) against the Company and certain of its current and former members of the board of directors, officers and/or employees in the Court of Common Pleas, Franklin County, Ohio. Federal Insurance Company v. Cardinal Health, Inc., et al., No. 06CVH10 13447. Among other things, the complaint seeks a determination from the Court of Federal's rights and obligations, if any, under successive directors' and officers' liability insurance policies issued by Federal with respect to the Cardinal Health federal securities actions and various state-court shareholder derivative lawsuits. The complaint also seeks a declaration that no coverage exists with respect to the Cardinal Health ERISA actions under successive fiduciary liability insurance policies issued by Federal.

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

DuPont Litigation

On September 11, 2003, E.I. Du Pont De Nemours and Company (“DuPont”) filed a lawsuit against the Company and others in the United States District Court for the Middle District of Tennessee. E.I. Du Pont De Nemours and Company v. Cardinal Health, Inc., BBA Materials Technology and BBA Nonwovens Simpsonville, Inc., No. 3-03-0848. The complaint alleged various causes of action against the Company relating to the production and sale of surgical drapes and gowns by the Company’s former Medical Products and Services segment. DuPont’s claims generally fell into the categories of breach of contract, false advertising and patent infringement. On September 12, 2005, the Court granted summary judgment in favor of the Company on all of DuPont’s patent infringement claims. On November 7, 2005, the Court granted summary judgment in favor of the Company on DuPont’s federal false advertising claims and dismissed all of Dupont’s remaining claims for lack of jurisdiction.

On October 17, 2005, DuPont filed a lawsuit against the Company in the Circuit Court for Davidson County, Tennessee. E.I. DuPont De Nemours and Company v. Cardinal Health 200, Inc., No. 05C3191. This lawsuit essentially repeats the breach of contract claims from DuPont’s earlier federal lawsuit. On October 26, 2006, the Company entered into a settlement agreement with DuPont that requires the Company to make an initial payment to DuPont of $11.5 million and a possible additional payment in the future of an amount not material to the Company that may be offset by additional purchases. The agreement also provides for certain additional purchase obligations for products that the Company uses in the normal course of business.

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite® products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. The Company intends to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

Following the conclusions reached by the Audit Committee in September and October 2004, the Audit Committee began the task of assigning responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, and, in January 2005, took disciplinary actions with respect to the Company’s employees who it determined bore responsibility for these matters, other than with respect to the accounting treatment of certain recoveries from vitamin manufacturers for which there was a separate Board committee internal review that has been completed (discussed below). The disciplinary actions ranged from terminations or resignations of employment to required repayments of some or all of fiscal 2003 bonuses from certain employees to letters of reprimand. These disciplinary actions affected senior financial and managerial personnel, as well as other personnel, at the corporate level and in the then four business segments. The Audit Committee has completed its determinations of responsibility for the financial statement matters described above which were reflected in the 2004 Form 10-K, although responsibility for matters relating to the Company’s accounting treatment of certain recoveries from vitamin manufacturers was addressed by a separate committee of the Board as discussed below. The Audit Committee internal review is substantially complete.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. As a result, the Company recorded reserves totaling $35 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

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

New York Attorney General Investigation

In April 2005, one of the Company’s subsidiaries received a subpoena from the Attorney General’s Office of the State of New York. The Company believes that the New York Attorney General is conducting a broad industry inquiry that appears to focus on, among other things, the secondary market within the wholesale pharmaceutical industry. The Company is one of multiple parties that have received such a subpoena. The Company has been producing documents and providing information and testimony to the New York Attorney General’s Office in response to the April 2005 subpoena as well as subsequent informal requests. The Company has commenced negotiations with the New York Attorney General’s Office for a civil resolution of this investigation. In connection with these developments, the Company recorded reserves with respect to this matter of $8.0 million during the fiscal year ended June 30, 2006 and an additional $3.0 million for the quarter ended September 30, 2006, for a total of $11.0 million. There can be no assurance that the Company’s efforts to resolve the New York Attorney General’s Office’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

Alaris SE Pump Recall

On August 28, 2006, the Company announced that it had suspended production, sales, repairs and installation of its Alaris® SE pump after approximately 1,300 units were seized by the Food and Drug Administration (the “FDA”). On August 23, 2006, the United States filed a complaint in the U.S. District Court for the Southern District of California to affect the seizure of the units, which the Company has answered. On August 15, 2006, the Company initiated a voluntary field corrective action of the product as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. As part of the field corrective action, the Company sent letters and warning labels to its customers and has been testing a modification that will help prevent this event from occurring. This modification will need to be validated on the product and approved by the FDA. These actions did not require the return of products currently in use by customers and the Company currently has no plans of recalling these products. The Company has stopped manufacturing and distribution of the Alaris SE pumps pending resolution of the issue with the FDA. On September 13, 2006, the Company received notification that the FDA had classified the field corrective action as a Class 1 recall (the FDA’s highest priority), but that classification has not affected the Company’s current plans.

There have been approximately 140,000 Alaris® SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. Based on current expectations, the Company recorded a $13.5 million charge for the quarter ended September 30, 2006 related to this matter. The Company does not currently believe that this matter will materially affect the Company’s results of operations or financial condition. However, if additional remedial actions are deemed necessary by the Company or the FDA, the effect could become material to the Company’s results of operations.

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Due to the reorganization of the Company’s reporting structure as discussed in Note 6 above, goodwill has been reassigned to the segments in accordance with SFAS 142.

Changes in the carrying amount of goodwill for the three months ended September 30, 2006 were as follows:

(in millions)	Healthcare Supply Chain Services - Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Pharmaceutical Technologies and Services	Medical Products Manufacturing	Total
Balance at June 30, 2006	$1,039.3	$373.5	$1,710.7	$905.5	$424.1	$4,453.1
Goodwill acquired - net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	(30.9)	0.2	69.4	10.3	(17.7)	31.3
Goodwill related to the divestiture/closure of business (4)	—	—	—	(4.5)	—	(4.5)

Balance at September 30, 2006	$1,008.4	$373.7	$1,780.1	$911.3	$406.4	$4,479.9

(1)	The decrease within the Healthcare Supply Chain Services – Pharmaceuticals segment primarily relates to Dohmen purchase accounting adjustments.

(2)	The increase within the Clinical Technologies and Services segment relates to the acquisition of MedMined, Inc., (“MedMined”) which resulted in a preliminary goodwill allocation of $69.4 million.

(3)	The decrease within the Medical Products Manufacturing segment primarily relates to Denver Biomedical, Inc. (“Denver Biomedical”) purchase accounting adjustments of approximately $16.8 million.

(4)	The goodwill decrease relates to the sale of a manufacturing facility within the Pharmaceutical Technologies and Services segment to Adams Respiratory Therapeutics, Inc. during the first quarter.

The allocations of the purchase price related to certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30 and September 30, 2006 was as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2006
Unamortized intangibles:
Trademarks and patents	$185.4	$0.4	$185.0

Total unamortized intangibles	$185.4	$0.4	$185.0
Amortized intangibles:
Trademarks and patents	$164.9	$40.3	$124.6
Non-compete agreements	4.5	2.8	1.7
Customer relationships	230.5	59.9	170.6
Other	107.7	50.3	57.4

Total amortized intangibles	$507.6	$153.3	$354.3

Total intangibles	$693.0	$153.7	$539.3

September 30, 2006
Unamortized intangibles:
Trademarks and patents	$186.1	$0.4	$185.7

Total unamortized intangibles	$186.1	$0.4	$185.7
Amortized intangibles:
Trademarks and patents	$171.1	$44.3	$126.8
Non-compete agreements	5.9	2.8	3.1
Customer relationships	255.1	68.0	187.1
Other	124.5	52.6	71.9

Total amortized intangibles	$556.6	$167.7	$388.9

Total intangibles	$742.7	$168.1	$574.6

There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense during the three months ended September 30, 2006 and 2005 was $14.8 million and $13.0 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2007	2008	2009	2010	2011
Amortization expense	$59.8	$55.1	$52.1	$49.2	$48.3

9. GUARANTEES

The Company has contingent commitments related to certain operating lease agreements. These operating leases consist of certain real estate and equipment used in the operations of the Company. In the event of termination of these operating leases, which range in length from five to ten years, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2006, the maximum amount the Company could be required to reimburse was $162.0 million. In accordance with FASB Interpretation No. 45, the Company has a liability of $3.3 million recorded as of September 30, 2006 related to these agreements.

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

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency, and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At September 30 and June 30, 2006, notes in the program subject to the guaranty of the Company totaled $31.5 million and $35.1 million, respectively. At September 30 and June 30, 2006, accruals for premiums received in advance of the bank’s collection of notes were $0.6 million and $0.6 million, respectively.

10. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its HMS business (“HMS disposal group”), thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the HMS business will remain within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of this business are presented separately as assets held for sale and the operating results of this business are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value. The resulting additional impairment charge of approximately $24.9 million is recorded within discontinued operations during the first quarter of fiscal 2007. The Company will continue to assess the net expected value less costs to sell to determine if any adjustments are necessary prior to the closing of the sale transaction. The net assets held for sale of the HMS disposal group at September 30, 2006 and June 30, 2006, are included within the Pharmaceutical Technologies and Services segment. Subsequent to September 30, 2006, the Company signed an agreement to sell the business. The transaction is expected to close during the second quarter of fiscal 2007.

During the third quarter of fiscal 2006, the Company committed to plans to sell IPD, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13 the net assets of this business are presented separately as assets held for sale and the operating results of this business are presented within discontinued operations. In the first quarter of fiscal 2007, the business was sold resulting in an additional $10.4 million loss on sale which is recorded in discontinued operations. The net assets held for sale of the IPD business at June 30, 2006 are included within the Healthcare Supply Chain Services-Pharmaceutical segment.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the net assets of Humacao are presented as assets held for sale and the results of operations of Humacao are presented as discontinued operations. The net assets at September 30, 2006 and June 30, 2006 for the discontinued operations are included within the Pharmaceutical Technologies and Services segment.

The results of discontinued operations for the three months ended September 30, 2006 and 2005 are summarized as follows:

	Three Months Ended September 30,
(in millions)	2006	2005
Revenue	$114.3	$140.4
Impairments/loss on sale	(35.3)	—
Loss before income taxes	(43.1)	(11.4)
Income tax benefit	13.5	2.2

Loss from discontinued operations	$(29.6)	$(9.2)

At September 30, 2006 and June 30, 2006, the major components of assets and liabilities held for sale and discontinued operations were as follows:

(in millions)	September 30, 2006	June 30, 2006
Current assets	$54.6	$178.8
Property and equipment, net	8.8	20.9
Other assets	—	12.9

Total assets	$63.4	$212.6

Current liabilities	$—	$67.7
Long-term debt and other	10.9	12.7

Total liabilities	$10.9	$80.4

Operating cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

11. EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,
(in millions)	2006	2005
Components of net periodic benefit cost:
Service cost	$0.6	$0.4
Interest cost	3.2	2.7
Expected return on plan assets	(2.6)	(2.0)
Net amortization and other (1)	0.8	0.7

Net periodic benefit costs	$2.0	$1.8

(1)	Amount primarily represents the amortization of actuarial (gains)/losses, as well as the amortization of the transition obligation and prior service costs.

The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

12. INCOME TAXES

The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was 27.8% for the three months ended September 30, 2006, as compared to 31.3% for the three months ended September 30, 2005. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

During the three months ended September 30, 2006, the effective tax rate benefited by $16.7 million or 4.0 percentage points as a result of adjustments to the Company’s tax reserves. The tax reserve adjustments were primarily due to the issuance of a final Revenue Agent Report received during the quarter which related to fiscal years 2001 and 2002 as previously disclosed in the Company’s 2006 Form 10-K.

13. SUBSEQUENT EVENTS

On October 3, 2006, the Company sold $350 million aggregate principal amount of 2009 floating rate Notes and $500 million aggregate principal amount of 2016 fixed rate Notes in a private offering. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior debt and senior to all of the Company’s existing and future subordinated debt. The Notes are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables. The Notes also effectively rank junior in right of payment to any secured debt of the Company to the extent of the value of the assets securing such debt. The Company used the net proceeds from the sale of the Notes to repay $500 million of the Company’s preferred debt securities, $127.4 million of 7.30% notes due 2006 issued by a subsidiary and guaranteed by the Company and other short-term obligations of the Company.

On October 26, 2006, the Company amended certain of the facility terms of the Company's preferred debt securities. As part of this amendment, the Company repaid $500 million of the principal balance and a minimum net worth covenant was added whereby the minimum net worth cannot fall below $5.0 billion at any time. After this repayment, the Company had $150.0 million outstanding under its preferred debt securities. See Note 4 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K for more information regarding the preferred debt securities.

On October 27, 2006, the Company acquired Care Fusion Inc., which provides wireless, barcode-enabled patient identification systems used in hospitals. This business will be consolidated within the Clinical Technologies and Services segment.

Subsequent to September 30, 2006, the Company repurchased the aggregate $550 million of receivable interests under its committed receivables sales facility program. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year. See also Note 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K for more information regarding the off-balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2006 and June 30, 2006, and for the condensed consolidated statements of earnings for the three-month periods ended September 30, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2006 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to materially differ from those made, projected or implied. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2006 Form 10-K (under “Item 1A: Risk Factors”) and are incorporated in this Form 10-Q by reference. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements.

Overview

The following summarizes the Company’s results of operations for the three months ended September 30, 2006 and 2005:

		Three Months Ended September 30,
(in millions, except per Common Share amounts)	Growth (1)	2006	2005
Revenue	11%	$21,356.7	$19,237.2
Cost of products sold	11%	20,057.8	18,043.0

Gross margin	9%	$1,298.9	$1,194.2
Selling, general and administrative expenses	2%	807.3	793.7
Impairment charges and other	44%	3.6	2.5
Special items	14%	24.3	21.3

Operating earnings	23%	$463.7	$376.7
Interest expense and other	54%	47.7	31.0

Earnings before income taxes and discontinued operations	20%	$416.0	$345.7
Provision for income taxes	7%	115.7	108.2

Earnings from continuing operations	26%	$300.3	$237.5
Loss from discontinued operations	222%	(29.6)	(9.2)

Net earnings	19%	$270.7	$228.3
Net diluted earnings per Common Share	25%	$0.66	$0.53

(1)	Growth is calculated as the change for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenue

Total Company revenue for the three months ended September 30, 2006 increased 11% compared to the same period in the prior year. This increase resulted from increased revenue in each of the Company’s five reportable segments, including revenue growth of 12% within the Healthcare Supply Chain Services – Pharmaceutical segment due to strong revenue growth from bulk and non-bulk retail chain customers and mail order customers, which are included within bulk customers. The Healthcare Supply Chain Services – Pharmaceutical segment represents approximately 85% of the total Company revenue.

Cost of Products Sold

Total Company cost of products sold for the three months ended September 30, 2006 increased 11% compared to the same period in the prior year. The 11% increase in total Company cost of products sold was primarily due to the revenue growth of 11%. In addition, cost of products sold was adversely impacted by competitive pricing pressures within the Healthcare Supply Chain Services segments and the charge of $13.5 million related to the Alaris® SE pump recall.

Selling, General and Administrative (“SG&A”) Expenses

Total Company SG&A expenses for the three months ended September 30, 2006 increased 2% compared to the same period in the prior year. The increase in SG&A expenses was primarily due to additional expenses to support the Company’s revenue growth of 11% and the impact of certain acquisitions. However, the overall increase was partially offset by the $36.8 million, or 45%, decrease in equity-based compensation expense, as described in more detail below.

The Company recorded $45.0 million and $81.8 million, respectively, for equity-based compensation during the three months ended September 30, 2006 and 2005. Equity-based compensation expense was significantly impacted during the first quarter of fiscal 2006 from the vesting of the SARs upon issuance on August 3, 2005 to the Company’s then-Chairman and Chief Executive Officer, Robert D. Walter, with an exercise price significantly below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been and will continue to be remeasured until they are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding equity-based compensation.

Special Items

	Three Months Ended September 30,
(in millions)	2006	2005
Restructuring costs	$13.4	$8.5
Merger-related costs	2.5	7.0
Litigation settlements, net	7.2	(0.1)
Other	1.2	5.9

Total special items	$24.3	$21.3

See Note 5 of “Notes to Condensed Consolidated Financial Statements” for detail of the Company’s special items during the three months ended September 30, 2006 and 2005.

Interest Expense and Other

“Interest expense and other” increased $16.7 million during the three months ended September 30, 2006 compared to the same periods in the prior fiscal year. The increase resulted primarily from increased average borrowing levels and interest rates.

Provision for Income Taxes

The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was 27.8% for the three months ended September 30, 2006, as compared to 31.3% for the three months ended September 30, 2005. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

During the three months ended September 30, 2006, the effective tax rate benefited by $16.7 million, or 4.0 percentage points, as a result of adjustments to the Company's tax reserves. The tax reserve adjustments were primarily due to the issuance of a final Revenue Agent Report received during the quarter which related to fiscal years 2001 and 2002 as previously disclosed in the Company's 2006 Form 10-K. The effective tax rate for the three months ended September 30, 2006 was not significantly impacted by special items. The effective tax rate for the three months ended September 30, 2005 was positively impacted by 0.3 percentage points due to the mix of special items being deductible at tax rates higher than the average effective tax rate.

Loss from Discontinued Operations

See Note 10 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Other Matters

Alaris® SE Pump Recall

On August 28, 2006, the Company announced that it had suspended production, sales, repairs and installation of its Alaris® SE pump after approximately 1,300 units were seized by the FDA. On August 15, 2006, the Company initiated a voluntary field corrective action of the product as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. As part of the field corrective action, the Company sent letters and warning labels to its customers and has been testing a modification that will help prevent this event from occurring. This modification will need to be validated on the product and approved by the FDA. These actions did not require the return of products currently in use by customers and the Company currently has no plans of recalling these products. The Company has stopped manufacturing and distribution of the Alaris SE pumps pending resolution of the issue with the FDA. On September 13, 2006, the Company received notification that the FDA had classified the field corrective action as a Class 1 recall (the FDA’s highest priority), but that classification has not affected the Company's current plans.

There have been approximately 140,000 Alaris® SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. Based on current expectations, the Company recorded a $13.5 million charge for the quarter ended September 30, 2006 related to this matter. The Company does not currently believe that this matter will materially affect the Company’s results of operations or financial condition. However, if additional remedial actions are deemed necessary by the Company or the FDA, the effect could become material to the Company’s results of operations.

Government Investigations

The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters, and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35 million penalty. As a result, the Company recorded reserves totaling $35 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters see Note 7 of “Notes to Condensed Consolidated Financial Statements.”

Shareholder Litigation

The Company is subject to several class action lawsuits brought against the Company and certain of its former and present officers and directors since July 2004. The Company is currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows. The Company discusses these cases and other litigation to which it is a party in greater detail in Note 7 of “Notes to Condensed Consolidated Financial Statements” and under “Part II, Item 1: Legal Proceedings.”

Segment Results

Reportable Segments

During the first quarter of fiscal 2007, the Company realigned its operations into the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The five segments align within two major sectors: Healthcare Supply Chain Services, which is focused on the Company’s logistics and distribution capabilities, and Pharmaceutical and Medical Products, which is focused on manufacturing businesses.

Revenue

	Three Months Ended September 30,
	Growth (1)	Percent of Company Revenue
		2006	2005
Healthcare Supply Chain Services – Pharmaceutical	12%	85%	84%
Healthcare Supply Chain Services – Medical	2%	8%	9%
Clinical Technologies and Services	3%	3%	3%
Pharmaceutical Technologies and Services	10%	2%	2%
Medical Products Manufacturing	11%	2%	2%

Total Company	11%	100%	100%

(1)	Growth is calculated as the change in the revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Healthcare Supply Chain Services – Pharmaceutical. The Healthcare Supply Chain Services – Pharmaceutical segment’s revenue growth of 12% during the three months ended September 30, 2006 resulted primarily from strong revenue growth with existing bulk and non-bulk retail chain customers and market growth in the mail order business, which is included within bulk customers. The most significant growth was in revenue from bulk customers, which increased approximately 19% during the three months ended September 30, 2006 to $8.1 billion compared to $6.8 billion, in the prior period quarter. The increase in revenue from bulk customers primarily relates to additional volume from existing warehouse customers as well as the market growth within the mail order business. The impact of acquisitions within this segment, primarily Dohmen, accounted for approximately 2 percentage points of the revenue growth during the three months ended September 30, 2006. The segment’s revenue growth was adversely impacted by approximately 4 percentage points due to the loss of the Specialty Distribution businesses’ largest customer at the beginning of the third quarter of fiscal 2006 and the sale of a significant portion of this business in the fourth quarter of fiscal 2006.

Healthcare Supply Chain Services – Medical. The Healthcare Supply Chain Services – Medical segment’s revenue growth of 2% during the three months ended September 30, 2006 resulted primarily from the following:

•	moderate revenue growth with the hospital and ambulatory care centers;

•	revenue growth of approximately 9% within the laboratory business primarily due to strong sales of capital equipment and consumables as well as growth in sales to research and reference laboratories; and

•	revenue growth of approximately 12% in Canada.

However, the segment’s overall revenue growth was adversely impacted by focus on consolidating customer service centers and developing a new integrated sales organization.

Clinical Technologies and Services. The Clinical Technologies and Services segment’s revenue growth of 3% during the three months ended September 30, 2006 resulted primarily from revenue growth within the Medication Technologies business, which includes both the Alaris and Pyxis businesses, due to continued demand for the Medstation® 3000 product. However, revenue growth within the Medication Technologies business was adversely impacted by the delayed introductions of two new products and the recall of the Alaris® SE pumps. In addition, the segment’s revenue growth was adversely impacted by decreased revenue of approximately 7% within the Pharmacy Services business due to the year-over-year impact of lost customers.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment's revenue growth of 10% during the three months ended September 30, 2006 resulted primarily from the following:

•	revenue growth of 21% within the Packaging Services business due to customer demand;

•	revenue growth of 8% within the Oral Technologies business due to demand for certain softgel products and branded pharmaceuticals using the Company's proprietary oral Zydis® quick dissolve formulation; and

•	the weaker U.S. dollar favorably impacting total segment revenue growth by approximately 2 percentage points.

The segment’s revenue growth was adversely affected by lower volumes within the sterile manufacturing business.

Medical Products Manufacturing. The Medical Products Manufacturing segment’s revenue growth of 11% during the three months ended September 30, 2006 resulted primarily from the following:

•	competitive displacements within respiratory products;

•	an increase of approximately 9% in Convertors® infection prevention products primarily due to new contracts;

•	increased demand from hospitals in preparation for potential influenza outbreak; and

•	the year-over-year impact of the Denver Biomedical acquisition, which increased the revenue growth rate by approximately 2 percentage points.

Operating Earnings

	Three Months Ended September 30,
	Growth (1)	Percent of Company Operating Earnings
		2006	2005
Healthcare Supply Chain Services – Pharmaceutical	24%	57%	51%
Healthcare Supply Chain Services – Medical	(10)%	14%	17%
Clinical Technologies and Services	(14)%	13%	17%
Pharmaceutical Technologies and Services	13%	4%	4%
Medical Products Manufacturing	15%	12%	11%

Total Company (2)	23%	100%	100%

(1)	Growth is calculated as the change in the operating earnings for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

(2)	The Company’s overall operating earnings increase of 23% during the three months ended September 30, 2006 includes the effect of equity-based compensation, special items and impairment charges and other. Equity-based compensation, special items and impairment charges and other are not allocated to the segments. The year-over-year decrease in equity-based compensation positively impacted the total Company operating earnings growth rate by approximately 10 percentage points. See Notes 3 and 5 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s equity-based compensation and special items.

Healthcare Supply Chain Services – Pharmaceutical. The Healthcare Supply Chain Services – Pharmaceutical segment’s operating earnings increased 24% during the three months ended September 30, 2006 primarily as a result of the year-over-year benefits detailed below:

•	the segment’s revenue growth of 12% during the first quarter of fiscal 2007;

•	the year-over-year positive impact of the $31.8 million charge recorded during the first quarter of fiscal 2006 reflecting credits owed to certain vendors for prior periods;

•	increased generic pharmaceutical margins due to increased generic volumes and effective sourcing capabilities;

•	earnings growth of 44% within the Nuclear Pharmacy Services business due to favorable vendor pricing; and

•	credit from a vendor of approximately $7.6 million which related to a prior period.

These year-over-year benefits were adversely impacted by continued competitive pressures impacting selling margins.

Healthcare Supply Chain Services – Medical. The Healthcare Supply Chain Services – Medical segment’s operating earnings decreased 10% during the three months ended September 30, 2006 primarily due to the following:

•	decreased operating earnings of approximately 15% within the Presource® business primarily due to competitive pricing pressures related to surgical kitting products;

•	focus on consolidating customer service centers and developing a new integrated sales organization which created disruptions and issues servicing customers resulting in lost revenue; and

•	increased fuel costs.

Clinical Technologies and Services. The Clinical Technologies and Services segment’s operating earnings decreased 14% during the three months ended September 30, 2006 due to the following:

•	the Alaris® SE pump recall resulting in charges of $13.5 million for the estimated costs to resolve the issue and lost SE related earnings of approximately $1.9 million;

•	the 3% moderate revenue growth described above; and

•	increased SG&A expenses of 8% due to continued investment in research and development, product quality and customer service.

Pharmaceutical Technologies and Services. The Pharmaceutical Technologies and Services segment's operating earnings growth of 13% during the three months ended September 30, 2006 resulted primarily from the segment's revenue growth of 10% during the same period. In addition, the weaker U.S. dollar favorably impacted operating earnings growth by approximately 5 percentage points during the three months ended September 30, 2006. The segment’s 13% operating earnings growth for the three months ended September 30, 2006 was adversely affected by lower volumes related to a customer’s anticipated reduction in reimbursement levels and continued operational issues within the sterile manufacturing business.

Medical Products Manufacturing. The Medical Products Manufacturing segment’s operating earnings increased 15% during the three months ended September 30, 2006 due to the following:

•	revenue growth of 11% during the first quarter of fiscal 2007;

•	favorable gross margins driven by sourcing opportunities;

•	the benefit of facility restructuring initiatives; and

•	the year-over-year impact of the Denver Biomedical acquisition, which increased the operating earnings growth rate by approximately 3 percentage points.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
(in millions)	2006	2005
Cash provided by/(used in):
Operating activities	$718.3	$724.6
Investing activities	$(83.9)	$(172.2)
Financing activities	$(345.7)	$23.9

Operating activities. Net cash provided by operating activities during the three months ended September 30, 2006 totaled $718.3 million and was consistent with the same period of the prior year. Net operating cash flow for the three months ended September 30, 2006 was primarily due to earnings from continuing operations of $300.3 million, increased other accrued liabilities primarily due to an increase in net taxes payable and decreased accounts receivables of approximately $121.0 million due to decreased daily sales in September 2006 compared to June 2006.

Investing activities. Cash used in investing activities during the three months ended September 30, 2006 primarily represents the Company’s capital spending of approximately $85.3 million. In addition, the Company used net cash of approximately $44.4 million to complete the MedMined acquisition and divest certain businesses. These uses of cash were partially offset by the net proceeds of approximately $41.9 million due to the net sale of certain short-term investments classified as available for sale.

Cash used in investing activities during the three months ended September 30, 2005 primarily represents the Company’s purchase of $100.0 million of short-term investments classified as available for sale and capital spending of approximately $75.5 million to develop and enhance the Company’s infrastructure.

Financing activities. The Company’s financing activities used cash of $345.7 million during the three months ended September 30, 2006 primarily due to the $445.3 million utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to pay dividends on its Common Shares of approximately $37.0 million. These uses of cash were partially offset by the $101.4 million net change in the Company’s commercial paper activity and proceeds received under various employee stock plans of approximately $57.3 million.

The Company’s financing activities provided cash of $23.9 million during the three months ended September 30, 2005 primarily as a result of the proceeds received under various employee stock plans of approximately $34.8 million which was partially offset by cash dividends paid of $25.5 million.

International Cash

The Company’s cash balance of approximately $1.6 billion as of September 30, 2006 includes $452.3 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

On June 28, 2006, the Company announced a $500 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. The Company plans to complete the combined $2 billion share repurchase during fiscal 2007 and 2008. During the three months ended September 30, 2006, the Company repurchased approximately $445.3 million of its Common Shares. See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1 billion commercial paper program backed by a $1 billion revolving credit facility, a $150 million extendible commercial note program and a committed receivables sales facility program with the capacity to sell $800 million in receivables. The Company initiated the $1 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. As of September 30, 2006, the Company had approximately $100.0 million of borrowings outstanding from the commercial paper program.

On October 3, 2006, the Company sold $350 million aggregate principal amount of 2009 floating rate Notes and $500 million aggregate principal amount of 2016 fixed rate Notes in a private offering. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior debt and senior to all of the Company’s existing and future subordinated debt. The Notes are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables. The Notes also effectively rank junior in right of payment to any secured debt of the Company to the extent of the value of the assets securing such debt. The Company used the net proceeds from the sale of the Notes to repay $500 million of the Company’s preferred debt securities, $127.4 million of 7.30% notes due 2006 issued by a subsidiary and guaranteed by the Company and other short-term obligations of the Company.

Subsequent to September 30, 2006, the Company repurchased the aggregate $550 million of receivable interests under its committed receivables sales facility program. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year.

On October 26, 2006, the Company amended certain of the facility terms of the Company's preferred debt securities. As part of this amendment, the Company repaid $500 million of the principal balance. After this repayment, the Company had $150.0 million outstanding under its preferred debt securities.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K.

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

Debt Covenants

The Company’s various borrowing facilities and long-term debt, except for the preferred debt securities as discussed below, are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of September 30, 2006, the Company was in compliance with this covenant.

As of September 30, 2006, the Company’s preferred debt securities contained a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. As of September 30, 2006, the Company was in compliance with these covenants. On October 26, 2006, the minimum net worth and financial ratio covenants contained in the preferred debt securities were eliminated. As part of this amendment, a minimum net worth covenant was added whereby the minimum net worth cannot fall below $5.0 billion at any time. A breach of any of these covenants would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K.

Off-Balance Sheet Arrangements

See Note 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K for more information regarding the off-balance sheet arrangements.

Other

See Note 1 in “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2006 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on Control Systems. The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

The discussion below is limited to certain of the legal proceedings in which the Company is involved, including material developments to certain of those proceedings. Additional information regarding the legal proceedings in which the Company is involved is provided in “Item 3: Legal Proceedings” of the 2006 Form 10-K. The legal proceedings described in Note 7 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Item 1 by reference. Unless otherwise indicated, all proceedings discussed in Note 7 remain pending.

Antitrust Litigation against Pharmaceutical Manufacturers

During the last several years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries to the Company from these actions through September 30, 2006 were $130.4 million, including a $7.3 million recovery during the first quarter of fiscal 2007. The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

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

The healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise. From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general, the SEC and the U.S. Department of Justice relating to the business, accounting or disclosure practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort, and can result in considerable costs being incurred, by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should consider the factors discussed under “Item 1A: Risk Factors” in the Company’s 2006 Form 10-K. These risks could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. The risks described in the 2006 Form 10-K are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1–31, 2006 (3)	6,323,948	$63.05	6,269,500	$104,708,025
August 1–31, 2006	528,440	67.16	527,900	1,569,245,309
September 1–30, 2006	280,487	68.09	213,400	1,554,707,432

Total	7,132,875	$63.56	7,010,800	$1,554,707,432

(1)	Includes 223, 482, and 1,538 Common Shares purchased in July, August and September 2006, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 54,225, 58 and 65,549 restricted shares surrendered in July, August and September 2006, respectively, by employees upon vesting to meet tax withholding.

(2)	On June 28, 2006, the Company announced a $500 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. The Company plans to complete the combined $2 billion share repurchase during fiscal 2007 and 2008. The combined repurchase program will expire when the entire $2 billion in aggregate purchase price of Common Shares has been repurchased.

(3)	On July 11, 2006, the Company agreed to repurchase $395 million of its Common Shares in a private transaction with an unaffiliated third party. The share repurchase, which was completed on July 14, 2006, was a part of a $500 million share repurchase program approved by the Company’s Board of Directors on June 28, 2006.

Item 6: Exhibits

Exhibit Number	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

99.02	Third Amendment to the Cardinal Health 401(K) Savings Plan

99.03	First Amendment to the Cardinal Health, Inc. Employee Stock Purchase Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: November 7, 2006	/s/ R. Kerry Clark
R. Kerry Clark
President and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer