Form 10-Q
period 2006-12-31
CARDINAL HEALTH INC
filed 2007-02-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2006

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

Yes  ☐    No  ☒

The number of registrant’s Common Shares outstanding at the close of business on January 31, 2007 was as follows:

Common Shares, without par value: 400,295,010

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$21,784.6	$19,346.9	$42,722.1	$38,199.3
Cost of products sold	20,484.7	18,181.2	40,221.7	35,932.0

Gross margin	1,299.9	1,165.7	2,500.4	2,267.3
Selling, general and administrative expenses	755.6	696.9	1,480.9	1,410.6
Impairment charges and other	12.6	(2.6)	14.3	(0.6)
Special items – restructuring charges	10.0	9.3	21.8	16.8
– merger charges	9.1	5.9	11.1	12.8
– other	0.5	(0.9)	8.9	4.9

Operating earnings	512.1	457.1	963.4	822.8
Interest expense and other	32.4	26.6	70.1	50.3

Earnings before income taxes and discontinued operations	479.7	430.5	893.3	772.5
Provision for income taxes	164.0	144.7	286.0	253.2

Earnings from continuing operations	315.7	285.8	607.3	519.3
Earnings from discontinued operations (net of tax benefit/(expense) of $416.1 and $(1.7), respectively, for the three months ended December 31, 2006 and 2005 and $435.9 and $0.8, respectively, for the six months ended December 31, 2006 and 2005)	423.6	18.2	402.7	13.0

Net earnings	$739.3	$304.0	$1,010.0	$532.3

Basic earnings per Common Share:
Continuing operations	$0.78	$0.67	$1.50	$1.22
Discontinued operations	1.06	0.04	1.00	0.03

Net basic earnings per Common Share	$1.84	$0.71	$2.50	$1.25

Diluted earnings per Common Share:
Continuing operations	$0.77	$0.66	$1.47	$1.20
Discontinued operations	1.03	0.04	0.98	0.03

Net diluted earnings per Common Share	$1.80	$0.70	$2.45	$1.23

Weighted average number of Common Shares outstanding:
Basic	402.2	425.5	403.4	425.9
Diluted	410.6	431.9	412.0	431.7
Cash dividends declared per Common Share	$0.09	$0.06	$0.18	$0.12

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and equivalents	$1,003.3	$1,186.3
Short-term investments available for sale	467.1	498.4
Trade receivables, net	4,394.5	3,808.8
Current portion of net investment in sales-type leases	330.3	290.1
Inventories	7,309.2	7,493.0
Prepaid expenses and other	579.8	582.5
Assets held for sale and discontinued operations	3,093.9	2,743.2

Total current assets	17,178.1	16,602.3

Property and equipment, at cost	3,306.3	3,283.0
Accumulated depreciation and amortization	(1,787.8)	(1,778.0)

Property and equipment, net	1,518.5	1,505.0
Other assets:
Net investment in sales-type leases, less current portion	758.9	754.7
Goodwill and other intangibles, net	4,391.3	4,283.4
Other	290.4	259.3

Total assets	$24,137.2	$23,404.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$48.9	$199.0
Accounts payable	8,984.7	8,907.8
Other accrued liabilities	2,139.6	1,948.8
Liabilities from businesses held for sale and discontinued operations	529.4	528.0

Total current liabilities	11,702.6	11,583.6

Long-term obligations, less current portion and other short-term borrowings	2,935.8	2,588.6
Deferred income taxes and other liabilities	591.0	741.8
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued—none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 484.6 million shares and 482.3 million shares, respectively, at December 31, 2006 and June 30, 2006	3,355.2	3,195.5
Retained earnings	10,692.5	9,760.5
Common Shares in treasury, at cost, 82.9 million shares and 71.5 million shares, respectively, at December 31, 2006 and June 30, 2006	(5,230.1)	(4,499.2)
Accumulated other comprehensive income	90.2	33.9

Total shareholders’ equity	8,907.8	8,490.7

Total liabilities and shareholders’ equity	$24,137.2	$23,404.7

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,010.0	$532.3
Earnings from discontinued operations	(402.7)	(13.0)

Earnings from continuing operations	607.3	519.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	155.4	145.6
Asset impairments	14.4	(2.9)
Equity compensation	70.4	120.7
Provision for bad debts	7.8	14.9
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(592.1)	(160.1)
Decrease in inventories	184.1	88.9
Increase in net investment in sales-type leases	(44.3)	(61.9)
Increase in accounts payable	76.1	581.3
Other accrued liabilities and operating items, net	129.7	(4.3)

Net cash provided by operating activities – continuing operations	608.8	1,241.5
Net cash provided by operating activities – discontinued operations	30.6	151.2

Net cash provided by operating activities	639.4	1,392.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(121.0)	(72.5)
Proceeds from sale of property and equipment	13.3	3.5
Additions to property and equipment	(154.0)	(161.5)
Sale/(purchase) of investment securities available for sale, net	31.3	(319.2)

Net cash used in investing activities – continuing operations	(230.4)	(549.7)
Net cash used in investing activities – discontinued operations	(7.9)	(52.4)

Net cash used in investing activities	(238.3)	(602.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	3.7	4.9
Reduction of long-term obligations	(689.2)	(92.8)
Proceeds from long-term obligations, net of issuance costs	851.7	500.3
Proceeds from issuance of Common Shares	75.3	68.5
Tax benefits from exercises of stock options	17.1	19.7
Dividends on Common Shares	(73.4)	(51.2)
Purchase of treasury shares	(745.3)	(412.9)

Net cash (used in)/provided by financing activities – continuing operations	(560.1)	36.5
Net cash (used in)/provided by financing activities – discontinued operations	(24.0)	3.3

Net cash (used in)/provided by financing activities	(584.1)	39.8

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(183.0)	830.4
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,186.3	1,284.6

CASH AND EQUIVALENTS AT END OF PERIOD	$1,003.3	$2,115.0

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

As of June 30, 2006, the Company conducted its business within the following four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. Effective the first quarter of fiscal 2007, the Company began reporting its financial information within the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. Effective the second quarter of fiscal 2007, as discussed further below, the Company reclassified substantially all of the Pharmaceutical Technologies and Services segment to discontinued operations. As a result, the Company’s financial information is now reported within the following four reportable segments:

Healthcare Supply Chain Services – Pharmaceutical. The Healthcare Supply Chain Services-Pharmaceutical segment encompasses the businesses previously within the Pharmaceutical Distribution and Provider Services segment, in addition to the nuclear pharmacy services, product logistics management and generic-focused businesses previously within the Pharmaceutical Technologies and Services segment and the therapeutic plasma distribution capabilities previously within the Medical Products and Services segment.

Healthcare Supply Chain Services – Medical. The Healthcare Supply Chain Services-Medical segment encompasses the Company’s Medical Products Distribution business, the Source Medical Distribution business in Canada, and the assembly of sterile and non-sterile procedure kits previously within the Medical Products and Services segment.

Clinical Technologies and Services. There were no changes to the Clinical Technologies and Services segment.

Medical Products Manufacturing. The Medical Products Manufacturing segment encompasses the medical and surgical products manufacturing businesses previously within the Medical Products and Services segment.

See Note 7 for additional information regarding the reorganization of the Company’s reportable segments.

Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its Healthcare Marketing Services business (“HMS disposal group”) and its United Kingdom-based Intercare Pharmaceutical Distribution business (“IPD”) to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its Sterile Pharmaceutical Manufacturing business in Humacao, Puerto Rico (“Humacao”) to discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 11 for additional information.

Effective the second quarter of fiscal 2007, the Company reclassified substantially all of its Pharmaceutical Technologies and Services segment to discontinued operations. See Notes 11 and 16 for additional information. During the second quarter of fiscal 2007, the Company changed the classification of certain immaterial implementation costs associated with the sale of medical and supply storage devices in the Clinical Technologies and Services segment from selling, general and administrative expenses to cost of products sold. Prior period financial results were reclassified to conform to these changes in presentation.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by United States generally accepted accounting principles (“GAAP”) for interim reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2007 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”). Without limiting the generality of the foregoing, Note 1 of the “Notes to Consolidated Financial Statements” from the 2006 Form 10-K is specifically incorporated in this

Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

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

Revenue within this segment includes revenue from bulk customers. Bulk customers have the ability to process large quantities of products in central locations and self distribute these products to their individual retail stores or customers. Most deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer. Revenue from bulk customers is recorded when title transfers to the customer and the Company has no further obligation to provide services related to such merchandise.

Revenue for deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products is recorded gross in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction.

This segment also owns certain consignment inventory and recognizes revenue when that inventory is sold to a third party by the segment’s customer.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Through its Medicine Shoppe International, Inc. (“Medicine Shoppe”) and Medicap Pharmacies Incorporated franchise operations, the Company has apothecary-style pharmacy franchises in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

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

Medical Products Manufacturing

This segment records self-manufactured medical product revenue when title transfers to its customers which occurs upon delivery. This revenue is recorded net of sales returns and allowances.

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

Recent Financial Accounting Standards. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires that a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is effected by a change in accounting principle. This Statement is effective for fiscal years beginning after December 15, 2005. This Statement could have an impact on prior year consolidated financial statements if the Company has a change in accounting.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this Bulletin could have an impact on the assessment of the financial statement effects of future misstatements.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2006	2005	2006	2005
Weighted-average Common Shares – basic	402.2	425.5	403.4	425.9
Effect of dilutive securities:
Employee stock options and unvested restricted shares and share units	8.4	6.4	8.6	5.8

Weighted-average Common Shares – diluted	410.6	431.9	412.0	431.7

The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2006 and 2005 were 21.4 million and 28.7 million, respectively, and for the six months ended December 31, 2006 and 2005 were 20.2 million and 27.6 million, respectively.

On July 11, 2006, the Company announced a $500.0 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, in connection with its announcement regarding divesting the Pharmaceutical Technologies and Services segment, the Company announced an additional $1.0 billion share repurchase program, bringing the Company’s total repurchase authorization to $3.0 billion. As previously announced, the Company expects to use the proceeds from the planned divestiture of the Pharmaceutical Technologies and Services segment to repurchase shares. During the three and six months ended December 31, 2006, the Company repurchased approximately $300.0 million and $745.3 million, respectively, of its Common Shares. See Note 16 for additional information.

3. EQUITY-BASED COMPENSATION

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Prior to fiscal 2006, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Beginning with fiscal 2006, employee options granted under the Plans (including options granted during fiscal 2007) generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method.

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the market price of the Company’s Common Shares on the date that the restricted shares and restricted share units are granted. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service periods. In accordance with SAB No. 107, “Share-Based Payment,” the Company classifies equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months Ended December 31, 2006		For the Six Months Ended December 31, 2006
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$512.1	$(33.0)	$963.4	$(70.4)
Earnings from continuing operations	$315.7	$(22.4)	$607.3	$(47.0)
Earnings from discontinued operations	$423.6	$(4.9)	$402.7	$(10.6)
Net earnings	$739.3	$(27.3)	$1,010.0	$(57.6)
Net basic earnings per Common Share	$1.84	$(0.07)	$2.50	$(0.14)
Net diluted earnings per Common Share	$1.80	$(0.07)	$2.45	$(0.14)

(1)	The total equity-based compensation expense for the three and six months ended December 31, 2006 includes gross stock appreciation rights (“SARs”) income of approximately $1.5 million and $1.7 million, respectively. As previously reported, the SARs were granted on August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the SARs upon issuance with an exercise price below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been and will continue to be remeasured until they are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded.

(2)	The total equity-based compensation expense for the three and six months ended December 31, 2006 also includes gross restricted share and restricted share unit expense of approximately ($10.7) million and ($19.7) million, respectively, gross employee option expense of approximately ($20.9) million and ($47.6) million, respectively, and gross employee stock purchase plan expense of approximately ($2.9) million and ($4.8) million, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2006 through December 31, 2006:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2006	44.8	$55.13
Granted	4.7	66.25
Exercised	(1.5)	42.71
Canceled	(2.6)	54.91

Balance at December 31, 2006	45.4	$56.75

Exercisable at December 31, 2006	27.0	$58.98

The weighted average fair value of stock options granted during the six months ended December 31, 2006 is $21.34.

4. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(in millions)	2006	2005	2006	2005
Net earnings	$739.3	$304.0	$1,010.0	$532.3
Foreign currency translation adjustment	28.1	(38.3)	54.8	(56.4)
Net unrealized gain on derivative instruments	1.5	9.0	0.2	14.4
Net change in minimum pension liability	—	(2.1)	1.3	(2.1)

Total comprehensive income	$768.9	$272.6	$1,066.3	$488.2

5. SPECIAL ITEMS

The following is a summary of the special items for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except for Diluted EPS amounts)	2006	2005	2006	2005
Restructuring costs	$10.0	$9.3	$21.8	$16.8
Merger-related costs	9.1	5.9	11.1	12.8
Litigation settlements, net	—	(13.5)	7.2	(13.6)
Other	0.5	12.6	1.7	18.5

Total special items	$19.6	$14.3	$41.8	$34.5
Tax effect of special items (1)	(7.1)	(1.6)	(13.1)	(9.0)

Net earnings effect of special items	$12.5	$12.7	$28.7	$25.5

Net decrease on Diluted EPS	$0.03	$0.03	$0.07	$0.06

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

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

The first phase of the program, announced in December 2004, focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continue to streamline internal operations.

In addition to the global restructuring program, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table segregates the Company’s restructuring costs into the various reportable segments affected by the restructuring projects. See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Healthcare Supply Chain Services - Pharmaceutical
Employee-related costs (1)	$0.8	$0.3	$0.9	$1.0
Facility exit and other costs (2)	—	0.2	0.1	1.0
Asset impairments	—	0.1	—	0.1

Total Healthcare Supply Chain Services - Pharmaceutical	0.8	0.6	1.0	2.1
Healthcare Supply Chain Services - Medical
Employee-related costs (1)	0.1	—	1.2	—
Facility exit and other costs (2)	0.3	0.4	0.3	0.4

Total Healthcare Supply Chain Services - Medical	0.4	0.4	1.5	0.4
Clinical Technologies and Services
Employee-related costs (1)	0.2	—	0.3	—
Facility exit and other costs (2)	0.6	—	0.8	—

Total Clinical Technologies and Services	0.8	—	1.1	—
Medical Products Manufacturing
Employee-related costs (1)	0.2	(0.8)	0.4	(0.5)
Facility exit and other costs (2)	2.7	1.6	2.9	3.3
Asset impairments	—	0.6	—	0.6

Total Medical Products Manufacturing	2.9	1.4	3.3	3.4
Other
Employee-related costs (1)	3.3	2.6	7.6	4.0
Facility exit and other costs (2)	1.7	4.3	7.2	6.9
Asset impairments	0.1	—	0.1	—

Total Other	5.1	6.9	14.9	10.9

Total restructuring program costs	$10.0	$9.3	$21.8	$16.8

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The Company incurred costs of $10.0 million and $21.8 million during the three and six months ended December 31, 2006, respectively, as compared to $9.3 million and $16.8 million during the three and six months ended December 31, 2005, respectively, related to restructuring projects.

The costs incurred within the Healthcare Supply Chain Services - Pharmaceutical segment for the three and six months ended December 31, 2006 of $0.8 million and $1.0 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred within this segment for the three and six months ended December 31, 2005 of $0.6 million and $2.1 million, respectively, primarily related to the closing of multiple company-owned pharmacies within Medicine Shoppe, the closure of facilities that were acquired as part of Syncor International Corporation (“Syncor”) and the consolidation of distribution sites.

The costs incurred within the Healthcare Supply Chain Services - Medical segment during the three and six months ended December 31, 2006 of $0.4 million and $1.5 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred within this segment for both the three and six months ended December 31, 2005 of $0.4 million primarily related to the consolidation of distribution sites.

The costs incurred within the Clinical Technologies and Services segment for the three and six months ended December 31, 2006 of $0.8 million and $1.1 million, respectively, primarily related to the closure of a facility.

The costs incurred within the Medical Products Manufacturing segment of $2.9 million and $3.3 million during the three and six months ended December 31, 2006, respectively, and $1.4 million and $3.4 million during the three and six months ended December 31, 2005, respectively, primarily related to improvements within the manufacturing business through consolidation of production facilities or outsourcing.

The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2006 of $5.1 million and $14.9 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and restructuring and outsourcing of certain human resources functions. The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2005 of $6.9 million and $10.9 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of December 31, 2006:

	Expected Fiscal Year of Completion (1)	Headcount Reduction
		Expected (2)	As of December 31, 2006
Healthcare Supply Chain Services - Pharmaceutical	2007	7	5
Healthcare Supply Chain Services - Medical	2008	137	24
Clinical Technologies and Services	2008	30	—
Medical Products Manufacturing	2008	2,279	2,181
Other	2007	1,162	943

Total restructuring program		3,615	3,153

(1)	Expected fiscal year in which the last termination will be completed.

(2)	Represents projects that have been initiated as of December 31, 2006. Does not include projects for which all planned terminations are completed.

Merger-Related Costs

Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and six months ended December 31, 2006 and 2005 were primarily a result of the acquisitions of the wholesale pharmaceutical, health and beauty and related drug store products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), ALARIS Medical Systems, Inc. (“Alaris”), ParMed Pharmaceutical, Inc. (“ParMed”) and Syncor. The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Merger-related costs:
Employee-related costs	$1.5	$1.4	$1.6	$5.2
Asset impairments and other exit costs	0.2	0.3	1.4	0.3
Integration costs and other	7.4	4.2	8.1	7.3

Total merger-related costs	$9.1	$5.9	$11.1	$12.8

Employee-Related Costs. During the three and six months ended December 31, 2006, the Company incurred employee-related costs associated with certain merger and acquisition transactions of $1.5 million and $1.6 million, respectively, as compared to $1.4 million and $5.2 million, respectively, during the comparable prior year periods. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of mergers or acquisitions. The charges for the three and six months ended December 31, 2006 related primarily to the acquisition of Dohmen.

The charges for the three and six months ended December 31, 2005 related primarily to the Alaris and Syncor acquisitions.

Asset Impairments and Other Exit Costs. During the three and six months ended December 31, 2006, the Company incurred asset impairments and other exit costs of $0.2 million and $1.4 million, respectively, compared to $0.3 million for both the three and six months ended December 31, 2005. The asset impairment and other exit costs during the six months ended December 31, 2006 were primarily a result of facility integration plans for the Alaris acquisition.

Integration Costs and Other. The costs included in this category generally relate to expenses incurred to integrate the merged or acquired company’s operations and systems into the Company’s pre-existing operations and systems. These operations and systems include information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other functions. The charges for the three and six months ended December 31, 2006 of $7.4 million and $8.1 million, respectively, related primarily to the acquisitions of Dohmen, ParMed and Alaris. The charges for the three and six months ended December 31, 2005 of $4.2 million and $7.3 million, respectively, related primarily to the Alaris and Syncor acquisitions.

Litigation Settlements, Net

The following table summarizes the Company’s net litigation settlements during the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Litigation settlements, net charges/(income):
DuPont litigation	$—	$—	$11.5	$—
Pharmaceutical manufacturer antitrust litigation	—	(13.5)	(7.3)	(13.6)
New York Attorney General investigation	—	—	3.0	—

Total litigation settlements, net	$—	$(13.5)	$7.2	$(13.6)

DuPont Litigation. During the six months ended December 31, 2006, the Company recorded charges of $11.5 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company. Payment was made during the second quarter of fiscal 2007.

Pharmaceutical Manufacturer Antitrust Litigation. During the six months ended December 31, 2006, the Company recorded income of $7.3 million compared to $13.5 million and $13.6 million recorded for the three and six months ended December 31, 2005, respectively, resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims through December 31, 2006 was $130.4 million (net of attorney fees, payments due to other interested parties and expenses withheld).

New York Attorney General Investigation. The Company recorded an additional reserve of $3.0 million for the six months ended December 31, 2006 with respect to the previously-reported investigation by the New York Attorney General’s Office, which brought the total reserve recorded to $11.0 million. On December 26, 2006, the Company entered into a civil settlement that resolved this investigation. As part of the settlement, payment of $11.0 million was made during the third quarter of fiscal 2007.

For further information regarding these matters, see Note 8 and “Part II, Item I: Legal Proceedings.”

Other

During the three and six months ended December 31, 2006, the Company incurred other costs of $0.5 million and $1.7 million, respectively, compared to $12.6 million and $18.5 million during the three and six months ended December 31, 2005, respectively. These costs relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 8.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the six months ended December 31, 2006:

(in millions)	Six Months Ended December 31, 2006
Balance at June 30, 2006	$76.9
Additions (1)	49.1
Payments	(49.7)

Balance at December 31, 2006	$76.3

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during the six months ended December 31, 2006 of $7.3 million.

Future Spend

Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

The Company estimates that it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $40.4 million (approximately $27.1 million net of tax). These estimated costs are primarily associated with the second phase of the Company’s previously-announced global restructuring program, the Dohmen acquisition and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of Dohmen, the Company accrued, as part of its acquisition adjustments, a liability of $7.8 million related to employee termination and relocation costs and $17.4 million related to closing of certain facilities. As of December 31, 2006, the Company had paid $0.9 million of employee-related costs, and no payments had been made in connection with the closing of facilities.

In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of December 31, 2006, the Company had paid $14.1 million of employee-related costs, $8.6 million associated with the facility closures and $1.1 million of other restructuring costs.

6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

On October 3, 2006, the Company sold $350.0 million aggregate principal amount of 2009 floating rate Notes and $500.0 million aggregate principal amount of 2016 fixed rate Notes in a private offering. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior debt and senior to all of the Company’s existing and future subordinated debt. The Notes are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables. The Notes also effectively rank junior in right of payment to any secured debt of the Company to the extent of the value of the assets securing such debt. The Company used the net proceeds from the sale of the Notes to repay $500.0 million of the Company’s preferred debt securities, $127.4 million of the 7.30% Notes due 2006 issued by a subsidiary of the Company and guaranteed by the Company and other short-term obligations of the Company.

On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance and a minimum net worth covenant was added whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. After this repayment, the Company had $150.0 million outstanding under its preferred debt securities.

See Note 16 for information regarding the amendment of certain terms of the Company’s revolving credit facility.

See Note 4 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K for more information regarding the long-term obligations and other short-term borrowings.

7. SEGMENT INFORMATION

During the first quarter of fiscal 2007, the Company realigned its operations into the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The factors for determining the reportable segments included the manner in which management evaluated the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information was reclassified to conform to this new financial reporting presentation.

During the second quarter of fiscal 2007, the Company committed to plans to sell substantially all of the Pharmaceutical Technologies and Services segment, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, substantially all of the Pharmaceutical Technologies and Services segment has been reclassified to discontinued operations. The Company’s remaining reportable segments are: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products Manufacturing. Prior period results were adjusted to reflect this change. See Notes 11 and 16 for additional information.

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS disposal group and IPD, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. Prior period results were adjusted to reflect this change. See Note 11 for additional information.

During the fourth quarter of fiscal 2005, the Company decided to close Humacao as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the results of operations of Humacao are presented as discontinued operations. See Note 11 for additional information.

During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the segments to better align corporate spending with the segments that receive the related benefits. During the second quarter of fiscal 2007, the Company began allocating equity-based compensation to the segments. Prior period results were adjusted to reflect these changes.

The Healthcare Supply Chain Services - Pharmaceutical segment provides integrated supply chain and logistics solutions to the pharmaceutical industry, distributing products and providing services to retail, alternate care, mail order and hospital pharmacies. These services include a pharmaceutical repackaging and distribution program for retail, alternate care, mail order and hospital pharmacies. This segment also manufactures and distributes radiopharmaceuticals and generic pharmaceutical products and franchises and operates apothecary-style retail pharmacies. Through this segment, the Company also distributes therapeutic plasma to hospitals, clinics and other providers.

The Healthcare Supply Chain Services – Medical segment provides integrated supply chain and logistics solutions to healthcare customers in the United States and Canada. These solutions include sterile and non-sterile kitting and distribution of medical-surgical products into hospitals, surgery centers, laboratories and physician offices.

The Clinical Technologies and Services segment provides technology products and services to hospitals and other healthcare providers. This segment designs, develops, manufactures, sells and services intravenous medication safety and infusion therapy delivery systems and patient monitoring equipment. It also designs, develops, manufactures, leases, sells and services point-of-use systems that automate the distribution and management of medications and supplies in hospitals and other healthcare facilities. In addition, this segment provides services to the healthcare industry through integrated pharmacy services and the gathering and recording of clinical information for review, analysis and interpretation.

The Medical Products Manufacturing segment manufactures medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers. Such products include surgical instruments, gloves, gowns and drapes, suction and irrigation products and devices used in respiratory therapy and radiology procedures.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Revenue: (1)
Healthcare Supply Chain Services - Pharmaceutical	$19,237.6	$16,977.2	$37,770.4	$33,510.0
Healthcare Supply Chain Services - Medical	1,872.5	1,770.3	3,678.5	3,532.8
Clinical Technologies and Services	662.4	602.8	1,256.9	1,179.2
Medical Products Manufacturing	455.0	397.0	878.6	780.3

Total segment revenues	22,227.5	19,747.3	43,584.4	39,002.3
Corporate (2)	(442.9)	(400.4)	(862.3)	(803.0)

Total consolidated revenue	$21,784.6	$19,346.9	$42,722.1	$38,199.3

The Company evaluates the performance of the segments based on segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to segments. See Notes 5 and 15 for further discussion of the Company’s special items and impairment charges. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Segment profit: (1)(3)
Healthcare Supply Chain Services - Pharmaceutical(4)	$328.0	$276.0	$616.7	$501.1
Healthcare Supply Chain Services - Medical	78.3	69.6	139.1	132.5
Clinical Technologies and Services	91.9	79.3	143.3	136.2
Medical Products Manufacturing	50.5	41.8	99.9	77.3

Total segment profit	548.7	466.7	999.0	847.1
Corporate (5)	(36.6)	(9.6)	(35.6)	(24.3)

Total consolidated operating earnings	$512.1	$457.1	$963.4	$822.8

The following table includes total assets at December 31, 2006 and June 30, 2006 for each segment as well as reconciling items necessary to agree to the amounts reported in the consolidated financial statements:

	Assets (1)
(in millions)	December 31, 2006	June 30, 2006
Healthcare Supply Chain Services - Pharmaceutical	$11,663.1	$11,920.0
Healthcare Supply Chain Services - Medical	2,505.2	2,387.2
Clinical Technologies and Services	3,961.5	3,516.9
Medical Products Manufacturing	1,478.3	1,435.7

Total segment assets	19,608.1	19,259.8
Corporate (6)	4,529.1	4,144.9

Total consolidated assets	$24,137.2	$23,404.7

(1)	During the second quarter of fiscal 2007, the Company committed to plans to sell substantially all of the Pharmaceutical Technologies and Services segment. As a result, the Company’s four reportable segments are now: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products Manufacturing.

(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

(3)	A portion of the corporate costs previously allocated to the Pharmaceutical Technologies and Services segment have been reclassified to the remaining four segments. In addition, equity-based compensation was allocated to the segments; see Note 3 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s consolidated equity-based compensation. Prior period information has been reclassified to conform to this new presentation.

(4)	During the first quarter of fiscal 2006, the Company recorded a charge of $31.8 million reflecting credits owed to certain vendors for prior periods.

(5)	Corporate operating earnings included special items of $19.6 million and $41.8 million during the three and six months ended December 31, 2006, respectively, and $14.3 million and $34.5 million, respectively, for the comparable prior year periods. See Note 5 for further discussion of the Company’s special items. Corporate operating earnings also include operating asset impairments and gains and losses from the sale of operating and corporate assets, unallocated corporate administrative expenses and investment spending.

(6)	The Corporate assets primarily include cash and equivalents, assets held for sale and discontinued operations, net property and equipment and unallocated deferred taxes.

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

The Cardinal Health federal securities actions purport to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004 and allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, and to classification of revenue in the Company’s Pharmaceutical Distribution business as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health federal securities actions were consolidated into one action captioned In re Cardinal Health, Inc. Federal Securities Litigation, and on January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff in this consolidated action. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants and includes the aforementioned Section 10(b), Rule 10b-5 and Section 20 claims. On March 27, 2006, the Court granted a Motion to Dismiss with respect to the Company’s external auditors and a former officer and denied the Motion to Dismiss with respect to the Company and the other individual defendants. On December 12, 2006, the parties stipulated that the case could proceed as a class action with a class comprised of all persons other than Company officers or directors who purchased or otherwise acquired the Company’s stock during the class period. Discovery is proceeding.

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

The Cardinal Health ERISA actions purport to be brought on behalf of participants in the 401(k) Plan and the Syncor Employees’ Savings and Stock Ownership Plan (the “Syncor ESSOP,” and together with the 401(k) Plan, the “Benefit Plans”), and also on behalf of the Benefit Plans themselves. The complaints allege that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Benefit Plans’ participants of investing in the Company’s stock, to the detriment of the Benefit Plans’ participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Benefit Plans’ participants. The misstatements alleged in the Cardinal Health ERISA actions significantly overlap with the misstatements alleged in the Cardinal Health federal securities actions. The complaints seek unspecified money damages and equitable relief against the defendants and an award of attorney’s fees. On December 15, 2004, the Cardinal Health ERISA actions were consolidated into one action captioned In re Cardinal Health, Inc. ERISA Litigation. On January 14, 2005, the Court appointed lead counsel and liaison counsel for the consolidated Cardinal Health ERISA action. On April 29, 2005, the lead plaintiff filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants. The complaint seeks unspecified money damages and other unspecified relief against the defendants. On March 31, 2006, the Court granted the Motion to Dismiss with respect to Putnam Fiduciary Trust Company and with respect to plaintiffs’ claim for equitable relief. The Court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants. On September 8, 2006, the plaintiffs filed a Motion for Class Certification. Discovery is proceeding.

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

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639. On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against Cardinal Health” above). Discovery is proceeding. The defendants intend to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner, Derivatively on behalf of Cardinal Health, Inc. v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al. The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder/ERISA Litigation against

Cardinal Health” above) and the Weed complaint (see below). On August 22, 2006, the Court granted the parties’ joint Motion to Stay the actions pending the Court’s resolution of the plaintiffs’ Motion to Consolidate the Cardinal Health Franklin County derivative actions with the Staehr derivative action pending in Delaware County, which is discussed above. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these proceedings.

On September 27, 2006, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Barry E. Weed v. John F. Havens, et al., No. 06CVH09 12620. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief and costs and disbursements of the action, including attorney’s fees. On January 8, 2007, the defendants moved to dismiss the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding.

Insurance Coverage for Shareholder/ERISA Litigation against Cardinal Health and Derivative Actions

With respect to the proceedings described above under the headings “Shareholder/ERISA Litigation Against Cardinal Health,” and “Derivative Actions,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency. On October 12, 2006, a complaint was filed by the Federal Insurance Company (“Federal”) against the Company and certain of its current and former members of the board of directors, officers and/or employees in the Court of Common Pleas, Franklin County, Ohio. Federal Insurance Company v. Cardinal Health, Inc., et al., No. 06CVH10 13447. Among other things, the complaint seeks a determination from the Court of Federal’s rights and obligations, if any, under successive directors’ and officers’ liability insurance policies issued by Federal with respect to the Cardinal Health federal securities actions and various state-court shareholder derivative lawsuits. The complaint also seeks a declaration that no coverage exists with respect to the Cardinal Health ERISA actions under successive fiduciary liability insurance policies issued by Federal. On January 26, 2007, the Company and the individual defendants filed their respective answers and counterclaims and sought to add additional insurers as counterclaim defendants.

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

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. This decision is subject to appeal. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

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

In January 2007, the Company learned that its Executive Chairman of the Board received a “Wells” notice from the SEC staff relating to the formal investigation. Under SEC procedures, a Wells notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC commence a civil or administrative action against the recipient of the notice. The recipient of a Wells notice has the opportunity to respond to the staff before the staff makes its formal recommendation on whether any civil action should be brought by the SEC.

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

New York Attorney General Investigation

On December 26, 2006, the Company entered into a civil settlement that resolves the previously disclosed investigation by the New York Attorney General’s Office (“NYAG”) focusing on trading in the secondary market for pharmaceuticals. In the settlement, the Company does not admit or deny the NYAG’s findings. Under the terms of the settlement, the Company paid $3.0 million to the State of New York, $1.0 million to the NYAG to cover investigation costs and $7.0 million to a not-for-profit entity affiliated with the New York State Department of Health and the Roswell Park Cancer Institute that assists those entities through financial support and technology transfers. The Company previously recorded reserves with respect to this matter for the $11.0 million settlement.

The Company has voluntarily undertaken and implemented a number of business reforms governing its conduct with respect to the matters examined as part of the investigation. The Company also will adopt and implement additional business reforms as required by the settlement within its pharmaceutical distribution business. There can be no assurance that the settlement will not adversely affect existing litigation or cause additional legal or regulatory proceedings or result in adverse publicity and other adverse impacts to the Company’s business.

Alaris SE Pump Recall

On August 15, 2006, the Company initiated a voluntary field corrective action of its Alaris® SE pump as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. On August 23, 2006, the United States filed a complaint in the U.S. District Court for the Southern District of California to effect the seizure of Alaris SE pumps and the Company suspended production, sales, repairs and installation of the pumps after approximately 1,300 units were seized by the U.S. Food and Drug Administration (the “FDA”).

On February 7, 2007, a Consent Decree for Condemnation and Permanent Injunction (the “Consent Decree”) was filed in the District Court to resolve the seizure litigation. The Consent Decree outlines the steps the Company must take to resume manufacturing and selling Alaris SE pumps in the United States. The steps include submitting a plan to the FDA outlining corrections for the Alaris SE pumps currently in use by customers, submitting a remediation plan for the seized Alaris SE pumps, and engaging an independent expert to inspect Alaris SE pump facilities and certify the Company’s infusion pump operations. The corrective action and remediation plans must be approved by the FDA prior to implementation by the Company.

There have been approximately 140,000 Alaris SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company recorded a $13.5 million charge for the quarter ended September 30, 2006 related to this matter. The Company has begun taking the steps necessary to comply with the terms of the Consent Decree and does not believe that compliance with the Consent Decree will materially affect its results of operations or financial condition. However, there can be no assurance that additional costs or penalties will not be incurred, the effect of which could be material to the Company’s results of operations.

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

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Due to the reorganization of the Company’s reporting structure as discussed in Note 7, goodwill has been reassigned to the segments in accordance with SFAS 142.

Changes in the carrying amount of goodwill for the six months ended December 31, 2006 were as follows:

(in millions)	Healthcare Supply Chain Services - Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Medical Products Manufacturing	Total
Balance at June 30, 2006	$1,248.6	$373.5	$1,710.7	$424.1	$3,756.9
Goodwill acquired - net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	(17.3)	(1.4)	120.2	(13.6)	87.9
Transfer (4)	—	2.7	—	(2.7)	—

Balance at December 31, 2006	$1,231.3	$374.8	$1,830.9	$407.8	$3,844.8

(1)	The decrease within the Healthcare Supply Chain Services – Pharmaceuticals segment primarily relates to Dohmen purchase accounting adjustments.

(2)	The increase within the Clinical Technologies and Services segment primarily relates to the acquisition of MedMined, Inc. (“MedMined”) and Care Fusion, Inc. (“Care Fusion”), which resulted in a preliminary goodwill allocation of $57.3 million and $57.3 million, respectively.

(3)	The decrease within the Medical Products Manufacturing segment primarily relates to Denver Biomedical Inc. (“Denver Biomedical”) purchase accounting adjustments of $17.1 million.

(4)	At the end of fiscal 2006, the Company divided the businesses previously reported within the Medical Products and Services segment into the Healthcare Supply Chain Services-Medical and Medical Products Manufacturing segments to better align business operations. The transfer is an adjustment to the goodwill initially allocated between these new segments.

The allocation of the purchase price related to certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30 and December 31, 2006 was as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2006
Unamortized intangibles:
Trademarks and patents	$185.4	$0.4	$185.0

Total unamortized intangibles	$185.4	$0.4	$185.0
Amortized intangibles:
Trademarks and patents	$163.7	$40.0	$123.7
Non-compete agreements	4.5	2.8	1.7
Customer relationships	221.7	57.7	164.0
Other	91.3	39.2	52.1

Total amortized intangibles	$481.2	$139.7	$341.5

Total intangibles	$666.6	$140.1	$526.5

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
December 31, 2006
Unamortized intangibles:
Trademarks and patents	$186.1	$0.4	$185.7

Total unamortized intangibles	$186.1	$0.4	$185.7
Amortized intangibles:
Trademarks and patents	$170.1	$48.3	$121.8
Non-compete agreements	6.6	4.2	2.4
Customer relationships	247.8	74.7	173.1
Other	118.6	55.1	63.5

Total amortized intangibles	$543.1	$182.3	$360.8

Total intangibles	$729.2	$182.7	$546.5

There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and six months ended December 31, 2006 was $15.6 million and $29.9 million, respectively, and $12.9 million and $26.3 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2007	2008	2009	2010	2011
Amortization expense	$58.7	$53.5	$50.6	$47.6	$46.8

10. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which is ten years in duration, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2006, the maximum amount the Company could be required to reimburse was $126.5 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $3.1 million recorded as of December 31, 2006 related to this agreement.

In the ordinary course of business, the Company from time to time agrees to indemnify certain other parties under agreements with the Company, including under acquisition and disposition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes the likelihood of material liability being triggered under these indemnification obligations is not significant.

In the ordinary course of business, the Company from time to time enters into agreements that obligate the Company to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where the Company has agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. The Company’s aggregate exposure for these obligations, assuming the achievement of all financial performance measures, is not material. Any potential payment for these obligations would be treated as an adjustment to the purchase price of the related entity and would have no impact on the Company’s results of operations.

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company from time to time extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At December 31 and June 30, 2006, notes in the program subject to the guaranty of the Company totaled $34.6 million and $35.1 million, respectively. At December 31 and June 30, 2006, accruals for premiums received in advance of the bank’s collection of notes were $0.7 million and $0.6 million, respectively.

11. DISCONTINUED OPERATIONS

Pharmaceutical Technologies and Services Segment

During the second quarter of fiscal 2007, the Company committed to plans to sell substantially all of the Pharmaceutical Technologies and Services segment (“PTS”), thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of this business are presented separately as assets held for sale and the operating results of this business are presented within discontinued operations. In accordance with SFAS No. 144, the Company confirmed the carrying value of the net assets of PTS were not lower than the net expected fair value less costs to sell. The Company will continue to assess the net expected fair value less costs to sell to determine if any adjustments are necessary prior to the closing of the sale transaction. The assets held for sale of PTS at December 31, 2006 and June 30, 2006 are included within the Corporate segment. See further discussion at Note 16.

The results of PTS included in discontinued operations for the three and six months ended December 31, 2006 and 2005 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Revenue	$437.4	$433.7	$856.8	$818.5
Earnings before income taxes	$24.8	$32.8	$27.2	$36.5
Income tax benefit (expense)	$411.2	$(6.0)	$417.5	$(5.6)
Earnings from discontinued operations	$436.0	$26.8	$444.7	$30.9
Comprehensive income from discontinued operations	$452.4	$(0.1)	$469.6	$(10.3)

The net periodic benefit cost included in discontinued operations for PTS was $1.9 million and $3.8 million for the three and six months ended December 31, 2006, respectively, compared to $1.8 million and $3.6 million for the three and six months ended December 31, 2005, respectively.

Interest expense allocated to discontinued operations for PTS was $8.9 million and $17.4 million for the three and six months ended December 31, 2006, respectively, compared to $5.5 million and $11.3 million for the three and six months ended December 31, 2005, respectively. Interest expense was allocated based upon a ratio of the invested capital of PTS discontinued operations versus the overall invested capital of the Company.

In accordance with EITF Issue No. 93-7, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” during the second quarter of fiscal 2007 the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various PTS businesses included in discontinued operations and the book basis of the Company’s investment in those businesses. This tax benefit will be offset by the related tax expense on any gain over net book value in the quarter that a transaction to sell PTS closes.

At December 31, 2006 and June 30, 2006, the major components of the PTS assets and liabilities held for sale and included in discontinued operations were as follows:

(in millions)	December 31, 2006	June 30, 2006
Current assets	$1,260.3	$759.0
Property and equipment, net	1,076.8	1,079.0
Other assets	697.7	692.6

Total assets	$3,034.8	$2,530.6

Current liabilities	$280.4	$252.1
Long-term debt and other	246.6	195.5

Total liabilities	$527.0	$447.6

Operating cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS disposal group thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the Healthcare Marketing Services business will remain within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of this business are presented separately as assets held for sale and the operating results of this business are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value. The resulting additional impairment charge of approximately $7.1 million and $32.0 million is recorded within discontinued operations during the three and six months ended December 31, 2006, respectively. The Company will continue to assess the net expected value less costs to sell to determine if any adjustments are necessary prior to the closing of the sale transaction. The net assets held for sale of the HMS disposal group at December 31, 2006 and June 30, 2006 are included within the Corporate segment. Subsequent to December 31, 2006, the Company sold the HMS disposal group.

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

During the fourth quarter of fiscal 2005, the Company decided to close Humacao as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the net assets of Humacao are presented as assets held for sale and the results of operations of Humacao are presented as discontinued operations. The net assets at December 31, 2006 and June 30, 2006 for the discontinued operations are included within the Corporate segment.

The combined results of the HMS disposal group, IPD and Humacao included in discontinued operations for the three and six months ended December 31, 2006 and 2005 are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2006	2005	2006	2005
Revenue	$47.9	$147.5	$162.2	$287.9
Impairments/loss on sale	$(12.0)	$—	$(47.3)	$—
Loss before income taxes	$(17.3)	$(12.9)	$(60.4)	$(24.3)
Income tax benefit	$4.9	$4.3	$18.4	$6.4
Loss from discontinued operations	$(12.4)	$(8.6)	$(42.0)	$(17.9)

Interest expense allocated to the HMS disposal group, IPD and Humacao discontinued operations was $0.4 million and $0.7 million for the three months ended December 31, 2006 and 2005, respectively, and $1.3 million and $1.5 million for the six months ended December 31, 2006 and 2005, respectively. Due to the sale of IPD in the first quarter of fiscal 2007, no interest expense was allocated for the second quarter of fiscal 2007. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

The assets and liabilities held for sale and discontinued operations at December 31, 2006 related to the HMS disposal group and Humacao and at June 30, 2006 related to the HMS disposal group, IPD and Humacao were as follows:

(in millions)	December 31, 2006	June 30, 2006
Total assets	$59.1	$212.6
Total liabilities	$2.4	$80.4

Operating cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

12. EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs for the three and six months ended December 31, 2006 and 2005, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	0.3	0.3	0.7	0.5
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.7)

Net periodic benefit costs	$0.1	$—	$0.2	$—

The Company sponsors other postretirement benefit plans which are immaterial for all periods presented.

13. OFF-BALANCE SHEET TRANSACTIONS

Cardinal Health Funding (“CHF”) was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to multi-seller conduits administered by third party banks or other third party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from the Company and the Company’s subsidiary that sells and contributes the receivables to CHF. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly the receivables are not included in the Company’s consolidated financial statements.

At June 30, 2006, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800.0 million in receivables. At June 30, 2006, the Company had $550.0 million of receivable interest sales outstanding. During the three months ended December 31, 2006, the Company repurchased the aggregate $550.0 million of receivable interest sales outstanding. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year.

See Note 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K for more information regarding the off-balance sheet arrangements.

14. INCOME TAXES

The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was 34.2% and 32.0%, respectively, for the three and six months ended December 31, 2006, as compared to 33.6% and 32.8%, respectively, for the three and six months ended December 31, 2005. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

During the three and six months ended December 31, 2006, the effective tax rate from continuing operations was negatively impacted by $7.3 million and benefited by $9.9 million, respectively, as a result of adjustments to the Company’s tax reserves. The unfavorable tax reserve adjustments during the three months ended December 31, 2006 were related to an ongoing international tax audit. The favorable tax adjustment during the prior quarter ended September 30, 2006 was primarily due to the issuance of a final Revenue Agent Report that related to fiscal years 2001 and 2002 of which $9.9 million benefited continuing operations and $6.8 million benefited discontinued operations.

The Company’s provision for income taxes relative to discontinued operations was $416.1 million and $435.9 million for the three and six months ended December 31, 2006, respectively. See Note 11 for discussion of the $425.0 million net tax benefit included in discontinued operations.

15. INVESTMENTS

At December 31, 2006 and June 30, 2006, the Company invested approximately $89.8 million and $208.9 million, respectively, in tax-exempt variable rate demand notes and approximately $377.3 million and $289.5 million, respectively, in tax-exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The interest rate payable on the Company’s current investments resets every seven, twenty-eight, or thirty-five days, and the investments are automatically reinvested unless the Company provides notice of intent to liquidate to the broker. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The underlying maturities of the current investments range from two to thirty-four years. The bonds are issued by municipalities and other tax exempt entities. Most are backed by letters of credit from the banking institutions that broker the debt placements or another financial institution. All of the investments have ratings of at least AA.

At June 30, 2006, the Company held a $16.7 million cost investment. During the three months ended December 31, 2006, a valuation of the entity invested in was performed by an independent third party in conjunction with a business transaction initiated by such entity. Based on the results of the valuation, the Company determined the investment was impaired and recorded a $12.3 million charge to impairment charges and other.

16. SUBSEQUENT EVENTS

On January 24, 2007, the Company amended certain of the terms of its existing $1.0 billion revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012.

On January 25, 2007, the Company and Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group (“Blackstone”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) pursuant to which Phoenix will acquire the Company’s Pharmaceutical Technologies and Services segment, other than the Martindale and Beckloff businesses (the segment, excluding the Martindale and Beckloff businesses, the “PTS Business”), for approximately $3.3 billion in cash (the “PTS Sale”). The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Purchase Agreement relating to the working capital, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. The completion of the PTS Sale is subject to customary closing conditions, including antitrust clearance, no injunctions or illegality, and the absence of a material adverse effect on the PTS Business or Phoenix’s ability to timely consummate the transactions contemplated by the Purchase Agreement. The PTS Sale is not subject to any financing condition, and is expected to close early in the fourth quarter of the Company’s fiscal year 2007. In connection with the execution of the Purchase Agreement, Blackstone Capital Partners V L.P., an affiliate of Blackstone, issued a limited guaranty in favor of the Company to support Phoenix’s obligations under the Purchase Agreement. The maximum aggregate liability of Phoenix under the Purchase Agreement and Blackstone Capital Partners V L.P. under the limited guaranty is limited to $65.0 million in the aggregate.

On January 30, 2007, the Company completed the acquisition of SpecialtyScripts LLC, a privately-held, specialty pharmaceutical services company in Massachusetts. This business will be consolidated within the Company’s Healthcare Supply Chain Services – Pharmaceutical segment.

On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program, bringing the Company’s total repurchase authorization to $4.5 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of December 31, 2006 and June 30, 2006, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2006 Form 10-K.

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

Overview

The following summarizes the Company’s results of operations for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except per Common Share amounts)	Growth (1)	2006	2005	Growth (1)	2006	2005
Revenue	13%	$21,784.6	$19,346.9	12%	$42,722.1	$38,199.3
Cost of products sold (2)	13%	20,484.7	18,181.2	12%	40,221.7	35,932.0

Gross margin	12%	$1,299.9	$1,165.7	10%	$2,500.4	$2,267.3
Selling, general and administrative expenses (2)	8%	755.6	696.9	5%	1,480.9	1,410.6
Impairment charges and other	N.M.	12.6	(2.6)	N.M.	14.3	(0.6)
Special items	37%	19.6	14.3	21%	41.8	34.5

Operating earnings	12%	$512.1	$457.1	17%	$963.4	$822.8
Interest expense and other	22%	32.4	26.6	39%	70.1	50.3

Earnings before income taxes and discontinued operations	11%	$479.7	430.5	16%	$893.3	772.5
Provision for income taxes	13%	164.0	144.7	13%	286.0	253.2

Earnings from continuing operations	10%	$315.7	$285.8	17%	$607.3	$519.3
Earnings from discontinued operations	N.M.	423.6	18.2	N.M.	402.7	13.0

Net earnings	143%	$739.3	$304.0	90%	$1,010.0	$532.3

Net diluted earnings per Common Share	157%	$1.80	$0.70	99%	$2.45	$1.23

(1)	Growth is calculated as the percentage change for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005.

(2)	During the second quarter of fiscal year 2007, the Company changed the classification of certain immaterial implementation costs associated with the sale of medical and supply storage devices in the Clinical Technologies and Services segment from selling, general and administrative expenses to cost of products sold. Prior period balances have been reclassified to conform to the new presentation.

During the second quarter of fiscal 2007, the Company announced the planned divestiture of substantially all of the Pharmaceutical Technologies and Services segment and, accordingly, this segment’s after-tax operations appear in the discontinued operations line on the income statement for both the current and prior year comparative periods. See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s discontinued operations. Unless otherwise indicated, captions such as revenue and earnings from continuing operations are referred to simply as “revenue” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in the Company’s condensed consolidated financial statements refers to continuing operations unless otherwise indicated.

Revenue

Revenue increased 13% and 12% for the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior year based upon continued demand for the Company’s diverse portfolio of products and services. The increases also resulted from revenue growth in each of the Company’s four reportable segments, including revenue growth of 13% within the Healthcare Supply Chain Services – Pharmaceutical segment for the three and six months ended December 31, 2006. The Healthcare Supply Chain Services – Pharmaceutical segment represents approximately 87% of total Company revenue. Refer to “Segment Results” below for further discussion of the specific drivers of revenue growth.

Cost of Products Sold

Cost of products sold increased 13% and 12% for the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior year. The increases in cost of products sold were primarily due to increased sales volume that generated revenue growth and the first quarter charge of $13.5 million related to the Alaris® SE pump recall. Refer to the segment profit section within “Segment Results” below for further discussion.

Gross Margin

Gross margin increased 12% and 10% for the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior year. The increases in gross margin were primarily due to the revenue growth in each of the four segments net of the corresponding increase in cost of products sold, competitive pricing pressures within the Healthcare Supply Chain Services segments and the negative impact of the first quarter charge of $13.5 million related to the Alaris® SE pump recall. Refer to the segment profit section within “Segment Results” below for further discussion.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased 8% and 5% for the three and six months ended December 31, 2006, respectively, compared with the same periods in the prior year. The increases in SG&A expenses were primarily due to additional expenses to support the Company’s revenue growth, the impact of integrating certain acquisitions and investment in international expansion. These increases were partially offset by the decrease in equity-based compensation expense, as described in more detail below, a strong focus on cost controls and expense reductions due to various One Cardinal Health initiatives. Refer to the segment profit section within “Segment Results” below for further discussion.

The Company recorded $33.0 million and $70.4 million, respectively, for equity-based compensation during the three and six months ended December 31, 2006 compared with $46.7 million and $120.7 million, respectively, in the comparable prior year periods. Equity-based compensation expense was significantly impacted by $5.1 million and $37.7 million during the three and six months ended December 31, 2005, respectively, from the vesting of the SARs upon issuance on August 3, 2005 to the Company’s then-Chairman and Chief Executive Officer with an exercise price significantly below the then-current price of the Company’s Common Shares and from the subsequent remeasurement of the fair value of the SARs. In quarters subsequent to issuing the SARs, the fair value has been and will continue to be remeasured until the SARs are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding equity-based compensation.

Impairment Charges and Other

For the three months ended December 31, 2006 and 2005, the Company recorded impairment charges and other charges/(gains) of $12.6 million and ($2.6) million, respectively. During the six months ended December 31, 2006 and 2005, the Company recorded impairment charges and other charges/(gains) of $14.3 million and ($0.6) million, respectively. See Note 11 and Note 15 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding impairment charges and other.

Special Items

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Restructuring charges	$10.0	$9.3	$21.8	$16.8
Merger charges	9.1	5.9	11.1	12.8
Other	0.5	(0.9)	8.9	4.9

Total special items	$19.6	$14.3	$41.8	$34.5

See Note 5 of “Notes to Condensed Consolidated Financial Statements” for detail of the Company’s special items during the three and six months ended December 31, 2006 and 2005.

Interest Expense and Other

Interest expense and other increased 22% and 39%, respectively, during the three and six months ended December 31, 2006 compared to the same periods in the prior fiscal year. The increases resulted primarily from increased average borrowing levels and interest rates.

Provision for Income Taxes – Continuing Operations

The Company’s provision for income taxes relative to earnings before income taxes and discontinued operations was $164.0 million or 34.2% for the three months ended December 31, 2006, and $286.0 million or 32.0% for the six months ended December 31, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item.

The effective tax rate for the three months ended December 31, 2006 was negatively impacted by $7.3 million or 1.5 percentage points as a result of tax reserve adjustments related to an ongoing international tax audit and by 0.6 percentage points due to the mix of special items and impairment charges being deductible at effective tax rates lower than the average effective tax rate. During the six months ended December 31, 2006, the continuing operations effective tax rate benefited by $9.9 million or 1.1% as a result of tax reserve adjustments primarily due to the issuance of a final Revenue Agent Report received during the first quarter which related to fiscal years 2001 and 2002.

Provision for Income Taxes - Discontinued Operations

The Company’s benefit for income taxes on discontinued operations was $416.1 million and $435.9 million for the three and six months ended December 31, 2006, respectively. During the second quarter of fiscal 2007, the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various Pharmaceutical Technologies and Services businesses included in discontinued operations and the book basis of the Company’s investment in those businesses.

Income from Discontinued Operations

See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Other Matters

Sale of Pharmaceutical Technologies and Services Segment

On January 25, 2007, the Company and Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group (“Blackstone”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) pursuant to which Phoenix will acquire the Company’s Pharmaceutical Technologies and Services segment, other than the Martindale and Beckloff businesses (the segment, excluding the Martindale and Beckloff businesses, the “PTS Business”), for approximately $3.3 billion in cash (the “PTS Sale”). The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Purchase Agreement relating to the working capital, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. The completion of the PTS Sale is subject to customary closing conditions, including antitrust clearance, no injunctions or illegality, and the absence of a material adverse effect on the PTS Business or Phoenix’s ability to timely consummate the transactions contemplated by the Purchase

Agreement. The PTS Sale is not subject to any financing condition, and is expected to close early in the fourth quarter of the Company’s fiscal year 2007. In connection with the execution of the Purchase Agreement, Blackstone Capital Partners V L.P., an affiliate of Blackstone, issued a limited guaranty in favor of the Company to support Phoenix’s obligations under the Purchase Agreement. The maximum aggregate liability of Phoenix under the Purchase Agreement and Blackstone Capital Partners V L.P. under the limited guaranty is limited to $65.0 million in the aggregate.

As previously announced, the Company plans to use the net proceeds from the sale to repurchase shares. The sale is expected to generate approximately $3.1 billion in after-tax proceeds. The net book value of the Pharmaceutical Technologies and Services segment is approximately $2.0 billion.

Alaris® SE Pump Recall

On August 15, 2006, the Company initiated a voluntary field corrective action of its Alaris® SE pump as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. On August 23, 2006, the United States filed a complaint in the U.S. District Court for the Southern District of California to effect the seizure of Alaris SE pumps and the Company suspended production, sales, repairs and installation of the pumps after approximately 1,300 units were seized by the U.S. Food and Drug Administration (the “FDA”).

On February 7, 2007, a Consent Decree for Condemnation and Permanent Injunction (the “Consent Decree”) was filed in the District Court to resolve the seizure litigation. The Consent Decree outlines the steps the Company must take to resume manufacturing and selling Alaris SE pumps in the United States. The steps include submitting a plan to the FDA outlining corrections for the Alaris SE pumps currently in use by customers, submitting a remediation plan for the seized Alaris SE pumps, and engaging an independent expert to inspect Alaris SE pump facilities and certify the Company’s infusion pump operations. The corrective action and remediation plans must be approved by the FDA prior to implementation by the Company.

There have been approximately 140,000 Alaris SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company recorded a $13.5 million charge for the quarter ended September 30, 2006 related to this matter. The Company has begun taking the steps necessary to comply with the terms of the Consent Decree and does not believe that compliance with the Consent Decree will materially affect its results of operations or financial condition. However, there can be no assurance that additional costs or penalties will not be incurred, the effect of which could be material to the Company’s results of operations.

Government Investigations

The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters, and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to the completion of definitive documentation as well as acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters see Note 8 of “Notes to Condensed Consolidated Financial Statements.”

Shareholder Litigation

The Company is subject to several class action lawsuits brought against the Company and certain of its former and present officers and directors since July 2004. The Company is currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows. The Company discusses these cases and other litigation to which it is a party in greater detail in Note 8 of “Notes to Condensed Consolidated Financial Statements” and under “Part II, Item 1: Legal Proceedings.”

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

During the second quarter of fiscal 2007, the Company announced the planned divestiture of substantially all of the Pharmaceutical Technologies and Services segment and, accordingly, after-tax operations of this segment appear in the discontinued operations line on the income statement for both the current and prior year comparative periods. As a result of the planned divestiture of the Pharmaceutical Technologies and Services segment, the Company’s remaining four reportable segments are: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products Manufacturing.

Revenue

The following table summarizes the percentage of total segment revenue by reportable segment for the three and six month periods ended December 31:

	Three Months Ended December 31,			Six Months Ended December 31,
		Percent of Segment Revenue			Percent of Segment Revenue
	Growth (1)	2006	2005	Growth (1)	2006	2005
Healthcare Supply Chain Services - Pharmaceutical	13%	87%	86%	13%	87%	86%
Healthcare Supply Chain Services - Medical	6%	8%	9%	4%	8%	9%
Clinical Technologies and Services	10%	3%	3%	7%	3%	3%
Medical Products Manufacturing	15%	2%	2%	13%	2%	2%

Total segment revenue		100%	100%		100%	100%

(1)	Growth is calculated as the percentage change in the revenue for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005.

Healthcare Supply Chain Services – Pharmaceutical. This segment’s revenue increased 13% during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Strong revenue growth in the core pharmaceutical distribution business. The most significant growth was in revenue from bulk customers (described below), which contributed 9 and 8 percentage points, respectively, to this segment’s growth during the three and six months ended December 31, 2006. Revenue from bulk customers increased to $8.7 and $16.7 billion, respectively, compared with $7.1 and $13.9 billion, respectively, in the prior periods. The increases in revenue from bulk customers primarily relate to additional volume from existing warehouse customers as well as the market growth within the mail order business. Growth from non-bulk revenue contributed approximately 5 percentage points to this segment’s revenue growth during the three and six months ended December 31, 2006 due to market growth and new business.

•	The impact of acquisitions within this segment, primarily Dohmen, accounted for approximately 2 percentage points of the revenue growth during the three and six month periods ended December 31, 2006.

•

Revenue growth was adversely impacted by approximately 3 percentage points due to the loss of the Specialty Distribution businesses’ largest customer at the beginning of the third quarter of fiscal 2006 and the sale of a significant portion of this business in the fourth quarter of fiscal 2006.

The Healthcare Supply Chain Services - Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit per revenue dollar than non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include warehouse operations of retail chains, whose retail stores are classified as non-bulk customers. Bulk customers have the ability to process large quantities of products in central locations and self distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

Bulk customers receive lower pricing, generating lower revenue for the Company, on sales of the same products than non-bulk customers due to volume pricing in a competitive market and lower costs related to the services provided by the Company. Bulk customers also generate higher cost of products sold than non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The lower revenue and higher cost of products sold results in significantly lower gross margin per revenue dollar from bulk customers than from non-bulk customers. The SG&A expenses relating to servicing bulk customers are substantially lower than servicing non-bulk customers, because as noted above, deliveries to bulk customers require substantially less services than deliveries to non-bulk customers. As a result of lower pricing and higher costs of the products sold partially offset by lower SG&A expenses, segment profit per revenue dollar from bulk customers is significantly lower than that from non-bulk customers. See the Healthcare Supply Chain Services - Pharmaceutical “Segment Profit” discussion below for the significant items impacting segment profit.

The Company defines bulk customers based on the way in which it operates its business and the services the Company performs for its customers. The Company is not aware of an industry standard regarding the definition of bulk customers and based solely on a review of the Annual Reports on Form 10-K of its direct competitors, the Company notes that other companies in comparable businesses may, or may not, use a different definition of bulk customers.

Healthcare Supply Chain Services – Medical. This segment’s revenue increased 6% and 4%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Sales to hospitals and ambulatory care centers accounted for revenue growth of approximately 4 and 2 percentage points, respectively, during the three and six months ended December 31, 2006. Growth in these markets was adversely impacted by transitional challenges associated with the new consolidated customer service center model.

•

Within the laboratory business unit, strong sales of capital equipment and consumables due to new customers combined with growth in sales to research and reference laboratories contributed approximately 1 percentage point to revenue growth during the three and six months ended December 31, 2006.

•

Growth in the Canadian medical supply distribution business accounted for approximately 1 percentage point of revenue growth during the three and six months ended December 31, 2006 based on expanding customer bases and new vendor agreements.

Clinical Technologies and Services. This segment’s revenue increased 10% and 7%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Revenue growth within the Medication Technologies business, which includes both the Alaris and Pyxis businesses, contributed approximately 9 and 6 percentage points, respectively, during the three and six months ended December 31, 2006. The revenue growth was due to continued demand for the Alaris and Pyxis product lines and the launch of upgrades to the flagship Pyxis Medstation and Alaris System products.

Medical Products Manufacturing. This segment’s revenue increased 15% and 13%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

New product launches, new customer accounts and competitive displacements within the segment’s manufactured gloves and respiratory product lines contributed approximately 5 and 4 percentage points, respectively, to revenue growth during the three and six months ended December 31, 2006.

•

International revenue growth in Canada and Europe combined contributed approximately 4 and 3 percentage points, respectively, during the three and six months ended December 31, 2006 as a result of investments in customer service and marketing coupled with favorable foreign exchange rates.

•

Converters® infection prevention products contributed approximately 3 and 2 percentage points, respectively, to revenue growth during the three and six months ended December 31, 2006 due to new contracts and increased demand from hospitals in preparation for potential influenza outbreak.

•	The Denver Biomedical acquisition increased the revenue growth rate by approximately 2 percentage points during the three and six months ended December 31, 2006.

Segment Profit

The following table summarizes by reportable segment the percentage contribution to total segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses. See Note 7 of “Notes to Consolidated Financial Statements” for differences between segment profit and consolidated operating earnings.

	Three Months Ended December 31,			Six Months Ended December 31,
		Percent of Segment Profit			Percent of Segment Profit
	Growth (1)	2006	2005	Growth (1)	2006	2005
Healthcare Supply Chain Services - Pharmaceutical (2)	19%	60%	59%	23%	62%	59%
Healthcare Supply Chain Services - Medical (2)	12%	14%	15%	5%	14%	16%
Clinical Technologies and Services (2)	16%	17%	17%	5%	14%	16%
Medical Products Manufacturing (2)	21%	9%	9%	29%	10%	9%

Total segment profit (2)		100%	100%		100%	100%

(1)	Growth is calculated as the percentage change in segment profit for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005.

(2)	A portion of the corporate costs previously allocated to the Pharmaceutical Technologies and Services segment has been reclassified to the remaining four segments. In addition, equity-based compensation was allocated to the segments; see discussions below for the impact of equity-based compensation on the related segments. Prior period information has been reclassified to conform to this new presentation. See Note 3 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s consolidated equity-based compensation.

Healthcare Supply Chain Services – Pharmaceutical. Segment profit increased 19% and 23%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased segment profit by approximately 25 and 30 percentage points, respectively, for the three and six months ended December 31, 2006 (including the prior period items discussed below). The increases were due primarily to increased sales volume and favorable vendor pricing partially offset by additional discounts to customers. Favorable vendor pricing resulted from growth in amounts of generic and nuclear price discounts, effective generic and nuclear pharmaceutical sourcing and branded pharmaceutical price appreciation. Discounts to customers increased due to continued competitive pressures.

•

Two prior period items increased segment profit by approximately 8 percentage points for the six month period ended December 31, 2006 compared to the six months ended December 31, 2005. The first item was the $31.8 million charge recorded in the first quarter of fiscal 2006 reflecting credits owed to certain vendors for prior periods. The second item was a $7.6 million vendor credit received in the first quarter of fiscal 2007.

•

During the three and six months ended December 31, 2006, last in, first out (“LIFO”) provisions had no impact on gross margin due to the deflationary generic pharmaceutical environment which caused inventories at LIFO to exceed first in, first out (“FIFO”) values. The Company expects this trend to continue through the remainder of the fiscal year. The Company’s policy is not to record inventories in excess of FIFO which approximates current market value. During the three and six months ended December 31, 2005, segment profit increased by 3 percentage points as a result of a $13.0 million LIFO credit provision recorded due to price deflation within generic pharmaceutical inventories.

•

Increases in SG&A expenses decreased segment profit by approximately 6 and 7 percentage points, respectively, for the three and six months ended December 31, 2006 compared to the corresponding periods in the prior year. Increases in these expenses were primarily due to the acquisition of Dohmen and ParMed combined with increased sales volume. These increases were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately 1 percentage point for the three and six months ended December 31, 2006.

Healthcare Supply Chain Services – Medical. Segment profit increased 12% and 5%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased segment profit by approximately 23 and 16 percentage points, respectively, for the three and six months ended December 31, 2006 due primarily to increased sales volumes and favorable product mix offset by additional discounts to customers and manufacturing cost increases.

•

Increases in SG&A expenses decreased segment profit by approximately 11 and 10 percentage points, respectively, for the three and six months ended December 31, 2006. Increases in these expenses were primarily due to increased sales volume. During the second quarter, expense increases were partially offset by the positive impact of disciplined expense control, reduced fuel costs and productivity gains from facility and back-office consolidations within the Healthcare Supply Chain Services sector. The increases were also offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately 3 and 7 percentage points, respectively, for the three and six months ended December 31, 2006.

Clinical Technologies and Services. Segment profit increased 16% and 5%, respectively, during the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased segment profit by approximately 37 and 21 percentage points, respectively, for the three and six months ended December 31, 2006 due primarily to increased sales volumes, full functionality for new products and contract and pricing discipline. The quarterly results were positively impacted by approximately 7 percentage points due to licensing agreements and customer reimbursements of excess rebate payments. Year-to-date results reflect the negative impact of the first quarter charge of $13.5 million or 10 percentage points related to the Alaris® SE pump recall for the estimated costs to resolve the issue.

•

SG&A expenses for the quarter decreased segment profit by approximately 21 and 16 percentage points, respectively, for the three and six months ended December 31, 2006. Increases in these expenses were primarily in support of the increased sales volume and investments in international infrastructure, research and development, product quality and customer service. These increases were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately 12 and 6 percentage points, respectively, for the three and six months ended December 31, 2006.

Medical Products Manufacturing. Segment profit increased by 21% and 29%, respectively, for the three and six months ended December 31, 2006 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased segment profit by approximately 47 and 42 percentage points, respectively, for the three and six months ended December 31, 2006 due primarily to increased sales volumes, realization of manufacturing efficiencies through operational excellence and facility restructuring initiatives and the year-over-year impact of the Denver Biomedical acquisition.

•

Increases in SG&A expenses decreased segment profit by approximately 26 and 13 percentage points, respectively, for the three and six months ended December 31, 2006. Increases in these expenses were primarily due to increased sales volume, the impact of foreign exchange rates, the year-over-year impact of the Denver Biomedical acquisition and investments in both new product research and international infrastructure. These increases were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately 3 and 10 percentage points, respectively, for the three and six months ended December 31, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005:

	Six Months Ended December 31,
(in millions)	2006	2005
Cash provided by/(used in):
Operating activities	$639.4	$1,392.7
Investing activities	$(238.3)	$(602.1)
Financing activities	$(584.1)	$39.8

Operating activities. Continuing operations contributed $608.8 million to net cash provided by operating activities during the six months ended December 31, 2006, a decrease of $632.7 million compared to the same prior year period. The year-over-year decrease was due to the $550.0 million repurchase of trade receivables under the Company’s committed receivables program as discussed in Note 13 of “Notes to Condensed Consolidated Financial Statements” and a $581.3 million increase in accounts payable in the prior year primarily due to the timing of payments for inventory purchases. Sources of cash included an $88.0 million increase in earnings from continuing operations and changes in other operating assets and liabilities.

Discontinued operations contributed $30.6 million and $151.2 million to net cash provided by operating activities for the six months ended December 31, 2006 and 2005, respectively. The $425.0 million tax benefit included in earnings from discontinued operations, as discussed in Note 11 of “Notes to Condensed Consolidated Financial Statements,” did not impact operating cash flows from discontinued operations as it is a noncash item. Operating cash provided by discontinued operations was driven by changes in operating assets and liabilities in addition to earnings before taxes and noncash impairments.

Investing activities. Cash used in investing activities from continuing operations of $230.4 million during the six months ended December 31, 2006 primarily represents the Company’s capital spending of approximately $154.0 million. In addition, the Company used net cash of approximately $121.0 million to complete the MedMined and Care Fusion acquisitions, net of divestitures of certain businesses. These uses of cash were partially offset by net proceeds of approximately $31.3 million due to the sale of certain short-term investments classified as available for sale.

Cash used in investing activities from continuing operations of $549.7 million during the six months ended December 31, 2005 primarily represents the Company’s purchase of $319.2 million of short-term investments classified as available for sale, capital spending of approximately $161.5 million and $72.5 million associated with the acquisition of the remaining minority interest of a Canadian distribution business within the Healthcare Supply Chain Services - Medical segment.

Cash used in investing activities for discontinued operations of $7.9 million during the six months ended December 31, 2006 primarily represents the Company’s capital spending of approximately $36.2 million partially offset by the proceeds of approximately $27.8 million from the sale of a facility and capital equipment.

Cash used in investing activities from discontinued operations of $52.4 million during the six months ended December 31, 2005 primarily represents the Company’s capital spending of approximately $55.4 million offset by the proceeds of approximately $4.1 million from the sale of capital equipment.

Financing activities. The Company’s financing activities from continuing operations used cash of $560.1 million during the six months ended December 31, 2006 primarily due to $745.3 million utilized to repurchase the Company’s Common Shares (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to repay $689.2 million of long-term obligations and to pay approximately $73.4 million of dividends on its Common Shares. These uses of cash were partially offset by $851.7 million received under long-term borrowings due to the debt issuance discussed in Note 6 of “Notes to Condensed Consolidated Financial Statements” and proceeds received for shares issued under various employee stock plans of approximately $75.3 million.

The Company’s financing activities from continuing operations provided cash of $36.5 million during the six months ended December 31, 2005 primarily due to the $500.3 million received from the issuance of Notes in December 2005 (net proceeds of $496.7 million) and the proceeds for the shares issued under various employee stock plans of approximately $68.5 million. These cash inflows were partially offset by approximately $412.9 million utilized to repurchase the Company’s Common Shares.

Financing activities from discontinued operations used cash of $24.0 million during the six months ended December 31, 2006 primarily due to the $29.5 million of payments on borrowings offset by proceeds from borrowings and tax benefits of $5.5 million.

Financing activities from discontinued operations provided cash of $3.3 million during the six months ended December 31, 2005 primarily due to the $9.2 million of proceeds from borrowings offset by $7.0 million in payments on borrowings.

International Cash

The Company’s cash balance of approximately $1.0 billion as of December 31, 2006 includes $512.1 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

On July 11, 2006, the Company announced a $500.0 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, in connection with its announcement regarding divesting the Pharmaceutical Technologies and Services segment, the Company announced an additional $1.0 billion share repurchase program. On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program, bringing the Company’s total repurchase authorization to $4.5 billion. The Company plans to complete the combined $4.5 billion share repurchase during fiscal 2007 and 2008. As previously announced, the Company expects to use the proceeds from the planned divestiture of the Pharmaceutical Technologies and Services segment to repurchase shares. During the three and six months ended December 31, 2006, the Company repurchased approximately $300.0 million and $745.3 million, respectively, of its Common Shares. See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.0 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $800.0 million in receivables. The Company initiated the $1.0 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. As of December 31, 2006, the Company had no borrowings outstanding under the commercial paper program. The Company plans to increase the commercial paper program to $1.5 billion. On January 24, 2007, the Company amended certain of the terms of its existing $1.0 billion revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. As of December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility. The Company terminated a $150.0 million extendible commercial note program in the third quarter of fiscal 2007.

On October 3, 2006, the Company sold $350.0 million aggregate principal amount of 2009 floating rate Notes and $500.0 million aggregate principal amount of 2016 fixed rate Notes in a private offering. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior debt and senior to all of the Company’s existing and future subordinated debt. The Notes are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables. The Notes also effectively rank junior in right of payment to any secured debt of the Company to the extent of the value of the assets securing such debt. The Company used the net proceeds from the sale of the Notes to repay $500.0 million of the Company’s preferred debt securities, $127.4 million of the 7.30% Notes due 2006 issued by a subsidiary of the Company and guaranteed by the Company and other short-term obligations of the Company.

During the second quarter, the Company repurchased the aggregate $550.0 million of receivable interests outstanding under its committed receivables sales facility program. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year.

On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance. After this repayment, the Company had $150.0 million outstanding under its preferred debt securities.

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

The Company currently believes that based upon existing cash, operating cash flows, available capital resources (as discussed above) and other available market transactions, it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations and current and projected debt service requirements, including those related to business combinations and any payments necessary as a result of judgments against the Company or settlements in the shareholder litigation described in Note 8 of “Notes to Condensed Consolidated Financial Statements.”

Debt Covenants

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of December 31, 2006, the Company was in compliance with this covenant.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K.

Off-Balance Sheet Arrangements

See Note 13 in “Notes to Condensed Consolidated Financial Statements” for more information regarding the off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on Control Systems. The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Antitrust Litigation against Pharmaceutical Manufacturers

During the last several years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries to the Company from these actions through December 31, 2006 were $130.4 million. The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1–31, 2006	775,737	$64.50	774,980	$1,504,707,451
November 1–30, 2006	1,179	62.46	—	2,504,707,451
December 1–31, 2006	3,794,524	65.88	3,793,833	2,254,707,547

Total	4,571,440	$65.64	4,568,813	$2,254,707,547

(1)	Includes 431, 423, and 339 Common Shares purchased in October, November and December 2006, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 326, 756 and 352 restricted shares surrendered in October, November and December 2006, respectively, by employees upon vesting to meet tax withholding.

(2)	On July 11, 2006, the Company announced a $500.0 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, in connection with its announcement regarding divesting the Pharmaceutical Technologies and Services segment, the Company announced an additional $1.0 billion share repurchase program, bringing the Company’s then-total repurchase authorization to $3.0 billion. The combined repurchase program will expire on June 30, 2008.

On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program, bringing the Company’s current total repurchase authorization to $4.5 billion. The combined share repurchase program will expire on June 30, 2008. As previously reported, the Company expects to use the proceeds from the planned divestiture of the Pharmaceutical Technologies and Services segment to repurchase shares.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Shareholders was held on November 8, 2006. Matters voted upon at the meeting and the votes tabulated with respect to such matters are as follows:

Election of Directors

Director	Votes in Favor	Votes Withheld
John F. Finn	358,414,116	10,059,990
David W. Raisbeck	363,852,443	4,621,663
Robert D. Walter	356,963,028	11,511,078

The directors whose term of office as a director continued after the meeting are R. Kerry Clark, George H. Conrades, Calvin Darden, Philip L. Francis, Robert L. Gerbig, J. Michael Losh, John B. McCoy, Richard C. Notebaert, Michael D. O’Halleran, Jean G. Spaulding, M.D. and Matthew D. Walter.

Management and Shareholder Proposals

	Votes Cast
	For	Against	Abstain	Broker Non-Votes
Ratification of the selection of the Company’s independent registered accounting firm for fiscal 2007	363,641,427	2,430,179	2,402,500	0
Shareholder proposal regarding severance arrangements (1)	195,830,861	134,449,385	3,752,465	34,441,395
Shareholder proposal regarding performance-based stock options	140,022,966	190,630,414	3,379,331	34,441,395
Shareholder proposal regarding submission of the Human Resources and Compensation Committee Report for an annual shareholder advisory vote	111,676,958	218,152,210	4,203,543	34,441,395

(1)	The shareholder proposal regarding severance arrangements was an amendment to the Company’s Code of Regulations; therefore its adoption would have required a majority of the outstanding shares, or favorable votes of holders of 201,913,609 shares. It did not receive that number of votes and therefore failed.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
10.01	Five-year Credit Agreement, dated as of January 24, 2007, between the Company, certain lenders, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A. and Barclays Bank PLC, as Syndication Agents, Morgan Stanley Bank and Deutsche Bank Securities Inc., as Documentation Agents, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Barclays Capital, as Joint Lead Arrangers and Book Managers

10.02	Restricted Share Units Agreement, dated November 15, 2006, between Cardinal Health, Inc. and Mark W. Parrish

10.03	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005

10.04	Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

99.02	Consent Decree for Condemnation and Permanent Injunction

99.03	Cardinal Health 401(k) Savings Plan, as amended and restated effective as of January 1, 2006

99.04	Fourth Amendment to the Cardinal Health 401(k) Savings Plan for Employees of Puerto Rico (as amended and restated January 1, 2005)

99.05	Amendment Number Four to Syncor International Corporation Employees’ Savings and Stock Ownership Plan

99.06	Cardinal Health, Inc. Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: February 8, 2007	/s/ R. Kerry Clark
R. Kerry Clark President and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson Chief Financial Officer