Form 10-Q
period 2007-03-31
CARDINAL HEALTH INC
filed 2007-05-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

Yes  ☐    No  ☒

The number of the registrant’s Common Shares outstanding at the close of business on April 30, 2007 was as follows:

Common Shares, without par value: 384,648,499

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$21,867.1	$20,213.2	$64,589.1	$58,412.5
Cost of products sold	20,479.6	18,958.8	60,701.3	54,890.7

Gross margin	1,387.5	1,254.4	3,887.8	3,521.8
Selling, general and administrative expenses	781.7	701.0	2,263.0	2,111.9
Impairment charges and other	3.6	5.2	17.9	4.6
Special items – restructuring charges	6.6	11.2	28.4	28.0
– merger-related costs	2.9	7.2	14.0	20.0
– litigation and other	602.5	(5.1)	611.4	(0.2)

Operating (loss) / earnings	(9.8)	534.9	953.1	1,357.5
Interest expense and other	32.2	26.2	102.2	76.7

(Loss) / earnings before income taxes and discontinued operations	(42.0)	508.7	850.9	1,280.8
(Benefit) / provision for income taxes	(37.1)	168.4	248.9	421.3

(Loss) / earnings from continuing operations	(4.9)	340.3	602.0	859.5
Earnings / (loss) from discontinued operations (net of tax (expense) / benefit of $(8.1) and $36.8, respectively, for the three months ended March 31, 2007 and 2006 and $427.8 and $37.4, respectively, for the nine months ended March 31, 2007 and 2006)	23.9	(193.5)	426.9	(180.4)

Net earnings	$19.0	$146.8	$1,028.9	$679.1

Basic earnings per Common Share:
Continuing operations	$(0.01)	$0.81	$1.50	$2.03
Discontinued operations	0.06	(0.46)	1.07	(0.43)

Net basic earnings per Common Share	$0.05	$0.35	$2.57	$1.60

Diluted earnings per Common Share:
Continuing operations	$(0.01)	$0.80	$1.47	$2.00
Discontinued operations	0.06	(0.46)	1.04	(0.42)

Net diluted earnings per Common Share	$0.05	$0.34	$2.51	$1.58

Weighted average number of Common Shares outstanding:
Basic	394.6	419.1	400.5	423.6
Diluted	394.6	427.5	409.5	430.1
Cash dividends declared per Common Share	$0.09	$0.06	$0.27	$0.18

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$866.5	$1,187.3
Short-term investments available for sale	300.0	498.4
Trade receivables, net	4,618.5	3,808.8
Current portion of net investment in sales-type leases	337.1	290.1
Inventories	7,486.5	7,493.0
Prepaid expenses and other	535.7	558.8
Assets held for sale and discontinued operations	3,118.1	2,739.5

Total current assets	17,262.4	16,575.9

Property and equipment, at cost	3,365.5	3,283.0
Accumulated depreciation and amortization	(1,831.8)	(1,778.0)

Property and equipment, net	1,533.7	1,505.0
Other assets:
Net investment in sales-type leases, less current portion	784.6	754.7
Goodwill and other intangibles, net	4,406.9	4,283.4
Other	304.4	314.3

Total assets	$24,292.0	$23,433.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$296.9	$199.0
Accounts payable	9,405.7	8,907.8
Other accrued liabilities	2,724.5	1,941.1
Liabilities from businesses held for sale and discontinued operations	518.3	534.2

Total current liabilities	12,945.4	11,582.1

Long-term obligations, less current portion and other short-term borrowings	2,899.0	2,588.6
Deferred income taxes and other liabilities	578.2	771.9
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued—none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 488.7 million shares and 482.3 million shares, respectively, at March 31, 2007 and June 30, 2006	3,635.6	3,195.5
Retained earnings	10,681.3	9,760.5
Common Shares in treasury, at cost, 101.9 million shares and 71.5 million shares, respectively, at March 31, 2007 and June 30, 2006	(6,574.7)	(4,499.2)
Accumulated other comprehensive income	127.2	33.9

Total shareholders’ equity	7,869.4	8,490.7

Total liabilities and shareholders’ equity	$24,292.0	$23,433.3

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,028.9	$679.1
(Earnings) / loss from discontinued operations	(426.9)	180.4

Earnings from continuing operations	602.0	859.5
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	237.1	219.8
Asset impairments	18.0	4.4
Equity compensation	109.3	162.7
Provision for bad debts	17.0	14.5
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(819.6)	(836.4)
Decrease / (increase) in inventories	11.4	(402.2)
Increase in net investment in sales-type leases	(77.0)	(82.1)
Increase in accounts payable	493.1	1,503.4
Other accrued liabilities and operating items, net	703.3	9.0

Net cash provided by operating activities – continuing operations	1,294.6	1,452.6
Net cash provided by operating activities – discontinued operations	115.2	171.5

Net cash provided by operating activities	1,409.8	1,624.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(149.0)	(105.6)
Proceeds from sale of property and equipment	3.7	7.0
Additions to property and equipment	(243.1)	(248.4)
Sale/(purchase) of investment securities available for sale, net	198.4	(399.4)

Net cash used in investing activities – continuing operations	(190.0)	(746.4)
Net cash used in investing activities – discontinued operations	(80.1)	(79.0)

Net cash used in investing activities	(270.1)	(825.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	254.5	3.4
Reduction of long-term obligations	(732.9)	(253.9)
Proceeds from long-term obligations, net of issuance costs	851.7	500.6
Proceeds from issuance of Common Shares	318.8	227.5
Tax benefits from exercises of stock options	28.7	39.0
Dividends on Common Shares	(109.5)	(76.6)
Purchase of treasury shares	(2,025.2)	(973.0)

Net cash used in financing activities – continuing operations	(1,413.9)	(533.0)
Net cash (used in) / provided by financing activities – discontinued operations	(46.6)	15.1

Net cash used in financing activities	(1,460.5)	(517.9)

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(320.8)	280.8
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,187.3	1,285.9

CASH AND EQUIVALENTS AT END OF PERIOD	$866.5	$1,566.7

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

During the second quarter of fiscal 2007, the Company committed to plans to sell the Pharmaceutical Technologies and Services segment, other than the Martindale and Beckloff Associates businesses (the segment, excluding the Martindale and Beckloff Associates businesses, is hereinafter referred to as the “PTS Business”) thereby meeting the held for sale criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as assets held for sale and its operating results are presented within discontinued operations. The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007. Prior period financial results were reclassified to conform to these changes in presentation.

The two businesses the Company retained after divesting the PTS Business support the generic pharmaceutical market. Martindale develops generic, intravenous medicine that is complementary to the Company’s hospital business and generics strategy. Beckloff Associates provides pharmaceutical regulatory consulting, including services for the Company’s generic products. The Martindale and Beckloff Associates businesses are included in the Healthcare Supply Chain Services - Pharmaceutical segment for all periods presented.

As a result of the segment changes described above, the Company’s financial information is now reported within the following four reportable segments, with an explanation of the changes, if any, from the Company’s reportable segments as of June 30, 2006:

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

Also during the third quarter of fiscal 2006, the Company committed to a plan to sell a significant portion of the Specialty Distribution business. The results of the Specialty Distribution business are reported within earnings from continuing operations on the condensed consolidated statements of earnings. In the fourth quarter of fiscal 2006, the Company sold this business. See Note 11 for additional information.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by United States generally accepted accounting principles (“GAAP”) for interim reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2007 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”), as updated by the Company’s Form 8-K filed on April 26, 2007, as amended by the Form 8-K/A filed on April 30, 2007 (the “April 26, 2007 Form 8-K”). Without limiting the generality of the foregoing, Note 1 of the “Notes to Consolidated Financial Statements” from the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K, is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Revenue Recognition. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of sales returns and allowances.

Healthcare Supply Chain Services – Pharmaceutical

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

Revenue for deliveries to customer warehouses whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products is recorded gross in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction.

This segment also owns certain consignment inventory and recognizes revenue when that inventory is sold to a third party by the segment’s customer.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise operations (collectively, “Medicine Shoppe”), the Company has apothecary-style pharmacy franchises in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

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

Medical Products Manufacturing

This segment records self-manufactured medical product revenue when title transfers to its customers which, generally occurs upon delivery. This revenue is recorded net of sales returns and allowances.

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

Recent Financial Accounting Standards. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires that a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is effected by a change in accounting principle. This Statement is effective for fiscal years beginning after December 15, 2005. This Statement could have an impact on prior year consolidated financial statements if the Company has a change in accounting.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115.” This Statement creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, on an instrument-by-instrument basis. If the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of determining the impact, if any, of adopting this Statement.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Weighted-average Common Shares – basic	394.6	419.1	400.5	423.6
Effect of dilutive securities:
Employee stock options and unvested restricted shares and share units (1)	—	8.4	9.0	6.5

Weighted-average Common Shares – diluted	394.6	427.5	409.5	430.1

(1)	Due to the Company incurring a loss from continuing operations during the third quarter of fiscal 2007, potential dilutive common shares have not been included in the denominator of the diluted per share computation for the three months ended March 31, 2007 due to their antidilutive effect.

The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2007 and 2006 were 6.3 million and 5.0 million, respectively, and for the nine months ended March 31, 2007 and 2006 were 16.5 million and 26.1 million, respectively.

On July 11, 2006, the Company announced a $500 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, the Company announced an additional $1.0 billion share repurchase program. On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program, bringing the Company’s total repurchase authorization to $4.5 billion. As previously announced, the Company expects to use the after tax net proceeds of approximately $3.1 billion from the divestiture of the PTS Business to repurchase shares. During the three and nine months ended March 31, 2007, the Company repurchased approximately $1,369.6 million and $2,114.9 million, respectively, of its Common Shares. See Note 16 for additional information.

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

The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months Ended March 31, 2007		For the Nine Months Ended March 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating (loss) / earnings (1) (2)	$(9.8)	$(39.0)	$953.1	$(109.3)
(Loss) / earnings from continuing operations	$(4.9)	$(25.7)	$602.0	$(72.0)
Earnings from discontinued operations	$23.9	$(3.9)	$426.9	$(14.5)
Net earnings	$19.0	$(29.6)	$1,028.9	$(86.5)
Net basic earnings per Common Share	$0.05	$(0.08)	$2.57	$(0.22)
Net diluted earnings per Common Share (3)	$0.05	$(0.08)	$2.51	$(0.21)

(1)

The total equity-based compensation expense for the three and nine months ended March 31, 2007 includes gross stock appreciation rights (“SARs”) expense of approximately $8.1 million and $6.4 million, respectively. As previously reported, the SARs were granted on August 3, 2005 to the Company’s then Chairman and Chief Executive Officer.

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

(2)	The total equity-based compensation expense for the three and nine months ended March 31, 2007 also includes gross restricted share and restricted share unit expense of approximately $10.4 million and $30.1 million, respectively, gross employee option expense of approximately $17.7 million and $65.3 million, respectively, and gross employee stock purchase plan expense of approximately $2.8 million and $7.6 million, respectively.

(3)	Due to the Company incurring a loss from continuing operations during the third quarter of fiscal 2007, potential dilutive common shares have not been included in the denominator of the diluted per share computation for the three months ended March 31, 2007 due to their antidilutive effect.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2006 through March 31, 2007:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2006	44.8	$55.13
Granted	4.8	66.18
Exercised	(5.6)	51.67
Canceled	(3.1)	54.51

Balance at March 31, 2007	40.9	$56.97

Exercisable at March 31, 2007	23.2	$59.58

The weighted average fair value of stock options granted during the nine months ended March 31, 2007 is $21.41.

4. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Net earnings	$19.0	$146.8	$1,028.9	$679.1
Foreign currency translation adjustment	37.1	22.8	91.9	(33.6)
Net unrealized (loss)/gain on derivative instruments	(0.1)	(0.1)	0.1	14.3
Net change in minimum pension liability	—	(4.9)	1.3	(7.0)

Total comprehensive income	$56.0	$164.6	$1,122.2	$652.8

5. SPECIAL ITEMS

The following is a summary of the special items for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except for Diluted EPS amounts)	2007	2006	2007	2006
Restructuring costs	$6.6	$11.2	$28.4	$28.0
Merger-related costs	2.9	7.2	14.0	20.0
Litigation settlements, net	600.0	(9.9)	607.2	(23.5)
Other	2.5	4.8	4.2	23.3

Total special items	$612.0	$13.3	$653.8	$47.8
Tax effect of special items (1)	(219.7)	(3.9)	(232.7)	(12.9)

Net earnings effect of special items	$392.3	$9.4	$421.1	$34.9

Net decrease in Diluted EPS (2)	$0.99	$0.02	$1.03	$0.08

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

(2)	Due to the Company incurring a loss from continuing operations during the three months ended March 31, 2007, potential dilutive common shares have not been included in the denominator of the diluted per share computation for the quarter due to their antidilutive effect. The impact of the antidilutive effect during the three months ended March 31, 2007 was $0.03 per share.

Restructuring Costs

During fiscal 2005, the Company launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The Company expects the program to be implemented in three phases and be substantially completed by the end of fiscal 2009.

The first phase of the program, announced in December 2004, focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focuses on longer term integration activities that will enhance service to customers through improved integration across the Company’s segments and continued streamlining of internal operations. The third phase of the program, announced in April 2007, focuses on moving the headquarters of the Company’s Healthcare Supply Chain Services – Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Healthcare Supply Chain Services - Pharmaceutical
Employee-related costs (1)	$—	$0.2	$1.0	$1.1
Facility exit and other costs (2)	0.2	0.1	0.3	1.1
Asset impairments	—	—	—	0.1

Total Healthcare Supply Chain Services - Pharmaceutical	0.2	0.3	1.3	2.3
Healthcare Supply Chain Services - Medical
Employee-related costs (1)	—	0.7	1.2	0.7
Facility exit and other costs (2)	0.9	0.1	1.1	0.5

Total Healthcare Supply Chain Services - Medical	0.9	0.8	2.3	1.2
Clinical Technologies and Services
Employee-related costs (1)	0.9	—	1.3	—
Facility exit and other costs (2)	0.7	—	1.4	—

Total Clinical Technologies and Services	1.6	—	2.7	—
Medical Products Manufacturing
Employee-related costs (1)	1.2	0.2	1.6	(0.3)
Facility exit and other costs (2)	0.1	1.7	3.0	5.0
Asset impairments	—	—	—	0.6

Total Medical Products Manufacturing	1.3	1.9	4.6	5.3
Other
Employee-related costs (1)	2.2	2.9	9.9	6.9
Facility exit and other costs (2)	0.4	5.3	7.5	12.3
Asset impairments	—	—	0.1	—

Total Other	2.6	8.2	17.5	19.2

Total restructuring program costs	$6.6	$11.2	$28.4	$28.0

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services - Pharmaceutical segment for the three and nine months ended March 31, 2007 of $0.2 million and $1.3 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred within this segment for the three and nine months ended March 31, 2006 of $0.3 million and $2.3 million, respectively, primarily related to the closing of multiple company-owned pharmacies within Medicine Shoppe, the closure of facilities that were acquired as part of the Syncor International Corporation (“Syncor”) acquisition and the consolidation of distribution sites.

The costs incurred within the Healthcare Supply Chain Services - Medical segment for the three and nine months ended March 31, 2007 of $0.9 million and $2.3 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors and the consolidation of distribution sites. The costs incurred within this segment for the three and nine months ended March 31, 2006 of $0.8 million and $1.2 million, respectively, primarily related to the consolidation of distribution sites.

The costs incurred within the Clinical Technologies and Services segment for the three and nine months ended March 31, 2007 of $1.6 million and $2.7 million, respectively, primarily related to the closure of a facility and restructuring of the research and development department.

The costs incurred within the Medical Products Manufacturing segment for the three and nine months ended March 31, 2007 of $1.3 million and $4.6 million, respectively, and for the three and nine months ended March 31, 2006 of $1.9 million and $5.3 million, respectively, primarily related to improvements within the manufacturing business through consolidation of production facilities or outsourcing.

The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2007 of $2.6 million and $17.5 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and restructuring and outsourcing of certain human resources functions. The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2006 of $8.2 million and $19.2 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of March 31, 2007:

	Expected Fiscal Year of Completion (1)	Headcount Reduction
		Expected (2)	As of March 31, 2007
Healthcare Supply Chain Services - Pharmaceutical	2007	8	6
Healthcare Supply Chain Services - Medical	2008	88	30
Clinical Technologies and Services	2008	27	—
Medical Products Manufacturing	2010	2,253	2,196
Other	2008	454	417

Total restructuring program		2,830	2,649

(1)	Expected fiscal year in which the last termination will be completed.

(2)	Represents projects that have been initiated as of March 31, 2007. Does not include projects for which all planned terminations are completed.

Merger-Related Costs

Costs of integrating the operations of various merged companies are recorded as merger-related costs when incurred. The merger-related costs recognized during the three and nine months ended March 31, 2007 and 2006 were primarily a result of the acquisitions of the wholesale pharmaceutical, health and beauty and related drug store products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), ALARIS Medical Systems, Inc. (“Alaris”), Syncor and ParMed Pharmaceutical, Inc. (“ParMed”). The following table and paragraphs provide additional detail regarding the types of merger-related costs incurred by the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Merger-related costs:
Employee-related costs	$0.4	$1.6	$2.0	$6.9
Asset impairments and other exit costs	—	—	1.4	0.3
Integration costs and other	2.5	5.6	10.6	12.8

Total merger-related costs	$2.9	$7.2	$14.0	$20.0

Employee-Related Costs. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of mergers or acquisitions. The charges for the three and nine months ended March 31, 2007 of $0.4 million and $2.0 million, respectively, related primarily to the acquisition of Dohmen. The charges for the three and nine months ended March 31, 2006 of $1.6 million and $6.9 million, respectively, related primarily to the Alaris and Syncor acquisitions.

Asset Impairments and Other Exit Costs. During the nine months ended March 31, 2007, the Company incurred asset impairments and other exit costs of $1.4 million compared to $0.3 million for the nine months ended March 31, 2006. The asset impairment and other exit costs during the nine months ended March 31, 2007 were primarily a result of facility integration plans for the Alaris acquisition.

Integration Costs and Other. The costs included in this category generally relate to expenses incurred to integrate the acquired company’s operations and systems into the Company’s pre-existing operations and systems. These operations and systems include information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other functions. The charges for the three and nine months ended March 31, 2007 of $2.5 million and $10.6 million, respectively, related primarily to the acquisitions of Dohmen, ParMed and Alaris. The charges for the three and nine months ended March 31, 2006 of $5.6 million and $12.8 million, respectively, related primarily to the Alaris and Syncor acquisitions.

Litigation

The following table summarizes the Company’s net litigation settlements during the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Litigation charges/(income):
Shareholder litigation	$600.0	$—	$600.0	$—
DuPont litigation	—	—	11.5	—
Pharmaceutical manufacturer antitrust litigation	—	(11.9)	(7.3)	(25.5)
New York Attorney General investigation	—	2.0	3.0	2.0

Total litigation, net	$600.0	$(9.9)	$607.2	$(23.5)

Shareholder Litigation. During the three months ended March 31, 2007, the Company recorded a reserve of $600.0 million related to the previously-reported Cardinal Health federal securities actions (as defined in Note 8). The Company has recently been engaged in mediation with counsel for the plaintiffs regarding a possible settlement of the Cardinal Health federal securities actions. As a result of the mediation, on April 23, 2007, the Company announced that it had determined that it was necessary to record this reserve. Since that announcement, the Company has negotiated a proposed memorandum of understanding with counsel for the plaintiffs to settle these actions, including an agreement by the Company to pay $600.0 million. On May 2, 2007, the Company’s Board of Directors approved the proposed memorandum of understanding; however, the proposed memorandum of understanding remains subject to approval by the class representatives for the plaintiffs. In addition, such a settlement would require notice to the class of plaintiffs in the Cardinal Health federal securities actions and would be subject to court approval. Unless and until the Cardinal Health federal securities actions are definitively resolved through settlement or otherwise, there can be no assurance that the amount reserved by the Company for this matter will be sufficient or that the Company’s efforts to resolve Cardinal Health federal securities actions will be successful, and the Company cannot predict the timing or outcome of these matters. The reserve recorded does not relate to any other legal proceedings to which the Company is a party as discussed in Note 8 and under “Part II, Item 1: Legal Proceedings,” including, but not limited to, the matters discussed under the headings “ERISA Litigation against Cardinal Health,” “Derivative Actions” and “SEC Investigation and U.S. Attorney Inquiry.”

DuPont Litigation. During the nine months ended March 31, 2007, the Company recorded charges of $11.5 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company. Payment was made during the second quarter of fiscal 2007.

Pharmaceutical Manufacturer Antitrust Litigation. During the nine months ended March 31, 2007, the Company recorded income of $7.3 million compared to $11.9 million and $25.5 million recorded for the three and nine months ended March 31, 2006, respectively, resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The total recovery of antitrust claims through March 31, 2007 was $130.4 million (net of attorney fees, payments due to other interested parties and expenses withheld).

New York Attorney General Investigation. The Company recorded a reserve of $3.0 million during the nine months ended March 31, 2007 compared to $2.0 million recorded for the three and nine months ended March 31, 2006 with respect to the previously-reported investigation by the New York Attorney General’s Office. On December 26, 2006, the Company entered into a civil settlement that resolved this investigation. As part of the settlement, payments totaling $11.0 million were made during the third quarter of fiscal 2007.

For further information regarding these matters, see Note 8 and “Part II, Item I: Legal Proceedings.”

Other

During the three and nine months ended March 31, 2007, the Company incurred other costs of $2.5 million and $4.2 million, respectively, compared to $4.8 million and $23.3 million during the three and nine months ended March 31, 2006, respectively. These costs relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. As previously disclosed, the Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 8.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the nine months ended March 31, 2007:

(in millions)	Nine Months Ended March 31, 2007
Balance at June 30, 2006	$76.8
Additions (1)	661.1
Payments	(72.0)

Balance at March 31, 2007	$665.9

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during the nine months ended March 31, 2007 of $7.3 million.

Future Spend

Certain merger, acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred, or if recorded amounts exceed costs, such changes in estimates will be recorded as special items when incurred.

The Company estimates that it will incur additional costs in future periods associated with various mergers, acquisitions and restructuring activities totaling approximately $28.4 million (approximately $17.9 million net of tax). These estimated costs are primarily associated with the second phase of the Company’s previously-announced global restructuring program, the Dohmen acquisition, the ParMed acquisition and the Alaris acquisition. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts will be expensed as special items when incurred.

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of Dohmen, the Company accrued, as part of its acquisition adjustments, a liability of $7.5 million related to employee termination and relocation costs and $13.2 million related to closing of certain facilities. As of March 31, 2007, the Company had paid $2.1 million of employee-related costs and $7.1 million of facility closure costs.

In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of March 31, 2007, the Company had paid $14.1 million of employee-related costs, $8.7 million associated with the facility closures and $1.1 million of other restructuring costs.

6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

In August 2006, the Company initiated a $1.0 billion commercial paper program, which replaced its former $1.5 billion commercial paper program. The Company increased the commercial paper program to $1.5 billion on February 28, 2007.

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

On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance and a minimum net worth covenant was added whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. The amendment eliminated a minimum adjusted net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. After the repayment, the Company had $150.0 million outstanding under its preferred debt securities.

On January 24, 2007, the Company amended certain of the terms of its existing $1.0 billion revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012.

On March 30, 2007, the Company entered into a $500 million unsecured committed short term loan facility, which was terminated on April 10, 2007. During the third quarter of fiscal 2007, the Company also terminated the $150.0 million extendible commercial note program.

See Note 4 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K, for more information regarding the long-term obligations and other short-term borrowings.

7. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. As discussed above in Note 1, during the first quarter of fiscal 2007, the Company realigned its operations into the following reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information was reclassified to conform to this new financial reporting presentation.

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as assets held for sale and its operating results are presented within discontinued operations. As a result, the Company’s remaining reportable segments are: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products Manufacturing. Prior period results were adjusted to reflect this change. See Note 11 for additional information.

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS disposal group and IPD, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as assets held for sale and the operating results are presented within discontinued operations. Prior period results were adjusted to reflect these changes. See Note 11 for additional information.

During the first quarter of fiscal 2006, the Company changed its methodology for allocating corporate costs to the reportable segments to better align corporate spending with the segments that receive the related benefits. During the second quarter of fiscal 2007, the Company began allocating equity-based compensation to the segments. In addition, during the second quarter of fiscal 2007, a portion of the corporate costs previously allocated to the PTS Business were reclassified to the remaining four segments. Prior period results were adjusted to reflect these changes.

During the fourth quarter of fiscal 2005, the Company decided to close its Humacao operations as part of its global restructuring program and committed to sell the assets of the Humacao operations and planned to transfer certain production to other existing facilities, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the three months ended September 30, 2005, the Company subsequently decided not to transfer production from Humacao operations to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. The net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. Prior period results were adjusted to reflect this change. See Note 11 for additional information.

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Revenue:
Healthcare Supply Chain Services – Pharmaceutical	$19,246.4	$17,784.6	$57,016.8	$51,294.6
Healthcare Supply Chain Services – Medical	1,906.9	1,828.6	5,585.4	5,361.4
Clinical Technologies and Services	674.3	602.5	1,931.2	1,781.7
Medical Products Manufacturing	457.6	413.0	1,336.1	1,193.3

Total segment revenue	22,285.2	20,628.7	65,869.5	59,631.0
Corporate (1)	(418.1)	(415.5)	(1,280.4)	(1,218.5)

Total consolidated revenue	$21,867.1	$20,213.2	$64,589.1	$58,412.5

(1)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based on segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to segments. See Notes 5 and 15 for further discussion of the Company’s special items and impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating (loss)/earnings in the condensed consolidated financial statements for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Segment profit: (1)
Healthcare Supply Chain Services – Pharmaceutical (2)	$379.7	$329.5	$996.4	$830.6
Healthcare Supply Chain Services – Medical (3)	88.7	93.4	234.7	229.4
Clinical Technologies and Services	98.3	88.0	241.6	224.2
Medical Products Manufacturing (3)	46.7	44.9	139.6	118.8

Total segment profit	613.4	555.8	1,612.3	1,403.0
Corporate (4)	(623.2)	(20.9)	(659.2)	(45.5)

Total consolidated operating (loss) / earnings	$(9.8)	$534.9	$953.1	$1,357.5

(1)	A portion of the corporate costs previously allocated to the PTS Business has been reclassified to the remaining four segments. In addition, equity-based compensation is now allocated to the segments; see Note 3 for further information regarding the Company’s consolidated equity-based compensation. Prior period information has been reclassified to conform to this new presentation.

(2)	During the first quarter of fiscal 2006, the Company recorded a charge of $31.8 million reflecting credits owed to certain vendors for prior periods.

(3)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services – Medical segment and the Medical Products Manufacturing segment to better align costs with the segment that receives the related benefits. Prior period information has been reclassified to conform to this new presentation.

(4)	Corporate includes special items of $612.0 million and $653.8 million during the three and nine months ended March 31, 2007, respectively, and $13.3 million and $47.8 million, respectively, for the comparable prior year periods. See Note 5 for further discussion of the Company’s special items. Corporate also includes operating asset impairments and gains and losses from the sale of operating and corporate assets, unallocated corporate administrative expenses and investment spending.

The following table includes total assets at March 31, 2007 and June 30, 2006 for each segment as well as reconciling items necessary to agree to the amounts reported in the condensed consolidated financial statements:

	Assets
(in millions)	March 31, 2007	June 30, 2006
Healthcare Supply Chain Services – Pharmaceutical	$12,031.8	$11,977.6
Healthcare Supply Chain Services – Medical	2,476.4	2,425.8
Clinical Technologies and Services	4,082.0	3,721.3
Medical Products Manufacturing	1,572.9	1,397.1

Total segment assets	20,163.1	19,521.8
Corporate (1)	4,128.9	3,911.5

Total consolidated assets	$24,292.0	$23,433.3

(1)	The Corporate assets primarily include cash and equivalents, assets held for sale and discontinued operations, net property and equipment and unallocated deferred taxes.

8. CONTINGENT LIABILITIES

Shareholder Litigation against Cardinal Health

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

The Company has recently been engaged in mediation with counsel for the plaintiffs regarding a possible settlement of the Cardinal Health federal securities actions. As a result of the mediation, on April 23, 2007, the Company announced that it had determined that it was necessary to record a reserve of $600 million for the quarter ended March 31, 2007 in respect of the Cardinal Health federal securities actions (but not in respect of the other matters described below). Since that announcement, the Company has negotiated a proposed memorandum of understanding with counsel for the plaintiffs to settle these actions, including an agreement by the Company to pay $600 million. On May 2, 2007, the Company’s Board of Directors approved the proposed memorandum of understanding; however, the proposed memorandum of understanding remains subject to approval by the class representatives for the plaintiffs. In addition, such a settlement would require notice to the class of plaintiffs in the Cardinal Health federal securities actions and would be subject to court approval. The defendants in the Cardinal Health federal securities actions continue to deny the violations of law alleged in those actions, and to the extent that any settlement is reached, such a settlement would be solely to eliminate the uncertainties, burden and expense of further protracted litigation. Unless and until the Cardinal Health federal securities actions are definitively resolved through settlement or otherwise, there can be no assurance that the amount reserved by the Company for this matter will be sufficient or that the Company’s efforts to resolve Cardinal Health federal securities actions will be successful, and the Company cannot predict the timing or outcome of these matters.

ERISA Litigation against Cardinal Health

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

The Company is currently unable to predict or determine the outcome or resolution of the Cardinal Health ERISA actions or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company’s results of operations, financial condition, liquidity and cash flows.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter, et al., No. 02-CVG-11-639 . On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder Litigation against Cardinal Health” above). Discovery is proceeding. The defendants intend to vigorously defend this action. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this proceeding.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al., Sam Wietschner, Derivatively on behalf of Cardinal Health, Inc. v. Robert D. Walter, et al. and Green Meadow Partners, LLP, Derivatively on behalf of Cardinal Health, Inc. v. David Bing, et al . The Cardinal Health Franklin County derivative actions allege that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities actions (see “Shareholder Litigation against Cardinal Health” above) and the Weed complaint (see below). On August 22, 2006, the Court granted the parties’ joint Motion to Stay the actions pending the Court’s resolution of the plaintiffs’ Motion to Consolidate the Cardinal Health Franklin County derivative actions with the Staehr derivative action pending in Delaware County, which is discussed above. None of the defendants has responded to the complaint. It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these proceedings.

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

Insurance Coverage for Shareholder/ERISA Litigation against Cardinal Health and Derivative Actions

With respect to the proceedings described above under the headings “Shareholder Litigation against Cardinal Health,” “ERISA Litigation against Cardinal Health,” and “Derivative Actions,” the Company currently believes that there will be some insurance coverage available under the Company’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency. On October 12, 2006, a complaint was filed by the Federal Insurance Company (“Federal”) against the Company and certain of its current and former members of the board of directors, officers and/or employees in the Court of Common Pleas, Franklin County, Ohio. Federal Insurance Company v. Cardinal Health, Inc., et al., No. 06CVH10 13447. Among other things, the complaint seeks a determination from the Court of Federal’s rights and obligations, if any, under successive directors’ and officers’ liability insurance policies issued by Federal with respect to the Cardinal Health federal securities actions and various state-court shareholder derivative lawsuits. The complaint also seeks a declaration that no coverage exists with respect to the Cardinal Health ERISA actions under successive fiduciary liability insurance policies issued by Federal. On January 26, 2007, the Company and the individual defendants filed their respective answers and counterclaims and sought to add additional insurers as counterclaim defendants. The Company is engaged in mediation with counsel for the plaintiff and certain other insurers regarding a possible settlement of this matter with respect to Federal and those insurers.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (collectively referred to as the “Syncor federal securities actions”). All of these actions were filed in the United States District Court for the Central District of California. These cases include Richard Bowe v. Syncor Int’l Corp., et al., No. CV 02-8560 LGB (RCx) (C.D. Cal.), Alan Kaplan v. Syncor Int’l Corp., et al., No. CV 02-8575 CBM (MANx) (C.D. Cal), Franklin Embon, Jr. v. Syncor Int’l Corp., et al., No. CV 02-8687 DDP (AJWx) (C.D. Cal), Jonathan Alk v. Syncor Int’l Corp., et al., No. CV 02-8841 GHK (RZx) (C.D. Cal), Joyce Oldham v. Syncor Int’l Corp., et al., CV 02-8972 FMC (RCx) (C.D. Cal), West Virginia Laborers Pension Trust Fund v. Syncor Int’l Corp., et al., No. CV 02-9076 NM (RNBx) (C.D. Cal), Brad Lookingbill v. Syncor Int’l Corp., et al., CV 02-9248 RSWL (Ex) (C.D. Cal), Them Luu v. Syncor Int’l Corp., et al., CV 02-9583 RGK (JwJx) (C.D. Cal), David Hall v. Syncor Int’l Corp., et al., CV 02-9621 CAS (CWx) (C.D. Cal), Phyllis Walzer v. Syncor Int’l Corp., et al., CV 02-9640 RMT (AJWx) (C.D. Cal), and Larry Hahn v. Syncor Int’l Corp., et al., CV 03-52 LGB (RCx) (C.D. Cal.) . The Syncor federal securities actions purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002. The actions allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice. The lead plaintiff has appealed this decision to the United States Court of Appeals for the Ninth Circuit.

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor ESSOP. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al. , was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets was upheld against Syncor, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee was upheld against defendants Monty Fu and Robert Funari. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case. The lead plaintiff has appealed this decision to the United States Court of Appeals for the Ninth Circuit.

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

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite ® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. This decision is subject to appeal. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.

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

On February 8, 2007, a Consent Decree for Condemnation and Permanent Injunction (the “Consent Decree”) between the Company and the FDA was entered by the District Court to resolve the seizure litigation. The Consent Decree outlines the steps the Company must take to resume manufacturing and selling Alaris SE pumps in the United States. The steps include submitting a plan to the FDA outlining corrections for the Alaris SE pumps currently in use by customers, submitting a reconditioning plan for the seized Alaris SE pumps, and engaging an independent expert to inspect Alaris SE pump facilities and certify the Company’s infusion pump operations. The corrective action and reconditioning plans must be approved by the FDA prior to implementation by the Company. On March 30, 2007, the Company received the FDA’s approval of its corrective action plan for the Alaris SE pumps currently in use by customers. On April 19, 2007, the Company received the FDA’s approval of its reconditioning plan for the Alaris SE pumps that were seized.

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

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Due to the reorganization of the Company’s reporting structure as discussed in Note 7 above, goodwill has been reassigned to the segments in accordance with SFAS 142.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2007 were as follows:

(in millions)	Healthcare Supply Chain Services - Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Medical Products Manufacturing	Total
Balance at June 30, 2006	$1,248.6	$373.5	$1,710.7	$424.1	$3,756.9
Goodwill acquired - net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	(20.8)	(1.4)	107.5	(12.0)	73.3
Transfer (4)	—	2.7	—	(2.7)	—

Balance at March 31, 2007	$1,227.8	$374.8	$1,818.2	$409.4	$3,830.2

(1)	The decrease within the Healthcare Supply Chain Services – Pharmaceuticals segment primarily relates to Dohmen purchase accounting adjustments, offset by the acquisition of SpecialtyScripts, LLC (“SpecialtyScripts”), which resulted in a preliminary goodwill allocation of $5.9 million. The SpecialtyScripts acquisition also includes a potential maximum contingent payment of $41.0 million.

(2)	The increase within the Clinical Technologies and Services segment primarily relates to the acquisition of MedMined, Inc. (“MedMined”) and Care Fusion, Inc. (“Care Fusion”), which resulted in a preliminary goodwill allocation of $66.0 million and $43.2 million, respectively. The MedMined acquisition also includes a potential maximum contingent payment of $17.0 million.

(3)	The decrease within the Medical Products Manufacturing segment primarily relates to Denver Biomedical Inc. (“Denver Biomedical”) purchase accounting adjustments of $17.1 million, offset by foreign currency translation adjustments.

(4)	At the end of fiscal 2006, the Company divided the businesses previously reported within the Medical Products and Services segment into the Healthcare Supply Chain Services – Medical and Medical Products Manufacturing segments to better align business operations. The transfer is an adjustment to the goodwill initially allocated between these new segments.

The allocation of the purchase price related to certain immaterial acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocation of the purchase price to be recorded to goodwill.

Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30, 2006 and March 31, 2007 was as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2006
Unamortized intangibles:
Trademarks and patents	185.4	0.4	185.0

Total unamortized intangibles	185.4	0.4	185.0
Amortized intangibles:
Trademarks and patents	163.7	40.0	123.7
Non-compete agreements	4.5	2.8	1.7
Customer relationships	221.7	57.7	164.0
Other	91.3	39.2	52.1

Total amortized intangibles	481.2	139.7	341.5

Total intangibles	666.6	140.1	526.5

March 31, 2007
Unamortized intangibles:
Trademarks and patents	201.9	0.4	201.5

Total unamortized intangibles	201.9	0.4	201.5
Amortized intangibles:
Trademarks and patents	176.7	52.8	123.9
Non-compete agreements	12.4	4.7	7.7
Customer relationships	258.9	82.8	176.1
Other	124.8	57.3	67.5

Total amortized intangibles	572.8	197.6	375.2

Total intangibles	774.7	198.0	576.7

There were no significant acquisitions of other intangible assets for the periods presented. Amortization expense for the three and nine months ended March 31, 2007 was $15.3 million and $45.2 million, respectively, and $12.8 million and $39.0 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2007	2008	2009	2010	2011
Amortization expense	$61.8	$56.4	$53.5	$50.6	$49.5

10. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which is ten years in duration, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2007, the maximum amount the Company could be required to reimburse was $120.9 million. The Company’s maximum amount to be reimbursed decreased during the third quarter of fiscal 2007 due to the Company’s decision to repurchase certain buildings, equipment and land of approximately $51.2 million, of which approximately $44.2 million relates to discontinued operations. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $3.0 million recorded as of March 31, 2007 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company from time to time extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At March 31, 2007 and June 30, 2006, notes in the program subject to the guaranty of the Company totaled $35.6 million and $35.1 million, respectively. At March 31, 2007 and June 30, 2006, accruals for premiums received in advance of the bank’s collection of notes were $0.8 million and $0.6 million, respectively.

11. DISCONTINUED OPERATIONS

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of the PTS Business are presented separately as assets held for sale and the operating results of the PTS Business are presented within discontinued operations. In accordance with SFAS No. 144, the Company confirmed the carrying value of the net assets of the PTS Business were not lower than the net expected fair value less costs to sell. The net assets held for sale of the PTS Business at March 31, 2007 and June 30, 2006 are included within the Corporate segment.

During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business to Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group, pursuant to the Purchase and Sale Agreement between the Company and Phoenix, dated as of January 25, 2007 and as amended as of March 9, 2007 and April 10, 2007 (the “Purchase Agreement”). At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. Of the approximately $1.1 billion gain on the sale from this transaction, $425.0 million of the gain related to a net deferred tax benefit was previously recorded in the second quarter of fiscal 2007 when the decision to sell the PTS Business was made and the remaining balance will be recorded in the fourth quarter of fiscal 2007.

In accordance with EITF Issue No. 93-7, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” during the second quarter of fiscal 2007, the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various Pharmaceutical Technologies and Services entities included in discontinued operations and the book basis of the Company’s investment in those entities.

The results of the PTS Business included in discontinued operations for the three and nine months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Revenue	$458.9	$424.3	$1,315.7	$1,242.8
Income before income taxes	$41.7	$16.4	$69.2	$53.1
Income tax benefit / (expense)	$(10.5)	$(0.9)	$407.0	$(6.7)
Income from discontinued operations	$31.2	$15.5	$476.2	$46.4
Comprehensive income from discontinued operations	$40.7	$20.7	$510.6	$10.4

The net periodic benefit cost included in discontinued operations for the PTS Business was $1.9 million and $5.7 million for the three and nine months ended March 31, 2007, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended March 31, 2006, respectively.

Interest expense allocated to discontinued operations for the PTS Business was $7.9 million and $25.3 million for the three and nine months ended March 31, 2007, respectively, compared to $6.6 million and $17.9 million for the three and nine months ended March 31, 2006, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business discontinued operations versus the overall invested capital of the Company.

At March 31, 2007 and June 30, 2006, the major components of the PTS Business’ assets and liabilities held for sale and included in discontinued operations were as follows:

(in millions)	March 31, 2007	June 30, 2006
Current assets	$1,236.1	$751.2
Property and equipment, net	1,156.2	1,079.1
Other assets	675.4	696.6

Total assets	$3,067.7	$2,526.9

Current liabilities	$286.6	$256.9
Long-term debt and other	240.3	196.9

Total liabilities	$526.9	$453.8

Operating cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS disposal group and IPD thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the Healthcare Marketing Services business will remain within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as assets held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the businesses’ net carrying value.

Impairment charges of approximately $32.0 million during the nine months ended March 31, 2007 and $152.7 million during the three and nine months ended March 31, 2006 were recorded within discontinued operations for the HMS disposal group. In the third quarter of fiscal 2007, the Company completed the sale of the HMS disposal group. Any gain or loss will be recorded in discontinued operations upon completion of the final sales price adjustments; however, at this time, the Company believes the current impairment charge is sufficient. The net assets held for sale of the HMS disposal group at March 31, 2007 and June 30, 2006 are included within the Corporate segment.

In the first quarter of fiscal 2007, the IPD business was sold resulting in an additional $10.4 million loss on sale which is recorded in discontinued operations. An additional impairment was recorded in the second quarter of fiscal 2007 resulting in charges of $15.3 million recorded in discontinued operations during the nine months ended March 31, 2007. An impairment of $85.5 million was recorded in discontinued operations during the third quarter of fiscal 2006. The net assets held for sale of the IPD business at June 30, 2006 are included within the Healthcare Supply Chain Services-Pharmaceutical segment.

During the fourth quarter of fiscal 2005, the Company decided to close Humacao as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an asset impairment to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In accordance with SFAS No. 144, the net assets of Humacao are presented as assets held for sale and the results of operations of Humacao are presented as discontinued operations. The net assets at March 31, 2007 and June 30, 2006 for the discontinued operations are included within the Corporate segment

The combined results of the HMS disposal group, IPD and Humacao included in discontinued operations for the three and nine months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Revenue	$5.0	$121.6	$167.1	$409.4
Impairments/loss on sale	—	(238.2)	(47.3)	(238.2)
Loss before income taxes	(9.7)	(246.7)	(70.1)	(270.9)
Income tax benefit	2.4	37.7	20.8	44.1
Loss from discontinued operations	$(7.3)	$(209.0)	$(49.3)	$(226.8)

Interest expense allocated to the HMS disposal group, IPD and Humacao discontinued operations was $0.2 million and $1.4 million for the three and nine months ended March 31, 2007, respectively, and $0.7 million and $2.3 million for the three and nine months ended March 31, 2006, respectively. Due to the sale of IPD in the first quarter of fiscal 2007, no interest expense was allocated for the second quarter of fiscal 2007. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

The assets and liabilities held for sale and discontinued operations at March 31, 2007 related to the HMS disposal group and Humacao and at June 30, 2006 related to the HMS disposal group, IPD and Humacao were as follows:

(in millions)	March 31, 2007	June 30, 2006
Total assets	$50.4	$212.6
Total liabilities (1)	$8.6	$80.4

(1)	Deferred tax assets and liabilities for the HMS disposal group are reported net, resulting in a net deferred tax asset classified within liabilities from businesses held for sale and discontinued operations.

Operating cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

12. EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs for the three and nine months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.5	$0.3
Interest cost	0.3	0.3	1.0	0.8
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.1)

Net periodic benefit costs	$0.1	$—	$0.3	$—

The Company sponsors other post-retirement benefit plans which are immaterial for all periods presented.

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

See Note 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K, for more information regarding the off-balance sheet arrangements.

14. INCOME TAXES

The Company’s (benefit)/provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was (88.2)% and 29.3%, respectively, for the three and nine months ended March 31, 2007, as compared to 33.1% and 32.9%, respectively, for the three and nine months ended March 31, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items, and other discrete items, which may have unique tax consequences depending on the nature of the item. In the third quarter of fiscal 2007, the Company recognized a tax benefit of $215.5 million in connection with the $600.0 million shareholder litigation reserve recognized in the same quarter (see Note 8 for further discussion of the shareholder litigation charge). Due to the unique tax consequences of the shareholder litigation charge, the benefit was recognized at a 35.9% effective tax rate which differs from the Company’s effective tax rate excluding this item of 32.0%.

During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $9.9 million adjustment to the tax reserves primarily due to the issuance of a final Internal Revenue Service (“IRS”) Revenue Agent Report that related to fiscal years 2001 and 2002.

During the second quarter of fiscal 2007, the effective tax rate from continuing operations was negatively impacted by a $7.3 million adjustment to the tax reserves related to an ongoing international tax audit.

During the third quarter of fiscal 2007, the Company entered into an agreement with the IRS for fiscal years 1996 through 2000 which were the subject of ongoing examinations. As a result, the Company reversed tax reserves of approximately $8.9 million.

The Company’s provision for income taxes relative to discontinued operations was an $8.1 million expense and a $427.8 million benefit for the three and nine months ended March 31, 2007 respectively. See Note 11 for discussion of the $425 million net tax benefit included in discontinued operations.

15. INVESTMENTS

At March 31, 2007 and June 30, 2006, the Company invested approximately $300.0 million and $289.5 million, respectively, in tax-exempt auction rate securities. At June 30, 2006, the Company invested approximately $208.9 million in tax-exempt variable rate demand notes. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The interest rate payable on the Company’s current investments resets every 28 or 35 days, and the investments are automatically reinvested unless the Company provides notice of intent to liquidate to the broker. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The underlying maturities of the current investments range from 2 to 34 years. The bonds are issued by municipalities and other tax exempt entities. Most are backed by letters of credit from the banking institutions that broker the debt placements or another financial institution. All of the investments have ratings of at least AA.

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

16. SUBSEQUENT EVENTS

On April 10, 2007, the Company completed the sale of the PTS Business to Phoenix, an affiliate of The Blackstone Group, pursuant to the Purchase Agreement. At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. As previously announced, the Company plans to use the after tax net proceeds of approximately $3.1 billion from the sale to repurchase shares. Of the approximately $1.1 billion gain on the sale from this transaction, $425.0 million of the gain related to a net deferred tax benefit was previously recorded in the second quarter of fiscal 2007 when the decision to sell the PTS Business was made and the remaining balance will be recorded in the fourth quarter of fiscal 2007.

The Purchase Agreement contains customary indemnification provisions for sale transactions of this type. It also provides for customary post-closing purchase price adjustments based on actual amounts of working capital, cash and indebtedness of the PTS Business instead of the estimated amounts used at the closing. The actual terms of the indemnification and purchase price adjustment provisions are set forth in the Purchase Agreement, which was filed as Exhibits 2.01, 2.02 and 2.03 to the Company’s Form 8-K filed on April 16, 2007. See Note 11 for additional information.

On April 30, 2007, the Company announced a third phase of its global restructuring program to move the headquarters of the Company’s Healthcare Supply Chain Services – Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. See the Company’s Form 8-K filed on April 30, 2007 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2007 and June 30, 2006, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2007 and 2006. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K.

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

Overview

Unless otherwise indicated, throughout this Management’s Discussion and Analysis, discussion of matters in the Company’s condensed consolidated financial statements refers to continuing operations. The following summarizes the Company’s results of operations for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per Common Share amounts)	Growth (1)	2007	2006	Growth (1)	2007	2006
Revenue	8%	$21,867.1	$20,213.2	11%	$64,589.1	$58,412.5
Cost of products sold (2)	8%	20,479.6	18,958.8	11%	60,701.3	54,890.7

Gross margin	11%	1,387.5	1,254.4	10%	3,887.8	3,521.8
Selling, general and administrative expenses (2)	12%	781.7	701.0	7%	2,263.0	2,111.9
Impairment charges and other	N.M.	3.6	5.2	N.M.	17.9	4.6
Special items	N.M.	612.0	13.3	N.M.	653.8	47.8

Operating (loss) / earnings	N.M.	(9.8)	534.9	(30)%	953.1	1,357.5
Interest expense and other	23%	32.2	26.2	33%	102.2	76.7

(Loss) / earnings before income taxes and discontinued operations	N.M.	(42.0)	508.7	(34)%	850.9	1,280.8
(Benefit) / provision for income taxes	N.M.	(37.1)	168.4	(41)%	248.9	421.3

(Loss) / earnings from continuing operations	N.M.	(4.9)	340.3	(30)%	602.0	$859.5
Earnings / (loss) from discontinued operations	N.M.	23.9	(193.5)	N.M.	426.9	(180.4)

Net earnings	(87)%	$19.0	$146.8	52%	$1,028.9	$679.1

Net diluted earnings per Common Share	(85)%	$0.05	$0.34	59%	$2.51	$1.58

(1)	Growth is calculated as the percentage change for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006.

(2)	During the second quarter of fiscal year 2007, the Company changed the classification of certain immaterial implementation costs associated with the sale of medical and supply storage devices in the Clinical Technologies and Services segment from selling, general and administrative expenses to cost of products sold. Prior period balances have been reclassified to conform to the new presentation.

During the second quarter of fiscal 2007, the Company committed to plans to sell the Pharmaceutical Technologies and Services segment, other than the Martindale and Beckloff Associates businesses (the segment, excluding the Martindale and Beckloff Associates businesses, is hereinafter referred to as the “PTS Business”), thereby meeting the held for sale criteria set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as assets held for sale and its operating results are presented within discontinued

operations. Additionally, a portion of the general corporate costs previously allocated to the PTS Business has been reclassified to the remaining four segments. Prior period balances have been reclassified to conform to the new presentation. The Company completed the sale of the PTS Business in the fourth quarter of fiscal 2007. See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s discontinued operations.

The two businesses the Company retained after divesting the PTS Business support the generic pharmaceutical market. Martindale develops generic, intravenous medicine that is complementary to the Company’s hospital business and generics strategy. Beckloff Associates provides pharmaceutical regulatory consulting, including services for the Company’s generic products. The Martindale and Beckloff Associates businesses are included in the Healthcare Supply Chain Services-Pharmaceutical segment for all periods presented. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s segments.

Revenue

Revenue increased $1.7 billion or 8% and $6.2 billion or 11%, respectively, for the three and nine months ended March 31, 2007 compared to the same periods in the prior year, driven by strong demand for the Company’s products and services. The increases resulted from revenue growth in each of the Company’s four reportable segments, including revenue growth of 8% and 11% within the Healthcare Supply Chain Services – Pharmaceutical segment for the three and nine months ended March 31, 2007, respectively, due to strong growth in the core pharmaceutical distribution business and bulk customer sales. The Healthcare Supply Chain Services – Pharmaceutical segment represents approximately 86% and 87%, respectively, of total Company revenue for the three and nine month periods ended March 31, 2007. New product offerings from the Clinical Technologies and Services and Medical Products Manufacturing segments also contributed to revenue growth. Refer to “Segment Results” below for further discussion of the specific drivers of revenue growth.

Cost of Products Sold

Cost of products sold increased $1.5 billion or 8% and $5.8 billion or 11%, respectively, for the three and nine months ended March 31, 2007 compared to the same periods in the prior year. The increases in cost of products sold were primarily due to the respective 8% and 11% growth in revenue. Refer to the gross margin discussion below and segment profit section within “Segment Results” for further discussion of cost of products sold.

Gross Margin

Gross margin increased $133.1 million or 11% and $366.0 million or 10%, respectively, for the three and nine months ended March 31, 2007 compared to the same periods in the prior year. The increases in gross margin were primarily due to revenue growth described above coupled with branded pharmaceutical price appreciation and new generic product launches within the Healthcare Supply Chain Services – Pharmaceutical segment and gross margin growth within the Clinical Technologies and Services and Medical Product Manufacturing segments.

Fiscal 2007 items impacting gross margin during the three and nine months ended March 31, 2007 include the Healthcare Supply Chain Services—Pharmaceutical segment’s recognition of $7.6 million of vendor credits in the first quarter and recognition of additional distribution service agreement fees of $15.8 million during the third quarter and the Clinical Technologies and Services segment’s first quarter $13.5 million charge related to the Alaris SE pump recall. Prior year items impacting gross margin for the three and nine months ended March 31, 2006 include a $31.8 million charge related to vendor credits recorded in the first quarter of fiscal 2006 and the $19.5 million last-in, first-out (“LIFO”) credit provisions recorded in the second and third quarters of fiscal 2006 included in the Healthcare Supply Chain Services—Pharmaceutical segment. Refer to the segment profit section within “Segment Results” for further discussion of gross margin.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $80.7 million or 12% and $151.1 million or 7%, respectively, for the three and nine months ended March 31, 2007, compared with the same periods in the prior year. The increases in SG&A expenses were primarily in support of the Company’s respective 8% and 11% revenue growth, costs attributed to acquisitions and a prior year bad debt reduction. Acquired businesses, primarily Parmed and Dohmen, contributed $16.4 million and $56.3 million, respectively, to SG&A growth over the comparable prior year periods. Accounts receivable reserve adjustments of $8.0 million recorded by the Clinical Technologies and Services segment in the third quarter of fiscal 2006 also negatively impacted the year-over-year comparisons. These increases were partially offset by a decrease in equity-based compensation expense, as described in more detail below, and expense reductions due to various operational excellence initiatives. Refer to the segment profit section within “Segment Results” below for further discussion.

The Company recorded $39.0 million and $109.3 million, respectively, for equity-based compensation during the three and nine months ended March 31, 2007 compared with $41.8 million and $162.7 million, respectively, in the comparable prior year periods. Equity-based compensation expense was significantly impacted by $5.9 million and $43.7 million during the three and nine months ended March 31, 2006, respectively, from the vesting of the SARs upon issuance on August 3, 2005 to the Company’s then-Chairman and Chief Executive Officer with an exercise price significantly below the then-current price of the Company’s Common Shares and from the subsequent remeasurement of the fair value of the SARs. In quarters subsequent to issuing the SARs, the fair value has been and will continue to be remeasured until the SARs are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding equity-based compensation.

Impairment Charges and Other

The Company recorded impairment charges and other expense of $3.6 million and $17.9 million, respectively, for the three and nine months ended March 31, 2007. See Note 15 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding impairment charges and other.

Special Items

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Restructuring charges	$6.6	$11.2	$28.4	$28.0
Merger charges	2.9	7.2	14.0	20.0
Litigation and other	602.5	(5.1)	611.4	(0.2)

Total special items	$612.0	$13.3	$653.8	$47.8

Special items increased $598.7 million and $606.0 million, respectively, during the three and nine months ended March 31, 2007. The increases relate to recording a $600.0 million reserve associated with the shareholder litigation discussed in more detail below under “Other Matters – Shareholder Litigation.” See Note 5 of “Notes to Condensed Consolidated Financial Statements” for detail of the Company’s special items.

Interest Expense and Other

The Company recorded interest expense and other charges of $32.2 million and $102.2 million, respectively, during the three and nine months ended March 31, 2007. The increases of $6.0 million or 23% and $25.5 million or 33% over the comparable prior year periods resulted primarily from increased average borrowing levels and interest rates.

Interest expense allocated to discontinued operations for the PTS Business was $7.9 million and $25.3 million for the three and nine months ended March 31, 2007, respectively, compared to $6.6 million and $17.9 million for the three and nine months ended March 31, 2006, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business discontinued operations versus the overall invested capital of the Company. Upon divesting of the PTS Business, interest will remain in continuing operations. The impact on earnings from continuing operations for the periods presented would be a reduction of $5.4 million and $17.2 million for the three and nine months ended March 31, 2007, respectively, compared to $4.4 million and $12.0 million for the three and nine months ended March 31, 2006, respectively.

(Benefit)/Provision for Income Taxes – Continuing Operations

The Company’s (benefit)/provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was (88.2)% and 29.3%, respectively, for the three and nine months ended March 31, 2007, as compared to 33.1% and 32.9%, respectively, for the three and nine months ended March 31, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items, and other discrete items, which may have unique tax consequences depending on the nature of the item. In the third quarter of fiscal 2007, the Company recognized a tax benefit of $215.5 million in connection with the $600.0 million shareholder litigation reserve recognized in the same quarter (see “Other Matters—Shareholder Litigation” below and Note 8 for further discussion of the shareholder litigation charge). Due to the unique tax consequences of the shareholder litigation charge, the benefit was recognized at a 35.9% effective tax rate which differs from the Company’s effective tax rate excluding this item of 32.0%.

During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $9.9 million adjustment to the tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002.

During the second quarter of fiscal 2007, the effective tax rate from continuing operations was negatively impacted by a $7.3 million adjustment to the tax reserves related to an ongoing international tax audit.

During the third quarter of fiscal 2007, the Company entered into an agreement with the IRS for fiscal years 1996 through 2000 which were the subject of ongoing examinations. As a result, the Company reversed tax reserves of approximately $8.9 million.

Provision for Income Taxes - Discontinued Operations

The Company’s provision for income taxes on discontinued operations was an $8.1 million expense and $427.8 million benefit for the three and nine months ended March 31, 2007, respectively. During the second quarter of fiscal 2007, the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various Pharmaceutical Technologies and Services entities included in discontinued operations and the book basis of the Company’s investment in those entities.

Income from Discontinued Operations

See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Other Matters

Sale of Pharmaceutical Technologies and Services Segment

On April 10, 2007, the Company completed the sale of the PTS Business to Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group, pursuant to the Purchase and Sale Agreement between the Company and Phoenix, dated as of January 25, 2007 and as amended as of March 9, 2007 and April 10, 2007 (the “Purchase Agreement”). At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. As previously announced, the Company plans to use the after tax net proceeds of approximately $3.1 billion from the sale to repurchase shares. Of the approximately $1.1 billion gain on the sale from this transaction, $425.0 million of the gain related to a net deferred tax benefit was previously recorded in the second quarter of fiscal 2007 when the decision to sell the PTS Business was made and the remaining balance will be recorded in the fourth quarter of fiscal 2007.

The Purchase Agreement contains customary indemnification provisions for sale transactions of this type. It also provides for customary post-closing purchase price adjustments based on actual amounts of working capital, cash and indebtedness of the PTS Business instead of the estimated amounts used at the closing. The actual terms of the indemnification and purchase price adjustment provisions are set forth in the Purchase Agreement, which was filed as Exhibits 2.01, 2.02 and 2.03 to the Company’s Form 8-K filed on April 16, 2007.

Shareholder Litigation

The Company has recently been engaged in mediation with counsel for the plaintiffs regarding a possible settlement of the Cardinal Health federal securities actions. As a result of the mediation, on April 23, 2007, the Company announced that it had determined that it was necessary to record a reserve of $600 million for the quarter ended March 31, 2007 in respect of the Cardinal Health federal securities actions. Since that announcement, the Company has negotiated a proposed memorandum of understanding with counsel for the plaintiffs to settle these actions, including an agreement by the Company to pay $600 million. On May 2, 2007, the Company’s Board of Directors approved the proposed memorandum of understanding; however, the proposed memorandum of understanding remains subject to approval by the class representatives for the plaintiffs. In addition, such a settlement would require notice to the class of plaintiffs in the Cardinal Health federal securities actions and would be subject to court approval. The defendants in the Cardinal Health federal securities actions continue to deny the violations of law alleged in those actions, and to the extent that any settlement is reached, such a settlement would be solely to eliminate the uncertainties, burden and expense of further protracted litigation. Unless and until the Cardinal Health federal securities actions are definitively resolved through settlement or otherwise, there can be no assurance that the amount reserved by the Company for this matter will be sufficient or that the Company’s efforts to resolve the Cardinal Health federal securities actions will be successful, and the Company cannot predict the timing or outcome of these matters.

The reserve recorded does not relate to any other legal proceedings to which the Company is a party discussed in Note 8 of “Notes to Condensed Consolidated Financial Statements” and under “Part II, Item 1: Legal Proceedings,” including, but not limited to, the matters discussed under the headings “ERISA Litigation against Cardinal Health,” “Derivative Actions” and “SEC Investigation and U.S. Attorney Inquiry.” This reserve also does not impact the agreement-in-principle the Company previously reached with the SEC discussed under “Government Investigations” below.

Global Restructuring Program

As previously reported, during fiscal 2005, the Company launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. On April 30, 2007, the Company announced a third phase of its global restructuring program to move the headquarters of the Company’s Healthcare Supply Chain Services – Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. The Company expects this third phase to be substantially completed by the end of fiscal 2009. See the Company’s Form 8-K filed on April 30, 2007 for additional information.

Government Investigations

The Company is currently the subject of a formal investigation by the SEC relating to certain accounting and financial reporting matters, and the U.S. Attorney’s Office for the Southern District of New York is conducting an inquiry with respect to the Company. The Company continues to engage in settlement discussions with the staff of the SEC and has reached an agreement-in-principle on the basic terms of a potential settlement involving the Company that the SEC staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $35.0 million penalty. As a result, the Company recorded reserves totaling $35.0 million in prior periods. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. For further information regarding these matters, see Note 8 of “Notes to Condensed Consolidated Financial Statements.”

Segment Results

Reportable Segments

During the first quarter of fiscal 2007, the Company realigned its operations into the following five reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The five segments align within two major sectors: Healthcare Supply Chain Services, which is focused on the Company’s logistics and distribution capabilities, and Clinical and Medical Products, which is focused on manufacturing businesses.

During the second quarter of fiscal 2007, the Company announced the planned divestiture of the PTS Business and, accordingly, after-tax operations of the PTS Business appear in the discontinued operations line on the income statement for both the current and prior year comparative periods. As a result of the divestiture of the PTS Business, the Company’s remaining four reportable segments are: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products Manufacturing.

Segment revenue

The following table summarizes segment revenue for the three and nine month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,
		Segment Revenue			Segment Revenue
	Growth (1)	2007	2006	Growth (1)	2007	2006
Healthcare Supply Chain Services – Pharmaceutical
Revenue from Non-Bulk Customers	6%	$10,841.6	$10,214.3	7%	$31,883.6	$29,833.7
Revenue from Bulk Customers	11%	8,404.8	7,570.3	17%	25,133.2	21,460.9

Total HSCS – Pharmaceutical	8%	19,246.4	17,784.6	11%	57,016.8	51,294.6
Healthcare Supply Chain Services – Medical	4%	1,906.9	1,828.6	4%	5,585.4	5,361.4
Clinical Technologies and Services	12%	674.3	602.5	8%	1,931.2	1,781.7
Medical Products Manufacturing	11%	457.6	413.0	12%	1,336.1	1,193.3

Total segment revenue	8%	$22,285.2	$20,628.7	10%	$65,869.5	$59,631.0

(1)	Growth is calculated as the percentage change in the revenue for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006.

Healthcare Supply Chain Services – Pharmaceutical. This segment’s revenue increased $1.5 billion or 8% and $5.7 billion or 11%, respectively, for the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Revenue from non-bulk customers grew approximately $627.3 million and $2.0 billion, respectively, for the three and nine months ended March 31, 2007. The increase in revenue from non-bulk customers was driven by the impact of the Dohmen acquisition, branded pharmaceutical price appreciation, increased volume from existing customers and the addition of new customers. These increases were offset by a decline in the Specialty Distribution business of approximately $372.4 million and $1.4 billion, respectively, for the three and nine months ended March 31, 2007 due largely to the loss of that business’ largest customer at the beginning of the third quarter of fiscal 2006 and the sale of a significant portion of this business in the fourth quarter of fiscal 2006.

•

Revenue from bulk customers (described below) grew $834.5 million and $3.7 billion, respectively, for the three and nine months ended March 31, 2007. Revenue from bulk customers increased due to additional volume from existing mail order and warehouse customers and branded pharmaceutical price appreciation.

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

Bulk customers receive lower pricing, generating lower revenue for the Company, on sales of the same products than non-bulk customers due to volume pricing in a competitive market and lower costs related to the services provided by the Company. Bulk customers also generate higher cost of products sold than non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The lower revenue and higher cost of products sold results in significantly lower gross margin per revenue dollar from bulk customers than from non-bulk customers. The SG&A expenses relating to servicing bulk customers are substantially lower than servicing non-bulk customers, because as noted above, deliveries to bulk customers require substantially less services than deliveries to non-bulk customers. As a result of lower pricing and higher costs of the products sold partially offset by lower SG&A expenses, segment profit per revenue dollar from bulk customers is significantly lower than that from non-bulk customers. See the Healthcare Supply Chain Services—Pharmaceutical “Segment Profit” discussion below for the significant items impacting segment profit.

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

Healthcare Supply Chain Services – Medical. This segment’s revenue increased $78.3 million or 4% and $224.0 million or 4%, respectively, for the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Sales to hospitals and ambulatory care centers increased approximately $46.8 million and $124.0 million, respectively, during the three and nine months ended March 31, 2007. Growth in these markets was driven by expanding customer bases, but was adversely impacted by transitional challenges associated with the Company’s new consolidated customer service center model.

•	Revenue within the laboratory business unit grew approximately $20.1 million and $59.0 million, respectively, based on strong instrument, capital equipment and consumables sales.

•

Growth in the Canadian medical supply distribution business of approximately $8.7 million and $31.9 million, respectively, during the three and nine months ended March 31, 2007 based on expanding customer bases, one-time pandemic orders and the impact of favorable foreign exchange rates.

Clinical Technologies and Services. This segment’s revenue increased approximately $71.8 million or 12% and $149.5 million or 8%, respectively, during the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

The Medication Technologies business, which includes both the Alaris and Pyxis product lines, grew $65.4 million and $134.7 million, respectively, during the three and nine months ended March 31, 2007 based upon favorable reaction to new products launched during fiscal 2007. Demand for both Alaris and Pyxis products continues to be strong as evidenced by the increase in committed contracts over the prior year.

•	The segment’s other product and service lines contributed additional revenue of approximately $6.4 million and $14.8 million, respectively, during the three and nine months ended March 31, 2007.

Medical Products Manufacturing. This segment’s revenue increased $44.6 million or 11% and $142.8 million or 12%, respectively, for the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

New product launches, new customer accounts and competitive displacements within the segment’s manufactured gloves and respiratory product lines contributed approximately $11.0 million and $42.7 million, respectively, to revenue growth during the three and nine months ended March 31, 2007.

•

International revenue growth in Canada, Europe and other markets contributed additional revenue of approximately $16.9 million and $41.8 million, respectively, during the three and nine months ended March 31, 2007 as a result of investments in selling and marketing coupled with favorable foreign exchange rates.

•

Converters® infection prevention products contributed approximately $10.3 million and $28.8 million, respectively, to revenue growth during the three and nine months ended March 31, 2007 due to new customer contracts and increased demand from hospitals in preparation for potential influenza outbreak.

•	The Denver Biomedical acquisition increased the revenue growth rate by approximately $7.0 million and $18.6 million, respectively, during the three and nine months ended March 31, 2007.

Segment Profit

The following table summarizes segment profit for the three and nine months ended March 31, 2007 and 2006. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for differences between segment profit and consolidated operating earnings.

	Three Months Ended March 31,			Nine Months Ended March 31,
		Segment Profit			Segment Profit
	Growth (1)	2007	2006	Growth (1)	2007	2006
Healthcare Supply Chain Services - Pharmaceutical (2)	15%	$379.7	$329.5	20%	$996.4	$830.6
Healthcare Supply Chain Services - Medical (2)(3)	(5)%	88.7	93.4	2%	234.7	229.4
Clinical Technologies and Services (2)	12%	98.3	88.0	8%	241.6	224.2
Medical Products Manufacturing (2) (3)	4%	46.7	44.9	17%	139.6	118.8

Total segment profit (2)		$613.4	$555.8		$1,612.3	$1,403.0

(1)	Growth is calculated as the percentage change in segment profit for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006.

(2)	A portion of the corporate costs previously allocated to the PTS Business have been reclassified to the remaining four segments. In addition, equity-based compensation has been allocated to the segments; see discussions below for the impact of equity-based compensation on the related segments. Prior period information has been reclassified to conform to this new presentation. See Note 3 in “Notes to Condensed Consolidated Financial Statements” for further information regarding the Company’s consolidated equity-based compensation.

(3)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services – Medical segment and the Medical Products Manufacturing segment to better align costs with the segment that receives the related benefits. Prior period information has been adjusted to reflect this change in methodology.

Healthcare Supply Chain Services – Pharmaceutical. Segment profit increased $50.2 million or 15% and $165.8 million or 20%, respectively, during the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased approximately $67.4 million and $218.4 million, respectively, for the three and nine months ended March 31, 2007. The increases were due primarily to increased sales volume and favorable vendor pricing, partially offset by additional discounts to customers. Favorable vendor pricing resulted from new generic product launches, growth in amounts of generic and nuclear vendor price discounts, effective generic and nuclear pharmaceutical sourcing and branded pharmaceutical price appreciation. Discounts to customers increased due to continued competitive pressures as evidenced by recent large retail contract repricings. The Company expects to begin experiencing the full impact of these repricings in the fourth quarter of fiscal 2007. Some factors affecting this segment’s gross margin include:

•

Prior period items increased segment profit by $39.4 million for the nine month period ended March 31, 2007 compared to the nine months ended March 31, 2006. The first item was the $31.8 million charge recorded in the first quarter of fiscal 2006 reflecting credits owed to certain vendors for prior periods. The second item was a $7.6 million vendor credit received in the first quarter of fiscal 2007 that related to prior periods.

•

During the third quarter of fiscal 2007, this segment recognized $15.8 million of distribution service agreement fees which related to the second quarter. The distribution service agreement fees were recognized after vendor confirmation of successful achievement of service performance metrics for the calendar year 2006.

•

During the three and nine months ended March 31, 2007, LIFO provisions had no impact on gross margin due to the deflationary generic pharmaceutical environment which caused inventories at LIFO to exceed first in, first out (“FIFO”) values. The Company expects this trend to continue through the remainder of the fiscal year. The Company’s policy is not to record inventories in excess of FIFO which approximates current market value. During the three and nine months ended March 31, 2006, segment profit increased as the result of the respective $6.5 million and $19.5 million LIFO credit provisions recorded due to price deflation within generic pharmaceutical inventories.

•

SG&A expenses increased approximately $17.2 million and $52.5 million, respectively, for the three and nine months ended March 31, 2007 compared to corresponding periods in the prior year. SG&A expenses increased in support of the 8% quarterly and 11% year-to-date growth of segment revenue and additional costs associated with acquisitions. These increases were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately $2.5 million and $9.3, respectively, million for the three and nine months ended March 31, 2007.

Healthcare Supply Chain Services – Medical. Segment profit decreased $4.7 million or 5% and increased $5.3 million or 2%, respectively, during the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased approximately $5.9 million and $26.5 million, respectively, for the three and nine months ended March 31, 2007 due primarily to increased sales volumes driven by overall market growth and strong momentum in the laboratory and Canadian business units.

•

SG&A expenses increased approximately $10.7 million and $21.1 million, respectively, for the three and nine months ended March 31, 2007. Increases in these expenses were primarily due to the 4% increases in revenue over the respective periods, higher fuel costs and unfavorable accounts receivable adjustments. The year-over-year decrease in equity-based compensation positively impacted segment profit by approximately $2.3 million and $11.1 million, respectively, for the three and nine months ended March 31, 2007.

Clinical Technologies and Services. Segment profit increased $10.3 million or 12% and $17.4 million or 8%, respectively, during the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased approximately $45.0 million and $74.1 million, respectively, for the three and nine months ended March 31, 2007 due primarily to increased sales volumes driven by continued strong demand for the segment’s new and existing products. Year-to-date results reflect the negative impact of the $13.5 million charge related to the Alaris® SE pump for estimated costs of the segment’s corrective action plan and the positive impact of $5.8 million due to licensing agreements and customer reimbursements of excess rebate payments.

•

SG&A expenses increased approximately $34.7 million and $56.7 million, respectively, for the three and nine months ended March 31, 2007. Increases in these expenses were primarily in support of the respective 12% and 8% increases in revenue, improvements in customer service and product quality, recent acquisitions and continued investments in research and development and international infrastructure. The $8.0 million accounts receivable reserve adjustment recorded in the third quarter of fiscal 2006 negatively impacted the year-over-year comparisons. These increases in SG&A expenses were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately $2.4 million and $10.2 million, respectively, for the three and nine months ended March 31, 2007.

Medical Products Manufacturing. Segment profit increased by $1.8 million or 4% and $20.8 million or 17%, respectively, for the three and nine months ended March 31, 2007 compared with the same periods in the prior year. Principal factors include:

•

Gross margin increased approximately $15.1 million and $47.5 million, respectively, for the three and nine months ended March 31, 2007 due primarily to increased sales volumes, realization of manufacturing efficiencies through operational excellence and facility restructuring initiatives and the year-over-year impact of the Denver Biomedical acquisition.

•

SG&A expenses increased approximately $13.4 million and $26.7 million, respectively, for the three and nine months ended March 31, 2007. Increases in these expenses were primarily in support of the respective 11% and 12% increase in revenue, employee related charges, the impact of foreign exchange rates, the year-over-year impact of the Denver Biomedical acquisition and investments in both new product research and international infrastructure. These increases were partially offset by the year-over-year decrease in equity-based compensation, which positively impacted segment profit by approximately $2.0 million and $9.8 million, respectively, for the three and nine months ended March 31, 2007.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006:

	Nine Months Ended March 31,
(in millions)	2007	2006
Cash provided by/(used in):
Operating activities	$1,409.8	$1,624.1
Investing activities	$(270.1)	$(825.4)
Financing activities	$(1,460.5)	$(517.9)

Operating activities. Continuing operations contributed $1.3 billion to net cash provided by operating activities during the nine months ended March 31, 2007, a decrease of $158.0 million compared to the same prior year period. During the nine months ended March 31, 2007, accounts payable and other accrued liabilities and operating items increased approximately $493.1 million and $703.3 million, respectively, which was partially offset by increased trade receivables of approximately $819.6 million. The increase in accounts payable is due to the 11% increase in revenue and the timing of payments for inventory purchases and the increase in other accrued liabilities and operating items is due to the impact of the $600.0 million shareholder litigation reserve as discussed in Notes 5 and 8 of “Notes to Condensed Consolidated Financial Statements.” The year-over-year increase in trade receivables is due primarily to the $550.0 million repurchase of trade receivables under the Company’s committed receivables program as discussed in

Note 13 of “Notes to Condensed Consolidated Financial Statements.” Discontinued operations contributed approximately $115.2 million to net cash provided by operating activities for the nine months ended March 31, 2007. Operating cash provided by discontinued operations was driven by changes in operating assets and liabilities in addition to earnings before taxes and noncash items.

Investing activities. Cash used in investing activities from continuing operations of $190.0 million during the nine months ended March 31, 2007 primarily represents the Company’s capital spending of approximately $243.1 million. In addition, the Company used cash of approximately $149.0 million, net of cash received from divestitures, to complete the acquisitions of MedMined and Care Fusion, which are clinical information businesses, within the Clinical Technologies and Services segment and SpecialtyScripts, a specialty pharmaceutical services business, within the Healthcare Supply Chain Services – Pharmaceutical segment. These uses of cash were partially offset by net proceeds of approximately $198.4 million due to the sale of certain short-term investments classified as available for sale.

Cash used in investing activities from continuing operations of $746.4 million during the nine months ended March 31, 2006 primarily represents the Company’s purchase of $399.4 million of short-term investments classified as available for sale, capital spending of approximately $248.4 million and $105.6 million, respectively, associated with the acquisitions of the remaining minority interest of Source Medical Corporation, a Canadian distribution business, within the Healthcare Supply Chain Services - Medical segment and ParMed, a generic telemarketing business, within the Healthcare Supply Chain Services – Pharmaceutical segment.

Cash used in investing activities for discontinued operations of $80.1 million during the nine months ended March 31, 2007 primarily represents the Company’s capital spending of approximately $108.5 million, partially offset by the proceeds of approximately $27.8 million from the sale of a facility and capital equipment. Cash used in investing activities from discontinued operations of $79.0 million during the nine months ended March 31, 2006 primarily represents the Company’s capital spending of approximately $82.1 million, offset by the proceeds of approximately $4.2 million from the sale of capital equipment.

Financing activities. The Company’s financing activities from continuing operations used cash of $1.4 billion during the nine months ended March 31, 2007 primarily due to $2.0 billion utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to repay $732.9 million of long-term obligations and to pay approximately $109.5 million of dividends on its Common Shares. These uses of cash were partially offset by $1.1 billion received under short-term and long-term borrowings due to the debt issuance discussed under “Capital Resources” below and proceeds received for shares issued under various employee stock plans of approximately $318.8 million.

The Company’s financing activities from continuing operations utilized cash of $533.0 million during the nine months ended March 31, 2006 primarily due to $973.0 million utilized to repurchase the Company’s Common Shares as authorized by its Board of Directors (see “Share Repurchase Program” below for additional information). In addition, the Company utilized cash to purchase certain buildings and equipment which were under capital lease agreements as reflected in the reduction of long-term obligations of $253.9 million and to pay dividends on its Common Shares of approximately $76.6 million. The above uses of cash were partially offset by $500.0 million received from the issuance of Notes in December 2005 (net proceeds of $496.7 million) and the proceeds for the shares issued under various employee stock plans of approximately $227.5 million.

Financing activities from discontinued operations used cash of $46.6 million during the nine months ended March 31, 2007 primarily due to $57.2 million of payments on borrowings, offset by proceeds from borrowings of approximately $4.4 million and tax benefits of approximately $6.3 million from the exercise of stock options. Financing activities from discontinued operations provided cash of $15.1 million during the nine months ended March 31, 2006 primarily due to the $18.6 million of proceeds from borrowings and tax benefits of approximately $3.3 million from the exercise of stock options, offset by $6.8 million in payments on borrowings.

International Cash

The Company’s cash balance of approximately $866.5 million as of March 31, 2007 includes $466.6 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

On July 11, 2006, the Company announced a $500.0 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, the Company announced an additional $1.0 billion share repurchase program. On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program, bringing the Company’s total repurchase authorization to $4.5 billion. The combined repurchase authorization will expire on June 30, 2008. As previously announced, the Company expects to use the after tax net proceeds of approximately $3.1 billion from the divestiture of the PTS Business to repurchase shares. During the three and nine months ended March 31, 2007, the Company repurchased approximately $1.4 billion and $2.1 billion, respectively, of its Common Shares. See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $800.0 million in receivables. The Company initiated a $1.0 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. The Company increased the commercial paper program to $1.5 billion on February 28, 2007. As of March 31, 2007, the Company had $250.0 million of borrowings outstanding under the commercial paper program. On January 24, 2007, the Company amended certain of the terms of its existing $1.0 billion revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. As of March 31, 2007, the Company had no borrowings outstanding under the revolving credit facility. The Company entered into a $500.0 million short-term loan facility on March 30, 2007 and it was terminated on April 10, 2007. The Company also terminated a $150.0 million extendible commercial note program in the third quarter of fiscal 2007.

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

During the second quarter, the Company repurchased the aggregate $550.0 million of receivable interests outstanding under its committed receivables sales facility program. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year. See Note 13 in “Notes to Condensed Consolidated Financial Statements” for more information regarding this off-balance sheet arrangement.

On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance. After this repayment, the Company had $150.0 million outstanding under its preferred debt securities.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 8 of “Notes to Consolidated Financial Statements” in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K.

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

The Company currently believes that based upon existing cash, operating cash flows, available capital resources (as discussed above) and other available market transactions, it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, including those related to business combinations, and any payments necessary as a result of judgments against the Company or settlements in the legal proceedings described in Note 8 of “Notes to Condensed Consolidated Financial Statements.” The Company currently believes it has adequate capital resources at its disposal to fund a possible settlement in the amount of $600 million in the Cardinal Health federal securities actions.

Debt Covenants

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of March 31, 2007, the Company was in compliance with this covenant.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K.

Off-Balance Sheet Arrangements

See Note 13 in “Notes to Condensed Consolidated Financial Statements” for more information regarding off-balance sheet arrangements.

Other

See Note 1 in “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2006 Form 10-K, as updated by the April 26, 2007 Form 8-K.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on Control Systems. The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company’s intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Notwithstanding the foregoing, and as discussed above under this Item 4, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

Antitrust Litigation against Pharmaceutical Manufacturers

During the last several years, numerous class action lawsuits have been filed against certain prescription drug manufacturers alleging that the prescription drug manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drug competition against the manufacturer’s brand name drug. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. Total recoveries to the Company from these actions through March 31, 2007 were $130.4 million. In April 2007, the Company received an additional $13.9 million recovery that will be reported as a special item in its fiscal 2007 fourth quarter results. The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1–31, 2007	3,725,857	$67.89	3,724,700	$3,501,770,871
February 1–28, 2007	6,743,807	71.79	6,739,397	3,017,817,348
March 1–31, 2007	8,847,811	71.52	8,844,224	2,385,071,270

Total	19,317,475	$70.92	19,308,321	$2,385,071,270

(1)	Includes 264, 167, and 140 Common Shares purchased in January, February and March 2007, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 892, 4,243 and 3,447 restricted shares surrendered in January, February and March 2007, respectively, by employees upon vesting to meet tax withholding.

(2)	On July 11, 2006, the Company announced a $500.0 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, the Company announced an additional $1.0 billion share repurchase program. On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program. The Company’s current repurchase authorization of $4.5 billion will expire on June 30, 2008. As previously reported, the Company expects to use the after tax net proceeds of approximately $3.1 billion from the divestiture of the PTS Business to repurchase shares.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

10.01	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement Regarding Forward-Looking Information

99.02	First Amendment to the Cardinal Health 401(k) Savings Plan (as amended and restated effective as of January 1, 2006)

99.03	Fifth Amendment to the Cardinal Health 401(k) Savings Plan for Employees of Puerto Rico (as amended and restated effective as of January 1, 2005)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: May 8, 2007	/s/ R. Kerry Clark
R. Kerry Clark
President and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer