Form 10-K
period 2007-06-30
CARDINAL HEALTH INC
filed 2007-08-24
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11373
CARDINAL HEALTH, INC.
(Exact name of registrant as specified in its charter)

OHIO	31-0958666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 CARDINAL PLACE, DUBLIN, OHIO	43017 (Zip Code)
(Address of principal executive offices)

(614) 757-5000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

COMMON SHARES (WITHOUT PAR VALUE)	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2006, based on the closing price on December 29, 2006, was $25,526,961,564.

The number of registrant’s Common Shares outstanding as of August 23, 2007, was as follows: Common Shares, without par value: 364,529,773.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM		Page

	Important Information Regarding Forward-Looking Statements	3

PART I
1.	Business	3
1A.	Risk Factors	15
1B.	Unresolved Staff Comments	20
2.	Properties	20
3.	Legal Proceedings	21
4.	Submission of Matters to a Vote of Security Holders	21

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6.	Selected Financial Data	25
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A.	Quantitative and Qualitative Disclosures About Market Risk	53
8.	Financial Statements and Supplementary Data	55
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	114
9A.	Controls and Procedures	114
9B.	Other Information	117

PART III
10.	Directors, Executive Officers and Corporate Governance	117
11.	Executive Compensation	117
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
13.	Certain Relationships and Related Transactions and Director Independence	117
14.	Principal Accounting Fees and Services	117

PART IV
15.	Exhibits, Financial Statement Schedules	118
	Signatures	127
EX-2.1.4
EX-4.2.2
EX-4.2.3
EX-4.2.4
EX-4.2.5
EX-10.1.9
EX-10.1.10
EX-10.2.3
EX-10.2.4
EX-10.2.14
EX-10.2.17
EX-10.2.19
EX-10.3.4
EX-10.4.2
EX-10.7.2
EX-10.21.1
EX-10.21.2
EX-10.21.3
EX-10.22
EX-10.25.2
EX-10.25.3
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K (including information incorporated by reference) include “forward-looking statements.” This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in “Item 1A — Risk Factors”) and in Exhibit 99.1 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1:	Business

General

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, the terms the “Registrant,” the “Company” and “Cardinal Health” refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. The Company is a leading provider of products and services that improve the safety and productivity of healthcare. Except as otherwise specified, information in this report is provided as of June 30, 2007 (the end of the Company’s fiscal year).

The description of the Company’s business in this Item 1 should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Reportable Segments

Fiscal 2007 Changes to Reportable Segments

The Company changed its reportable segments beginning with the first quarter of fiscal 2007. As of June 30, 2006, the Company conducted its business within the following four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. Effective the first quarter of fiscal 2007, the Company began reporting its financial information within the following five reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing.

During the second quarter of fiscal 2007, the Company committed to plans to sell the Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses not held for sale, is referred to as the “PTS Business”). The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007. The following is an explanation of the fiscal 2007 changes, if any, from the Company’s reportable segments as of June 30, 2006:

Healthcare Supply Chain Services — Pharmaceutical.  The Healthcare Supply Chain Services — Pharmaceutical segment encompasses the businesses previously within the former Pharmaceutical Distribution and Provider Services segment, in addition to the nuclear pharmacy, third-party logistics support and certain generic-focused businesses previously within the former Pharmaceutical Technologies and Services segment and the therapeutic plasma distribution capabilities previously within the former Medical Products and Services segment.

Healthcare Supply Chain Services — Medical.  The Healthcare Supply Chain Services — Medical segment encompasses the Company’s medical products distribution business and the assembly of sterile and non-sterile procedure kits previously within the former Medical Products and Services segment.

Clinical Technologies and Services.  There were no changes to the Clinical Technologies and Services segment.

Medical Products Manufacturing.  The Medical Products Manufacturing segment encompasses the medical and surgical products manufacturing businesses previously within the former Medical Products and Services segment.

The revised segment reporting discussed above is reflected throughout this report for all periods presented. Historical figures are presented in a manner that is consistent with the revised segment reporting.

The four segments align within two major sectors: Healthcare Supply Chain Services and Clinical and Medical Products. Healthcare Supply Chain Services includes the Healthcare Supply Chain Services — Pharmaceutical and Healthcare Supply Chain Services — Medical segments, and is focused on the Company’s foundational logistics and distribution capabilities. Clinical and Medical Products includes the Clinical Technologies and Services and Medical Products Manufacturing segments, and is focused on higher-margin, faster-growing medical products businesses.

The following discussion is based on the four reportable segments as they were structured as of and for the fiscal year ended June 30, 2007.

Healthcare Supply Chain Services — Pharmaceutical

General.  Through its Healthcare Supply Chain Services — Pharmaceutical segment, the Company distributes a broad line of branded and generic pharmaceutical products, over-the-counter healthcare products and consumer products (collectively, “pharmaceutical products”). The Company’s pharmaceutical supply chain business (formerly referred to as the pharmaceutical distribution business) is one of the country’s leading full-service wholesale distributors to retail customers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and alternate care providers (including mail order pharmacies) located throughout the United States. As a full-service wholesale distributor, the pharmaceutical supply chain business complements its distribution activities by offering a broad range of support services to assist its customers in maintaining and helping to improve the efficiency and quality of their services. These support services include, among others:

•	online procurement, fulfillment and information provided through cardinal.com;

•	computerized order entry and order confirmation systems;

•	generic sourcing programs;

•	product movement, inventory and management reports; and

•	consultation on store operations and merchandising.

The Company’s proprietary software systems feature customized databases specially designed to help its distribution customers order more efficiently, contain costs and monitor their purchases.

In addition, this segment’s pharmaceutical supply chain business provides services to branded pharmaceutical manufacturers through distribution service agreements, including distribution services, inventory management services, data/reporting services, new product launch support and contract and chargeback administration services. This segment also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as alternate care customers.

This segment operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. This segment also provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. After acquiring SpecialtyScripts, LLC (“SpecialtyScripts”) during fiscal 2007, this segment operates a specialty pharmacy providing prescription fulfillment and clinical care services directly to individual patients requiring highly intensive therapies.

Through this segment, the Company is a franchisor of apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated (“Medicap,” and together with Medicine Shoppe International, Inc., “Medicine Shoppe”) franchise systems in the United States and abroad. Medicine Shoppe also owns and operates a limited number of retail pharmacy locations.

Pharmaceutical supply chain business model.  This segment’s pharmaceutical supply chain business maintains prime vendor relationships with its customers that streamline the purchasing process by reducing the number of vendors. Using a prime vendor offers customers logistical savings and fosters partnerships between the customers and distributor that result in greater efficiency and lower costs.

Five primary factors influence the pharmaceutical supply chain business’ gross margin for pharmaceutical products: customer discounts, manufacturer cash discounts, distribution service agreement fees, pharmaceutical price appreciation and manufacturer rebates and incentives.

In general, the Company sells pharmaceutical products to its customers at a contract price below the manufacturer’s published price or another designated price at the time of sale (in either case, the “manufacturer’s designated price”). The term “customer discounts” refers to the difference in dollars between the sales price to customers for pharmaceutical products (net of discounts, rebates and incentives given to customers) and the manufacturer’s designated price for those pharmaceutical products sold in a particular period.

The term “manufacturer cash discounts” refers to the aggregate amount in dollars of cash incentives the Company receives from manufacturers for prompt payment of invoices. Manufacturer cash discounts are typically a fixed percentage of purchases from the manufacturer.

The term “distribution service agreement fees” refers to aggregate fees paid by manufacturers for services provided by the Company related to the distribution of the manufacturers’ products. The Company’s fee-for-service arrangements are reflected in written distribution service agreements, and may be a fee or a fee plus pharmaceutical price appreciation (as described below). In certain instances, the Company must achieve certain performance criteria to receive the maximum fees under the agreement. The fee is typically a fixed percentage of either the Company’s purchases from the manufacturer or the Company’s sales of the manufacturer’s products to its customers.

The term “pharmaceutical price appreciation” refers to the impact on gross margin in dollars of pharmaceutical price appreciation for products sold during a particular period. The impact happens when the Company is able to purchase inventory, hold that inventory when a manufacturer increases the price and sell that product at the higher price. The Company continues to generate gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. If the frequency or rate of pharmaceutical price appreciation slows, the Company’s results of operations and financial condition could be adversely affected.

The term “manufacturer rebates and incentives” refers to discounts the Company receives from manufacturers as a result of competition among manufacturers, including manufacturers of generic pharmaceuticals, in pricing their products. Manufacturer rebates and incentives are based on either the Company’s purchases from the manufacturer or the Company’s sales of the manufacturer’s products to its customers. The Company may receive other incentives from manufacturers of generic pharmaceuticals for an improved position of the manufacturers’ products in the Company’s various generic formulary programs. (A formulary program is a generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of rebate-eligible and lower-priced generic pharmaceuticals.) The Company generally earns the highest margins on generic pharmaceuticals during the period immediately following the initial launch of a generic product in the marketplace because generic pharmaceutical selling prices are generally deflationary.

In sum, the Company’s pharmaceutical supply chain business generates gross margin primarily to the extent that the selling price to its customers, net of customer discounts, exceeds in the aggregate cost of products sold, net of manufacturer cash discounts, distribution service agreement fees, pharmaceutical price appreciation and manufacturer rebates and incentives.

With respect to its customers, the Healthcare Supply Chain Services — Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the pharmaceutical supply chain business model.

Healthcare Supply Chain Services — Medical

Through its Healthcare Supply Chain Services — Medical segment, the Company distributes a broad range of branded and private-label medical and laboratory products, as well as the Company’s own line of surgical and respiratory therapy products manufactured or sold by the Medical Products Manufacturing segment to hospitals, laboratories and ambulatory care customers, such as surgery centers and physician offices. This segment distributes products both in the United States and in Canada.

This segment helps assist customers to reduce costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com and supply-chain management. This segment also assembles and distributes sterile and non-sterile procedure kits under the Presource® brand name.

Clinical Technologies and Services

Through its Clinical Technologies and Services segment, the Company provides products and services to hospitals and other healthcare providers. This segment develops, manufactures, leases and sells medical technology products, including Alaris® intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment and Pyxis® dispensing systems that automate the distribution and management of medications in hospitals and other healthcare facilities. The segment also develops, manufactures, leases and sells dispensing systems for medical supplies.

This segment provides pharmacy services, including full-service department outsourcing, transitional and turn-key services for acute care hospital pharmacies, as well as remote medication order entry and review and other services. After acquiring MedMined, Inc. (“MedMined”) and Care Fusion Incorporated (“Care Fusion”) during fiscal 2007, this segment also provides clinical intelligence solutions, including products and services that identify and prevent hospital-acquired infections and provide barcode-enabled patient identification systems used in hospitals.

This segment primarily distributes its products direct to the customer, although it also distributes some products through medical products distributors, including through the Healthcare Supply Chain Services — Medical segment. This segment offers products and services principally in the United States and also in Europe, Canada and other regions.

Medical Products Manufacturing

Through its Medical Products Manufacturing segment, the Company develops and manufactures medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers. These products include infection prevention products, such as single-use surgical drapes, gowns and apparel, exam and surgical gloves and fluid suction and collection systems, and medical specialties products, such as respiratory therapy products, surgical instruments and special procedure products. After acquiring VIASYS Healthcare Inc. (“Viasys”) during the fourth quarter of fiscal 2007, this segment now offers additional products and services directed at the critical care ventilation, respiratory diagnostics and clinical services, neurological, vascular, audio, homecare, orthopedics, sleep diagnostics and other medical and surgical products markets. In connection with the Viasys acquisition, this segment will be referred to as the Medical Products and Technologies segment beginning with the first quarter of fiscal 2008.

This segment primarily distributes its products through medical products distributors, including through the Company’s Healthcare Supply Chain Services — Medical segment. It also distributes some products direct to the customer. This segment offers products and services principally in the United States and also in Europe, Canada and other regions.

For information on comparative segment revenue, profits and related financial information, see Note 17 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on the Company’s website (www.cardinalhealth.com, under the “Investors — SEC filings” captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).

Acquisitions and Divestitures

Acquisitions.  Since July 1, 2002, the Company has completed the following business combinations:

				Consideration Paid
					Stock Options
Date(1)	Company	Location	Line of Business	Shares	Converted(2)	Cash
					(Amounts in millions)

January 1, 2003	Syncor International Corporation	Woodland Hills, California	Provider of nuclear pharmacy services	12.5 (3)	3.0	—
December 16, 2003	The Intercare Group, plc	United Kingdom	Contract services manufacturer and distributor for pharmaceutical companies	—	—	$570 (4)
June 28, 2004	ALARIS Medical Systems, Inc.	San Diego, California	Provider of intravenous medication safety products and services	—	0.6	$2,080 (5)
June 21, 2007	VIASYS Healthcare Inc.	Conshohocken, Pennsylvania	Provider of respiratory, neurology, medical disposable and orthopedic products	—	0.1	$1,526 (6)

(1)	Represents the date the Company became the majority shareholder.

(2)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company’s Common Shares. This column represents the number of the Company’s Common Shares subject to such converted stock options immediately following conversion.

(3)	Includes the assumption of approximately $120 million in debt.

(4)	Includes the assumption of approximately $150 million in debt.

(5)	Includes the assumption of approximately $358 million in debt.

(6)	Includes the assumption of approximately $54 million in debt; also includes approximately $88 million of shares purchased under equity compensation plans in July 2007.

In addition to Viasys, the Company acquired MedMined, Care Fusion and SpecialtyScripts during fiscal 2007. The Company also has completed a number of other smaller acquisitions (asset purchases, stock purchases and mergers) during the last five fiscal years, including acquisitions of Medicap and Snowden Pencer Holdings, Inc. during fiscal 2004, Geodax Technology, Inc (“Geodax”) during fiscal 2005, and ParMed Pharmaceutical, Inc. (“ParMed”) and Denver Biomedical, Inc. (“Denver Biomedical”) during fiscal 2006. The Company also acquired the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”) and the remaining shares of Source Medical Corporation (“Source Medical”), its Canadian joint venture, during fiscal 2006.

Divestitures.  Since July 1, 2002, the Company has completed several divestiture transactions. These transactions include divesting the international and non-core domestic businesses of Syncor International Corporation (“Syncor”) in several transactions since acquiring Syncor in fiscal 2003. During fiscal 2006, the Company also divested a significant portion of its specialty distribution business.

In April 2007, the Company completed the sale of the PTS Business to Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group, pursuant to the Purchase and Sale Agreement between the Company and Phoenix, dated as of January 25, 2007, as amended (the “Purchase Agreement”). At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business.

Prior to being divested, through the PTS Business, the Company provided products and services to the healthcare industry through pharmaceutical development and manufacturing services in nearly all oral and sterile dose forms, including those incorporating proprietary drug delivery systems, such as softgel capsules, controlled-release forms, Zydis® fast-dissolving wafers and advanced sterile delivery technologies. The PTS Business also provided packaging services, pharmaceutical development, analytical science services and scientific and regulatory consulting.

During fiscal 2007, the Company also divested its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business.

Certain businesses that were part of the PTS Business and the Intercare pharmaceutical distribution business were acquired in The Intercare Group, plc (“Intercare”) transaction described in the table above.

On an ongoing basis, the Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its operations and services across all reportable segments. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities. In addition, the Company evaluates its portfolio of businesses on an ongoing basis to identify businesses for possible divestiture. For additional information concerning certain of the transactions described above, see Notes 2, 8 and 9 of “Notes to Consolidated Financial Statements” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

The Company’s largest customers, CVS Corporation (“CVS”) and Walgreen Co. (“Walgreens”), accounted for approximately 21% and 19%, respectively, of the Company’s revenue for fiscal 2007. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 50% of the Company’s revenue for fiscal 2007. All of the Company’s business with its five largest customers is included in its Healthcare Supply Chain Services — Pharmaceutical segment. The loss of one or more of these five customers could adversely affect the Company’s results of operations and financial condition.

Businesses in each of the Company’s reportable segments have agreements with group purchasing organizations (“GPOs”) that act as agents that negotiate vendor contracts on behalf of their members. Approximately 10% of the Company’s revenue for fiscal 2007 was derived from GPO members through the contractual arrangements established with Novation, LLC (“Novation”) and Premier Purchasing Partners, L.P. (“Premier”), the Company’s two largest GPO relationships in terms of member revenue. Generally, compliance by GPO members with GPO vendor selections is voluntary. As such, the Company believes the loss of any of the Company’s agreements with a

GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company’s results of operations and financial condition. See Note 1 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s concentrations of credit risk and major customers.

Suppliers

The Company obtains its products from many different suppliers. Products obtained from the Company’s five largest suppliers accounted on a combined basis for approximately 20% of the Company’s revenue during fiscal 2007. No one supplier’s products accounted for more than 5% of the Company’s revenue in fiscal 2007. Overall, the Company believes that its relationships with its suppliers are good. The loss of certain suppliers could adversely affect the Company’s results of operations and financial condition if alternative sources of supply were unavailable at reasonable prices.

Healthcare Supply Chain Services — Pharmaceutical

Historically, a significant portion of pharmaceutical supply chain’s gross margin was derived from the Company’s ability to purchase inventory, hold that inventory when a manufacturer increased prices and sell that product at the higher price. Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of product available in the supply chain and, as a result, began to change their sales practices by restricting the volume of product available for purchase by wholesalers. In addition, manufacturers sought additional services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that manufacturers sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes significantly reduced the pharmaceutical price appreciation earned by the Company.

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

The Company’s fee-for-service arrangements are reflected in written distribution service agreements. Distribution service agreements between the Company and certain branded pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. These agreements generally cannot be terminated unless mutually agreed by the parties, a breach of the agreement occurs that is not cured, or a bankruptcy filing or similar insolvency event occurs. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period. See the “Pharmaceutical Supply Chain Business Model” discussion under “Reportable Segments — Healthcare Supply Chain Services — Pharmaceutical” above for more information regarding distribution service agreement fees.

Healthcare Supply Chain Services — Medical

The Company’s Healthcare Supply Chain Services — Medical segment purchases products from a wide range of medical products suppliers for distribution to its customers. This segment, at times, purchases medical and laboratory products from suppliers other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of the segment’s businesses to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Healthcare Supply Chain Services — Medical segment to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s results of operations and financial condition.

Clinical Technologies and Services and Medical Products Manufacturing

The Clinical Technologies and Services segment uses purchased components in the products it manufactures, including custom-designed components and assemblies. The Medical Products Manufacturing segment uses a broad range of raw materials, compounds and purchased components in the products it manufactures, including latex and resins. In certain circumstances, the Company’s results of operations and financial condition may be adversely affected by raw material or component cost increases because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, although most of these raw materials or components are generally available, certain raw materials or components used by the Company’s manufacturing businesses may be available only from a limited number of suppliers. Where there are a limited number of suppliers, the Company may experience shortages in supply, and as a result, the Company’s results of operations and financial condition could be adversely affected.

With respect to certain products, the Clinical Technologies and Services and Medical Products Manufacturing segments contract with third-party manufacturers for all or some aspects of their product manufacturing. These segments also source certain finished products from third-party suppliers.

Competition

The Company operates in markets that are highly competitive.

Healthcare Supply Chain Services — Pharmaceutical

In the Healthcare Supply Chain Services — Pharmaceutical segment, the Company’s pharmaceutical supply chain business faces competition in the United States from two other national wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies on the basis of a value proposition that includes pricing, breadth of product lines, service offerings and support services.

The pharmaceutical supply chain business has narrow profit margins and, accordingly, the Company’s earnings depend significantly on its ability to:

•	compete effectively on the pricing of pharmaceutical products;

•	distribute a large volume and variety of products efficiently;

•	establish and maintain low cost sourcing arrangements with generic pharmaceutical manufacturers;

•	provide quality support services;

•	enter into and maintain satisfactory arrangements with pharmaceutical manufacturers so it is compensated for the services it provides manufacturers; and

•	effectively manage inventory and other working capital items.

This segment’s nuclear pharmacies compete with nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics, including numerous national and regional networks of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies. This segment’s nuclear pharmacies compete based upon a variety of factors, including price, quality, customer service, proprietary technologies or capabilities and responsiveness.

With respect to pharmacy franchising operations, a few smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon financial assistance offered to qualified franchisees, aggregation of purchase volume, operational support and assistance, benefits offered to both the pharmacist and the customer, access to third-party programs, brand awareness and marketing support and pricing. Medicine Shoppe also needs to be competitive with a pharmacist’s ongoing options to operate an independent pharmacy or work for a chain pharmacy.

Healthcare Supply Chain Services — Medical

The Company’s Healthcare Supply Chain Services — Medical segment faces competition both in the United States and in Canada. Competitive factors within this segment include price, order-filling accuracy (both invoicing and product selection), breadth of product offerings, product availability and service offerings. This segment competes across several customer classes with many different distributors, including Owens & Minor, Inc., Fisher Scientific International, Inc., Physician Sales & Service, Inc., Henry Schein, Inc. and Medline Industries, Inc., among others. This segment also competes with a number of smaller regional medical products distributors and also with third-party logistics companies.

Clinical Technologies and Services

The Company’s Clinical Technologies and Services segment faces competition in both its domestic and international markets. Its infusion products compete based upon quality, technological innovation, price, patents and other intellectual property and the value proposition of helping improve patient outcomes while reducing overall costs associated with medication safety. Competitors with respect to infusion products include both domestic and foreign companies, including Hospira, Inc., B. Braun Medical, Inc., Baxter International, Inc. and Fresenius AG.

This segment’s dispensing products (including supply dispensing products) compete based upon quality, relationships with customers, price, customer service and support capabilities, patents and other intellectual property and its ability to interface with customer information systems. Actual and potential competitors with respect to dispensing products include both existing domestic and foreign companies, including McKesson Corporation and Omnicell, Inc., as well as emerging companies that supply products for specialized markets and other outside service providers.

This segment’s pharmacy services compete based on range and quality of services, price, effective use of information systems, development and implementation of clinical programs and the established base of existing operations. Competitors include both national and regional hospital pharmacy management and remote order entry firms, including McKesson Corporation, as well as self-managed hospitals and hospital systems.

Medical Products Manufacturing

The Company’s Medical Products Manufacturing segment faces competition in both its domestic and international markets. Competitive factors include product innovation, performance, quality, price and brand recognition. This segment competes against several medical product manufacturers, including Kimberly-Clark Corporation, Covidien Ltd. (formerly Tyco Healthcare), Teleflex Incorporated, Medline Industries, Inc., Ansell Limited, 3M Company, Getinge AB, Dräger Medical AG & Co. KG and Respironics, Inc., among others.

Employees

As of June 30, 2007, the Company had approximately 28,800 employees in the United States and approximately 14,700 employees outside of the United States. Overall, the Company considers its employee relations to be good.

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

Through its Healthcare Supply Chain Services — Pharmaceutical segment, the Company holds patents relating to certain aspects of its nuclear pharmacy products. Through its Clinical Technologies and Services segment, the Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medical devices, infusion therapy systems, infusion administration sets, drug delivery systems and infection surveillance and reporting systems. Through its Medical Products Manufacturing segment, the Company holds patents relating to certain aspects of its medical and surgical products and devices, including surgical and exam gloves, drapes, gowns, respiratory therapy devices, patient prep products and surgical instruments. The Company also holds patents relating to certain processes and products across all segments. The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. The Company has enforced and will continue to enforce its intellectual property rights in the United States and worldwide.

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

Regulatory Matters

Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration (the “DEA”), the Food and Drug Administration (the “FDA”), the United States Nuclear Regulatory Commission (the “NRC”), the Department of Health and Human Services (“DHHS”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that:

•	distribute and/or engage in logistics services for prescription pharmaceuticals (including certain controlled substances) and/or medical devices;

•	manage or own pharmacy operations;

•	engage in or operate retail, specialty or nuclear pharmacies;

•	purchase pharmaceuticals;

•	develop, manufacture or package pharmaceutical products and medical devices;

•	market pharmaceutical and medical device products; and

•	provide consulting services and solutions that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.

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

Laws regulating the manufacture and distribution of products also exist in most other countries where the Company’s subsidiaries conduct business. In addition, the international manufacturing operations within the Company’s Clinical Technologies and Services and Medical Products Manufacturing segments are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.

The FDA in the United States, as well as other governmental agencies inside and outside of the United States, administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of certain of the Company’s manufactured products. The Company must obtain specific approval or clearance from the FDA and non-U.S. regulatory authorities before it can market and sell many of its products in a particular country. Even after the Company obtains regulatory approval or clearance to market a product, the product and the Company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities.

The Company is subject to possible administrative and legal actions by the FDA and other regulatory agencies for violations of laws and regulations including, without limitation, those laws and regulations described above. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions. From time to time, the Company has instituted compliance actions, such as removing products from the market that were found not to meet applicable requirements. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of the Alaris SE Pump recall.

To assess and facilitate compliance with applicable requirements, the Company regularly reviews its quality systems to determine their effectiveness and identify areas for improvement. The Company also performs assessments of its suppliers of raw materials, components and finished goods. In addition, the Company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services. From time to time, the Company may determine that products manufactured or marketed by the Company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified to the Company, it will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions.

The Company’s franchising operations, through Medicine Shoppe, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, many states have adopted laws which regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.

The Company operates nuclear pharmacies and related businesses, such as cyclotron facilities used to produce positron emission tomography (“PET”) products used in medical imaging. This business operates in a regulated industry which requires licenses or permits from the NRC, the radiologic health agency and/or department of health of each state in which it operates and the applicable state board of pharmacy. In addition, the FDA is also involved in the regulation of cyclotron facilities where PET products are produced.

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

The Company’s operations are affected by federal, state and/or local environmental laws. The Company has compliance programs in place designed to meet applicable environmental compliance requirements. The Company has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental laws. As a result of acquisitions, the Company is participating in cleaning up environmental contamination from past industrial activity at certain sites.

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. Several states have adopted or are considering adopting laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using electronic pedigrees. Regulations requiring pedigree and chain of custody tracking in certain circumstances adopted under the federal Prescription Drug Marketing Act became effective on December 1, 2006. These federal regulations have been challenged in a legal proceeding brought by secondary distributors. A preliminary injunction was issued by the federal District Court for the Eastern District of New York that temporarily enjoined implementation of these federal regulations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition. The Company continues to work with its suppliers in an ongoing effort to minimize counterfeit products in the supply chain.

On December 26, 2006, the Company entered into a civil settlement to resolve a civil investigation by the New York Attorney General’s Office focusing on trading in the secondary market for pharmaceuticals. The Company has voluntarily undertaken and implemented a number of business reforms regarding certain matters examined as part of the investigation and also has implemented additional business reforms within its pharmaceutical supply chain business as required by the settlement. The Company has substantially enhanced its employee training programs and adopted policies and procedures designed to prevent the improper diversion of pharmaceutical products. It also now requires wholesale customers to certify their compliance with the Company’s wholesaler safe product practices. In connection with the settlement, the Company agreed to conduct annual agreed-upon procedures testing in 2007, 2008 and 2009 to assess its compliance with the procedures outlined in the settlement.

The Company is subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. In addition, state attorney general offices have investigated, and may in the future investigate, the Company’s operations for compliance with such laws and regulations. For example, certain state attorney general offices are alleging that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of the state attorneys general investigation related to repackaged pharmaceuticals. Many of these laws and regulations are complex and broadly written and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil damages and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

The Deficit Reduction Act of 2005 (“DRA”) includes provisions that change the prescription drug reimbursement formula for generic pharmaceuticals under Medicaid to a reimbursement formula based on the lowest average manufacturers’ price in an effort to reduce costs for that program. The Centers for Medicare and Medicaid Services (“CMS”) released a final rule implementing these provisions on July 6, 2007. Under the final rule, the major changes with respect to generic pharmaceuticals are expected to become effective in the second and third quarters of fiscal 2008. The final rule also requires for the first time public reporting by the manufacturers of the average manufacturers’ price (as defined by CMS) for branded and generic pharmaceuticals. The Company is continuing to work with its customers and the regulatory agencies in this process. The Company is currently developing plans to mitigate the potential impact of these legislative changes. If the Company fails to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect the Company’s results of operations and financial condition.

The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations, could be significant and the failure to comply with all such legal requirements could have an adverse effect on the Company’s results of operations and financial condition.

Inventories

The Company’s distribution businesses are generally not required by its customers to maintain particular inventory levels other than as may be required to meet service level requirements. Certain supply contracts with U.S. Government entities require the Company’s Healthcare Supply Chain Services — Pharmaceutical, Healthcare Supply Chain Services — Medical and Clinical Technologies and Services segments to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. Government supply contracts materially impact inventory levels.

The Company’s customer return policies generally require that the product be physically returned, subject to restocking fees, and only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.

The Company’s practice is to offer market payment terms to its customers.

Research and Development

For information on company-sponsored research and development costs in the last three fiscal years, see Note 1 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

Revenue and Long-Lived Assets by Geographic Area

For information on revenue and long-lived assets by geographic area, see Note 17 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

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

The Company operates in markets that are highly competitive. For example, the Company’s pharmaceutical supply chain business competes with two national wholesale distributors, McKesson Corporation and AmerisourceBergen Corporation, and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies. In addition, certain of the Company’s customers have consolidated and may continue to do so in the future. Competitive pressures could adversely affect the Company’s results of operations and financial condition.

Substantial defaults or a material reduction in purchases of the Company’s products by large customers could have an adverse effect on the Company’s results of operations and financial condition.

In recent years, a significant portion of the Company’s revenue growth has been derived from a limited number of large customers. The Company’s largest customers, CVS and Walgreens, accounted for approximately 21% and 19%, respectively, of the Company’s revenue for fiscal 2007. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 50% of the Company’s revenue for fiscal 2007. In addition, CVS and Walgreens accounted for 20% and 27%, respectively, of the Company’s gross trade receivable balance at June 30, 2007. As a result, the Company’s sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from these or other large customers could have an adverse effect on the Company’s results of operations and financial condition.

In addition, certain of the Company’s businesses have entered into agreements with GPOs. Approximately 10% of the Company’s revenue for fiscal 2007 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Still, the loss of an agreement with a GPO could have an adverse effect on the Company’s results of operations and financial condition because the Company could lose customers or have to reduce prices as a result.

Changes in the United States healthcare environment could adversely affect the Company’s results of operations and financial condition.

The healthcare industry has changed significantly over time and the Company expects the industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of or reimbursement for pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for the Company’s products and services. The Company expects continued government and private payor pressure to reduce pharmaceutical pricing. Changes in the healthcare industry’s or any suppliers’ pricing, reimbursement, selling, inventory, distribution or supply policies or practices, or changes in the Company’s customer mix, could also significantly reduce the Company’s revenue, increase the Company’s costs or otherwise significantly impact its results of operations.

Healthcare and public policy trends indicate that the number of generic pharmaceuticals will increase over the next few years as a result of the expiration of certain pharmaceutical patents. A decrease in the availability or changes in pricing of or reimbursements for generic pharmaceuticals could adversely affect the Company’s results of operations and financial condition.

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. Several states have adopted or are considering adopting laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using electronic pedigrees. Regulations requiring pedigree and chain of custody tracking in certain circumstances adopted under the federal Prescription Drug Marketing Act became effective on December 1, 2006. These federal regulations have been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the federal District Court for the Eastern District of New York that temporarily enjoined implementation of these federal regulations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition.

The Deficit Reduction Act of 2005 (“DRA”) includes provisions that change the prescription drug reimbursement formula for generic pharmaceuticals under Medicaid to a reimbursement formula based on the lowest average manufacturers’ price in an effort to reduce costs for that program. The Centers for Medicare and Medicaid Services (“CMS”) released a final rule implementing these provisions on July 6, 2007. Under the final rule, the major changes with respect to generic pharmaceuticals are expected to become effective in the second and third quarters of fiscal 2008. The final rule also requires for the first time public reporting by the manufacturers of the average manufacturers’ price (as defined by CMS) for branded and generic pharmaceuticals. The Company is continuing to work with its customers and the regulatory agencies in this process. The Company is currently developing plans to mitigate the potential impact of these legislative changes. If the Company fails to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect the Company’s results of operations and financial condition.

The Company’s Healthcare Supply Chain Services — Medical segment, at times, purchases medical/surgical and laboratory products from vendors other than the original manufacturer of such products. Certain manufacturers have adopted policies limiting the ability of the segment’s businesses to purchase products from anyone other than the manufacturer. If this practice becomes more widespread, the ability of the Healthcare Supply Chain Services — Medical segment to purchase products from other distributors, as well as its ability to sell excess inventories to other distributors, may be impaired. This could adversely affect the Company’s results of operations and financial condition.

The Company’s pharmaceutical supply chain business is subject to appreciation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects the Company to risks and uncertainties.

Some distribution service agreements entered into by the Company with branded pharmaceutical manufacturers have a price appreciation-based component to them in addition to a service fee component. The Company also continues to generate gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. If the frequency or rate of branded pharmaceutical price appreciation slows, the Company’s results of operations and financial condition could be adversely affected.

In addition, the pharmaceutical supply chain business distributes generic pharmaceuticals, which are generally subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the Company’s results of operations and financial condition could be adversely affected.

The Company is subject to legal proceedings that could adversely affect the Company’s results of operations and financial condition.

The Company is involved in a number of legal proceedings, which, if decided adversely to the Company or settled by the Company on unfavorable terms, could have an adverse effect on the Company’s results of operations and financial condition. The Company discusses these legal proceedings in greater detail below in Note 12 of “Notes to Consolidated Financial Statements.”

In addition, the Company’s products or services expose it to product and professional liability risks. The availability of product liability insurance for large companies in the pharmaceutical and medical device industry is generally more limited than insurance available to smaller companies and companies in other industries. Insurance carriers providing product liability insurance to large pharmaceutical and medical device companies generally limit the amount of available policy limits, require larger self-insured retentions and include exclusions for certain products. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, these claims could adversely affect the Company’s results of operations and financial condition.

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

The manufacture, distribution and marketing of certain of the Company’s products are subject to extensive ongoing regulation by the FDA. Failure to comply with the requirements of the FDA could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of the government to grant approvals, restrictions on operations or withdrawal of existing approvals. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of the Alaris SE Pump recall. Any of these actions could cause a loss of customer confidence in the Company and its products which could adversely affect the Company’s sales. In addition, third parties may file claims against the Company in connection these issues.

The Company is also subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. In addition, state attorney general offices have investigated, and may in the future investigate, the Company’s operations for compliance with such laws and regulations. For example, certain state attorney general offices are alleging that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of the state attorneys general investigation related to repackaged pharmaceuticals. Many of these laws and regulations are complex and broadly written and could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil damages and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Circumstances associated with the Company’s acquisition strategy could adversely affect the Company’s results of operations and financial condition.

An important element of the Company’s growth strategy historically has been the pursuit of acquisitions of other businesses which expand or complement the Company’s existing businesses. Acquisitions involve risks, including the risk that the Company overpays for a business or is unable to obtain the synergies and other expected benefits from acquiring a business in a timely manner, or at all. Integrating acquired businesses also involves a number of special risks, including the following:

•	the possibility that management may be distracted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems and realizing potential revenue synergies and cost savings;

•	problems assimilating and retaining the management or employees of the acquired company or the Company’s employees following an acquisition;

•	accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting;

•	regulatory or compliance issues that could exist for an acquired company or business;

•	challenges in retaining the customers of the combined businesses; and

•	potential adverse short-term effects on results of operations through increased costs or otherwise.

If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner, its results of operations and financial condition could be adversely affected.

Consolidating the headquarters of the Healthcare Supply Chain Services sector could adversely affect the Company’s results of operations and financial condition.

On April 30, 2007, the Company announced that it was moving the headquarters of its Healthcare Supply Chain Services — Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. This consolidation is expected to take place over the next two years. The consolidation could result in customer service and other business disruptions in the Healthcare Supply Chain Services — Medical segment and challenges in retaining this segment’s key employees. If the Company is unable to successfully complete the Healthcare Supply Chain Services headquarters consolidation, its results of operations and financial condition could be adversely affected.

The Company’s future results of operations are subject to fluctuations in the costs and availability of purchased components, compounds, raw materials and energy.

The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products through its Clinical Technologies and Services and Medical Products Manufacturing segments. It is possible that any of the Company’s supplier relationships could be interrupted due to natural disasters or other events or could be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have an adverse effect on the Company. In addition, while the Company has processes to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have an adverse effect on the Company’s results of operations.

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

The products that the Company manufactures or distributes may be found to infringe on the intellectual property rights of third parties.

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

Risks generally associated with the Company’s information systems and implementation of a new accounting software system could adversely affect the Company’s results of operations or the effectiveness of internal control over financial reporting.

The Company relies on information systems in its business to obtain, rapidly process, analyze and manage data to:

•	facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers; and

•	facilitate the manufacturing and assembly of medical products.

The Company’s results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.

In addition, in July 2007, the Company began implementing a new accounting software system and will transition selected financial processes to the new system throughout fiscal 2008 and 2009. If the Company does not effectively implement this system or if the system does not operate as intended, it could adversely affect the effectiveness of the Company’s internal control over financial reporting.

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

The Company conducts its operations in various regions of the world outside of the United States, including North America, South America, Europe and Asia Pacific. Global economic and regulatory developments affect businesses such as the Company’s in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws. The Company’s global operations are affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with the Company’s supply chain and customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some of these other risks may be insurable, such attempts to mitigate these risks are costly and not always successful

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

In the United States, the Company has 25 pharmaceutical distribution facilities and three specialty distribution facilities utilized by its Healthcare Supply Chain Services — Pharmaceutical segment. This segment also has 172 nuclear pharmacy laboratory, manufacturing and distribution facilities. In its Healthcare Supply Chain Services — Medical segment, the Company has 50 medical-surgical distribution and assembly facilities. In its Clinical Technologies and Services segment, the Company has three U.S. assembly operation facilities. In its Medical Products Manufacturing segment, the Company has 28 medical-surgical manufacturing facilities. The Company’s U.S. operating facilities are located in 45 states and in Puerto Rico.

Outside of the United States, the Company owns or leases two operating facilities through its Healthcare Supply Chain Services — Pharmaceutical segment in the United Kingdom. The Company owns or leases four operating facilities through its Healthcare Supply Chain Services — Medical segment in Canada and Mexico. The Company owns or leases four manufacturing and distribution facilities through its Clinical Technologies and Services segment in Australia, Italy, Mexico and the United Kingdom. The Company owns or leases 18 operating facilities through its Medical Products Manufacturing segment in Australia, Canada, Dominican Republic, France, Germany, Ireland, Malaysia, Malta, Mexico and Thailand.

The Company owns 80 of its operating facilities, and the remaining 235 operating facilities are leased. The Company’s principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company regularly evaluates its operating properties and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the healthcare industry.

For certain financial information regarding the Company’s facilities, see Notes 12 and 19 of “Notes to Consolidated Financial Statements.”

Item 3:	Legal Proceedings

The legal proceedings described in Note 12 of “Notes to Consolidated Financial Statements” are incorporated in this “Item 3 — Legal Proceedings” by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

None during the quarter ended June 30, 2007.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company (information provided as of August 23, 2007):

Name	Age	Position

R. Kerry Clark	55	President and Chief Executive Officer
Robert D. Walter	62	Executive Chairman of the Board
Mark W. Parrish	52	Chief Executive Officer — Healthcare Supply Chain Services
David L. Schlotterbeck	60	Chief Executive Officer — Clinical and Medical Products
Jeffrey W. Henderson	42	Chief Financial Officer
Ivan K. Fong	46	Chief Legal Officer and Secretary
Vivek Jain	35	Executive Vice President — Strategy and Corporate Development
Daniel J. Walsh	52	Executive Vice President and Chief Ethics and Compliance Officer
Carole S. Watkins	47	Chief Human Resources Officer

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

Mr. Parrish has served as Chief Executive Officer — Healthcare Supply Chain Services since November 2006. Prior to that, he served as Group President — Pharmaceutical Supply Chain Services since August 2006. He was President and Chief Operating Officer — Pharmaceutical Supply Chain Services from September 2005 until

August 2006, Chairman and Chief Executive Officer — Pharmaceutical Distribution and Provider Services from August 2004 until September 2005, Executive Vice President and Group President — Pharmaceutical Distribution from January 2003 to August 2004 and President, Medicine Shoppe, a subsidiary of the Company, from July 2001 to January 2003.

Mr. Schlotterbeck has served as Chief Executive Officer — Clinical and Medical Products since August 2006. Prior to that, he served as Chairman and Chief Executive Officer — Clinical Technologies and Services since August 2004. He was President of ALARIS Medical Systems, Inc. (“Alaris”), a subsidiary of the Company, from June 2004 when the Company acquired Alaris until August 2004. He was President and Chief Executive Officer and a director of Alaris from November 1999 to June 2004.

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

Mr. Fong has served as Chief Legal Officer and Secretary since November 2005. Prior to joining the Company, he served as Senior Vice President and General Counsel of GE Vendor Financial Services, a unit of General Electric Company, a diversified technology, media and financial services company, since January 2004. Prior to that, he served as General Electric’s Chief Privacy Leader and Senior Counsel, Information Technology from August 2002 to December 2003.

Mr. Jain has served as Executive Vice President — Strategy and Corporate Development since August 2007. Prior to joining the Company, he served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company, since May 2006. Prior to that, Mr. Jain was an investment banker at J.P. Morgan Securities, Inc. (or its predecessor companies), an investment banking firm, from July 1994 to April 2006. Mr. Jain’s last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

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

Ms. Watkins has served as Chief Human Resources Officer and its predecessor position, Executive Vice President — Human Resources, since August 2000.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2007 and 2006, and through the period ended on August 23, 2007, the last full trading day prior to the date of the filing of this Form 10-K.

	High	Low	Dividends

Fiscal 2006
Quarter Ended:
September 30, 2005	$63.44	$57.28	$0.06
December 31, 2005	69.24	60.49	0.06
March 31, 2006	75.34	67.91	0.06
June 30, 2006	74.91	62.83	0.09
Fiscal 2007
Quarter Ended:
September 30, 2006	$70.42	$62.80	$0.09
December 31, 2006	66.38	61.83	0.09
March 31, 2007	72.95	63.93	0.09
June 30, 2007	75.28	69.07	0.12
Fiscal 2008
Through August 23, 2007	$71.28	$65.40	$0.12

As of August 23, 2007 there were approximately 19,180 shareholders of record of the Common Shares.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares
	Number	Price	Part of	That May Yet be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased(1)	Share	Program(2)	Program(2)(3)

April 1 - 30, 2007	4,788,522	$73.33	4,758,058	$2,036,161,155
May 1 - 31, 2007	9,271,056	71.09	9,264,843	1,377,486,325
June 1 - 30, 2007	8,851,813	71.09	8,849,128	748,438,336

Total	22,911,391	$71.56	22,872,029	$748,438,336

(1)	Includes 110, 64, and 63 Common Shares purchased in April, May and June 2007, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 30,354; 6,149; and 2,622 restricted shares surrendered in April, May and June 2007, respectively, by employees upon vesting to meet tax withholding.

(2)	On July 11, 2006, the Company announced a $500 million share repurchase program and on August 3, 2006, the Company announced an additional $1.5 billion share repurchase program. On November 30, 2006, the Company announced an additional $1.0 billion share repurchase program. On January 31, 2007, the Company announced an additional $1.5 billion share repurchase program. After completing the repurchases with the net proceeds of the PTS Business divestiture in July 2007, the Company has approximately $400 million remaining available for repurchases under this $4.5 billion share repurchase program. This program will expire on June 30, 2008.

(3)	On August 8, 2007, the Company announced a new $2.0 billion share repurchase program which expires on August 31, 2009.

The following line graph compares the cumulative total return of the Company’s Common Shares with the cumulative total return of the Standard & Poor’s Composite — 500 Stock Index and the Value Line Health Care Sector Index, an independently prepared index which includes more than 100 companies in the health care industry (the “Value Line Health Care Index” or “Peer Group”). The graph assumes, in each case, an initial investment of $100 on June 30, 2002 based on the market prices at the end of each fiscal year through and including June 30, 2007, with the Value Line Health Care Index investment weighted on the basis of market capitalization at the beginning of each such fiscal year, and assuming reinvestment of dividends (and taking into account all stock splits during such periods).

June 30,	2002	2003	2004	2005	2006	2007

Cardinal Health, Inc.	$100	$104.89	$114.48	$94.36	$105.85	$116.90
S&P 500	100	98.45	115.26	120.36	128.33	151.88
Value Line Health Care Index (Peer Group)	100	106.66	116.12	123.99	126.79	145.10

Item 6:	Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the Fiscal Year Ended June 30,(1)
	2007	2006(2)	2005	2004	2003
	(In millions, except per common share amounts)

Earnings Data:
Revenue	$86,852.0	$79,664.2	$72,666.0	$63,043.1	$55,077.3
Earnings from continuing operations before cumulative effect of change in accounting	$839.7	$1,163.3	$1,067.1	$1,354.8	$1,192.5
Earnings/(loss) from discontinued operations(3)	1,091.4	(163.2)	(16.4)	158.2	182.6
Cumulative effect of change in accounting(4)	—	—	—	(38.5)	—

Net earnings	$1,931.1	$1,000.1	$1,050.7	$1,474.5	$1,375.1
Basic earnings/(loss) per Common Share
Continuing operations	$2.13	$2.76	$2.48	$3.12	$2.67
Discontinued operations(3)	2.76	(0.38)	(0.04)	0.36	0.41
Cumulative effect of change in accounting(4)	—	—	—	(0.09)	—

Net basic earnings per Common Share	$4.89	$2.38	$2.44	$3.39	$3.08
Diluted earnings/(loss) per Common Share
Continuing operations	$2.07	$2.71	$2.45	$3.08	$2.63
Discontinued operations(3)	2.70	(0.38)	(0.04)	0.36	0.40
Cumulative effect of change in accounting(4)	—	—	—	(0.09)	—

Net diluted earnings per Common Share	$4.77	$2.33	$2.41	$3.35	$3.03
Cash dividends declared per Common Share(5)	$0.390	$0.270	$0.150	$0.120	$0.105
Balance Sheet Data:
Total assets	$23,153.8	$23,433.3	$21,886.6	$21,063.0	$18,177.0
Long-term obligations, less current portion and other short-term borrowings	3,457.3	2,588.6	2,302.1	2,818.7	2,444.3
Shareholders’ equity	7,376.9	8,490.7	8,593.0	7,976.3	7,674.5

(1)	Amounts reflect business combinations and the impact of special items in all periods presented. See Note 3 of “Notes to Consolidated Financial Statements” for a further discussion of special items affecting fiscal 2007, 2006 and 2005. Fiscal 2004 amounts reflect the impact of special items of $38.8 million ($23.9 million, net of tax). Fiscal 2003 amounts reflect the impact of special items of $88.5 million ($60.9 million, net of tax).

(2)	During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. See Note 18 of “Notes to Consolidated Financial Statements” for additional information.

(3)	During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In addition, on January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company proceeded with the discontinuation of these operations and included additional international and non-core domestic businesses in the discontinued operations. The Company sold substantially all of the Syncor-related discontinued operations prior to the end of the third quarter of fiscal 2005. For additional information regarding discontinued operations, see Note 8 of “Notes to Consolidated Financial Statements.”

(4)	Effective at the beginning of fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of costs of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of products sold upon sale of inventory.

(5)	Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K. Unless otherwise indicated, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, discussion of matters in the Company’s consolidated financial statements refers to continuing operations. The Company’s discussion of results of operations is presented in four parts: Company Overview, Consolidated Results of Operations, Segment Results of Operations and Other Matters.

Company Overview

Strategic Overview

Cardinal Health is a leading provider of products and services that improve the safety and productivity of healthcare. The Company is one of the largest distributors of pharmaceuticals and medical supplies focusing on making supply chains more efficient. The Company distributes approximately one-third of all pharmaceuticals prescribed in the United States and also distributes or manufactures products that are used in approximately 50% of all surgeries in the United States. The Company develops market-leading technologies, including Alaris infusion pumps, Pyxis automated dispensing systems, MedMinedtm electronic infection surveillance, Viasys respiratory care products and the Care Fusiontm patient identification system. The Company’s Pyxis and Alaris systems distribute approximately 8.5 million doses of medication every day. Customers include hospitals and clinics, some of the largest drug store chains in the United States and many other healthcare providers and retail outlets. The Company believes that its depth and breadth of products is unique in the industry and gives it a competitive advantage.

Cardinal Health’s mission is to make the practice and delivery of healthcare safer and more productive for healthcare providers. Over the last fiscal year the Company made three major changes to better pursue its mission:

•	the Company reorganized its businesses and reportable segments;

•	the Company divested the PTS Business to focus on the healthcare provider in both the retail and hospital settings; and

•	the Company made strategic acquisitions that broaden and enhance product offerings.

First, the Company reorganized its reportable segments effective the first quarter of fiscal 2007 and began reporting its financial information within the following five reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. This change had no effect on the Company’s reported net earnings or net earnings per Common Share.

Second, during the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business for approximately $3.2 billion in cash. The Company used the after-tax net proceeds of approximately $3.1 billion to repurchase its Common Shares. The Company recognized an after-tax book gain of approximately $1.1 billion from this transaction. The assets and liabilities of the PTS Business were classified as held for sale in prior periods and its operating results were classified within discontinued operations for all periods presented. See Note 8 in the “Notes to Consolidated Financial Statements” for additional information on the Company’s discontinued operations.

The Company’s remaining four segments after the sale of the PTS business align within two sectors: the Healthcare Supply Chain Services sector, which includes the Healthcare Supply Chain Services — Pharmaceutical and Healthcare Supply Chain Services — Medical segments, and the Clinical and Medical Products sector, which includes the Clinical Technologies and Services and Medical Products Manufacturing segments. The Healthcare Supply Chain Services sector focuses on delivering best-in-class distribution and logistics services to its customers. The sector generates 95% of total segment revenue, approximately three-quarters of total segment profit (as defined below in the “Segment Results of Operations” section) and consistent and reliable cash flow. The Clinical and Medical Products sector focuses largely on developing innovative products for hospitals and other providers of care. The sector, with its higher margin products and services and faster growing segment profit has grown to contribute approximately one-fourth of total segment profit.

Third, during fiscal 2007, the Company acquired Viasys, MedMined and Care Fusion along with other acquisitions. Viasys is a leader in respiratory care through the development and marketing of systems for critical care and diagnostic use and offers products and services directed at critical care ventilation, respiratory diagnostics and clinical services, neurological, vascular, audio, homecare, orthopedics, sleep diagnostics and other medical and surgical products markets. The value of the transaction, including the assumption of Viasys’s debt, totaled approximately $1.5 billion. Viasys is being integrated into the Medical Products Manufacturing segment. The Company also acquired MedMined, a leader in tracking and predicting infection management opportunities within major hospitals and Care Fusion, which focuses on bedside bar code utilization for tracking hospital samples. Both businesses are being integrated into the Clinical Technologies and Services segment. For further information regarding the Company’s acquisitions see “Item 1 — Business — Acquisitions and Divestitures,” “Other Matters — Acquisitions” below and Note 2 of “Notes to Consolidated Financial Statements.”

For further information regarding the Company’s business, see “Item 1 — Business” within this Form 10-K.

Financial Overview

Continued demand for the Company’s products and services in fiscal 2007 led to revenue of $86.9 billion, up 9% from fiscal 2006. Operating earnings, which were negatively impacted by special items ($772 million), decreased 26% to approximately $1.4 billion. The significant increase in special items related to reserves for litigation settlements ($655 million) and in-process research and development (“IPR&D”) expenses primarily in connection with the Viasys acquisition ($85 million). The year-over-year operating earnings comparison was favorably impacted by increased gross margin ($431 million) partially offset by increases in selling, general and administrative expenses ($200 million). Net earnings, which included the gain from the sale of the PTS Business ($1.1 billion), were $1.9 billion and net diluted earnings per Common Share were $4.77.

Fiscal 2007 cash from operating activities decreased $898 million to $1.2 billion primarily due to the payment of litigation settlement reserves and government fines ($690 million) as discussed in the “Special Items” section below. Cash provided by investing activities was $1.5 billion due primarily to net proceeds from the PTS Business divesture ($3.1 billion) offset by cash paid for acquisitions ($1.6 billion). Cash used in financing activities was $2.6 billion due to the Company’s cash payments for treasury shares ($3.7 billion) offset by net proceeds from borrowings ($631 million) and issuance of shares ($553 million).

During fiscal 2007, the Company repurchased approximately $3.8 billion of its Common Shares under a $4.5 billion repurchase authorization of which $3.7 billion was settled prior to year-end. On August 8, 2007, the Company announced a new $2.0 billion share repurchase program which expires on August 31, 2009. See the table under “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the share repurchases. Also during fiscal 2007, the Company paid $144 million in dividends or $0.36 per share. In the fourth quarter of fiscal 2007, the Board of Directors raised the quarterly dividend by 33% to $0.12 per share. The share repurchase activity (apart from the use of net proceeds from the PTS Business divestiture) and increased dividend payments support the Company’s previously stated long-term goal to return 50% of net cash provided by operating activities from continuing operations to shareholders and to increase its dividend payout to 20% of earnings per share.

Consolidated Results of Operations

The following table summarizes the Company’s consolidated results of operations for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions, except per Common Share amounts):

	Change(1)		Consolidated Results of Operations
	2007	2006	2007	2006	2005

Revenue	9%	10%	$86,852.0	$79,664.2	$72,666.0
Cost of products sold(2)	9%	10%	81,606.7	74,850.2	68,206.3

Gross margin	9%	8%	$5,245.3	$4,814.0	$4,459.7
Selling, general and administrative expenses(2) (3)	7%	15%	3,082.3	2,882.8	2,497.7
Impairment charges and other	N.M.	N.M.	17.3	5.8	38.3
Special items	N.M.	N.M.	772.0	80.5	141.5

Operating earnings	(26)%	4%	$1,373.7	$1,844.9	$1,782.2
Interest expense and other	16%	(11)%	121.4	104.5	117.8

Earnings before income taxes and discontinued operations	(28)%	5%	$1,252.3	$1,740.4	$1,664.4
Provision for income taxes	(29)%	(3)%	412.6	577.1	597.3

Earnings from continuing operations	(28)%	9%	$839.7	$1,163.3	$1,067.1
Earnings / (loss) from discontinued operations	N.M.	N.M.	1,091.4	(163.2)	(16.4)

Net earnings	93%	(5)%	$1,931.1	$1,000.1	$1,050.7

Net diluted earnings per Common Share	105%	(3)%	$4.77	$2.33	$2.41

(1)	Change is calculated as the percentage increase or (decrease) for a given year as compared to the immediately preceding year.

(2)	During the second quarter of fiscal 2007, the Company changed the classification of certain immaterial implementation costs associated with the sale of medication and supply storage devices in the Clinical Technologies and Services segment from selling, general and administrative expenses to cost of products sold. Prior period amounts have been reclassified to conform to the new presentation.

(3)	Equity-based compensation expense was $138 million, $208 million and $9 million, respectively, for the fiscal years ended June 30, 2007, 2006 and 2005.

Revenue

Revenue increased $7.2 billion or 9% during fiscal 2007 due to growth in each of the Company’s four reportable segments, including revenue growth of $6.5 billion within the Healthcare Supply Chain Services — Pharmaceutical segment, due primarily to growth in revenue from bulk customers ($4.0 billion). The increase in revenue from bulk customers was due to certain existing customers deciding to purchase a greater volume of product from the Company rather than directly from the manufacturer and to pharmaceutical price appreciation. The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 6.3% during fiscal 2007. The Healthcare Supply Chain Services — Pharmaceutical segment represents approximately 86% of total segment revenue. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Revenue increased $7.0 billion or 10% during fiscal 2006 due to increased revenue within each of the Company’s four reportable segments, including revenue growth of $6.4 billion within the Healthcare Supply Chain Services — Pharmaceutical segment, due primarily to growth in revenue from bulk customers ($5.8 billion). The increase in revenue from bulk customers was due to overall market growth and certain existing customers deciding to purchase a greater volume of product from the Company rather than directly from the manufacturer. The pharmaceutical price appreciation index was 5.6% during fiscal 2006.

Cost of Products Sold

Cost of products sold increased $6.8 billion or 9% and $6.6 billion or 10%, respectively, for the fiscal years ended June 30, 2007 and 2006. The increases in cost of products sold were mainly due to the respective 9% and 10% growth in revenue for fiscal 2007 and 2006. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin increased $431 million or 9% for the fiscal year ended June 30, 2007 over the prior fiscal year. The increase in gross margin was primarily due to revenue growth of $7.2 billion. Factors favorably impacting gross margin included increased sales of clinical and medical products and related services ($204 million), increased manufacturer cash discounts ($193 million), generic pharmaceutical margin ($192 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $171 million). Gross margin was negatively impacted by the increase in customer discounts within the Healthcare Supply Chain Services — Pharmaceutical and Healthcare Supply Chain Services — Medical segments ($324 million) due to increased sales and competitive pricing pressures. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue; however, the Company expects the margin impact of these pricing pressures will be mitigated through sales growth of higher margin manufactured products, effective product sourcing, realization of synergies through integration of acquired businesses and continued focus on cost controls.

Gross margin increased $354 million or 8% for the fiscal year ended June 30, 2006. The increase in gross margin was primarily due to revenue growth of $7.0 billion. Gross margin was favorably impacted by increased gross margin in clinical and manufactured products and related services ($211 million) and manufacturer cash discounts ($139 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $134 million) from the pharmaceutical supply chain business within the Healthcare Supply Chain

Services — Pharmaceutical segment. Gross margin was negatively impacted by increased customer discounts ($232 million) in the pharmaceutical supply chain business.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $200 million or 7% during fiscal 2007 primarily in support of revenue growth. Additional items impacting SG&A expenses included increases due to acquisitions ($72 million) and the Company’s charitable contribution to the Cardinal Health Foundation ($30 million). SG&A expenses were favorably impacted by the year-over-year reduction in equity-based compensation expense ($70 million). The reduction in equity-based compensation expense was due in part to changes made to the Company’s equity compensation program and the grant of stock appreciation rights in the prior year. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

The Company expects SG&A expenses to grow in fiscal 2008 in support of sales growth and new product and service offerings and as a result of the impact of acquisitions and continued investment in research and development projects and international expansion; however, the Company does expect to generate expense efficiencies through the integration of acquired companies and other cost controls.

SG&A expenses increased $385 million or 15% during fiscal 2006 primarily in support of the $7.0 billion revenue growth and as a result of increased equity-based compensation expense ($199 million), primarily due to the adoption of SFAS No. 123(R). See “Other Matters — Adoption of SFAS No. 123(R)” below and Note 18 of “Notes to Consolidated Financial Statements” for additional information regarding equity-based compensation. Additional items impacting SG&A expenses included increased incentive compensation expense ($36 million) due to improved operating performance, incremental expenses associated with the Company’s global restructuring program ($38 million) and increased legal expenses ($15 million) due to then-outstanding litigation.

Impairment Charges and Other

The Company recognized impairment charges and other of $17 million, $6 million and $38 million, respectively, for the fiscal years ended June 30, 2007, 2006 and 2005. See Note 3 of “Notes to Consolidated Financial Statements” for additional information regarding impairment charges and other.

Special Items

The following is a summary of the Company’s special items for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Restructuring charges	$40.1	$47.6	$80.3
Acquisition integration charges	101.5	25.4	48.3
Litigation and other	630.4	7.5	12.9

Total special items	$772.0	$80.5	$141.5

Fiscal 2007 special items charges primarily related to reserves for litigation settlements ($655 million) and IPR&D expenses ($85 million) primarily in connection with the Viasys acquisition. The Company recorded litigation charges and made payment of $655 million during fiscal 2007 related to the settlement of the Cardinal Health federal securities litigation ($600 million), Cardinal Health ERISA litigation ($40 million) and other matters. These charges were offset by $29 million of income related to pharmaceutical manufacturer antitrust litigation. In addition, the Company settled and made payment for the penalty associated with the SEC investigation ($35 million), which was reserved in fiscal 2006 and 2005. These settlements resolve some of the Company’s most significant outstanding litigation as well as the SEC investigation. In fiscal 2008, the Company expects to recognize approximately $58 million in proceeds as income from insurance policies upon final settlement of all claims in shareholder derivative actions. See Note 12 of the “Notes to Consolidated Financial Statements” for further discussion of these matters and other outstanding legal proceedings and regulatory matters.

During fiscal 2007, the Company recorded $85 million of IPR&D charges primarily associated with the Viasys acquisition. The IPR&D charges were determined by an independent third-party appraisal and represent the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expense at the acquisition date.

Fiscal 2006 and 2005 special items charges primarily related to the Company’s restructuring programs, the SEC investigation and Audit Committee internal review, the integration costs of certain acquisitions and settlements received from vitamin antitrust litigation. See Note 3 of the “Notes to Consolidated Financial Statements” for details of the Company’s special items.

Operating Earnings

Operating earnings decreased $471 million or 26% during fiscal 2007, which includes increased special items charges ($692 million) and impairment and other charges ($12 million). Operating earnings were favorably impacted by gross margin growth ($431 million) and negatively impacted by increased SG&A expenses ($200 million).

Operating earnings increased $63 million or 4% during fiscal 2006. Operating earnings were favorably impacted by gross margin growth ($354 million) and the year-over-year decrease in special items charges ($61 million) and impairment charges and other ($33 million). Fiscal 2006 operating earnings were negatively impacted by increased SG&A expenses ($385 million).

Interest Expense and Other

Interest expense and other increased $17 million or 16% during fiscal 2007 primarily due to increased borrowing levels and interest rates. Interest expense and other decreased $13 million during fiscal 2006 primarily due to an increase in investment income ($7 million) and foreign exchange gains ($4 million).

Provision for Income Taxes

The provisions for income taxes relative to earnings before income taxes and discontinued operations were 32.9%, 33.2% and 35.9% of pretax earnings in fiscal 2007, 2006 and 2005, respectively. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item and the taxing jurisdiction. The Company’s effective tax rate reflects tax benefits derived from increasing operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. The Company has tax incentive agreements in several non-U.S. tax jurisdictions which will expire in fiscal years 2009 through 2024 if not renewed. The Company does not believe that potential changes from existing tax incentive agreements will have a material adverse effect on the Company’s financial position or results of operations.

The Company’s fiscal 2007 provision for income taxes relative to earnings before income taxes and discontinued operations was $412.6 million and the effective tax rate was 32.9%. The fiscal 2007 effective tax rate benefited by 0.2 percentage points from equity-based compensation expense, which is deductible at a tax rate higher than the average tax rate. The fiscal 2007 effective tax rate was adversely impacted by 0.75 percentage points due to the non-deductibility of certain special items and impairments, principally the IPR&D charge related to the Viasys acquisition.

With few exceptions, the Company is no longer subject to U.S. federal or non-U.S. income tax audits by tax authorities for fiscal years ending before June 30, 2001. The years subsequent to fiscal 2000 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. The Internal Revenue Service (“IRS”) currently has ongoing examinations of open years from 2001 through 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years. While it is not currently possible to predict the impact of settlements or other IRS audit activity on income tax expense or cash flows during the next 12 months, the Company does not expect any significant impact on financial position.

During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $9.9 million adjustment to the tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002. During the second quarter of fiscal 2007, the effective tax rate from continuing operations was negatively impacted by a $7.3 million adjustment to the tax reserves related to an ongoing international tax audit. During the third quarter of fiscal 2007, the Company entered into an agreement with the IRS to close the fiscal years 1996 through 2000 federal audits. As a result, the Company reversed tax reserves of approximately $8.9 million.

The Company’s fiscal 2006 provision for income taxes relative to earnings before income taxes and discontinued operations was $577.1 million and the effective tax rate was 33.2%. The fiscal 2006 effective tax rate was adversely impacted by 0.2 percentage points due to the non-deductibility of certain special items.

A provision of the American Jobs Creation Act of 2004 (“AJCA”) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from non-U.S. subsidiaries. During the fourth quarter of fiscal 2005, the Company determined that it would repatriate $500 million of accumulated non-U.S. earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly, the Company recorded a related tax liability of $26.3 million as of June 30, 2005. The $500 million is the maximum repatriation available to the Company under the repatriation provisions of the AJCA. During fiscal 2006, the Company repatriated $494 million of qualifying accumulated foreign earnings in accordance with its plan adopted during fiscal 2005. An additional tax liability of $0.4 million was recorded during fiscal 2006 due to new state legislation with respect to the AJCA, bringing the Company’s total tax liability related to the repatriation recorded through June 30, 2006 to $26.7 million. Uses of repatriated funds included domestic expenditures related to non-executive salaries, capital asset investments and other permitted activities. See Note 11 of “Notes to Consolidated Financial Statements” for additional information.

Discontinued Operations

Earnings from discontinued operations, net of tax increased by $1.3 billion during fiscal 2007 primarily due to the after-tax gain on the sale of the PTS Business ($1.1 billion) and impairment charges from prior year ($185 million). See Note 8 in “Notes to Consolidated Financial Statements” for further information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

The Company’s operations are organized into four reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; and Medical Products Manufacturing. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and the integrated sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to the segments. See Note 17 in the “Notes to Consolidated Financial Statements” for additional information on the Company’s reportable segments.

Revenue increased in each of the Company’s four reportable segments during fiscal 2007, including double-digit growth in the Medical Products Manufacturing (12%) and Clinical Technologies and Services (11%) segments. Segment profit increased in each of the Company’s four reportable segments, including double-digit growth in the Medical Products Manufacturing (20%), Clinical Technologies and Services (20%) and Healthcare Supply Chain Services — Pharmaceutical (14%) segments.

The following table summarizes segment revenue for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	Growth(1)		Segment Revenue
	2007	2006	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical:
Revenue from non-bulk customers(2)	6%	2%	$42,672.8	$40,174.9	$39,570.5
Revenue from bulk customers(2)	13%	24%	33,900.0	29,872.0	24,084.4

Total Healthcare Supply Chain Services — Pharmaceutical	9%	10%	$76,572.8	$70,046.9	$63,654.9
Healthcare Supply Chain Services — Medical	4%	6%	7,513.9	7,198.6	6,823.0
Clinical Technologies and Services	11%	11%	2,687.0	2,430.3	2,189.3
Medical Products Manufacturing	12%	6%	1,835.9	1,632.9	1,537.0

Total segment revenue	9%	10%	$88,609.6	$81,308.7	$74,204.2
Corporate(3)	N.M.	N.M.	(1,757.6)	(1,644.5)	(1,538.2)

Consolidated revenue	9%	10%	$86,852.0	$79,664.2	$72,666.0

(1)	Growth is calculated as the percentage change (increase or decrease) for a given year as compared to the immediately preceding year.

(2)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Healthcare Supply Chain Services — Pharmaceutical section for the Company’s description of revenue from bulk customers.

(3)	Corporate revenue consists of the elimination of inter-segment revenue for all periods presented.

The following table summarizes segment profit for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	Growth(1)		Segment Profit(2)(3)
	2007	2006	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical(4)	14%	(7)%	$1,299.8	$1,142.6	$1,223.6
Healthcare Supply Chain Services — Medical(5)	1%	(14)%	318.1	314.5	367.5
Clinical Technologies and Services	20%	35%	385.7	320.3	238.1
Medical Products Manufacturing(4)	20%	(6)%	197.6	164.5	175.7

Total segment profit	13%	(3)%	$2,201.2	$1,941.9	$2,004.9
Corporate(6)	N.M.	N.M.	(827.5)	(97.0)	(222.7)

Consolidated operating earnings	(26)%	4%	$1,373.7	$1,844.9	$1,782.2

(1)	Growth is calculated as the percentage change (increase or decrease) for a given year as compared to the immediately preceding year.

(2)	A portion of the corporate costs previously allocated to the former Pharmaceutical Technologies and Services segment have been reclassified to the remaining four segments based upon each segment’s respective proportion of allocated corporate expenses. In addition, equity-based compensation has been allocated to the segments based upon the forecasted equity-based compensation expense for the respective segment plus one-fourth of the forecasted corporate equity-based compensation expense. Prior period information has been adjusted to reflect these changes in methodology.

(3)	Equity-based compensation expense was $138 million, $208 million and $9 million, respectively, for the fiscal years ended June 30, 2007, 2006 and 2005.

(4)	During the first quarter of fiscal 2006, the Healthcare Supply Chain Services — Pharmaceutical segment recorded a charge reflecting credits owed to certain vendors ($32 million) for prior periods. During the fourth quarter of fiscal 2007, an adjustment ($4 million) was recorded to reduce a portion of the reserve based upon a revised estimate.

(5)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services — Medical segment and the Medical Products Manufacturing segment to better align costs with the segment that receives the related benefits. Prior period information has been adjusted to reflect this change in methodology.

(6)	For fiscal 2007, 2006 and 2005, corporate operating earnings include special items, impairment charges and other and certain other Corporate investment spending described below:

•	Special items — Corporate operating earnings include special items of $772 million, $81 million and $142 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively (see Note 3 in the “Notes to Consolidated Financial Statements” for discussion of special items).

•	Impairment charges and other — See Note 3 in the “Notes to Consolidated Financial Statements” for further discussion of impairment charges and other.

•	Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for fiscal years, 2007, 2006 and 2005 was $22 million, $19 million and $18 million, respectively.

Healthcare Supply Chain Services — Pharmaceutical Performance

During fiscal 2007, Healthcare Supply Chain Services — Pharmaceutical segment revenue increased $6.5 billion or 9% primarily from revenue from bulk customers. Segment profit increased $157 million due to revenue growth, increased generic pharmaceutical margin and increased distribution service agreement fees and pharmaceutical price appreciation, offset by increased customer discounts and increased SG&A expenses. The pharmaceutical distribution market remains highly competitive and the Company expects that customer discounts will continue to increase. However, the Company expects that increased manufacturer cash discounts and distribution service agreement fees, both of which increase with revenue growth, combined with increased generic margin and continued pharmaceutical price appreciation will enable the Company to offset increased customer discounts. The Company’s results could be adversely affected if sales of pharmaceutical products decline, the frequency of new generic pharmaceutical launches decreases or pharmaceutical price appreciation decreases from its historical rate. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the frequency of new generic pharmaceutical launches increases or pharmaceutical price appreciation exceeds its historical rate.

Revenue from bulk customers, described below, increased $4.0 billion during fiscal 2007 with additional volume from existing customers ($2.7 billion) and new customers ($1.3 billion). Revenue from non-bulk customers increased $2.5 billion. Growth in revenue from non-bulk customers was driven by additional sales volume from existing customers and pharmaceutical price appreciation ($4.0 billion). The pharmaceutical price appreciation index was 6.3% for fiscal 2007. Acquisitions ($1.2 billion), mainly Dohmen and ParMed, also had a favorable impact on the year-over-year revenue comparison. Negatively impacting growth in revenue from non-bulk customers was the loss of existing customers due to competition ($1.0 billion) and the sale of a significant part of the specialty distribution business ($1.7 billion) in the fourth quarter of fiscal 2006.

Healthcare Supply Chain Services — Pharmaceutical segment profit increased $157 million or 14% in fiscal 2007. Gross margin increased segment profit by $202 million primarily due to the segment’s revenue growth and increased generic pharmaceutical margin ($192 million) due to new product launches and competitive vendor pricing. Gross margin also was favorably impacted by increased manufacturer cash discounts due to sales volume growth ($187 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $171 million). Gross margin was negatively impacted by increased customer discounts ($319 million) due to increased sales volume and competitive pressures. The Company expects continued customer discounting due to the competitive market in which it operates. Increases in segment SG&A expenses negatively impacted segment profit by approximately $45 million for fiscal 2007. Increases in SG&A expenses were in support of the increased sales volume and due to the impact of acquisitions ($37 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million). Segment profit was negatively impacted by the prior year sale of a significant portion of the specialty distribution business ($43 million).

The Company estimates that branded pharmaceuticals with industry-wide sales volume domestically of $21.8 billion and $4.4 billion came off of patent protection during fiscal 2007 and 2006, respectively, which allowed for generic pharmaceutical competition. The Company’s estimate of industry-wide branded pharmaceutical sales volume is internally developed using industry sales data for significant branded pharmaceuticals adapted for the Company’s fiscal period. Generic pharmaceuticals negatively impact revenue because they are offered at lower prices than branded pharmaceuticals; however, generic pharmaceuticals positively impact gross margin and operating earnings due to competitive vendor pricing. The Company generally earns the highest margins on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary. The Company expects a similar level of branded pharmaceuticals will come off of patent protection during fiscal 2008 compared with fiscal 2007.

During fiscal 2006, Healthcare Supply Chain Services — Pharmaceutical segment revenue increased $6.4 billion or 10%. Revenue from bulk customers increased $5.8 billion. Centralized warehouse and mail order customers contributed $5.0 billion and $0.8 billion, respectively, of the bulk customer revenue growth. The additional sales volume was due in significant part to certain existing warehouse customers deciding to purchase from the Company rather than directly from the manufacturer. Revenue from non-bulk customers increased $604 million based upon pharmaceutical price appreciation and additional sales volume from new and existing customers. Revenue growth was negatively impacted as a result of the decision of the specialty distribution business’s largest customer to begin self distribution on January 1, 2006 and the sale of a significant portion of the specialty distribution business in the fourth quarter ($190 million). The pharmaceutical price appreciation index was 5.6% for fiscal 2006.

Healthcare Supply Chain Services — Pharmaceutical segment profit decreased $81 million or 7% in fiscal 2006. Gross margin increased segment profit by $70 million due primarily to the segment’s revenue growth and increased manufacturer cash discounts ($139 million) due to increased sales within the pharmaceutical supply chain business. In addition, gross margin was favorably impacted by distribution service agreement fees and pharmaceutical price appreciation (combined impact of $134 million). Other factors favorably impacting gross margin included generic pharmaceuticals ($32 million) due to sales growth, competitive vendor pricing, the introduction of new generic pharmaceuticals within the pharmaceutical supply chain business, the addition of new vendors to the segment’s National Logistics Center ($27 million) and a last-in, first-out (“LIFO”) reserve reduction ($26 million) primarily due to price deflation within generic pharmaceutical inventories.

Increased customer discounts within the pharmaceutical supply chain business negatively impacted segment profit by $232 million due to increased sales volume and competitive pressures. Segment profit was also negatively impacted by an adjustment ($32 million), as described in detail below. Increases in segment SG&A expenses negatively impacted segment profit by approximately $151 million for fiscal 2006 compared to fiscal 2005. Increases in these expenses were in support of the increased sales volume and increased equity-based compensation expense ($67 million) due primarily to the adoption of SFAS No. 123(R).

As noted above, Healthcare Supply Chain Services — Pharmaceutical segment profit was negatively impacted by an adjustment recorded in the first quarter of fiscal 2006. The Company discovered it had inadvertently and erroneously failed to process credits owed to a vendor in prior years. After a thorough review, the Company determined it had failed to process similar credits for a limited number of additional vendors. These processing failures, specific to a limited area of vendor credits, resulted from system programming, interface and data entry errors relating to these vendor credits which occurred over a period of years. As a result, the Company recorded a charge ($32 million) in the first quarter of fiscal 2006 reflecting its estimate of the credits owed to these vendors.

Bulk and Non-Bulk Customers.  The Healthcare Supply Chain Services — Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. For example, a single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. To assist the Company in managing its business, an internal analysis has been prepared to allocate segment expenses (total of segment cost of products sold and segment selling, general and administrative expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for fiscal 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Non-bulk customers:
Revenue from non-bulk customers	$42,673	$40,175	$39,571
Segment expenses allocated to non-bulk customers(1)(2)	41,565	39,215	38,475
Segment profit from non-bulk customers(1)(2)	1,108	960	1,096
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers(1)(2)	2.6%	2.4%	2.8%
Bulk customers:
Revenue from bulk customers	$33,900	$29,872	$24,084
Segment expenses allocated to bulk customers(1)(2)	33,709	29,716	23,988
Segment profit from bulk customers(1)(2)	191	156	96
Segment profit from bulk customers as a percentage of revenue from bulk customers(1)(2)	0.6%	0.5%	0.4%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) within the Healthcare Supply Chain Services — Pharmaceutical segment services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) within the Healthcare Supply Chain Services — Pharmaceutical segment only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e. excluding Distribution and Brokerage) within the Healthcare Supply Chain Services — Pharmaceutical segment service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

The following describes the allocation of the major components of cost of products sold for Distribution between bulk and non-bulk customers:

•	Cost of products sold for pharmaceutical products is determined by specifically tracking the manufacturer’s designated price of products, at the time the products are sold, by bulk and non-bulk customers. The manufacturer’s designated price is then reduced by other components impacting cost of products sold, including distribution service agreement fees, pharmaceutical price appreciation, manufacturer cash discounts and manufacturer rebates and incentives. In addition, other inventory charges and credits are added or subtracted, as appropriate, to arrive at cost of products sold. The Company used the following methods that it believes provide a reasonable correlation to allocate the remaining components of cost of products sold between bulk and non-bulk customers.

•	Distribution service agreement fees and pharmaceutical price appreciation are tracked by manufacturer. Therefore, the Company allocated the distribution service agreement fees and pharmaceutical price appreciation associated with each manufacturer among their products in proportion to sales of each product between bulk and non-bulk customers.

•	Manufacturer cash discounts are recognized as a reduction to cost of products sold when the related inventory is sold and were allocated in proportion to the manufacturer’s published price of the product sold to bulk and non-bulk customers.

•	Manufacturers’ rebates and incentives are based on the individual agreements entered into with manufacturers related to specific products. Rebates and incentives were grouped by contract terms and then allocated in proportion to sales to bulk and non-bulk customers.

•	Other inventory charges and credits include charges for outdated and returned inventory items and fluctuation in inventory reserves. The Company estimated the portion of these inventory charges and credits attributable to each product and then allocated them to bulk and non-bulk customers in proportion to the sales of these products.

The Company used methods that it believes provide a reasonable correlation to allocate the selling, general and administrative expenses for Distribution between bulk and non-bulk customers as follows:

•	Warehouse expense includes labor-related expenses associated with receiving, shipping and handling the inventory as well as warehouse storage costs including insurance, taxes, supplies and other facility costs. Warehouse expense was allocated in proportion to the number of invoice line items filled for each bulk or non-bulk customer because the Company believes that there is a correlation between the number of different products ordered as reflected in invoice lines and the level of effort associated with receiving, shipping and handling that order (bulk customers typically order larger quantities of products for each invoice line);

•	Delivery expense includes transportation costs associated with physically moving the product from the warehouse to the customer’s designated location. Delivery expense was allocated in proportion to the number of invoices generated for each bulk or non-bulk customer on the assumption that each invoice generates a delivery;

•	Sales expense includes personnel-related costs associated with sales and customer service activities (such activities are the same for both bulk and non-bulk customers). Sales expense was allocated in proportion to the number of invoices generated for each bulk or non-bulk customer because customer invoices are a reasonable estimate of the amount of customer service calls and sales effort; and

•	General and administrative expenses were allocated in proportion to the units of products sold to bulk or non-bulk customers. These expenses were allocated on the assumption that general and administrative expenses increase or decrease in direct relation to the volume of sales.

(2)	Amounts exclude LIFO credit provisions of $0, $26 million and $32 million in fiscal 2007, 2006 and 2005, respectively.

The internal analysis indicated segment expenses as a percentage of revenue were higher for bulk customers than for non-bulk customers because of higher segment cost of products sold partially offset by lower segment SG&A expenses. Bulk customers receive lower pricing on sales of the same products than non-bulk customers due to volume pricing in a competitive market and the lower costs related to the services provided by the Company. In addition, sales to bulk customers in aggregate generate higher segment cost of products sold as a percentage of revenue than sales to non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk customers is also driven by lower manufacturer distribution service agreement fees and branded pharmaceutical price appreciation and lower manufacturer cash discounts. Manufacturer distribution service agreement fees and manufacturer cash discounts are recognized as a reduction to segment cost of products sold and are lower as a percentage of revenue due to the mix of products sold. Pharmaceutical price appreciation increases customer pricing which, in turn, results in higher segment gross margin for sales of inventory that was on-hand at the time of the manufacturer’s price increase. Since products sold to bulk customers are generally held in inventory for a shorter time than products sold to non-bulk customers, there is less opportunity to realize the benefit of pharmaceutical price appreciation. Consequently, segment cost of products sold as a percentage of revenue for bulk customers is higher than for non-bulk customers and segment gross margin as a percentage of revenue is substantially lower for bulk customers than for non-bulk customers. Deliveries to bulk customers require substantially less services by the Company than deliveries to non-bulk customers. As such, the segment SG&A expenses as a percentage of revenue from bulk customers are substantially lower than from non-bulk customers. These factors result in segment profit as a percentage of revenue being significantly lower for bulk customers than for non-bulk customers.

The Company defines bulk customers based on the way in which the Company operates its business and the services it performs for its customers. The Company is not aware of an industry standard regarding the definition of bulk customers and based solely on a review of the Annual Reports on Form 10-K of other national pharmaceutical wholesalers, the Company notes that other companies in comparable businesses may, or may not, use a different definition of bulk customers.

During fiscal 2007, segment profit from bulk customers increased $35 million, or 0.1% of revenue from bulk customers, due to increased sales volume described above and the year-over-year increase in distribution service agreement fees and pharmaceutical price appreciation. Segment profit for non-bulk customers increased $148 million, or 0.2% of revenue from non-bulk customers, compared to fiscal 2006. This increase in segment profit from non-bulk customers was due primarily to the increase in sales volume described above and the impact of generic products which had a greater impact on the profitability of non-bulk customers due to the mix of pharmaceuticals distributed to non-bulk customers.

Fiscal 2006 segment profit from bulk customers increased $60 million, or 0.1% of revenue from bulk customers, due to increased sales volume described above and the year-over-year impact of new distribution service agreements and pharmaceutical price appreciation. The favorable impact of distribution service agreements and of pharmaceutical price appreciation had a greater impact on the profitability of bulk customers than on non-bulk customers in fiscal 2006 due to the mix of branded pharmaceuticals distributed to bulk customers. These positive factors were partially offset by an increase in allocated equity-based compensation expense of $10 million due to the adoption of SFAS No. 123(R). The fiscal 2006 segment profit for non-bulk customers declined $136 million, or 0.4% of revenue from non-bulk customers, compared to fiscal 2005. An increase in segment profit from non-bulk customers due to increased sales and new distribution service agreements was offset by increased customer discounts, an increase in segment SG&A expenses (which was largely due to sales growth and an increase in allocated equity-based compensation expense of $57 million due to the adoption of SFAS No. 123(R)), and a $32 million charge during the first quarter of fiscal 2006 reflecting credits owed to vendors.

Healthcare Supply Chain Services — Medical Performance

During fiscal 2007, Healthcare Supply Chain Services — Medical segment revenue increased $315 million while segment profit remained relatively flat. The Company remains focused on improving operating performance within this segment through continued investment in customer service and restructuring the business. In the fourth quarter of fiscal 2007, the Company announced its plan to combine the headquarters of the Healthcare Supply Chain Services — Pharmaceutical and Medical segments in order to promote sharing best practices and support functions to provide better service for its customers. Refer to “Other Matters — Global Restructuring Program” below for further discussion of the Company’s Healthcare Supply Chain Services — Medical restructuring program.

Healthcare Supply Chain Services — Medical segment revenue growth of $315 million or 4% during fiscal 2007 resulted primarily from increased volume from existing customers ($215 million) and new customer accounts ($100 million). Healthcare Supply Chain Services — Medical segment profit increased $4 million or 1% during fiscal 2007. Gross margin increased segment profit by $27 million primarily as a result of revenue growth and the impact of increased manufacturer cash discounts ($6 million). Negatively impacting gross margin were increased customer discounts ($5 million) and trade receivable reserves ($7 million) related to the segment’s customer service and shared service transition. Increases in SG&A expenses decreased segment profit by $23 million primarily in support of revenue growth and increased transportation costs ($5 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million).

During fiscal 2006, Healthcare Supply Chain Services — Medical segment revenue growth of $376 million or 6% resulted primarily from increased volume from existing customers ($244 million) and new customer accounts ($115 million). Healthcare Supply Chain Services — Medical segment profit decreased $53 million or 14% during fiscal 2006. Gross margin increased segment profit by $53 million as a result of revenue growth and the favorable impact of the mix of private-label and branded products ($9 million) due to emphasis being placed on selling Company branded products and other focused product categories and new products with higher margins ($4 million). Increases in SG&A expenses decreased segment profit by $106 million in support of revenue growth and an increase in equity-based compensation expense ($45 million) due primarily to the adoption of SFAS No. 123(R).

Clinical Technologies and Services Performance

During fiscal 2007, Clinical Technologies and Services segment revenue grew $257 million or 11%. Revenue growth was favorably impacted by new products ($119 million), increased sales volumes to existing customers ($90 million) due to renewals and expansion of product lines and new customers ($35 million). Acquisitions also favorably impacted the year-over-year comparison ($18 million).

Clinical Technologies and Services segment profit increased $65 million or 20%. Gross margin increased segment profit by $132 million primarily as a result of revenue growth. Gross margin was negatively impacted by the estimated costs of the Alaris SE pump corrective action plan and related consulting expenses ($18 million) due to the product recall. Increases in SG&A expenses decreased segment profit by $67 million in support of the revenue growth and as a result of the impact of acquisitions ($22 million) and increased investment in product quality and research and development costs ($11 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million).

During fiscal 2006, Clinical Technologies and Services segment revenue growth of $241 million or 11% resulted primarily from revenue growth within the Pyxis and Alaris product lines. Pyxis products revenue increased $83 million due to higher unit sales resulting from increased demand for the Medstation® 3000 product and improvements within the sales and installation cycles. Alaris products revenue increased $125 million due to competitive displacements driven by technological advantages and sales obtained through the Company’s other relationships. These revenue increases were tempered by slower revenue growth in the clinical and consulting services ($52 million).

Clinical Technologies and Services segment profit increased $82 million or 35% during fiscal 2006. Gross margin increased segment profit by $180 million primarily as a result of revenue growth. Factors favorably impacting gross margin included sales mix ($49 million) and manufacturing efficiencies ($12 million) driven by higher sales volume. Also favorably impacting the year-over-year comparison were the inventory valuation adjustments to fair value from the Alaris acquisition ($24 million) with the adjusted higher value inventory being sold during the first two quarters of fiscal 2005. Increases in SG&A expenses decreased segment profit by $97 million due primarily to an increase in equity-based compensation expense ($55 million) due primarily to the adoption of SFAS 123(R) and in support of the revenue growth. Estimated integration synergies from the Alaris acquisition ($54 million) favorably impacted both gross margin and SG&A expenses.

Medical Products Manufacturing Performance

During fiscal 2007, Medical Products Manufacturing segment revenue grew $203 million or 12%. Revenue growth was favorably impacted by increased sales volume ($74 million) from existing customers and new customers won through new GPO contracts and competitor exits. Revenue growth was also favorably impacted by new product launches ($50 million), including innovations in gloves, respiratory products, surgical instruments and software, and international revenue growth ($62 million), which includes the impact of foreign exchange ($18 million). Acquisitions, including Denver Biomedical and Viasys, favorably impacted the year-over-year comparison ($37 million). Due to the acquisition of Viasys, the Company expects significant growth in the Medical Products Manufacturing segment.

Medical Products Manufacturing segment profit increased $33 million or 20% during fiscal 2007. Gross margin increased segment profit by $72 million primarily as a result of revenue growth. Factors favorably impacting gross margin included manufacturing cost reductions ($20 million) driven by strategic sourcing and expense control related to the Company’s restructuring program and the integration of acquisitions ($21 million), primarily Denver Biomedical. Increases in SG&A expenses negatively impacted segment profit by $39 million primarily in support of the segment’s revenue growth and from the impact of acquisitions ($13 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($12 million).

During fiscal 2006, Medical Products Manufacturing segment revenue grew $96 million or 6% resulting from revenue growth from manufactured gloves and respiratory product lines ($45 million) due to new customer accounts ($14 million) and new products ($31 million) and international revenue growth ($16 million) from new customers.

Medical Products Manufacturing segment profit decreased $11 million or 6% during fiscal 2006. Gross margin increased segment profit by $31 million primarily as a result of revenue growth. Factors favorably impacting gross margin included manufacturing cost reductions driven by cost controls ($30 million) and expense control partially related to the Company’s global restructuring program ($12 million). Increased raw materials costs ($25 million) negatively impacted gross margin. Increases in SG&A expenses negatively impacted segment profit by $42 million primarily due to the increase in equity-based compensation ($41 million) and in support of the segment’s revenue growth. The latex litigation charge ($28 million) recorded during fiscal 2005 also favorably impacted the year-over-year comparison.

Other Matters

Acquisitions

During the fourth quarter of fiscal 2007, the Company acquired Viasys, which offered products and services directed at critical care ventilation, respiratory diagnostics and clinical services, neurological, vascular, audio, homecare, orthopedics, sleep diagnostics and other medical and surgical products markets. The value of the transaction, including the assumption of Viasys’s debt, totaled approximately $1.5 billion. In addition, during fiscal 2007, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these other acquisitions, which was paid in cash, was approximately $165 million. Assumed liabilities of these acquired businesses were approximately $22 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions, including Viasys, occurred at the beginning of fiscal 2006, consolidated results of operations would not have differed materially from reported results. For further information regarding the Company’s acquisitions see “Item 1 — Business — Acquisitions and Divestitures” and Note 2 of “Notes to Consolidated Financial Statements.”

During fiscal 2006, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $364 million. Assumed liabilities of these acquired businesses were approximately $149 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2005, consolidated results of operations would not have differed materially.

During fiscal 2005, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $107 million. Assumed liabilities of these acquired businesses were approximately $27 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2004, consolidated results of operations would not have differed materially.

The Company’s trend with regard to acquisitions has been to expand its role as a provider of services and innovative products to the healthcare industry. This trend has resulted in expansion into areas that complement the Company’s existing operations and provide opportunities for the Company to develop synergies with, and strengthen, the acquired business. As the healthcare industry continues to change, the Company evaluates possible candidates for acquisition and considers opportunities to expand its role as a provider of services to the healthcare industry through all its reportable segments. There can be no assurance, however, that the Company will be able to successfully take advantage of any such opportunity if and when it arises or consummate any such transaction, if pursued. If additional transactions are pursued or consummated, the Company would incur additional acquisition integration charges, and may need to enter into funding arrangements for such acquisitions. There can be no assurance that the integration efforts associated with any such transaction would be successful.

Sale of the PTS Business

On April 10, 2007, the Company completed the sale of the PTS Business to Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group, pursuant to the Purchase and Sale Agreement between the Company and Phoenix, dated as of January 25, 2007 as amended (the “Purchase Agreement”). At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. The Company recognized an after-tax book gain of approximately $1.1 billion from this transaction. The Company used the after-tax net proceeds of approximately $3.1 billion from the sale to repurchase shares. The Purchase Agreement contained customary indemnification provisions for sale transactions of this type.

Global Restructuring Program

During fiscal 2005, the Company launched a global restructuring program with a goal of increasing the value that the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. On April 30, 2007, the Company announced a third phase of its global restructuring program to move the headquarters of the Company’s Healthcare Supply Chain Services — Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. The Company expects this third phase to be substantially completed by the end of fiscal 2009. See the Company’s Form 8-K filed on April 30, 2007 for additional information.

Adoption of SFAS No. 123(R)

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) applying the modified prospective method. SFAS No. 123(R) requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously-granted options. See Note 18 of “Notes to Consolidated Financial Statements” for additional information regarding equity-based compensation.

Pharmaceutical Supply Chain Business Model Transition

Historically, a significant portion of the pharmaceutical supply chain business’ gross margin was derived from the Company’s ability to purchase pharmaceutical inventory, hold that inventory when a manufacturer increased prices, and sell that product at the higher price. Beginning in fiscal 2003, branded pharmaceutical manufacturers began to seek greater control over the amount of product available in the supply chain and, as a result, began to change their sales practices by restricting the volume of product available for purchase by wholesalers. In addition, manufacturers sought additional services from the Company, including providing data concerning product sales and distribution patterns. The Company believes that manufacturers sought these changes to provide them with greater visibility over product demand and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes significantly reduced the pharmaceutical price appreciation earned by the Company.

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

Under the fee-for-service arrangements, reflected in written distribution service agreements, the Company’s compensation for these services may be a fee or a fee plus pharmaceutical price appreciation. In certain instances, the Company must achieve certain performance criteria to receive the maximum fees under the agreement. The fee is typically a fixed percentage of either the Company’s purchases from the manufacturer or the Company’s sales of the manufacturer’s products to its customers. The Company continues to generate gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. If the frequency or rate of branded pharmaceutical price appreciation slows, the Company’s results of operations and financial condition could be adversely affected.

Distribution service agreements between the Company and certain branded pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. These agreements generally cannot be terminated unless mutually agreed by the parties, a breach of the agreement occurs that is not cured, or a bankruptcy filing or similar insolvency event occurs. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period.

Critical Accounting Policies and Sensitive Accounting Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and require use of complex and subjective estimates based upon past experience and management’s judgment. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for doubtful accounts

Trade receivables are amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from ninety days to ten years at interest rates that generally are subject to fluctuation. These financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance for doubtful accounts involve the use of judgment by the Company’s management.

In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. The Company continuously monitors the collectibility of its receivable portfolio by analyzing the aging of its accounts receivable, assessing credit worthiness of its customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults change due to changes in customers’ financial condition or general economic conditions, the Company’s allowance for doubtful accounts may require adjustment.

The allowance for doubtful accounts was $128.9 million and $126.4 million at June 30, 2007 and 2006, respectively. This allowance represented 2.2% and 2.6% of customer receivables at June 30, 2007 and 2006, respectively. The allowance for doubtful accounts as a percentage of revenue was 0.15%, 0.16% and 0.16% at June 30, 2007, 2006 and 2005, respectively. The allowance for doubtful accounts was reduced by $28.4 million,

$22.6 million and $21.2 million in fiscal 2007, 2006, and 2005, respectively, for customer deductions and write-offs and was increased by additional provisions of $24.0 million, $24.6 million and $7.7 million in fiscal 2007, 2006 and 2005, respectively. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables and sales-type leases to the reserve at June 30, 2007 would result in an increase or decrease in bad debt expense of approximately $5.9 million.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. The Company believes the reserve maintained and expenses recorded in fiscal 2007 are appropriate and consistent with historical methodologies employed. At this time, the Company is not aware of any internal process or customer issues that might lead to a significant future increase in the Company’s allowance for doubtful accounts as a percentage of net revenue.

See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

Inventories

A substantial portion of inventories (approximately 73% and 75% at June 30, 2007 and 2006, respectively) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities within the Company’s Healthcare Supply Chain Services — Pharmaceutical segment (“core distribution facilities”) and are primarily merchandise inventories. The LIFO impact on the consolidated statement of earnings in a given year is dependent on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals are primarily inflationary, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals are deflationary, which results in a decrease in cost of products sold.

Under the LIFO method, it is assumed that the most recent inventory purchases are the first items sold. As such, the Company uses LIFO to better match current costs and revenue. Therefore, reductions in the overall inventory levels resulting from declining branded pharmaceutical inventory levels generally will result in a decrease in future cost of products sold, as the remaining inventory will be held at a lower cost due to the inflationary environment. Conversely, reductions in the overall inventory levels created by declining generic pharmaceutical inventory levels would generally increase future cost of products sold, as the remaining inventory will be held at a higher cost due to the deflationary environment. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the core distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2007, the Company did not record any LIFO reserve reductions. The LIFO reserve reduction in fiscal 2006 of $26.0 million was primarily due to price deflation within generic pharmaceutical inventories.

The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the average cost method of inventory valuation for all inventory within the core distribution facilities, inventories would not have changed in fiscal 2007 or fiscal 2006. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $55.8 million and $1.0 million higher than the average cost value as of June 30, 2007 and 2006, respectively. However, the Company’s policy is not to record inventories in excess of its current market value.

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $95.8 million and $112.2 million at June 30, 2007 and 2006, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company’s assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company’s consolidated financial statements.

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

In conjunction with the review of a transaction, the valuation experts assess the status of the acquired company’s research and development projects to determine the existence of IPR&D. In connection with the acquisitions of Viasys and Care Fusion, the Company was required to estimate the fair value of acquired IPR&D which required selecting an appropriate discount rate and estimating future cash flows for each project. Management also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable. Once the fair value was determined, an asset was established, and in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” was immediately written-off as a special item in the Company’s consolidated statement of earnings. The Company recorded $83.9 million and $0.6 million as a special item in fiscal 2007 representing an estimate of Viasys’s and Care Fusion’s acquired IPR&D, respectively (see Note 3 of “Notes to Consolidated Financial Statements”).

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

The Company’s determination of fair value of the reporting units is based on a discounted cash flow analysis or a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size. The methods and assumptions used to test impairment have been revised for the segment realignment for the periods presented. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for risk factors. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment tests in fiscal 2007 and 2006, neither of which resulted in the recognition of any impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of the Company’s reporting units for fiscal 2007 or 2006. See Note 9 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill and other intangibles.

Special Items

The Company records restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this Statement, a liability is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recorded as special items as incurred.

Certain litigation recorded in special items consists of settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature. The Company also classified legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters as special items.

The majority of the special items related to acquisition integration and restructurings can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments and other integration costs. Employee costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the reduction in value of the Company’s assets as a result of the integration or restructuring activities. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. See Note 3 of “Notes to Consolidated Financial Statements” for additional information.

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

Vendor reserves were $72.6 million and $112.4 million at June 30, 2007 and 2006, respectively. Approximately 61% and 73% of the vendor reserve at June 30, 2007 and 2006, respectively, pertained to the Healthcare Supply Chain Services — Pharmaceutical segment. Fluctuations in the reserve balance are caused by the variations of outstanding claims from period to period, timing of settlements and specific vendor issues, such as bankruptcies (significant events would be described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Though vendor transactions remain relatively consistent from period to period, unforeseen events such as the deterioration in the financial condition of a large vendor or a settlement of numerous outstanding claims could cause the reserve to fluctuate, and thus, have a financial impact on the period’s financial results.

At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. However, the Company believes reserves recorded for such disputes are adequate based upon current facts and circumstances.

Self Insurance Accruals

The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $24.3 million and $24.1 million for estimated costs related to outstanding claims at June 30, 2007 and 2006, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be $6.0 million. If the amount of claims, medical or dental costs increase beyond what was estimated, the reserve might not be sufficient and additional expense could be required. However, the Company believes the liabilities recorded are adequate based upon current facts and circumstances.

Medical and dental insurance expense was $174.6 million, $140.5 million and $140.4 million in fiscal 2007, 2006 and 2005, respectively.

Through a wholly owned insurance subsidiary, the Company has certain deductibles or is self-insured for various risks including general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation. However, claims in excess of certain limits are insured with commercial insurers. The Company had recorded liabilities totaling $82.2 million and $76.3 million for anticipated costs related to liability, property and workers’ compensation at June 30, 2007 and 2006, respectively. These costs include an estimate for expected settlements on pending claims, defense costs, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures the Company uses third parties to assist in developing the estimate of expected ultimate costs to settle each claim which is based on specific information related to each claim. For claims incurred but not reported the liabilities are calculated by outside actuaries and are derived in accordance with generally accepted actuarial practices. The amount of ultimate liability in respect to these matters is dependent on future contingent events that cannot be predicted with certainty and may differ from these estimates. Although the Company believes that liability estimates are appropriate based on information available at June 30, 2007, it is possible, based on generally accepted actuarial analysis, that under adverse conditions the ultimate liability could exceed recorded expected liabilities as of June 30, 2007 by as much as $4.9 million. The insurance expense for general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation was $70.4 million, $71.3 million and $66.5 million in fiscal 2007, 2006 and 2005, respectively.

Provision for Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and income tax reserves reflect management’s assessment of estimated future taxes to be paid on items in the financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carry forwards for tax purposes. The Company had net deferred income tax assets of $394.2 million and $461.1 million at June 30, 2007 and 2006, respectively. The Company also had net deferred income tax liabilities of $1.7 billion at June 30, 2007 and 2006. Net deferred income tax assets included net federal, state and local, and international loss and credit carry forwards at June 30, 2007 and 2006 of $178.2 million and $84.9 million, respectively. The Company established a net valuation allowance of $180.5 million and $34.4 million at June 30, 2007 and 2006, respectively, against certain deferred tax assets, which primarily relates to federal and state loss carryforwards for which the ultimate realization of future benefits is uncertain. The Company established a $127.1 million valuation allowance in fiscal 2007 related to capital loss carryforwards resulting from the PTS Business divestiture for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

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

In addition to income mix from geographical regions, the significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. Although not material to the effective tax rate for the three fiscal years ended June 30, 2007, if any of the Company’s assumptions or estimates were to change, an increase/decrease in the Company’s effective tax rate by 1% on earnings before income taxes and discontinued operations would have caused income tax expense to increase/decrease by $12.5 million for the fiscal year ended June 30, 2007.

In the first quarter of fiscal 2008, the Company is required to adopt the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

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

The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires the estimation of future uncertain events. These estimates which are entered within the option valuation model include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates. Effective with all options granted subsequent to the adoption of SFAS No. 123(R), the Company estimates its future stock price volatility based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The Company analyzed historical data to estimate option exercise behaviors and employee terminations to estimate the expected option life and forfeiture rates. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. Once employee stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. However, SFAS No. 123(R) requires the Company to compare its estimated option forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See Note 18 of “Notes to Consolidated Financial Statements” for additional information regarding equity-based compensation.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Consolidated Statements of Cash Flows for fiscal 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Net cash provided by/(used in) — continuing operations:
Operating activities	$1,003.0	$1,850.2	$2,475.6
Investing activities	(1,611.5)	(1,087.2)	(693.9)
Financing activities	(2,593.4)	(1,015.8)	(1,652.7)
Net cash provided by/(used in) — discontinued operations:
Operating activities	$220.1	$270.6	$380.1
Investing activities	3,148.7	(100.0)	(182.2)
Financing activities	(45.4)	(16.4)	(4.6)

Operating activities.  Net cash provided by operating activities from continuing operations during fiscal 2007 totaled $1.0 billion, a decrease of $847 million when compared to fiscal 2006. The decrease was a result of the decline in net income from continuing operations ($324 million) due to the litigation charges and cash settlements made in the fourth quarter of fiscal 2007 ($655 million). See Note 12 of “Notes to Consolidated Financial Statements” for information regarding the litigation settlements. The increase in trade receivables ($783 million) was based on the repurchase of trade receivables ($550 million) under the Company’s committed receivables program, as discussed in Note 19 of “Notes to Consolidated Financial Statements.” In line with the Company’s focus on capital deployment, inventory levels declined $217 million and accounts payable increased $224 million.

Net cash provided by operating activities from continuing operations during fiscal 2006 totaled $1.9 billion, a decrease of $625 million when compared to fiscal 2005. The decrease was primarily a result of the net proceeds received during fiscal 2005 under the Company’s committed receivables sales facility program ($550 million). See Note 19 of “Notes to Consolidated Financial Statements” for information regarding this program. During fiscal 2006, the accounts payable increase ($1.5 billion) was partially offset by increased inventories ($356 million) and increased accounts receivable ($895 million). The accounts payable, trade receivable and inventory increases were due to new sales volume from an existing large retail chain customer and the timing of inventory purchases from vendors in the Healthcare Supply Chain Services — Pharmaceutical segment.

Net cash provided by operating activities from discontinued operations during fiscal 2007 totaled $220 million. Net cash provided by operating activities from discontinued operations in fiscal 2007 was a result of earnings from discontinued operations ($1.1 billion) less the gain on the sale of the PTS Business ($1.1 billion).

Net cash provided by operating activities from discontinued operations during fiscal 2006 and 2005 totaled $271 million and $380 million, respectively. Net cash provided by discontinued operations in fiscal 2006 and 2005 was a result of the loss from discontinued operations ($163 million and $16 million, respectively), offset by the changes in the operating assets and liabilities from discontinued operations.

Investing activities.  Net cash used by investing activities for continuing operations of $1.6 billion during fiscal 2007 reflected cash used to complete acquisitions to broaden and enhance product offerings, including Viasys within the Medical Products Manufacturing segment, MedMined and Care Fusion within the Clinical Technologies and Services segment and SpecialtyScripts within the Healthcare Supply Chain Services — Pharmaceutical segment. See “Acquisitions and Divestitures” within “Item 1 — Business” of this Form 10-K and Note 2 of “Notes to Consolidated Financial Statements” for further information regarding the Company’s acquisitions. Proceeds from the sale of short-term investments classified as available for sale ($367 million) were offset by capital spending ($357 million) to develop and enhance the Company’s infrastructure including facilities, information systems and machinery and equipment. See Note 4 of “Notes to Consolidated Financial Statements” for information regarding the Company’s investments.

Net cash used in investing activities for continuing operations of $1.1 billion during fiscal 2006 reflected the Company’s purchase of short-term investments classified as available for sale ($399 million) and capital spending ($340 million). In addition, during fiscal 2006, the Company used cash to complete acquisitions ($362 million) which expand its role as a provider of services to the healthcare industry and are primarily associated with the acquisitions of Dohmen and ParMed within the Healthcare Supply Chain Services — Pharmaceutical segment, Denver Biomedical within the Medical Products Manufacturing segment and the remaining minority interest of Source Medical within the Healthcare Supply Chain Services — Medical segment.

Net cash used in investing activities for continuing operations during fiscal 2005 of $694 million reflected the Company’s capital spending ($340 million), the acquisitions of Alaris and Geodax ($273 million) and the purchase of short-term investments classified as available for sale ($100 million).

Net cash provided by investing activities for discontinued operations in fiscal 2007 of $3.1 billion reflected proceeds from the PTS Business divestiture ($3.2 billion) offset by capital spending ($108 million). Net cash used in investing activities for discontinued operations in fiscal 2006 and 2005 of $100 million and $182 million, respectively, primarily represents capital spending ($103 million and $214 million, respectively).

Financing activities.  Net cash used in financing activities for continuing operations of $2.6 billion during fiscal 2007 reflected the Company’s repurchase of its Common Shares ($3.7 billion) and dividend payments to shareholders ($144 million). See “Share Repurchases” below for additional information. The Company also used cash to repay long-term obligations ($784 million). Cash provided by financing activities included proceeds received from the issuance of long-term obligations, net of issuance costs ($1.5 billion) and proceeds received from shares issued under various employee stock plans ($553 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $1.0 billion during fiscal 2006 reflected the Company’s repurchase of its Common Shares ($1.5 billion) and dividend payments to shareholders ($102 million). The Company also used cash to purchase certain buildings and equipment which were under capital lease agreements ($258 million) reflected in the reduction of long-term obligations. Cash provided by financing activities includes proceeds received from the issuance of long-term obligations, net of issuance costs ($497 million) and proceeds received from shares issued under various employee stock plans ($241 million).

Net cash used in financing activities for continuing operations of $1.7 billion during fiscal 2005 reflected the Company’s decisions to retire debt ($1.9 billion) and commercial paper ($551 million) assumed in the Alaris acquisition. The Company also used cash to repurchase its Common Shares ($500 million) and pay dividends to shareholders ($52 million) as authorized by its Board of Directors. Cash provided by financing activities include proceeds received from the issuance of long-term obligations, net of issuance costs ($1.3 billion) and proceeds received from shares issued under various employee stock plans ($111 million).

Net cash used in financing activities for discontinued operations in fiscal 2007, 2006 and 2005 reflected $39 million, $48 million and $22 million, respectively, in repayments on borrowings. Sources of cash for fiscal 2007, 2006 and 2005 were additional borrowings of $4 million, $29 million and $17 million, respectively.

International Cash

The Company’s cash balance of approximately $1.3 billion as of June 30, 2007 included approximately $707 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so subjects it to United States federal income tax. See Note 11 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

Share Repurchases

The Company repurchased approximately $5.8 billion of its Common Shares, in the aggregate, through share repurchase programs during fiscal 2007, 2006 and 2005. During fiscal 2007, the Company repurchased $3.8 billion of its Common Shares under a $4.5 billion repurchase program or 53.8 million shares at an average price per share of $69.79. This $4.5 billion repurchase program will expire on June 30, 2008. On August 8, 2007, the Company announced a new $2.0 billion share repurchase program which expires on August 31, 2009. The share repurchase activity (apart from the use of net proceeds from the PTS Business divestiture) supports the Company’s previously stated long-term goal to return 50% of net cash provided by operating activities from continuing operations to shareholders.

During fiscal 2006 and 2005 the Company repurchased $1.5 billion and $500 million, respectively, of Common Shares. The Company’s fiscal 2006 and 2005 Common Share repurchases represent 22.0 million and 8.9 million shares at an average price per share of $68.39 and $56.76, respectively.

See “Issuer Purchases of Equity Securities” within “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information regarding the Company’s most recent share repurchase program.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $800 million in receivables.

The Company increased the commercial paper program from $1.0 billion to $1.5 billion on February 28, 2007. The Company had no outstanding borrowings from the commercial paper program at June 30, 2007.

On January 24, 2007, the Company amended certain terms of the revolving credit facility which is available for general corporate purposes. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. This revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2007, except for $79 million of standby letters of credit issued on behalf of the Company.

During the second quarter, the Company repurchased the aggregate $550 million of receivable interests outstanding under its committed receivables sales facility program with the capacity to sell $800 million in receivables. After these repurchases, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year. See Note 19 in “Notes to Consolidated Financial Statements” for more information on the Company’s committed receivables sales facility program.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allows for borrowings up to $131 million, of which $29 million was outstanding at June 30, 2007.

The Company entered into a $500 million short-term loan facility on March 30, 2007 and it was terminated on April 10, 2007. The Company also terminated a $150 million extendible commercial note program in the third quarter of fiscal 2007.

On October 3, 2006, the Company sold $350 million aggregate principal amount of 2009 floating rate notes and $500 million aggregate principal amount of 5.80% notes due 2016 in a private offering. The proceeds of the debt issuance were used to repay $500 million of the Company’s preferred debt securities, $127 million of the 7.30% notes due 2006 and other short-term obligations of the Company.

On June 8, 2007, the Company sold $300 million aggregate principal amount of 5.65% notes due 2012 and $300 million aggregate principal amount of 6.00% notes due 2017 in a private offering. The proceeds of the debt issuance were used to fund a portion of the purchase price of the Viasys acquisition and for general corporate purposes.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500 million of the principal balance with a portion of the proceeds of the October 2006 sale of notes discussed above and a minimum net worth covenant was added whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. The amendment eliminated a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. After the repayment, the Company had $150 million of preferred debt securities outstanding. These preferred debt securities are classified as long-term obligations, less current portion and other short-term obligations in the Company’s consolidated balance sheet.

See Notes 10 and 19 in “Notes to Consolidated Financial Statements” for more information about the Company’s capital resources.

From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of products and services that improve the safety and productivity of healthcare. The Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its role as a provider of products and services to the healthcare industry through all its reportable segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such mergers or acquisitions.

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

Debt Ratings/Covenants

The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The Moody’s and Fitch rating outlooks are “stable” and the S&P outlook is “positive.”

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of June 30, 2007, the Company was in compliance with this covenant. A breach of this covenant would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

Interest Rate and Currency Risk Management

The Company uses foreign currency forward contracts and interest rate swaps to manage its exposure to cash flow variability. The Company also uses foreign currency forward contracts and interest rate swaps to protect the value of its existing foreign currency assets and liabilities and the value of its debt. See Notes 1 and 14 of “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments.

Contractual Obligations

As of June 30, 2007, the Company’s contractual obligations, including estimated payments due by period, are as follows (in millions):

	2008	2009-2010	2011-2012	Thereafter	Total

On Balance Sheet:
Long-term debt(1)	$13.1	$655.0	$789.4	$1,999.8	$3,457.3
Interest on long-term debt	202.0	376.0	302.2	732.5	1,612.7
Capital lease obligations(2)	3.7	6.4	5.4	4.0	19.5
Other long-term liabilities(3)	14.9	21.0	7.2	0.1	43.2
Off-Balance Sheet:
Operating leases(4)	105.2	159.4	113.1	114.0	491.7
Purchase obligations(5)	499.4	58.9	36.0	10.5	604.8

Total financial obligations	$838.3	$1,276.7	$1,253.3	$2,860.9	$6,229.2

(1)	Represents maturities of the Company’s long-term debt obligations excluding capital lease obligations described below. See Note 10 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of the Company’s capital lease obligations included within long-term obligations on the Company’s balance sheet and the related estimated future interest payments.

(3)	Represents cash outflows by period for certain of the Company’s long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as deferred taxes, have been excluded from the table above as there are no cash outflows associated with the liabilities or the timing of the cash outflows cannot reasonably be estimated.

(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 12 of “Notes to Consolidated Financial Statements.”

(5)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company’s total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. The significant amount disclosed within fiscal 2008, as compared to other periods, primarily represents obligations to purchase inventories within the Healthcare Supply Chain Services — Medical segment.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources — Capital Resources” above and Note 19 in “Notes to Consolidated Financial Statements,” which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 in “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. The Company maintains a comprehensive hedging program to manage volatility related to these market exposures. It employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 1 and 14 of “Notes to Consolidated Financial Statements” for further discussion regarding the Company’s use of derivative instruments.

Foreign Exchange Rate Sensitivity

By nature of the Company’s global operations, it is exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since the Company manufactures and sells its products throughout the world, its foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the Canadian dollar, European euro, Mexican peso, Thai baht, British pound, and Australian dollar.

Transactional Exposure

The Company’s transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. The analysis utilizes an implied volatility measurement for each currency to estimate the net potential gain or loss. The analysis included the estimated impact of its hedging program, which mitigates the Company’s transactional exposure. At June 30, 2007 and 2006, the Company had hedged approximately 46% and 44%, respectively, of its transactional exposures. The following table summarizes the analysis as it relates to the Company’s transactional exposure (in millions):

	2007	2006

Net estimated transactional exposure	$667.4	$471.4
Sensitivity gain/loss	45.6	39.5
Estimated offsetting impact of hedges	(20.6)	(17.3)

Estimated net gain/loss	$25.0	$22.2

Translational Exposure

The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S. dollars, the functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company’s analysis at June 30, 2007 and 2006. The following table summarizes the Company’s translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S. dollar (in millions):

	2007	2006

Net estimated translational exposure	$89.0	$93.0
Sensitivity gain/loss	8.9	9.3

Interest Rate Sensitivity

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

As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2007 and 2006, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $9.4 million and $6.2 million, respectively.

Commodity Price Sensitivity

The Company purchases certain commodities for use in its manufacturing processes, which include latex, heating oil, diesel fuel and polystyrene, among others. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. At June 30, 2007 and 2006, the Company had not hedged any of these exposures. The table below summarizes the Company’s analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2007 and 2006 (in millions):

	2007	2006

Estimated commodity exposure	$251.3	$173.7
Sensitivity gain/loss	25.1	17.4

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the
Board of Directors of Cardinal Health, Inc.:

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

ERNST & YOUNG LLP
Columbus, Ohio
August 22, 2007

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In millions, except per common share amounts)

Revenue	$86,852.0	$79,664.2	$72,666.0
Cost of products sold	81,606.7	74,850.2	68,206.3

Gross margin	$5,245.3	$4,814.0	$4,459.7
Selling, general and administrative expenses	3,082.3	2,882.8	2,497.7
Impairment charges and other	17.3	5.8	38.3
Special items — restructuring charges	40.1	47.6	80.3
— acquisition integration charges	101.5	25.4	48.3
— litigation and other	630.4	7.5	12.9

Operating earnings	$1,373.7	$1,844.9	$1,782.2
Interest expense and other	121.4	104.5	117.8

Earnings before income taxes and discontinued operations	$1,252.3	$1,740.4	$1,664.4
Provision for income taxes	412.6	577.1	597.3

Earnings from continuing operations	$839.7	$1,163.3	$1,067.1
Earnings/(loss) from discontinued operations (net of tax (expense)/benefits of $(20.4), $22.9 and $12.1 for fiscal years ended June 30, 2007, 2006 and 2005, respectively)	1,091.4	(163.2)	(16.4)

Net earnings	$1,931.1	$1,000.1	$1,050.7

Basic earnings/(loss) per Common Share:
Continuing operations	$2.13	$2.76	$2.48
Discontinued operations	2.76	(0.38)	(0.04)

Net basic earnings per Common Share	$4.89	$2.38	$2.44

Diluted earnings/(loss) per Common Share:
Continuing operations	$2.07	$2.71	$2.45
Discontinued operations	2.70	(0.38)	(0.04)

Net diluted earnings per Common Share	$4.77	$2.33	$2.41

Weighted average number of shares outstanding:
Basic	394.9	421.2	430.5
Diluted	404.7	428.5	435.7

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006
	(In millions)

ASSETS
Current assets:
Cash and equivalents	$1,308.8	$1,187.3
Short-term investments available for sale	132.0	498.4
Trade receivables, net	4,714.4	3,808.8
Current portion of net investment in sales-type leases	354.8	290.1
Inventories	7,383.2	7,493.0
Prepaid expenses and other	651.3	558.8
Assets held for sale and discontinued operations	—	2,739.5

Total current assets	$14,544.5	$16,575.9

Property and equipment, at cost:
Land, buildings and improvements	1,694.0	1,837.2
Machinery and equipment	1,657.4	1,278.1
Furniture and fixtures	185.8	167.7

Total property and equipment, at cost	$3,537.2	$3,283.0
Accumulated depreciation and amortization	(1,890.2)	(1,778.0)

Property and equipment, net	$1,647.0	$1,505.0
Other assets:
Net investment in sales-type leases, less current portion	820.7	754.7
Goodwill and other intangibles, net	5,860.9	4,283.4
Other	280.7	314.3

Total assets	$23,153.8	$23,433.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$16.0	$199.0
Accounts payable	9,162.2	8,907.8
Other accrued liabilities	2,247.3	1,941.1
Liabilities from businesses held for sale and discontinued operations	34.2	534.2

Total current liabilities	$11,459.7	$11,582.1

Long-term obligations, less current portion and other short-term borrowings	3,457.3	2,588.6
Deferred income taxes and other liabilities	859.9	771.9
Shareholders’ equity:
Preferred Shares, without par value
Authorized — 0.5 million shares, Issued — none	—	—
Common Shares, without par value
Authorized — 755.0 million shares, Issued — 493.0 million shares and 482.3 million shares at June 30, 2007 and 2006, respectively	3,931.3	3,195.5
Retained earnings	11,539.9	9,760.5
Common Shares in treasury, at cost, 124.9 million shares and 71.5 million shares at June 30, 2007 and 2006, respectively	(8,215.3)	(4,499.2)
Accumulated other comprehensive income	121.0	33.9

Total shareholders’ equity	$7,376.9	$8,490.7

Total liabilities and shareholders’ equity	$23,153.8	$23,433.3

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares					Accumulated Other		Total
	Shares		Retained	Treasury Shares		Comprehensive		Shareholders’
	Issued	Amount	Earnings	Shares	Amount	Income/(Loss)	Other	Equity
	(In millions)

BALANCE, JUNE 30, 2004	473.1	$2,653.8	$7,888.0	(42.2)	$(2,588.1)	$28.9	$(6.3)	$7,976.3
Comprehensive income:
Net earnings			1,050.7					1,050.7
Foreign currency translation adjustments						(6.3)		(6.3)
Unrealized loss on derivatives						(2.4)		(2.4)
Unrealized loss on investments
Net change in minimum pension liability

Total comprehensive income								$1,042.0
Employee stock plans activity, including tax benefits of $18.1 million	3.4	111.7		0.8	44.8		(17.0)	139.5
Treasury shares acquired				(8.9)	(500.3)			(500.3)
Dividends declared			(64.5)					(64.5)

BALANCE, JUNE 30, 2005	476.5	$2,765.5	$8,874.2	(50.3)	$(3,043.6)	$20.2	$(23.3)	$8,593.0
Comprehensive income:
Net earnings			1,000.1					1,000.1
Foreign currency translation adjustments						16.4		16.4
Unrealized gain on derivatives						4.7		4.7
Net change in minimum pension liability						(7.4)		(7.4)

Total comprehensive income								$1,013.8
Employee stock plans activity, including tax benefits of $48.6 million	5.8	430.0		0.8	44.3		23.3	497.6
Treasury shares acquired				(22.0)	(1,499.9)			(1,499.9)
Dividends declared			(113.8)					(113.8)

BALANCE, JUNE 30, 2006	482.3	$3,195.5	$9,760.5	(71.5)	$(4,499.2)	$33.9	$0.0	$8,490.7
Comprehensive income:
Net earnings			1,931.1					1,931.1
Foreign currency translation adjustments						48.6		48.6
Unrealized gain on derivatives						1.1		1.1
Net change in minimum pension liability						37.4		37.4

Total comprehensive income								$2,018.2
Employee stock plans activity, including tax benefits of $37.3 million	10.7	735.8		0.4	35.7			771.5
Treasury shares acquired				(53.8)	(3,751.8)			(3,751.8)
Dividends declared			(151.7)					(151.7)

BALANCE, JUNE 30, 2007	493.0	$3,931.3	$11,539.9	(124.9)	$(8,215.3)	$121.0	$—	$7,376.9

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,931.1	$1,000.1	$1,050.7
(Earnings)/loss from discontinued operations	(1,091.4)	163.2	16.4

Earnings from continuing operations	$839.7	$1,163.3	$1,067.1
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	322.1	297.6	295.6
Asset impairments	19.2	5.6	42.9
Acquired in-process research and development	84.5	—	—
Equity compensation	138.1	207.8	8.5
Provision for deferred income taxes	11.7	(5.7)	54.7
Provision for bad debts	24.0	24.6	7.7
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(783.1)	(895.3)	(15.9)
Decrease/(increase) in inventories	217.4	(356.1)	71.6
Increase in net investment in sales-type leases	(130.8)	(113.1)	(183.9)
Increase in accounts payable	224.4	1,538.0	1,142.5
Other accrued liabilities and operating items, net	35.8	(16.5)	(15.2)

Net cash provided by operating activities — continuing operations	$1,003.0	$1,850.2	$2,475.6
Net cash provided by operating activities — discontinued operations	220.1	270.6	380.1

Net cash provided by operating activities	$1,223.1	$2,120.8	$2,855.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(1,629.8)	(362.2)	(273.2)
Proceeds from sale of property and equipment	9.2	13.4	19.0
Additions to property and equipment	(357.4)	(339.8)	(339.9)
Sale (purchase) of investment securities available for sale	366.5	(398.6)	(99.8)

Net cash used in investing activities — continuing operations	$(1,611.5)	$(1,087.2)	$(693.9)
Net cash provided by/(used in) investing activities — discontinued operations	3,148.7	(100.0)	(182.2)

Net cash provided by/(used in) investing activities	$1,537.2	$(1,187.2)	$(876.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	(38.9)	(37.0)	(551.2)
Reduction of long-term obligations	(784.0)	(257.6)	(1,922.2)
Proceeds from long-term obligations, net of issuance costs	1,453.4	594.4	1,262.2
Proceeds from issuance of Common Shares	552.6	240.8	110.5
Tax benefits from exercises of stock options	29.9	45.3	—
Dividends on Common Shares	(144.4)	(101.8)	(51.7)
Purchase of treasury shares	(3,662.0)	(1,499.9)	(500.3)

Net cash used in financing activities — continuing operations	$(2,593.4)	$(1,015.8)	$(1,652.7)
Net cash used in financing activities — discontinued operations	(45.4)	(16.4)	(4.6)

Net cash used in financing activities	$(2,638.8)	$(1,032.2)	$(1,657.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	121.5	(98.6)	322.3
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,187.3	1,285.9	963.6

CASH AND EQUIVALENTS AT END OF YEAR	$1,308.8	$1,187.3	$1,285.9

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$189.8	$158.0	$127.4
Income taxes	394.4	551.9	535.8

The accompanying notes are an integral part of these consolidated statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardinal Health, Inc. is an Ohio corporation formed in 1979. Cardinal Health, Inc. is a leading provider of products and services that improve the safety and productivity of healthcare. References to the “Company” in these consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

The Company changed its reportable segments beginning with the first quarter of fiscal 2007. As of June 30, 2006, the Company conducted its business within the following four reportable segments: Pharmaceutical Distribution and Provider Services; Medical Products and Services; Pharmaceutical Technologies and Services; and Clinical Technologies and Services. Effective the first quarter of fiscal 2007, the Company began reporting its financial information within the following five reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services; and Medical Products Manufacturing.

During the second quarter of fiscal 2007, the Company committed to plans to sell the Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”). The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007. The following is an explanation of the fiscal 2007 changes, if any, from the Company’s reportable segments as of June 30, 2006:

Healthcare Supply Chain Services — Pharmaceutical.  The Healthcare Supply Chain Services — Pharmaceutical segment encompasses the businesses previously within the former Pharmaceutical Distribution and Provider Services segment, in addition to the nuclear pharmacy, third-party logistics support and certain generic-focused businesses previously within the former Pharmaceutical Technologies and Services segment and the therapeutic plasma distribution capabilities previously within the former Medical Products and Services segment.

Healthcare Supply Chain Services — Medical.  The Healthcare Supply Chain Services — Medical segment encompasses the Company’s medical products distribution business and the assembly of sterile and non-sterile procedure kits previously within the former Medical Products and Services segment.

Clinical Technologies and Services.  There were no changes to the Clinical Technologies and Services segment.

Medical Products Manufacturing.  The Medical Products Manufacturing segment encompasses the medical and surgical products manufacturing businesses previously within the former Medical Products and Services segment.

Basis of Presentation.  The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated.

During fiscal 2007, 2006 and 2005, the Company completed several acquisitions that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company’s acquisitions is provided in Note 2.

Effective the second quarter of fiscal 2007, the Company reclassified the PTS Business to discontinued operations. Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its healthcare marketing services business (“HMS Disposal Group”) and its United Kingdom-based Intercare pharmaceutical distribution business (“IPD”) to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico (“Humacao”) to

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 8 for additional information regarding discontinued operations.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairment, preliminary purchase accounting allocations including acquired in-process research and development costs (“IPR&D”), vendor reserves, equity-based compensation, income taxes, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Cash Equivalents.  The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value.

Short-term Investments.  The Company’s short-term investments at June 30, 2007 included $132.0 million in tax exempt auction rate securities. At June 30, 2006, the Company’s short-term investments included $208.9 million in tax exempt variable rate demand notes and $289.5 million in tax exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. See Note 4 for additional information regarding short-term investments.

Receivables.  Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services — Pharmaceutical and Healthcare Supply Chain Services — Medical segments and are presented net of an allowance for doubtful accounts. See Note 5 for additional information.

Concentrations of Credit Risk and Major Customers.  The Company maintains cash depository accounts with major banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

The Company’s trade receivables, lease receivables, and finance notes and accrued interest receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. However, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations.

The following table summarizes all of the Company’s customers which individually account for at least 10% of the Company’s revenue. The customers in the table below are serviced through the Healthcare Supply Chain Services — Pharmaceutical segment.

	Percent of Revenue
	2007	2006	2005

CVS Corporation (“CVS”)	21%	22%	22%
Walgreen Co. (“Walgreens”)	19%	15%	10%

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2007 and 2006, CVS accounted for 20% and 27%, respectively, and Walgreens accounted for 27% and 28%, respectively, of the Company’s gross trade receivable balance.

Certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2007, 2006 and 2005, approximately 10%, 15% and 15%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., the Company’s two largest GPO relationships in terms of revenue. However, the Company’s trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

Inventories.  A substantial portion of inventories are stated at the lower of cost, using the last-in, first-out (“LIFO”) method, or market. The remaining inventory is primarily stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. See Note 7 for additional information.

Cash Discounts.  Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when the related inventory is sold.

Property and Equipment.  Property and equipment are primarily stated at cost. Depreciation expense for financial reporting purposes is primarily computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements — 1 to 50 years; machinery and equipment — 2 to 20 years; furniture and fixtures — 3 to 10 years. Depreciation expense was $252.2 million, $238.7 million and $239.7 million for fiscal 2007, 2006 and 2005, respectively. The Company expenses repairs and maintenance expenditures as incurred. Repairs and maintenance expense was $61.3 million, $52.2 million and $46.5 million for fiscal 2007, 2006 and 2005, respectively. The Company capitalizes interest on long-term fixed asset projects using a rate of 5.9%, which approximates the Company’s weighted average interest rate on long-term obligations. The amount of capitalized interest was immaterial for all fiscal years presented.

Goodwill and Other Intangibles.  The Company accounts for purchased goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. SFAS No. 142 requires that impairment testing be conducted at the reporting unit level, which can be at the operating segment level as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or one level below the operating segment. The Company has determined the reporting unit used for impairment assessment should be the operating segment level as the business units comprising the operating segments service a common group of customers, offer complementary products, and share a common strategy. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to their respective carrying amounts including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value of the reporting units is based on a discounted cash flow analysis or a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size. The methods and assumptions used to test impairment have been revised for the segment realignment for the periods presented. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for risk factors. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate could affect the estimated fair value of the reporting units and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed its annual impairment test in fiscal

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006, neither of which resulted in the recognition of impairment charges. See Note 9 for additional information regarding goodwill and other intangible assets.

Income Taxes.  In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested.

The Company repatriated $494.0 million of accumulated foreign earnings in fiscal 2006 pursuant to the repatriation provisions of the American Jobs Creation Act of 2004 (the “AJCA”) and had a total liability of $26.7 million at June 30, 2006. The maximum repatriation available to the Company under the repatriation provisions of the AJCA was $500.0 million. See Note 11 for additional information.

Accounting for Vendor Reserves.  In the ordinary course of business, vendors may challenge deductions or billings taken against payments otherwise due to them from the Company. These contested transactions are researched and resolved based upon Company policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining an appropriate vendor reserve, the Company assesses historical information and current outstanding claims. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. All adjustments to vendor reserves are included in cost of products sold.

Other Accrued Liabilities.  Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal years ended June 30, 2007 and 2006, the largest component of other accrued liabilities were net current deferred tax liabilities of approximately $650.0 million and $606.9 million, respectively. Other significant components of other accrued liabilities were current income taxes payable and employee compensation and related benefit accruals. For fiscal 2007 and 2006, current income taxes payable were $119.7 million and $222.8 million, respectively, while employee compensation and related benefit accruals were $377.5 million and $323.5 million, respectively.

Equity-Based Compensation.  During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires the estimation of future uncertain events. These estimates include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. The Company classifies equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See Note 18 for additional information regarding equity-based compensation.

Dividends.  The Company paid cash dividends per Common Share of $0.36, $0.24 and $0.12 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  In accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of sales returns and allowances.

Healthcare Supply Chain Services — Pharmaceutical

This segment records distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances.

Revenue within this segment includes revenue from bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer. Bulk customers have the ability to process large quantities of products in central locations and self distribute these products to their individual retail stores or customers. Revenue from bulk customers is recorded when title transfers to the customers and the Company has no further obligation to provide services related to such merchandise.

Revenue for deliveries that are direct shipped to customer warehouses from the manufacturer whereby the Company acts as an intermediary in the ordering and delivery of products is recorded gross in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise operations (collectively, “Medicine Shoppe”), the Company has apothecary-style pharmacy franchisees in which it earns franchise and origination fees. Franchise fees represent monthly fees based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

Healthcare Supply Chain Services — Medical

This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. This revenue is recorded net of sales returns and allowances.

Clinical Technologies and Services

Leasing revenue is accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Revenue is recognized on sales-type leases when the lease becomes noncancellable. The lease is determined to be noncancellable upon completion of the installation, when the equipment is functioning according to material specifications of the user’s manual and the customer has accepted the equipment, as evidenced by signing an equipment confirmation document. Interest income on sales-type leases is recognized in revenue using the interest method.

Consistent with sales-type leases, revenue is recognized on operating leases after installation is complete and customer acceptance has occurred. Operating lease revenue is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

Revenue for safety systems which contain software essential to the functionality of the product are subject to the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Software Revenue Recognition.” The elements of safety system sales arrangements may contain some or all of the following: infusion devices, disposables, hardware, software, software maintenance programs and professional services. As a multiple element arrangement, total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor-specific objective evidence is generally based on the price charged when an element is sold separately. Allocated fees are recognized separately for each element when it is delivered and there are no further contractual obligations with relation to that element. Perpetual software license revenue is generally recognized upon shipment to the customer. Software maintenance revenue is recognized ratably over the contract period. Vendor-specific objective evidence for software maintenance is determined based on contract renewal price for such maintenance. Rights to unspecified software upgrades (on a when-and-if available basis) are included in software maintenance. Professional service revenue is recognized when services are rendered. Revenues are recognized net of sales returns and allowances.

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

Medical Products Manufacturing

This segment records self-manufactured medical product revenue when title transfers to its customers which generally occurs upon delivery. Revenues are recorded net of sales returns and allowances.

Multiple Segments or Business Units

Arrangements involving multiple segments or business units, containing no software or software which is incidental to the functionality of the product or service, and those arrangements involving a single segment or business unit and multiple deliverables are accounted for in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Savings Guarantees

Some of the Company’s customer contracts include a guarantee of a certain amount of savings through utilization of the Company’s services. Revenue associated with a guarantee in which the form of consideration is cash or credit memos is not recorded until the guaranteed savings are fully recognized. For guarantees with consideration paid in the form of free products or services, the cost of products sold related to those sales is increased by the amount of the guarantee.

Sales Returns and Allowances.  Revenue is recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products are returned. The customer return policies generally require that the product be physically returned, subject to restocking fees, and only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of products sold under this accounting policy closely approximate what would have been recorded under SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Applying the provisions of SFAS No. 48 would not materially change the Company’s financial position and results of operations. Sales returns and allowances were approximately $1.8 billion, $1.5 billion and $1.5 billion in fiscal 2007, 2006 and 2005, respectively.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution Service Agreement and Other Vendor Fees.  The Company’s pharmaceutical supply chain business within the Healthcare Supply Chain Services — Pharmaceutical segment accounts for fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory as a reduction in cost of products sold, in accordance with EITF Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”

Shipping and Handling.  Shipping and handling costs are included in selling, general and administrative expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $305.8 million, $274.3 million and $275.7 million for fiscal 2007, 2006 and 2005, respectively. Shipping and handling revenue received was immaterial for all periods presented.

Research and Development Costs.  Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $102.8 million, $96.8 million and $87.2 million for fiscal 2007, 2006 and 2005, respectively.

Translation of Foreign Currencies.  Financial statements of the Company’s subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in a separate component of shareholders’ equity utilizing period-end exchange rates, net of tax. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of earnings in interest expense and other and were immaterial for the fiscal years ended June 30, 2007, 2006 and 2005.

Interest Rate and Currency Risk Management.  The Company accounts for derivative instruments in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activity.” Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to net earnings or shareholders’ equity through other comprehensive income, net of tax.

The Company uses forward currency exchange contracts and interest rate swaps to manage its exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.

The Company also uses interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to market value through interest expense and other at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in interest expense and other. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in interest expense and other. The interest rate swaps are designated as fair value hedges.

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

The Company’s policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company’s hedging contracts is provided in Note 14.

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

Recent Financial Accounting Standards.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all of the Company’s financial instruments acquired, issued or subject to a remeasurement event on or after July 1, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for the Company at July 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of adopting this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, and interim periods within fiscal 2009. The Company is in the process of determining the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The adoption of this Statement in fiscal 2007 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this Bulletin did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115.” This Statement creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, on an instrument-by-instrument basis. If the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective for the Company on July 1, 2008. The Company is in the process of determining the impact, if any, of adopting this Statement.

2.	BUSINESS COMBINATIONS

Fiscal 2007.  On June 21 and 27, 2007, the Company completed the initial and subsequent tender offers for the outstanding common stock of Viasys, a Conshohocken, Pennsylvania-based provider of products and services directed at the critical care ventilation, respiratory diagnostics and clinical services, neurological, vascular, audio, homecare, orthopedics, sleep diagnostics and other medical and surgical products markets. Through the tender offers, a total of approximately 29.3 million shares of Viasys common stock were validly tendered for $42.75 per share, which represented approximately 88% of all outstanding shares of Viasys. On June 28, 2007, the Company acquired from Viasys a number of additional shares so that it would hold more than 90% of the outstanding shares on a fully diluted basis. The same day, Viasys merged with a subsidiary of the Company to complete the transaction.

The cash transaction was valued at approximately $1.5 billion, including the assumption of approximately $54.2 million of debt. Viasys employees with outstanding stock options elected to either receive a cash payment or convert their options into options to purchase the Company’s Common Shares. Certain Viasys employees elected to convert their options, which resulted in those employees receiving the right to purchase a total of approximately 0.1 million Common Shares of the Company.

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of approximately $1.0 billion and identifiable intangible assets of $442.0 million. The Company valued intangible assets related to trade names, patents and customer relationships. The valuation is not yet finalized and subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The detail by category is as follows (in millions):

		Average
Category	Amount	Life (Years)

Trade names	$111.0	15
Patents	151.0	15
Customer relationships	180.0	10

Total intangible assets acquired	$442.0

During fiscal 2007, the Company recorded a charge of $83.9 million related to the write-off of IPR&D costs associated with the Viasys acquisition. The portion of the purchase price allocated to IPR&D was determined by an independent third-party appraisal and represents the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to special items expense at the acquisition date in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition during fiscal 2007, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $173.8 million with potential maximum contingent payments of $52.3 million. Assumed liabilities of these acquired businesses were approximately $22.4 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions, including Viasys, occurred at the beginning of fiscal 2006, consolidated results of operations would not have differed materially from reported results.

Fiscal 2006.  During fiscal 2006, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $364.0 million. Assumed liabilities of these acquired businesses were approximately $149.0 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2005, consolidated results of operations would not have differed materially from reported results.

Fiscal 2005.  During fiscal 2005, the Company completed acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $107.0 million. Assumed liabilities of these acquired businesses were approximately $27.0 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2004, consolidated results of operations would not have differed materially from reported results.

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of Viasys, the Company accrued, as part of its acquisition adjustments, a liability of $21.7 million related to employee termination and relocation costs and $6.4 million related to closing of certain facilities. No payments were made in connection with the employee related costs or facility closures during fiscal 2007.

In connection with restructuring and integration plans related to Syncor, the Company accrued, as part of its acquisition adjustments, a liability of $15.1 million related to employee termination and relocation costs and $10.4 million related to closing of duplicate facilities. As of June 30, 2007, the Company had paid $14.2 million of employee related costs, $8.7 million associated with the facility closures and $1.0 million of other restructuring charges.

3.	SPECIAL ITEMS AND IMPAIRMENTS AND OTHER

Special Items Policy

The Company records restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this Statement, a liability is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recorded as special items as incurred.

Certain litigation recorded in special items consists of settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature. The Company also classified legal fees and document preservation and

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters as special items.

Special Items

The following is a summary of the Company’s special items for fiscal years ended June 30, 2007, 2006, and 2005 (in millions, except per diluted EPS amounts):

	2007	2006	2005

Restructuring charges	$40.1	$47.6	$80.3
Acquisition integration charges	101.5	25.4	48.3
Litigation settlements, net	626.0	(19.0)	(41.7)
Other	4.4	26.5	54.6

Total special items	$772.0	$80.5	$141.5
Tax effect of special items(1)	(243.1)	(22.6)	(40.8)

Net earnings effect of special items	$528.9	$57.9	$100.7

Net decrease on Diluted EPS	$1.31	$0.14	$0.23

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred. The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

Restructuring Charges

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

The first phase of the program, announced in December 2004, focuses on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focuses on longer-term integration activities that will enhance service to customers through improved integration across the Company’s segments and continued streamlining of internal operations. The third phase of the program, announced in April 2007, focuses on moving the headquarters of the Company’s Healthcare Supply Chain Services — Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table segregates the Company’s restructuring charges into the various reportable segments affected by the restructuring projects for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions). See the paragraphs that follow for additional information regarding the Company’s restructuring plans.

	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical
Employee-related costs(1)	$0.9	$1.4	$4.9
Facility exit and other costs(2)	0.4	1.9	7.6
Asset impairments	—	0.1	—

Total Healthcare Supply Chain Services — Pharmaceutical	$1.3	$3.4	$12.5
Healthcare Supply Chain Services — Medical
Employee-related costs(1)	7.9	0.9	3.6
Facility exit and other costs(2)	1.3	0.7	0.1

Total Healthcare Supply Chain Services — Medical	$9.2	$1.6	$3.7
Clinical Technologies and Services
Employee-related costs(1)	1.7	—	0.7
Facility exit and other costs(2)	3.5	—	0.4
Asset impairments	—	—	0.2

Total Clinical Technologies and Services	$5.2	$—	$1.3
Medical Products Manufacturing
Employee-related costs(1)	0.6	0.5	20.5
Facility exit and other costs(2)	3.7	7.4	9.8
Asset impairments	—	1.2	1.5

Total Medical Products Manufacturing	$4.3	$9.1	$31.8
Other
Employee-related costs(1)	9.2	11.3	8.2
Facility exit and other costs(2)	9.0	22.2	22.8
Asset impairments	1.9	—	—

Total Other	$20.1	$33.5	$31.0

Total restructuring program charges	$40.1	$47.6	$80.3

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services — Pharmaceutical segment for fiscal 2007 of $1.3 million primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred for fiscal 2006 and 2005 of $3.4 million and $12.5 million, respectively, primarily related to the closing of distribution centers and

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation into existing locations, the closing of multiple Company-owned pharmacies within Medicine Shoppe, the closure of facilities that were acquired as part of Syncor International Corporation (“Syncor”) and the outsourcing of information technology functions.

The costs incurred within the Healthcare Supply Chain Services — Medical segment for fiscal 2007 of $9.2 million primarily related to the relocation of the segment’s headquarters to the Company’s corporate headquarters and the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred for fiscal 2006 and 2005 of $1.6 million and $3.7 million, respectively, primarily related to the centralization of management functions and consolidation of facilities within the distribution business and transitioning to a customer needs-based sales representative model in the ambulatory care business.

The costs incurred within the Clinical Technologies and Services segment for fiscal 2007 of $5.2 million primarily related to the closure of a facility. Costs incurred for the fiscal 2005 of $1.3 million related to headcount reductions and the discontinuation of certain operations.

The costs incurred within the Medical Products Manufacturing segment for fiscal 2007, 2006 and 2005 of $4.3 million, $9.1 million and $31.8 million, respectively, primarily related to projects aimed at improvements in manufacturing cost and efficiency through consolidation of facilities and outsourcing of production from higher cost platforms to lower cost platforms. In addition, costs were incurred during 2005 related to headcount reductions and moving operations internationally.

The costs incurred related to projects that impacted multiple segments during fiscal 2007, 2006 and 2005, of $20.1 million, $33.5 million and $31.0 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions and restructuring the Company’s delivery of information technology infrastructure services. In addition, costs were incurred during fiscal 2007 related to restructuring and outsourcing certain human resource functions and during fiscal 2006 and 2005 related to consolidation of existing customer service operations into two locations.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of June 30, 2007:

		Headcount Reduction
	Expected/Actual		As of
	Fiscal Year of		June 30,
	Completion	Expected(1)	2007

Restructuring programs:
Healthcare Supply Chain Services — Pharmaceutical	2008	8	6
Healthcare Supply Chain Services — Medical	2009	789	64
Clinical Technologies and Services	2008	27	24
Medical Products Manufacturing	2010	2,118	2,077
Other	2008	309	257

Total restructuring programs		3,251	2,428

(1)	Represents projects that have been initiated as of June 30, 2007.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal 2007 were primarily a result of the Viasys acquisition and the costs incurred during fiscal 2006 and 2005 were primarily a result of the ALARIS Medical Systems, Inc. (“Alaris”) and Syncor acquisitions. During the fiscal years noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Acquisition integration charges:
Employee-related costs	$1.9	$9.1	$18.8
Asset impairments and other exit costs	1.5	1.5	1.3
IPR&D cost	84.5	—	—
Other integration costs	13.6	14.8	19.4
Debt issuance cost write-off	—	—	8.8

Total acquisition integration charges	$101.5	$25.4	$48.3

Employee-Related Costs.  During fiscal 2007, 2006 and 2005, the Company incurred employee-related costs associated with integrating acquired companies of $1.9 million, $9.1 million and $18.8 million, respectively. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the acquisitions. The fiscal 2007 costs primarily related to the acquisition of the wholesale pharmaceutical, health and beauty and related drug store products distribution business of the F. Dohmen Co. and certain of its subsidiaries (“Dohmen”). The fiscal 2006 charges primarily related to the Alaris acquisition. The fiscal 2005 charges primarily related to the Alaris and Syncor acquisitions.

Asset Impairments and Other Exit Costs.  During fiscal 2007, 2006 and 2005, the Company incurred asset impairment and other exit costs of $1.5 million, $1.5 million and $1.3 million, respectively. The asset impairment and other exit costs incurred during fiscal 2007 and 2006 were primarily a result of facility integration plans for the Alaris acquisition. The asset impairment and other exit costs incurred during fiscal 2005 were primarily a result of fixed asset disposals due to the Alaris acquisition and facility closures associated with the Syncor acquisition.

IPR&D Costs.  During fiscal 2007, the Company recorded charges of $83.9 million and $0.6 million related to the write-off of IPR&D costs associated with Viasys and Care Fusion Incorporated (“Care Fusion”), respectively. The portion of the purchase price allocated to IPR&D was determined by an independent third-party appraisal and represented the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to special items expense at the acquisition date in accordance with FIN No. 4.

Other Integration Costs.  During fiscal 2007, 2006 and 2005, the Company incurred integration costs and other of $13.6 million, $14.8 million and $19.4 million, respectively. The costs included in this category generally relate to expenses incurred to integrate acquired companies’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other. The costs for fiscal 2007 primarily relate to the acquisitions of Dohmen and Alaris. The costs for fiscal 2006 and 2005 primarily relate to the acquisitions of Alaris and Syncor.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation

The following table summarizes the Company’s net litigation settlements during fiscal 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Litigation charges / (income):
Pharmaceutical manufacturer antitrust litigation	$(28.5)	$(25.5)	$(41.7)
Cardinal Health federal securities litigation	600.0	—	—
Cardinal Health ERISA litigation	40.0	—	—
Dupont litigation	11.5	—	—
New York Attorney General investigation	3.0	8.0	—
Other	—	(1.5)	—

Total litigation, net	$626.0	$(19.0)	$(41.7)

Pharmaceutical Manufacturer Antitrust Litigation.  The Company recorded income of $28.5 million, $25.5 million and $41.7 million in fiscal 2007, 2006 and 2005, respectively, resulting from settlement of antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through June 30, 2007 was $151.6 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

Cardinal Health Federal Securities Litigation.  During fiscal 2007, the Company incurred charges and made a payment of $600.0 million to settle the previously-reported Cardinal Health federal securities litigation described in Note 12.

Cardinal Health ERISA Litigation.  During fiscal 2007, the Company incurred charges and made a payment of $40.0 million to settle previously-reported Cardinal Health ERISA litigation described in Note 12.

DuPont Litigation.  During fiscal 2007, the Company incurred charges and made a payment of $11.5 million to settle previously-reported litigation with E.I. Du Pont De Nemours and Company.

New York Attorney General Investigation.  The Company incurred charges of $3.0 million and $8.0 million during fiscal 2007 and 2006, respectively, with respect to the previously-reported investigation by the New York Attorney General’s Office. During fiscal 2007, the Company entered into a civil settlement that resolved this investigation and made payments totaling $11.0 million as part of the settlement.

Other Litigation.  During fiscal 2006 the Company recorded settlement recoveries of $1.5 million related to certain immaterial litigation matters.

Other

During fiscal 2007, 2006 and 2005, the Company incurred costs recorded within other special items totaling $4.4 million, $26.5 million and $54.6 million, respectively. These costs primarily relate to estimated settlement costs, legal fees and document preservation and production costs incurred in connection with the SEC investigation

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Audit Committee internal review and related matters. Included within these costs were litigation reserves of $10.0 million and $25.0 million recognized in fiscal 2006 and 2005, respectively, for a settlement with the SEC to resolve its investigation with respect to the Company. In fiscal 2007, the Company made payment of $35.0 million resulting from final settlement of this matter with the SEC.

For further information regarding this matter, see Note 12.

Special Items Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s special items for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Balance at beginning of year	$76.8	$79.2	$26.4
Additions(1)	800.5	107.5	183.2
Payments	(845.5)	(109.9)	(130.4)

Balance at end of year	$31.8	$76.8	$79.2

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during fiscal 2007, 2006 and 2005 of $28.5 million, $27.0 million and $41.7 million, respectively, which were recorded as special items.

Future Spend

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recorded amounts exceed costs, such changes in estimates will be recorded in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisitions and restructuring activities totaling approximately $73.1 million (approximately $46.2 million net of tax). These estimated costs are primarily associated with the relocation of the Healthcare Supply Chain Services — Medical segment’s headquarters to the Company’s corporate headquarters and the integration of Viasys. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts are estimates and will be expensed as special items when incurred.

Impairment Charges and Other

The Company classifies certain asset impairments related to restructurings in special items. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within impairment charges and other within the consolidated statements of earnings. During fiscal 2007, 2006 and 2005, the Company incurred impairment charges and other of $17.3 million, $5.8 million and $38.3 million, respectively. These asset impairment charges are included within the Corporate segment’s results.

During fiscal 2007, the only significant charge was an impairment of approximately $12.3 million related to a certain investment (see Note 4 for additional information). During fiscal 2006, the only significant charge was approximately $6.2 million related to the loss on sale of a significant portion of the Company’s specialty distribution business (see Note 8 for additional information). With respect to the significant asset impairments recorded during fiscal 2005, the Company incurred the following: impairments of approximately $18.2 million related to lease

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements for certain real estate and equipment used in the operations of the Company; and impairments of $7.2 million relating to a decision to write-off certain internally developed software.

4.	INVESTMENTS

At June 30, 2007, the Company held approximately $132.0 million in tax exempt auction rate securities. At June 30, 2006, the Company held approximately $208.9 million in tax exempt variable rate demand notes and approximately $289.5 million in tax exempt auction rate securities. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The interest rate earned on the Company’s current investments resets every 28 or 35 days and the investments are automatically reinvested unless the Company provides notice of intent to liquidate to the broker. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The underlying maturities of the current investments range from one to 33 years. The bonds are issued by municipalities and other tax exempt entities. Most are backed by letters of credit from the banking institutions that broker the debt placements or another financial institution. All of the current investments have ratings of at least Aaa or AAA.

At June 30, 2006, the Company held a $16.7 million cost investment in Global Healthcare Exchange, LLC (“GHX”). During the three months ended December 31, 2006, a valuation of GHX was performed by an independent third-party in conjunction with a business transaction initiated by GHX. Based on the results of the valuation, the Company determined the investment was impaired and recorded a $12.3 million charge to impairment charges and other within the consolidated statement of earnings. At June 30, 2007, the investment held was $4.4 million. The Company will continue to monitor GHX’s financial performance in order to assess for additional impairment.

5.	ACCOUNTS RECEIVABLE

Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services — Pharmaceutical and the Healthcare Supply Chain Services — Medical segments and are presented net of an allowance for doubtful accounts of $118.8 million and $104.7 million at June 30, 2007 and 2006, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write-off any amounts deemed uncollectible against the established allowance for doubtful accounts.

The Company provides financing to various customers. Such financing arrangements range from approximately 90 days to 10 years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $35.5 million and $32.7 million at June 30, 2007 and 2006, respectively, (current portions were $15.6 million and $27.8 million, respectively) and are included in other assets. During fiscal 2006, the Company sold certain notes to a bank. See Note 13 for additional information. Finance notes receivable are reported net of an allowance for doubtful accounts of $4.3 million and $15.1 million at June 30, 2007 and 2006, respectively.

The Company has formed special purpose entities with the sole purpose of buying receivables or sales-type leases from various legal entities of the Company and selling those receivables or sales-type leases to certain multi-seller conduits administered by banks or other third-party investors. See Note 19 for additional disclosure regarding off-balance sheet financing.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivable and Financing Entity, which is consolidated by the Company, issued $250 million and $400 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. As part of an amendment to certain of the facility terms of the preferred debt securities in October 2006, the Company repaid $500.0 million of the principal balance. See Note 10 for additional information.

6.	LEASES

Sales-Type Leases.  The Company’s sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows as of June 30, 2007 and 2006 (in millions):

	2007	2006

Future minimum lease payments receivable	$1,330.9	$1,174.0
Unguaranteed residual values	24.8	24.3
Unearned income	(174.4)	(146.9)
Allowance for uncollectible minimum lease payments receivable	(5.8)	(6.6)

Net investment in sales-type leases	$1,175.5	$1,044.8
Less: current portion	354.8	290.1

Net investment in sales-type leases, less current portion	$820.7	$754.7

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Minimum lease payments	$409.6	$372.6	$286.7	$183.7	$75.0	$3.3	$1,330.9

7.	INVENTORIES

A substantial portion of inventories (approximately 73% and 75% at June 30, 2007 and 2006, respectively) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities within the Company’s Healthcare Supply Chain Services - Pharmaceutical segment (“core distribution facilities”) and are primarily merchandise inventories. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the core distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2007, the Company did not record any LIFO reserve reductions. In 2006, the Company recorded LIFO reserve reductions of $26.0 million.

The remaining inventory is primarily stated at the lower of cost, using the FIFO method, or market. If the Company had used the average cost method of inventory valuation for all inventory within the core distribution facilities, inventories would not have changed in fiscal 2007 or fiscal 2006. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $55.8 million and $1.0 million higher than the average cost value as of June 30, 2007 and 2006, respectively. However, the Company’s policy is not to record inventories in excess of its current market value.

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $95.8 million and $112.2 million at June 30, 2007 and 2006, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. The net assets held for sale of the PTS Business are included within the Corporate segment.

During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business to Phoenix Charter LLC (“Phoenix”), an affiliate of The Blackstone Group, pursuant to the Purchase and Sale Agreement between the Company and Phoenix, dated January 25, 2007, as amended (the “Purchase Agreement”). At the closing of the sale, the Company received approximately $3.2 billion in cash from Phoenix, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the Purchase Agreement for the working capital, cash, indebtedness and earnings before interest, taxes, depreciation and amortization of the PTS Business. The Company recognized an after-tax book gain of approximately $1.1 billion from this transaction.

The results of the PTS Business included in discontinued operations for fiscal years ended June 30, 2007, 2006 and 2005 are summarized as follows (in millions):

	2007	2006	2005

Revenue	$1,344.8	$1,699.4	$1,605.6
Operating income before taxes	98.9	94.6	29.9
Income tax benefit (expense)	(23.5)	(13.2)	11.3
Operating income after tax	75.4	81.4	41.2
Gain from sale, net of tax expense of $16.3 million	1,072.4	—	—
Earnings from discontinued operations	1,147.8	81.4	41.2
Comprehensive income from discontinued operations	1,178.9	69.8	46.4

The net periodic benefit cost included in discontinued operations for the PTS Business was $22.9 million, $8.2 million and $6.8 million for fiscal 2007, 2006 and 2005, respectively.

Interest expense allocated to discontinued operations for the PTS Business was $25.0 million, $25.1 million and $21.8 million for fiscal 2007, 2006 and 2005, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business has been reclassified to the remaining four segments. Prior period information has been reclassified to conform to the new presentation.

At June 30, 2007 and 2006, the major components of the PTS Business’s assets and liabilities held for sale and included in discontinued operations were as follows (in millions):

	2007	2006

Current Assets	$—	$751.2
Property and Equipment	—	1,079.1
Other Assets	—	696.6

Total Assets	$—	$2,526.9

Current Liabilities(1)	$34.2	$256.9
Long Term Debt and Other	—	196.9

Total Liabilities	$34.2	$453.8

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Current liabilities primarily consist of retention bonuses and transaction costs at June 30, 2007.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS Disposal Group and IPD, thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the healthcare marketing services business remains within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value.

Impairment charges of $30.0 million and $171.0 million were recorded in fiscal 2007 and 2006, respectively, within discontinued operations for the HMS Disposal Group. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group. The net assets held for sale of the HMS Disposal Group at June 30, 2006 are included within the Corporate segment.

Impairment charges of $17.3 million and $66.4 million were recorded in fiscal 2007 and 2006, respectively, within discontinued operations for IPD. In the first quarter of fiscal 2007, the Company completed the sale of IPD. The net assets held for sale of IPD at June 30, 2006 are included within the Healthcare Supply Chain Services — Pharmaceutical segment.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an impairment charge to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. An impairment charge of $5.2 million was recorded in fiscal 2007 as a result of recording the net assets held for sale to the net expected fair value less costs to sell. Humacao’s net assets at June 30, 2007 and 2006 are included within the Corporate segment.

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

During the second quarter of fiscal 2005, the Company recorded a gain of approximately $18.7 million related to the sale of the radiation management services business within the Company’s Healthcare Supply Chain Services - Pharmaceutical segment. This business unit was not previously classified as discontinued operations because it did not qualify in accordance with SFAS No. 144 and EITF Issue No. 03-13 until the second quarter of fiscal 2005. The assets and liabilities were not classified as held for sale and the results of operations related to this business were not classified as discontinued operations as the amounts were not significant.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined results of the HMS Disposal Group, IPD, Humacao and certain operations of Syncor included in discontinued operations for the fiscal years ended June 30, 2007, 2006 and 2005 are summarized as follows (in millions):

	2007	2006	2005

Revenue	$167.1	$531.5	$643.5
Gain/(loss) on sale of business unit/(impairment charge)	(52.5)	(237.4)	18.7
Loss before income taxes	(75.8)	(280.6)	(58.4)
Income tax benefit	19.4	36.0	0.8
Loss from discontinued operations	(56.4)	(244.6)	(57.6)

Interest expense allocated to the HMS Disposal Group, IPD and Humacao discontinued operations was $1.4 million, $3.1 million and $3.6 million for fiscal 2007, 2006 and 2005 respectively. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company. There was no interest expense allocated to the Syncor discontinued operations.

The combined results of the HMS Disposal Group, IPD and Humacao included in assets and liabilities held for sale and discontinued operations as of June 30, 2006 were as follows (in millions):

2006

Current Assets	$178.8
Property and Equipment	20.9
Other Assets	12.9

Total Assets	$212.6

Current Liabilities	$67.7
Long Term Debt and Other	12.7

Total Liabilities	$80.4

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table summarizes the changes in the carrying amount of goodwill for the two years ended June 30, 2007, in total and by segment (in millions):

	Healthcare	Healthcare
	Supply Chain	Supply Chain	Clinical	Medical
	Services-	Services-	Technologies	Products
	Pharmaceutical	Medical	and Services	Manufacturing	Total

Balance at June 30, 2005	$1,116.8	$335.0	$1,749.4	$337.1	$3,538.3
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other(1)(2)(3)(4)	131.8	38.5	(32.2)	88.9	227.0
Goodwill related to the divestiture/closure of businesses	—	—	(6.5)	(1.9)	(8.4)

Balance at June 30, 2006	$1,248.6	$373.5	$1,710.7	$424.1	$3,756.9
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other(5)(6)(7)	(25.3)	5.8	96.0	1,032.7	1,109.2
Transfer(8)	—	2.7	—	(2.7)	—

Balance at June 30, 2007	$1,223.3	$382.0	$1,806.7	$1,454.1	$4,866.1

(1)	The increase within the Healthcare Supply Chain Services - Pharmaceutical segment primarily relates to the acquisitions of ParMed Pharmaceutical, Inc. and Dohmen resulting in a goodwill allocation of $22.9 million and $101.4 million, respectively. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

(2)	The increase within the Healthcare Supply Chain Services — Medical segment primarily relates to the acquisition of the remaining interest of the Source Medical Corporation joint venture resulting in a goodwill allocation of $36.5 million. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

(3)	The decrease within the Clinical Technologies and Services segment primarily relates to a deferred tax adjustment of approximately $32.2 million related to the Alaris acquisition.

(4)	The increase within the Medical Products Manufacturing segment primarily relates to the acquisition of Denver BioMedical, Inc. resulting in a goodwill allocation of $78.2 million. The remaining amounts represent purchase price adjustments and other foreign currency translation adjustments.

(5)	The decrease within the Healthcare Supply Chain Services — Pharmaceuticals segment primarily relates to Dohmen purchase accounting adjustments offset by the acquisition of SpecialtyScripts, LLC, which resulted in a preliminary goodwill allocation of $6.9 million. The SpecialtyScripts, LLC acquisition also includes a potential maximum future contingent payment of $41.0 million.

(6)	The increase within the Clinical Technologies and Services segment primarily relates to the acquisition of MedMined, Inc. and Care Fusion, which resulted in a preliminary goodwill allocation of $66.1 million and $44.2 million, respectively. The MedMined, Inc. acquisition also includes a potential maximum future contingent payment of $10.5 million.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	The increase within the Medical Products Manufacturing segment primarily relates to the acquisition of Viasys resulting in a preliminary goodwill allocation of $1.0 billion, which is offset by Denver Biomedical, Inc. purchase accounting adjustments of $16.7 million.

(8)	At the end of fiscal 2006, the Company divided the businesses previously reported within the Medical Products and Services segment into the Healthcare Supply Chain Services — Medical and Medical Products Manufacturing segments to better align business operations. The transfer is an adjustment to the goodwill initially allocated between these new segments.

The allocations of the purchase prices related to the Viasys and other acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible assets with definite lives are amortized using the straight-line method over periods that range from one to forty years. The detail of other intangible assets by class for the two years ended June 30, 2007 is as follows (in millions):

	Gross	Accumulated	Net
	Intangible	Amortization	Intangible

June 30, 2006
Unamortized intangibles:
Trademarks and patents	$185.4	$0.4	$185.0

Total unamortized intangibles	$185.4	$0.4	$185.0
Amortized intangibles:
Trademarks and patents	$163.7	$40.0	$123.7
Non-compete agreements	4.5	2.8	1.7
Customer relationships	221.7	57.7	164.0
Other	91.3	39.2	52.1

Total amortized intangibles	$481.2	$139.7	$341.5

Total intangibles	$666.6	$140.1	$526.5

June 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.7	$0.4	$196.3

Total unamortized intangibles	$196.7	$0.4	$196.3
Amortized intangibles:
Trademarks and patents	$438.4	$57.4	$381.0
Non-compete agreements	10.0	3.4	6.6
Customer relationships	434.2	91.7	342.5
Other	127.0	58.6	68.4

Total amortized intangibles	$1,009.6	$211.1	$798.5

Total intangibles	$1,206.3	$211.5	$994.8

Additions of intangible assets during fiscal 2007 primarily relate to the acquisition of Viasys (See Note 2).

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no other significant acquisitions of other intangible assets for the periods presented. Amortization expense for the fiscal 2007, 2006 and 2005 was approximately $60.9 million, $53.0 million and $53.3 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be (in millions):

	2008	2009	2010	2011	2012

Amortization expense	$92.0	$89.2	$86.2	$84.9	$80.3

10.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following as of June 30, 2007 and 2006 (in millions):

	2007	2006

4.00% Notes due 2015	$443.2	$434.9
5.65% Notes due 2012	299.3	—
5.80% Notes due 2016	492.1	—
5.85% Notes due 2017	500.0	500.0
6.00% Notes due 2017	296.7	—
6.25% Notes due 2008	150.0	150.0
6.75% Notes due 2011	488.8	487.8
7.25% Senior subordinated notes due 2011	11.2	11.4
7.30% Notes due 2006	—	127.4
7.80% Debentures due 2016	75.7	75.7
7.00% Debentures due 2026	192.0	192.0
Preferred debt securities	150.0	650.0
Floating Rate Notes due 2009	350.0	—
Other obligations; interest averaging 4.63% in 2007 and 4.58% in 2006, due in varying installments through 2015	24.3	158.4

Total	$3,473.3	$2,787.6
Less: current portion and other short-term borrowings	16.0	199.0

Long-term obligations, less current portion and other short-term borrowings	$3,457.3	$2,588.6

The 4.00%, 5.65%, 5.80%, 5.85%, 6.00%, 6.25% and 6.75% Notes and the Floating Rate Notes due 2009 represent unsecured obligations of the Company. The 7.30% Notes and the 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary of the Company), which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes and guarantees of the Company are structurally subordinated to the liabilities of the Company’s subsidiaries, including trade payables of $9.2 billion.

In October 2006, the Company sold $350.0 million aggregate principal amount of floating rate notes due 2009 (the “2009 Notes”) and $500.0 million aggregate principal amount of fixed rate notes due 2016 (the “2016 Notes”) in a private offering. The 2009 Notes mature on October 2, 2009 and interest on these notes will accrue at a floating rate equal to the three-month LIBOR plus 0.27% payable quarterly. The 2016 Notes mature on October 15, 2016 and interest on the 2016 Notes accrue at 5.80% per year payable semi-annually. The Company also agreed for the benefit of the holders to register the 2009 and 2016 Notes under the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registered exchange offer so that such Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and 2016 Notes increased by 25 basis points as of June 1, 2007 and will increase by an additional 25 basis points as of August 30, 2007 if the exchange offer is not completed prior to that date. Upon the completion of the exchange offer, such additional interest on the 2009 and 2016 Notes will no longer be payable. The maximum amount of additional interest which the Company must pay prior to the completion of the exchange offer for the 2009 and 2016 Notes is 50 basis points per year. The Company used the proceeds from the sale of the 2009 and 2016 Notes to repay $500.0 million of the Company’s preferred debt securities, $127.4 million of 7.30% Notes due 2006, $53.1 million outstanding under a short-term credit facility of a subsidiary guaranteed by the Company and for general corporate purposes.

In a second private offering in June 2007, the Company sold $300.0 million aggregate principal amount of fixed rate notes due 2012 (the “2012 Notes”) and $300.0 million aggregate principal amount of fixed rate notes due 2017 (the “2017 Notes”). The 2012 Notes mature on June 15, 2012 and the 2017 Notes mature on June 15, 2017. Interest on the 2012 Notes and the 2017 Notes accrue at 5.65% and 6.00%, respectively, per year payable semi-annually. If the Company experiences specific types of change of control, it may be required to offer to purchase the 2012 and 2017 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company also agreed for the benefit of the holders to register the 2012 and 2017 Notes under the Securities Act pursuant to a registered exchange offer so that such Notes may be sold in the public market. If the Company does not meet certain deadlines for completion of the exchange offer, the interest rates on the 2012 and 2017 Notes will increase by 25 basis points as of February 4, 2008 and will increase by an additional 25 basis points as of March 4, 2008 if the exchange offer is not completed prior to that date. Upon the completion of the exchange offer, such additional interest on the 2012 and 2017 Notes would no longer be payable. The maximum amount of additional interest which the Company would have to pay prior to the completion of the exchange offer for the 2012 and 2017 Notes is 50 basis points per year. The Company used the net proceeds from the sale of the 2012 and 2017 Notes to fund a portion of the purchase price of the Viasys acquisition and for other general corporate purposes.

As part of the Company’s acquisition of Alaris in fiscal 2004, the Company assumed $195.3 million of 7.25% Senior subordinated notes due 2011. During fiscal 2005, the Company paid off $183.6 million of the Senior subordinated notes. On July 2, 2007, the Company exercised the option to call the Senior subordinated notes resulting in the repayment of the remaining balance of $11.2 million.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity, which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company (the “Accounts Receivable and Financing Entity”). The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. These preferred debt securities are classified as “long-term obligations, less current portion and other short-term obligations” in the Company’s consolidated balance sheet. The Company amended certain of the facility terms of the Company’s preferred debt securities in October 2006. As part of this amendment, the Company repaid $500.0 million of the principal balance with a portion of the proceeds of the October 2006 offering described above and added a minimum net worth covenant whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. The amendment eliminated a minimum adjusted net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. After the repayment, the Company had $150.0 million outstanding under its preferred debt securities. At June 30, 2007 and 2006, the Accounts Receivable and Financing Entity owned approximately $594.7 million and $580.8 million, respectively, of receivables that are included in the Company’s consolidated balance sheet. The effective interest rate as of June 30, 2007 and 2006 was 5.94% and 5.90%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to cash, at June 30, 2007 and 2006, the Company’s sources of liquidity included a $1.5 billion and $1.0 billion commercial paper program, respectively, backed by a $1.5 billion and $1.0 billion revolving credit facility for the respective years. The Company initiated a $1.0 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. The Company increased the commercial paper program to $1.5 billion on February 28, 2007. The Company had no outstanding borrowings from the commercial paper program at June 30, 2007 or 2006. In January 2007, the Company amended certain terms of the revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. This revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2007 and 2006, except for $79.2 million and $57.8 million, respectively, of standby letters of credit issued on behalf of the Company. Additionally, at June 30, 2006, the Company maintained a $150.0 million extendible commercial note program with no outstanding borrowings at June 30, 2006. The Company terminated the $150.0 million extendible commercial note program in February 2007.

The Company also maintained other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $131.1 million and $307.2 million at June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006, $29.0 million and $161.8 million, respectively, were outstanding under uncommitted facilities, of which $25.1 million at June 30, 2006 related to the PTS Business. The June 30, 2007 and 2006 outstanding balance under uncommitted facilities included $4.1 million and $136.6 million, which was classified in other obligations at June 30, 2007 and 2006, respectively. The remaining $20.2 million and $21.8 million balance of other obligations at June 30, 2007, and 2006, respectively, consisted primarily of additional notes, loans and capital leases. Additionally, in March 2007, the Company entered into a $500.0 million unsecured committed short term loan facility, which was terminated in April 2007.

Maturities of long-term obligations for future fiscal years are (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Maturities of long-term obligations	$16.0	$307.2	$353.0	$491.8	$301.9	$2,003.4	$3,473.3

11.	INCOME TAXES

Earnings before income taxes and discontinued operations are as follows for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

U.S. Operations	$625.3	$1,237.4	$1,384.5
Non-U.S. Operations	627.0	503.0	279.9

	$1,252.3	$1,740.4	$1,664.4

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision/(benefit) for income taxes from continuing operations consists of the following for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Current:
Federal	$280.6	$478.0	$458.3
State and local	25.6	53.1	35.1
Non-U.S	94.7	51.3	22.9

Total	$400.9	$582.4	$516.3
Deferred:
Federal	$17.4	$9.8	$46.0
State and local	1.5	(4.0)	3.3
Non-U.S	(7.2)	(11.5)	5.4

Total	$11.7	$(5.7)	$54.7
Unremitted earnings repatriated due to AJCA	—	0.4	26.3

Total provision	$412.6	$577.1	$597.3

A reconciliation of the provision / (benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate from continuing operations is as follows for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005

Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.3	1.7	1.9
Foreign tax rate differential	(11.4)	(7.4)	(4.6)
Nondeductible/nontaxable items	1.3	1.8	0.6
Acquired IPR&D	2.6	—	—
Unremitted earnings repatriated due to AJCA	—	—	1.6
Other	4.1	2.1	1.4

Effective income tax rate	32.9%	33.2%	35.9%

A provision of the AJCA created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from non-U.S. subsidiaries. During the fourth quarter of fiscal 2005, the Company determined that it would repatriate $500.0 million of accumulated non-U.S. earnings in fiscal 2006 pursuant to the repatriation provisions of the AJCA, and accordingly the Company recorded a related tax liability of $26.3 million as of June 30, 2005. The maximum repatriation available to the Company was $500.0 million under the repatriation provisions of the AJCA. During fiscal 2006, the Company repatriated $494.0 million of qualifying accumulated foreign earnings in accordance with its plan adopted during fiscal 2005. An additional tax liability of $0.4 million was recorded during fiscal 2006 due to new state legislation with respect to the AJCA, bringing the Company’s total tax liability related to the repatriation recorded through June 30, 2006 to $26.7 million. Uses of repatriated funds included domestic expenditures related to non-executive salaries, capital asset investments and other permitted activities.

As of June 30, 2007, the Company had $2.4 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings. At June 30, 2007, a liability of $4.0 million was established related to the estimated cost of repatriating $18.0 million of undistributed earnings from Viasys non-U.S. subsidiaries.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2007 and 2006 are as follows (in millions):

	2007	2006

Deferred income tax assets:
Receivable basis difference	$45.7	$59.9
Accrued liabilities	134.7	204.0
Equity compensation	98.9	82.1
Loss and tax credit carryforwards	178.2	84.9
Other	117.2	64.6

Total deferred income tax assets	$574.7	$495.5
Valuation allowance for deferred income tax assets	(180.5)	(34.4)

Net deferred income tax assets	$394.2	$461.1

Deferred income tax liabilities:
Inventory basis differences	$(785.9)	$(766.5)
Property-related(1)	(90.5)	(189.4)
Goodwill and other intangibles	(361.0)	(240.9)
Revenue on lease contracts(1)	(444.9)	(439.8)
Other	(3.7)	(42.5)

Total deferred income tax liabilities	$(1,686.0)	$(1,679.1)

Net deferred income tax liabilities	$(1,291.8)	$(1,218.0)

(1)	Certain June 30, 2006 deferred income tax amounts have been reclassified between the property-related and revenue on lease contracts captions to conform to the June 30, 2007 presentation.

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2007 and 2006 (in millions):

	2007	2006

Current deferred tax asset(1)	$5.1	$10.3
Non current deferred tax asset(2)	8.0	32.8
Discontinued Operations net deferred tax asset(3)	—	32.5
Current deferred tax liability(4)	(650.0)	(606.9)
Non current deferred tax liability(5)	(654.9)	(586.6)
Discontinued Operations net deferred tax liability(6)	0.0	(100.1)

Net deferred tax liability(7)	$(1,291.8)	$(1,218.0)

(1)	Included in “Prepaid Expenses and Other.”

(2)	Included in “Other Assets.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in “Assets Held for Sale from Discontinued Operations.”

(4)	Included in “Other Accrued Liabilities.”

(5)	Included in “Deferred Income Taxes and Other Liabilities.”

(6)	Included in “Liabilities from Businesses Held for Sale and Discontinued Operations.”

(7)	Includes a $(67.6) net deferred tax liability at June 30, 2006 related to Discontinued Operations.

At June 30, 2007, the Company had gross federal, state and international loss and credit carryforwards of $361.0 million, $1.1 billion and $147.0 million, respectively, the tax effect of which is an aggregate deferred tax asset of $178.2 million. The significant increase in loss carryforwards during fiscal 2007 is attributable to a tax capital loss on the PTS Business divestiture estimated at $127.1 million. This capital loss carrryforward has a full $127.1 million valuation allowance and can be carried forward five years. This PTS Business capital loss estimate and related valuation allowance are subject to change based on results of the U.S. federal capital loss disallowance rules review that will be conducted before the June 2007 tax returns are filed. Substantially all of the remaining carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $155.6 million of the valuation allowance at June 30, 2007 applies to certain federal, international, and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would be applied against income tax expense.

With few exceptions, the Company is no longer subject to U.S. federal or non-U.S. income tax audits by tax authorities for fiscal years ending before June 30, 2001. The years subsequent to fiscal 2000 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. The Internal Revenue Service (“IRS”) currently has ongoing examinations of open years from 2001 through 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years. While it is not currently possible to predict the impact of settlements or other IRS audit activity on income tax expense or cash flows during the next 12 months, the Company does not expect any significant impact on financial position.

In the first quarter of fiscal 2008, the Company is required to adopt the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of adopting FIN No. 48 on its consolidated financial statements.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases (including those referenced in Note 19) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2007 are (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Minimum rental payments	$105.2	$86.9	$72.5	$62.4	$50.7	$114.0	$491.7

The amounts above within 2009 and thereafter include the Company’s obligation to purchase certain buildings and equipment at the end of the related lease term. See Note 19 for additional information related to these lease agreements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense relating to operating leases (including those referenced in Note 19) was approximately $117.1 million, $91.7 million and $99.8 million in fiscal 2007, 2006 and 2005, respectively. Sublease rental income was not material for any period presented herein.

Legal Proceedings

Shareholder Litigation against Cardinal Health

Since July 2, 2004, multiple purported class action complaints were filed by putative purchasers of the Company’s securities against the Company and certain of its current and former officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Southern District of Ohio, where, on December 15, 2004, they were consolidated into a single proceeding referred to as In re Cardinal Health, Inc. Federal Securities Litigation (the “Cardinal Health federal securities litigation”). On January 26, 2005, the Court appointed the Pension Fund Group as lead plaintiff. On April 22, 2005, the lead plaintiff filed a consolidated amended complaint naming the Company, certain current and former officers and employees and the Company’s external auditors as defendants.

The Cardinal Health federal securities litigation purports to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004. The consolidated amended complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements relate to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, classification of revenue in the Company’s pharmaceutical supply chain business (formerly referred to as the pharmaceutical distribution business) as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements are claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The consolidated amended complaint seeks unspecified money damages and other unspecified relief against the defendants.

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

The Company entered into a memorandum of understanding effective on May 24, 2007 to settle the Cardinal Health federal securities litigation. Under the memorandum of understanding, the Cardinal Health federal securities litigation will be terminated for a payment of $600 million. The Company established a reserve of $600 million for the quarter ended March 31, 2007 and transferred the $600 million into an escrow account on May 25, 2007. The Company has entered into a stipulation of settlement with counsel for the plaintiffs, which was filed with the Court on July 27, 2007. On July 31, 2007, the Court entered an Order preliminarily approving the settlement.

The defendants in the Cardinal Health federal securities litigation continue to deny the violations of law alleged in the litigation, and the settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation. The final settlement is subject to certain conditions, including notice to the class of plaintiffs in the Cardinal Health federal securities litigation and court approval. At this time, there can be no assurance that all of the conditions for settlement will be met or that the settlement will receive final court approval.

ERISA Litigation against Cardinal Health

Beginning in July 2004, multiple purported class action complaints were filed against the Company and certain of its officers, directors and employees by purported participants in the Cardinal Health Profit Sharing, Retirement

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “Plan”). All of these actions were filed in the United States District Court for the Southern District of Ohio, where, on December 15, 2004, they were consolidated into a single proceeding referred to as In re Cardinal Health, Inc. ERISA Litigation (the “Cardinal Health ERISA litigation”). On January 14, 2005, the Court appointed lead counsel and liaison counsel for the Cardinal Health ERISA litigation. On April 29, 2005, the lead plaintiffs filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants.

The Cardinal Health ERISA litigation purports to be brought on behalf of participants in the Plan. The consolidated amended complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plan’s participants of investing in the Company’s stock, to the detriment of the Plan’s participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plan’s participants. The misstatements alleged in the Cardinal Health ERISA litigation significantly overlap with the misstatements alleged in the Cardinal Health federal securities litigation. The consolidated amended complaint seeks unspecified money damages and equitable relief against the defendants and an award of attorney’s fees.

On March 31, 2006, the Court granted the defendants’ Motion to Dismiss the consolidated complaint with respect to Putnam Fiduciary Trust Company (the former trustee of the Plan) and with respect to plaintiffs’ claim for equitable relief. The Court denied the remainder of the Motion to Dismiss filed by the Company and certain defendants. On September 8, 2006, the plaintiffs filed a Motion for Class Certification, seeking certification of a class of Plan participants who bought or held Company shares in their Plan accounts between October 24, 2000 and July 2, 2004.

In May 2007, the Company reached an understanding with the counsel for the plaintiffs regarding a proposed settlement of the Cardinal Health ERISA litigation under which the litigation would be terminated for a payment by the Company of $40 million. As a result, the Company recorded a reserve of $40 million for the quarter ended June 30, 2007. On June 21, 2007, the Company entered into a class action settlement agreement with counsel for the plaintiffs. The settlement agreement provides that the Cardinal Health ERISA litigation will be terminated for a payment by the Company to the Plan of $40 million, with the net proceeds of the settlement to be apportioned to the Plan accounts of participants who bought or held Company shares in their Plan accounts between October 24, 2000 and July 2, 2004.

The defendants in the Cardinal Health ERISA litigation continue to deny the violations of law alleged in the litigation, and the settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation. The final settlement is subject to certain conditions, including notice to the class of plaintiffs in the Cardinal Health ERISA litigation, approval by an independent fiduciary on behalf of the Plan and court approval. The Court granted preliminary approval of the settlement on June 28, 2007 and the Company transferred the $40.0 million into an escrow account on June 29, 2007. At this time, there can be no assurance that all of the conditions for settlement will be met or that the settlement will receive final court approval.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter et al., No. 02-CV-11-639. On or about March 21, 2003, after the defendants filed a Motion to Dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of indemnifying Monty Fu, the former Chairman of Syncor. The defendants filed a Motion to Dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a Motion to Dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint, which now mirrors most of the substantive allegations of the consolidated amended complaint filed in the Cardinal Health federal securities litigation. The complaint seeks money damages and equitable relief against the defendant directors and an award of attorney’s fees. Discovery has been proceeding.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley v. David Bing et al., No. 04 CV A07-7167, Sam Weitschner v. Dave Bing et al., No. 04 CV C08-8970, and Green Meadow Partners, LLP v. David Bing et al., No. 04 CV H09-9891. The Cardinal Health Franklin County derivative actions allege, among other things, that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that raises many of the same substantive allegations as the consolidated amended complaint filed in the Cardinal Health federal securities litigation and the Weed complaint discussed below.

On September 27, 2006, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Barry E. Weed v. John F. Havens, et al., No. 06 CV H09 12620. The complaint alleges that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint seeks money damages, disgorgement of options, equitable relief and costs and disbursements of the action, including attorney’s fees.

On June 29, 2007, the Company and other parties to litigation described below entered into a memorandum of understanding to settle the Staehr derivative action, the Cardinal Health Franklin County derivative actions and the Weed derivative action (collectively, the “Derivative Actions”). In addition to the plaintiffs and the Company, the parties to the memorandum of understanding include all individual named defendants in the Derivative Actions, consisting of the following current and former executives and directors: David Bing, George H. Conrades, John F. Finn, Robert L. Gerbig, John F. Havens, J. Michael Losh, John B. McCoy, Richard C. Notebaert, Michael D. O’Halleran, David W. Raisbeck, Jean G. Spaulding, Matthew D. Walter, Robert D. Walter, William E. Bindley, Regina E. Herzlinger, Melburn G. Whitmire, George L. Fotiades, James F. Millar, Mark W. Parrish, Richard J. Miller, Ronald K. Labrum and Anthony J. Rucci.

Under the memorandum of understanding, in full and final settlement of all claims in the Derivative Actions, the individual defendants will cause proceeds from their applicable directors and officers insurance policies totaling $70 million to be paid to the Company, less an amount not more than $12 million as is approved by court order for plaintiffs’ attorneys’ fees and costs. See the discussion below under the heading “Insurance Coverage for Shareholder/ERISA Litigation against Cardinal Health and Derivative Actions” for more information regarding the insurance proceeds. Upon final court approval of the settlement, the Company expects to recognize its net proceeds from the settlement as income within special items in its consolidated statement of earnings.

The memorandum of understanding further provides that the Company and its board of directors will adopt a corporate governance enhancement requiring the audit committee of the board to meet in executive session with the Company’s Chief Financial Officer and Chief Legal Officer no less than annually. Also under the memorandum of

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

understanding, each plaintiff in the Derivative Actions and the Company will grant each of the individual defendants and employees, agents and representatives of the Company a comprehensive release and covenant not to sue, as broad as permissible under the law, that with certain narrow exceptions will cover all claims by or on behalf of the Company that are or could have been asserted in the Derivative Actions that arise out of or in connection with or are related to any of the acts, matters or transactions referred to in the Derivative Actions.

The individual defendants in the Derivative Actions continue to deny the violations of law alleged in those actions, and the settlement will acknowledge that the individual defendants are entering into the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is subject to completion of definitive documentation and other conditions, including notice to shareholders, approval by all necessary courts and formal, final dismissal of all the Derivative Actions. At this time, there can be no assurance that those conditions will be met or that the settlement will receive final court approval.

In connection with the settlement and in order to consolidate the Cardinal Health Franklin County derivative actions, on July 18, 2007, plaintiffs in these actions filed a joint complaint in the Court of Common Pleas of Delaware County, Ohio that was nearly identical to the consolidated amended complaint plaintiffs had previously filed in the Court of Common Pleas of Franklin County, Ohio. Under procedures discussed with the Delaware County Court, the Company expects that after defendants answer the Delaware County complaint, the Franklin County complaint will be dismissed.

On August 1, 2007, the plaintiff in the Weed derivative action filed a complaint in the Court of Common Pleas for Delaware County, Ohio that was substantially identical to plaintiff’s pending Franklin County complaint. The Company expects that after defendants answer the Delaware County complaint, the plaintiff will dismiss the Franklin County action and seek to proceed on a consolidated basis in Delaware County with the Cardinal Health Franklin County derivative actions and the Staehr derivative action both described above.

Insurance Coverage for Shareholder/ERISA Litigation against Cardinal Health and Derivative Actions

Some insurance coverage is available to the Company and individuals who were named as defendants in the legal proceedings described under the headings “Shareholder Litigation against Cardinal Health” and “Derivative Actions.” On October 12, 2006, a complaint was filed by the Federal Insurance Company (“Federal”) against the Company and certain of its current and former members of the board of directors, officers and/or employees in the Court of Common Pleas, Franklin County, Ohio. Federal Insurance Company v. Cardinal Health, Inc., et al., No. 06CVH10 13447. Among other things, the complaint sought a determination from the Court of Federal’s rights and obligations, if any, under successive directors’ and officers’ liability insurance policies issued by Federal with respect to the Cardinal Health federal securities litigation and various state-court shareholder derivative lawsuits. The complaint also sought a declaration that no coverage exists with respect to the Cardinal Health ERISA litigation under successive fiduciary liability insurance policies issued by Federal. On January 26, 2007, the Company and the individual defendants filed their respective answers and counterclaims and sought to add additional insurers as counterclaim defendants, leave for which was granted on March 14, 2007. The Company expects to file amended counterclaims against two additional insurance companies. As a result of the settlements described in the following paragraph, Federal, along with the three other settling insurance companies, have been or will be dismissed from the lawsuit.

The Company has entered into settlement agreements with Federal and three other insurance companies. Under these agreements, the four insurance companies have agreed to pay an aggregate amount of $94 million, which would be available as appropriate for the benefit of the Company and the individuals who are defendants in the Cardinal Health federal securities litigation and the Derivative Actions. From the $94 million, $70 million will be used in connection with settling the Derivative Actions. In addition, approximately $4 million of the proceeds was paid to the Company during the fiscal year ended June 30, 2007 to defray previously incurred legal expenses. The Company will not receive or record the remaining $20 million of insurance proceeds unless and until definitive settlement agreements have been finalized and executed and allocation of such proceeds among the defendants has

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been determined. The Company believes that it has additional insurance coverage available from other carriers to partially satisfy its defense costs and liabilities in these matters, but any such additional coverage is likely to be immaterial in amount.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The litigation alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a Motion to Dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the Motion to Dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Ninth Circuit entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. Syncor filed a Petition for Rehearing on June 26, 2007, which is pending.

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employee Savings and Stock Ownership Plan. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed Motions to Dismiss the consolidated complaint. On August 24, 2004, the Court granted in part and denied in part defendants’ Motions to Dismiss. The Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets against Syncor was not dismissed, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee against defendants Monty Fu and Robert Funari was not dismissed. On January 10, 2006, the Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the Court entered a final order dismissing this case and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit.

It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the proceedings described under the heading “Shareholder/ERISA Litigation against Syncor.” However, the Company currently does not believe that the impact of these proceedings will have a

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. On June 28, 2007, the Court ordered ICU to pay Alaris $4.8 million of attorneys’ fees and costs. These decisions are subject to appeal. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

SEC Investigation and U.S. Attorney Inquiry

On October 7, 2003, the Company received a request from the SEC, in connection with an informal inquiry, for historical financial and related information, which was subsequently converted into a formal investigation. The SEC’s request sought a variety of documentation, including the Company’s accounting records for fiscal 2001 through fiscal 2003, as well as notes, memoranda, presentations, e-mail and other correspondence, budgets, forecasts and estimates. On June 21, 2004, as part of the SEC’s formal investigation, the Company received an SEC subpoena that included a request for the production of documents relating to revenue classification, and the methods used for such classification, in the Company’s pharmaceutical supply chain business as either “Operating Revenue” or “Bulk Deliveries to Customer Warehouses and Other.” In addition, the Company learned that the U.S. Attorney’s Office for the Southern District of New York had also commenced an inquiry. On October 12, 2004, the Company received a subpoena from the SEC requesting the production of documents relating to compensation information for specific current and former employees and officers of the Company. The Company was notified in April 2005 that certain current and former employees and directors received subpoenas from the SEC requesting the production of documents.

In connection with the SEC’s informal inquiry, the Company’s Audit Committee commenced its own internal review in April 2004, assisted by independent counsel. This internal review was prompted by documents contained in the production to the SEC that raised issues as to certain accounting and financial reporting matters, including, but not limited to, the establishment and adjustment of certain reserves and their impact on the Company’s quarterly earnings. The Audit Committee and its independent counsel also reviewed the revenue classification issue that was the subject of the SEC’s June 21, 2004 subpoena and other matters identified in the course of the Audit Committee’s internal review. During September and October 2004, the Audit Committee reached certain conclusions with respect to findings from its internal review. In connection with the Audit Committee’s conclusions reached in September and October 2004, the Company made certain reclassification and restatement adjustments to its fiscal 2004 and prior historical consolidated financial statements. The Audit Committee’s conclusions were disclosed, and the reclassification and restatement adjustments were reflected, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 Form 10-K”) and subsequent public reports filed by the Company.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 26, 2007, the Company announced a settlement with the SEC that concludes, with respect to the Company, the SEC investigation. In connection with the settlement, the SEC filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to the Company’s financial reporting and disclosures. The Company agreed, without admitting or denying the allegations of the complaint, to consent to entry of a final judgment to be entered by the Court. The final judgment, which was entered by the Court on August 2, 2007, among other things, enjoined the Company from future violations of the federal securities laws and required the Company to pay a civil penalty of $35 million and retain an independent consultant to review certain company policies and procedures. The Company has paid the civil penalty and retained the independent consultant. The Company had reserved $35 million relating to the settlement of this matter in the quarters ended June 30, 2005 and December 31, 2005.

In July 2007, the Company was informed by the U.S. Attorney’s Office that its investigation had been closed.

The settlement with the SEC does not resolve the investigation by the SEC of the activities of certain current and former members of the Company’s management, which investigation is ongoing. In January 2007, the Company learned that its Executive Chairman of the Board, as well as four former officers and employees, received “Wells” notices from the staff of the SEC. Under SEC procedures, a Wells notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC commence a civil or administrative action against the recipient of the notice. The recipient of a Wells notice has the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any civil action should be brought by the SEC. The Company is continuing to cooperate with the SEC in this investigation. The outcome of the continuing SEC investigation and any related legal and administrative proceedings could include the institution of administrative or civil injunctive proceedings involving current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions upon such persons.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There have been approximately 140,000 Alaris SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company recorded a $13.5 million charge related to this matter during the third quarter of fiscal 2006. The Company has begun taking the steps necessary to comply with the terms of the Consent Decree and does not believe that compliance with the Consent Decree will materially affect its results of operations or financial condition. However, there can be no assurance that additional costs or penalties will not be incurred, the effect of which could be material to the Company’s results of operations.

State Attorneys General Investigation related to Repackaged Pharmaceuticals

In October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena stated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program relating to repackaged pharmaceuticals. The Company received a letter in May 2007 that was sent jointly from the Illinois and New York Attorney General’s Offices on behalf of a National Association of Medicaid Fraud Control Units team. The letter alleges that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and alleges that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. The letter requests the Company to change these business practices, asks for additional information and asserts potential theories for damages. The Company is providing requested information to the state attorney general offices and is participating in ongoing discussions with these offices regarding this matter, including whether changes to business practices are required. The Company cannot currently predict the outcome of this investigation or its ultimate impact on the Company’s business and cannot estimate the amount of loss or range of possible loss.

Other Matters

In addition to the matters described above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, without limitation, personal injury claims, employment matters, commercial disputes, intellectual property matters, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial statements.

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

13.	GUARANTEES

The Company has contingent commitments related to certain operating lease agreements (see Note 19). These operating leases consist of certain real estate used in the operations of the Company. In the event of termination of these operating leases, which mature in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At June 30, 2007, the maximum amount the Company could be required to reimburse was $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability of $2.9 million as of June 30, 2007 related to these agreements. The Company’s maximum amount to be reimbursed decreased significantly during fiscal 2007 due to the Company’s decision to repurchase certain buildings, equipment and land of approximately $51.2 million which were previously under lease agreements. Of this total amount repurchased, $44.2 million related to the PTS Business.

In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition and disposition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

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

In the ordinary course of business, the Healthcare Supply Chain Services — Pharmaceutical segment of the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At June 30, 2007 and 2006, notes in the program subject to the guarantee of the Company totaled $36.7 million and $35.1 million, respectively. At June 30, 2007 and 2006, accruals for premiums received in advance of the bank’s collection of notes were $0.8 million and $0.6 million, respectively.

14.	FINANCIAL INSTRUMENTS

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

At June 30, 2007, the Company held no pay-fixed interest rate swaps. During fiscal 2007, the Company held six pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. Four of these contracts matured through 2012 (“2012 Contracts”) and the other two contracts matured through 2016 (“2016 Contracts”). These contracts were all terminated during fiscal 2007, resulting in cash receipts totaling $3.4 million for the 2012 Contracts and cash payments totaling $3.4 million for the 2016 Contracts. The ineffective portion of the 2012 Contracts, totaling a gain of $0.1 million, was recorded in interest expense and other during fiscal 2007. The ineffective portion of the 2016 Contracts, totaling a loss of $0.1 million, was recorded in interest expense and other during fiscal 2007. The remaining amounts that relate to the portion of the contracts that were effective were recorded to other comprehensive income during fiscal 2007, and an adjustment is being recognized in interest expense and other in conjunction with the occurrence of the originally forecasted transactions.

At June 30, 2006, the Company held no pay-fixed interest rate swaps. The pay-fixed interest rate swaps held at June 30, 2005 were terminated in September 2005 as the forecasted transactions related to the swaps did not occur at that time, and thus, a portion of each of the contracts became ineffective. The termination of these contracts resulted in a cash receipt of $1.2 million. The ineffective portion of the contracts, totaling less than a $0.1 million loss, was recorded in interest expense and other during fiscal 2006. During fiscal 2006, the Company held two other pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. These contracts matured through 2010 and 2017, respectively. These contracts were also terminated resulting in a cash receipt of $12.7 million. The ineffective portion of the contracts, totaling a gain of $2.7 million, was recorded in interest expense and other during fiscal 2006. The remaining amounts that relate to the portion of the contracts that were effective were recorded to other comprehensive income during fiscal 2006, and an adjustment is being recognized in interest expense and other in conjunction with the occurrence of the originally forecasted transactions.

The Company also holds pay-floating interest rate swaps to hedge the change in fair value of the fixed-rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature through June 2017. The gain/(loss) recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain/(loss) recorded in interest expense and other.

The following table shows the notional amount hedged and fair value of the interest rate swaps outstanding at June 30, 2007 and 2006 included in other assets/liabilities (in millions). The net gains/(losses) for pay-floating interest rate swaps recognized through interest expense and other during fiscal 2007, 2006 and 2005 were approximately $(11.2) million, $(6.4) million, and $22.7 million, respectively.

	June 30,	June 30,
	2007	2006

Pay-floating interest rate swaps:
Notional amount	$1,250.0	$877.8
Assets	—	—
Liabilities	68.7	75.0

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had net deferred gains on pay-fixed interest rate swaps of $0.9 million and $0.8 million recorded in other comprehensive income at June 30, 2007 and 2006, respectively. During fiscal 2007, the Company incurred losses of $0.3 million. During fiscal 2006, the Company incurred gains of less than $0.1 million. During fiscal 2005 the Company recognized losses of approximately $0.7 million within interest expense and other related to these interest rate swaps.

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

At June 30, 2007 and 2006, the Company held forward contracts expiring through June 2008 and June 2007, respectively, to hedge probable, but not firmly committed, revenue and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, Thai baht, British pound, and Australian dollar.

The Company also held other forward contracts expiring through December 2013 at June 30, 2007 and 2006 to manage its foreign exchange exposure of foreign currency assets and liabilities subject to revaluation. These instruments do not meet the requirements for hedge accounting treatment and are adjusted to current market values through interest expense and other.

The following table represents the notional amount hedged and the value of the forward contracts outstanding at June 30, 2007 and 2006 included in other assets or liabilities (in millions):

	June 30,	June 30,
	2007	2006

Forward contracts — cash flow hedge:
Notional amount	$300.2	$264.2
Assets	1.8	1.8
Liabilities	5.3	6.4
Forward contracts — other(1):
Notional amount	$817.6	$779.9
Assets	—	0.8
Liabilities	18.3	13.7

(1)	“Forward contracts — other” refers to forward contracts used to manage the Company’s foreign exchange exposure of intercompany financing transactions and other balance sheet items subject to revaluation which do not meet the requirements for hedge accounting treatment. The amount of net losses related to these instruments recognized through interest expense and other during fiscal 2007, 2006 and 2005 were approximately $19.5 million, $9.7 million, and $12.4 million, respectively. The income/(loss) recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period.

At June 30, 2007, the Company had net deferred losses related to forward contract cash flow hedges of $3.5 million as compared to net deferred losses of $4.6 million at June 30, 2006. These gains and losses were recorded in other comprehensive income. During fiscal 2007, the Company recognized losses of approximately $2.9 million within net earnings related to these forward contracts. During fiscal 2006, the Company recognized gains of approximately $6.9 million within net earnings related to these forward contracts. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2007 and 2006.

The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

Fair Value of Financial Instruments.  The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2007 and 2006, approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The estimated fair value of the Company’s long-term obligations was $3,475.5 million and $2,783.6 million as compared to the carrying amounts of $3,473.3 million and $2,787.6 million at June 30, 2007 and 2006, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30, 2007 and 2006 (in millions). The fair values are based on quoted market prices for the same or similar instruments.

	2007		2006
	Notional	Fair Value	Notional	Fair Value
	Amount	Gain/(Loss)	Amount	Gain/(Loss)

Foreign currency forward contracts	$1,117.8	$(21.8)	$1,044.1	$(17.5)
Interest rate swaps	1,250.0	(68.7)	877.8	(75.0)

15.	SHAREHOLDERS’ EQUITY

At June 30, 2007 and 2006, the Company’s authorized capital shares consisted of the following: 750 million common shares, without par value (“Class A common shares”); 5 million Class B common shares, without par value (“Class B common shares”); and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Company’s Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2007 and 2006.

On July 11, 2006, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. On August 3, 2006, the Company’s Board of Director’s authorized the

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase of an additional $1.5 billion of Common Shares. On November 30, 2006, the Company’s Board of Directors authorized the repurchase of an additional $1.0 billion of Common Shares. On January 31, 2007, the Company’s Board of Directors authorized the repurchase of an additional $1.5 billion Common Shares bringing the Company’s then-total repurchase authorization to $4.5 billion. Pursuant to this authorization, the Company repurchased approximately 53.8 million Common Shares having an aggregate cost of approximately $3.8 billion during fiscal 2007. The average price paid per Common Share was $69.79. The repurchased Common Shares are held in treasury to be used for general corporate purposes.

On June 22, 2005, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $1.0 billion. On April 26, 2006, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program. Pursuant to this authorization, the Company repurchased approximately 22.0 million Common Shares having an aggregate cost of approximately $1.5 billion during fiscal 2006. The average price paid per Common Share was $68.39. The repurchased Common Shares are held in treasury to be used for general corporate purposes.

On December 8, 2004, the Company’s Board of Directors authorized the repurchase of Common Shares up to an aggregate amount of $500.0 million. Pursuant to this authorization, the Company repurchased approximately 8.9 million Common Shares having an aggregate cost of approximately $500.0 million during fiscal 2005. The average price paid per Common Share was $56.76. The repurchased Common Shares are held in treasury to be used for general corporate purposes.

16.	EARNINGS PER SHARE

The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2007 (in millions):

	2007	2006	2005

Weighted-average shares-basic	394.9	421.2	430.5
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	9.8	7.3	5.2

Weighted-average shares-diluted	404.7	428.5	435.7

The potentially dilutive employee stock options that were antidilutive for fiscal 2007, 2006 and 2005 were 5.4 million, 13.8 million, and 27.0 million, respectively.

17.	SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. As discussed above in Note 1, during the first quarter of fiscal 2007, the Company realigned its operations into the following reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; Pharmaceutical Technologies and Services and Medical Products Manufacturing. This change in segment reporting resulted from a realignment of the individual businesses to better correlate the operations of the Company with the needs of its customers. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information was reclassified to conform to this new financial reporting presentation.

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business thereby meeting the held for sale criteria set forth in SFAS No. 144. The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the assets and liabilities of the PTS Business are presented separately as held for sale in prior periods and the operating results are

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented within discontinued operations for all periods. As a result of the sale of the PTS Business, the Company’s remaining reportable segments are: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; and Medical Products Manufacturing. Prior period results were adjusted to reflect this change. See Note 8 for additional information.

The Healthcare Supply Chain Services — Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care and hospital pharmacies. These services include a pharmaceutical repackaging and distribution program for independent and chain drug store customers as well as alternate care customers in the mail order business. This segment also operates centralized nuclear pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. This segment also operates a specialty pharmacy and franchises and operates apothecary-style retail pharmacies.

The Healthcare Supply Chain Services — Medical segment provides integrated supply chain and logistics solutions to healthcare customers in the United States and Canada. These solutions include sterile and non-sterile kitting and distribution of medical surgical products into hospitals, surgery centers, laboratories and physician offices.

The Clinical Technologies and Services segment develops, manufactures, leases and sells medical technologies products for hospitals and other healthcare providers, including intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment and dispensing systems that automate the distribution and management of medications in hospitals and other healthcare facilities. The segment also develops, manufactures, leases and sells dispensing systems for medical supplies and provides pharmacy services and clinical intelligence solutions.

The Medical Products Manufacturing segment develops, manufactures and sources medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	Segment Revenue
	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical(1)	$76,572.8	$70,046.9	$63,654.9
Healthcare Supply Chain Services — Medical(2)	7,513.9	7,198.6	6,823.0
Clinical Technologies and Services(3)	2,687.0	2,430.3	2,189.3
Medical Products Manufacturing(4)	1,835.9	1,632.9	1,537.0

Total segment revenue	$88,609.6	$81,308.7	$74,204.2
Corporate(5)	(1,757.6)	(1,644.5)	(1,538.2)

Consolidated revenue	$86,852.0	$79,664.2	$72,666.0

(1)	The Healthcare Supply Chain Services — Pharmaceutical segment’s revenue is primarily derived from the distribution of pharmaceutical and healthcare products for all fiscal periods presented.

(2)	The Healthcare Supply Chain Services — Medical segment’s revenue is primarily derived from the distribution of medical, surgical, and laboratory products for all fiscal periods presented.

(3)	The Clinical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Category	2007	2006	2005

Clinical services and consulting	38%	42%	45%
Intravenous medication safety and infusion delivery systems	33%	32%	29%
Point-of-use systems	29%	26%	26%

Total	100%	100%	100%

(4)	The Medical Products Manufacturing segment’s revenue is primarily derived from the manufacturing of medical and surgical products for all fiscal periods presented.

(5)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based on segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses. Segment SG&A expenses include allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and the integrated sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to the segments (see below for an explanation of investment spending). See Note 3 for further discussion of the Company’s special items and impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	Segment Profit(1)(2)
	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical(3)	$1,299.8	$1,142.6	$1,223.6
Healthcare Supply Chain Services — Medical(4)	318.1	314.5	367.5
Clinical Technologies and Services	385.7	320.3	238.1
Medical Products Manufacturing(4)	197.6	164.5	175.7

Total segment profit	$2,201.2	$1,941.9	$2,004.9
Corporate(5)	(827.5)	(97.0)	(222.7)

Total consolidated operating earnings	$1,373.7	$1,844.9	$1,782.2

(1)	A portion of the corporate costs previously allocated to the PTS Business have been reclassified to the remaining four segments based upon each segment’s respective proportion of allocated corporate expenses. In addition, equity-based compensation has been allocated to the segments based upon the forecasted equity-based compensation expense for the respective segment plus one-fourth of the forecasted equity-based compensation expense for corporate. Prior period information has been adjusted to reflect these changes in methodology.

(2)	Equity-based compensation expense was $138.1 million, $207.8 million and $8.5 million, respectively, for the fiscal years ended June 30, 2007, 2006 and 2005.

(3)	During the first quarter of fiscal 2006, the Healthcare Supply Chain Services — Pharmaceutical segment recorded a charge of $31.8 million reflecting credits owed to certain vendors for prior periods. During the fourth quarter of fiscal 2007, an adjustment of $3.5 million was recorded to reduce a portion of the reserve based upon a revised estimate.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services — Medical segment and the Medical Products Manufacturing segment to better align costs with the segment that receives the related benefits. Prior period information has been reclassified to conform to this new presentation.

(5)	During fiscal 2007, 2006 and 2005, corporate operating earnings include special items, impairment charges and other and certain other Corporate investment spending described below:

(a)	Special items: Corporate operating earnings include special items of $772.0 million, $80.5 million and $141.5 million for fiscal 2007, 2006 and 2005, respectively (see Note 3 for discussion of special items).

(b)	Impairment charges and other: See Note 3 for further discussion of impairment charges and other.

(c)	Investment spending: The Company has encouraged its segments to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate executive management, the expenses for such projects are retained at the Corporate segment. Investment spending for fiscal years, 2007, 2006 and 2005 was $22.3 million, $18.9 million and $17.5 million, respectively.

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions) for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Depreciation and Amortization Expense
	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical	$64.5	$58.4	$73.6
Healthcare Supply Chain Services — Medical	48.2	47.5	45.3
Clinical Technologies and Services	78.4	73.7	83.9
Medical Products Manufacturing	37.4	36.8	50.2
Corporate	93.6	81.2	42.6

Total depreciation and amortization expense	$322.1	$297.6	$295.6

	Capital Expenditures
	2007	2006	2005

Healthcare Supply Chain Services — Pharmaceutical	$28.6	$44.1	$98.8
Healthcare Supply Chain Services — Medical	43.5	47.2	83.8
Clinical Technologies and Services	82.7	71.8	59.7
Medical Products Manufacturing	35.0	29.9	32.8
Corporate	167.6	146.8	64.8

Total capital expenditures	$357.4	$339.8	$339.9

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes total assets at June 30, 2007 and 2006 (in millions) for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Assets
	2007	2006

Healthcare Supply Chain Services — Pharmaceutical	$11,705.2	$11,977.6
Healthcare Supply Chain Services — Medical	2,472.9	2,425.8
Clinical Technologies and Services	4,273.0	3,721.3
Medical Products Manufacturing	3,604.2	1,397.1
Corporate(1)	1,098.5	3,911.5

Consolidated assets	$23,153.8	$23,433.3

(1)	The Corporate assets primarily include cash and equivalents, assets held for sale and discontinued operations, net property and equipment and unallocated deferred taxes.

The following table presents revenue and net property and equipment (in millions) by geographic area:

	Revenue			Property and Equipment, Net
	For the Fiscal Year Ended June 30,			As of June 30,
	2007	2006	2005	2007	2006	2005

United States	$85,548.3	$78,463.9	$71,603.1	$1,544.2	$1,416.1	$1,283.8
International	1,303.7	1,200.3	1,062.9	102.8	88.9	80.3

Total	$86,852.0	$79,664.2	$72,666.0	$1,647.0	$1,505.0	$1,364.1

18.	EMPLOYEE EQUITY AND SAVINGS PLANS

Employee Equity Plans

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Prior to fiscal 2006, employee options granted under the Plans typically vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2007 and 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Under the Plans the Company currently utilizes for equity award grants, the Company was authorized to grant up to 19.5 million shares as of June 30, 2007, of which 6.9 million shares have been granted.

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

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. In accordance with SAB No. 107, the Company classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

In accordance with FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” issued in November 2005, the Company elected the specified “shortcut” method to calculate its beginning pool of additional paid-in capital related to equity-based compensation. This accounting policy election had no impact on the Company’s financial statements.

The following table illustrates the impact of equity-based compensation on reported amounts for the fiscal years ended June 30, 2007 and 2006 (in millions, except per share amounts):

	2007		2006
		Impact of		Impact of
		Equity-Based		Equity-Based
	As Reported	Compensation	As Reported	Compensation

Operating earnings(1)(2)(3)(4)	$1,373.7	$(138.1)	$1,844.9	$(207.8)
Earnings from continuing operations	839.7	(90.0)	1,163.3	(135.5)
Net earnings	1,931.1	(114.0)	1,000.1	(157.7)
Net basic earnings per Common Share	4.89	(0.29)	2.38	(0.37)
Net diluted earnings per Common Share	4.77	(0.28)	2.33	(0.37)

(1)	The total equity-based compensation expense for the fiscal year ended June 30, 2007 and 2006 includes gross stock appreciation rights (“SARs”) expense of approximately $4.0 million and $36.9 million, respectively. The SARs were granted on August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the SARs upon issuance with an exercise price below the then-current price of the Company’s common Shares. In quarters subsequent to issuing the SARs, the fair value has been remeasured using a Black-Scholes model and will continue to be remeasured each quarter until the unexercised SARs are exercised. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded.

In the fourth quarter of fiscal 2007, 0.6 million of the 1.0 million SARs outstanding were exercised. Based upon the terms of the agreement, the benefit will be deferred until six months following the termination of employment and will be credited with interest at the Prime Rate from the date of exercise until the payment date.

(2)	The total equity-based compensation expense for the year ended June 30, 2007 and 2006 also includes gross restricted share and restricted share unit expense of approximately $36.2 million and $22.0 million, respectively, gross employee option expense of approximately $88.4 million and $138.5 million, respectively, and gross employee stock purchase plan expense of approximately $9.5 million and $10.4 million, respectively.

(3)	Equity-based compensation charged to discontinued operations was approximately $24.0 million and $22.2 million, net of tax benefits of $12.5 million and $11.9 million during fiscal 2007 and 2006, respectively.

(4)	Fiscal 2006 equity-based compensation expense includes approximately $15.3 million related to the acceleration of the vesting conditions for all unvested equity awards held by the Company’s Executive Chairman of the Board. The acceleration of the equity-based compensation resulted from the second amended and restated employment agreement, dated April 17, 2006, which relinquished the service period related to his outstanding unvested equity awards.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2005 through June 30, 2007 (in millions, except per common share amounts), giving retroactive effect to conversions of options in connection with merger transactions and stock splits:

		Weighted Average
	Options	Exercise Price
	Outstanding	per Common Share

Balance at June 30, 2005	47.6	$53.64
Granted	5.5	59.73
Exercised	(4.8)	42.97
Canceled	(3.5)	57.77

Balance at June 30, 2006	44.8	$55.13
Granted	4.9	65.22
Exercised	(9.9)	53.61
Canceled	(3.9)	55.70

Balance at June 30, 2007	35.9	$56.91

Additional information concerning stock options outstanding as of June 30, 2007 and 2006 is presented below (options are in millions):

	2007
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise Price		Exercise Price
		Contractual Life	per Common		per Common
Range of Exercise Prices per Common Share	Options	in Years	Share	Options	Share

$ 0.01 - $44.14	3.0	2.5	$30.68	2.8	$29.68
$44.15 - $59.19	12.6	6.1	48.75	2.1	53.70
$59.20 - $64.11	5.6	6.1	61.58	5.4	61.54
$64.12 - $67.90	10.2	5.1	66.87	6.1	67.22
$67.91 - $80.86	4.5	4.4	69.06	3.9	68.92

$ 0.01 - $80.86	35.9	5.3	$56.91	20.3	$59.45

	2006
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise Price		Exercise Price
		Contractual Life	per Common		per Common
Range of Exercise Prices per Common Share	Options	in Years	Share	Options	Share

$ 0.01 - $44.14	5.2	2.9	$29.23	4.9	$28.48
$44.15 - $59.19	16.5	7.2	48.94	2.7	50.78
$59.20 - $64.11	8.9	7.3	61.50	1.1	62.28
$64.12 - $67.90	8.5	5.6	67.21	8.3	67.24
$67.91 - $132.72	5.7	5.3	68.98	4.9	68.79

$ 0.01 - $132.72	44.8	6.1	$55.13	21.9	$56.57

The aggregate intrinsic value of options exercised during fiscal 2007 and fiscal 2006 are approximately $175.6 million and $124.8 million, respectively. The aggregate intrinsic value of options outstanding at June 30,

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and June 30, 2006 are approximately $493.8 million and $462.9 million, respectively. The aggregate intrinsic value of options exercisable at June 30, 2007 and June 30, 2006 are approximately $228.1 million and $216.2 million, respectively. The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 are $21.29, $18.79, and $16.89, respectively. Total equity-based compensation expense, net of estimated forfeitures, related to unvested stock options not yet recognized as of June 30, 2007 and 2006 was $103.0 million and $131.3 million, respectively.

The fair values of the options granted to the Company’s employees and directors during fiscal 2007 and fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2007 and 2006:

	2007	2006

Risk-free interest rate	4.5% - 5.1%	3.3% - 5.1%
Expected life in years	5.7 - 7.0	5.6 - 7.0
Expected volatility	27.0%	20.9% - 27.0%
Dividend yield	0.50% - 0.69%	0.32% - 0.55%

The fair value of the options granted to Company employees and directors during fiscal 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

2005

Risk-free interest rate	3.5%
Expected life in years	5
Expected volatility	38.0%
Dividend yield	0.27%

The Company’s restricted shares and share units are expensed over the awards’ service period, generally three years. As of June 30, 2007 and 2006, approximately 1.9 million and 1.7 million shares and share units remained restricted and subject to forfeiture, respectively. Total equity-based compensation expense, net of estimated forfeitures, related to unvested restricted shares and share units not yet recognized was $45.9 million and $12.8 million, respectively, as of June 30, 2007 and $29.9 million and $10.7 million, respectively, as of June 30, 2006.

The Company has employee stock purchase plans under which the sale of 12.0 million Common Shares has been authorized. Employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1 — June 30; and July 1 — December 31. At June 30, 2007, subscriptions of 0.4 million shares were outstanding. Through June 30, 2007, 5.5 million shares had been issued to employees under the plans.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures — Prior to adopting SFAS No. 123(R)

Prior to the first quarter of fiscal 2006, the Company accounted for equity-based awards in accordance with APB No. 25, and related interpretations. Except for costs related to restricted shares, restricted share units, stock appreciation rights and an insignificant number of amended options requiring a new measurement date, no compensation expense was recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following tables illustrate the effect on net earnings (in millions) and earnings per share for the fiscal year ended June 30, 2005 if the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

2005

Net Earnings, as reported	$1,050.7
Equity-based employee compensation expense, included in net earnings, net of related tax effects	6.3
Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(138.9)

Pro Forma net earnings	$918.1

2005

Basic earnings per Common Share:
As reported	$2.44
Pro Forma basic earnings per Common Share	$2.13
Diluted earnings per Common Share
As reported	$2.41
Pro Forma diluted earnings per Common Share(2)	$2.12

(1)	The total equity-based employee compensation expense was adjusted to include net employee stock purchase plan expense of $7.5 million for fiscal 2005.

(2)	The Company used the treasury stock method when calculating diluted earnings per Common Share as presented in the table above. Under the treasury stock method, diluted shares outstanding were adjusted for the weighted-average unrecognized compensation component if the Company had used SFAS No. 123.

Employee Savings Plan

Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for Company matching and profit sharing contributions. The Company’s contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for employee retirement benefit plans was $107.8 million, $112.5 million and $73.7 million for fiscal 2007, 2006 and 2005, respectively.

19.	OFF-BALANCE SHEET ARRANGEMENTS

The Company periodically enters into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Receivable-Related Arrangements

A subsidiary of the Company has agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank. In order to qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company formed wholly-owned, special purpose, bankruptcy-remote subsidiaries (the “Pyxis SPEs”) of its subsidiary, Cardinal Health Solutions, Inc. (“Pyxis”), and each of the Pyxis SPEs formed wholly-owned, qualified special purpose subsidiaries (the “QSPEs”) to effectuate the removal of the lease receivables from the Company’s consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the Pyxis SPEs and does not consolidate the QSPEs. Both the Pyxis SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and Pyxis. The assets of the Pyxis SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

Other Receivable-Related Arrangements

Cardinal Health Funding, LLC (“CHF”) was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to multi-seller conduits administered by third-party banks or other third-party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is separate legal entity from the Company, and the Company’s subsidiary that sells and contributes the receivables to CHF. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 and accordingly the receivables are not included in the Company’s consolidated financial statements.

At June 30, 2007 and 2006, the Company had a committed receivables sales facility program available through CHF with capacity to sell $800.0 million in receivables. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. In October 2006, the Company repurchased the aggregate $550.0 million of receivable interests under its committed receivables sales facility program. On October 31, 2006, the Company renewed the receivables sales facility program for a period of one year. During the third quarter of fiscal 2006, the Company sold and subsequently repurchased $150.0 million of receivable interests under this receivable sales facility program. The Company did not have any receivable interest sales outstanding under its receivables sales facility program at June 30, 2007 and had $550.0 million of receivable interest sales at June 30, 2006. The Company provided a security interest in its residual interest in the receivables of $265.5 million at June 30, 2006, as required under this program.

Cash Flows from all Receivable-Related Arrangements

The Company’s net cash flow increase / (decrease) related to receivable interest transfers for fiscal 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Proceeds received on transfer of receivables interests	$—	$150.0	$550.0
Cash collected in servicing of related receivable interests	1.0	2.2	3.9
Proceeds received on subordinated interests	—	—	1.9

Cash inflow to the Company	$1.0	$152.2	$555.8
Repurchase of receivable interests	(550.0)	(150.0)	—
Cash collection remitted to the bank	(99.6)	(161.2)	(224.6)
Cash collection remitted to QSPE	—	—	(1.9)

Net benefit to the Company’s Cash Flow	$(648.6)	$(159.0)	$329.3

Pyxis and CHF were required to repurchase any receivables or interests sold only if it was determined the representations and warranties with regard to the related receivables were not accurate on the date sold.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company has entered into an operating lease agreement with a third-party bank for the construction of various facilities and equipment. The lease agreement matures in June 2013. In the event of termination, the Company is required (at its election) to either repurchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse was $120.9 million at June 30, 2007. As of June 30, 2007, the amount expended to acquire and/or construct the facilities was $151.2 million. The agreement provides for maximum funding of $245.0 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn.

During fiscal 2007, the Company repurchased certain buildings, equipment and land of approximately $51.2 million which were previously under operating lease agreements. Of this total amount repurchased, approximately $44.2 million related to the PTS Business. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2007, the weighted average interest rate on the agreements approximated 6.25%. The Company’s estimated minimum annual lease payments under the agreements at June 30, 2007 were approximately $9.5 million.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2007 and 2006 (in millions, except per common share amounts). The sum of the quarters may not equal year-to-date due to rounding.

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter

Fiscal 2007
Revenue	$20,937.5	$21,784.6	$21,867.1	$22,262.8
Gross margin	1,200.5	1,299.9	1,387.5	1,357.4
Selling, general and administrative expenses	725.4	755.6	781.7	819.3
Earnings/(loss) from continuing operations	291.4	315.7	(4.9)	237.7
Earnings/(loss) from discontinued operations	(20.7)	423.6	23.9	664.5

Net earnings	$270.7	$739.3	$19.0	$902.2

Earnings/(loss) from continuing operations per Common Share:
Basic	$0.72	$0.78	$(0.01)	$0.63
Diluted	0.71	0.77	(0.01)	0.61

(1)	Amounts do not agree to those previously disclosed in the Company’s Form 10-Q for the period ended September 30, 2006 as they have been reclassified for the classification of the PTS Business to discontinued operations.

The Company did not record any significant adjustments in the fourth quarter of fiscal 2007 other than those disclosed within the Notes.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2006
Revenue	$18,852.4	$19,346.9	$20,213.2	$21,251.7
Gross margin	1,101.7	1,165.7	1,254.4	1,292.2
Selling, general and administrative expenses	713.9	697.1	701.0	770.9
Earnings from continuing operations	234.2	285.0	340.3	303.8
Earnings/(loss) from discontinued operations	(5.9)	19.0	(193.5)	17.3

Net earnings	$228.3	$304.0	$146.8	$321.1

Earnings from continuing operations per Common Share:
Basic	$0.55	$0.67	$0.81	$0.73
Diluted	0.54	0.66	0.80	0.72

The Company recorded the following significant adjustments in the fourth quarter of fiscal 2006:

(a) an adjustment of approximately $15.3 million related to the acceleration of the vesting conditions for all unvested equity awards held by the Company’s Executive Chairman of the Board. The acceleration of the equity-based compensation resulted from his second amended and restated employment agreement, dated April 17, 2006, which relinquished the service period related to his unvested equity awards;

(b) an adjustment of approximately $10.0 million related to excess inventory from a particular pharmaceutical manufacturer within the Healthcare Supply Chain Services — Pharmaceutical segment; and

(c) an adjustment of $7.3 million for the current year impact for the Company’s long-term incentive cash program for fiscal years 2006 through 2008.

As discussed in Note 3, special items were recognized in each quarter of fiscal 2007 and 2006. The following table summarizes the impact of such costs on net earnings (in millions) and diluted earnings per Common Share in the quarters in which they were recorded. The sum of the quarters may not equal year-to-date due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007
Net earnings	$(16.3)	$(12.5)	$(392.3)	$(107.8)
Diluted net earnings per Common Share	(0.04)	(0.03)	(0.96)	(0.28)
Fiscal 2006
Net earnings	$(12.7)	$(12.7)	$(9.4)	$(23.0)
Diluted net earnings per Common Share	(0.03)	(0.03)	(0.02)	(0.06)

21.	SUBSEQUENT EVENTS

On August 8, 2007, the Company announced a new $2.0 billion share repurchase program which expires on August 31, 2009.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Implementation of New Accounting Software System.  In July 2007, the Company began processing selected financial transactions for its corporate functions and the Clinical Technologies and Services segment on a newly implemented accounting software system. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. All fiscal 2007 accounting was performed on the Company’s prior systems so this change had no impact on the Company’s internal control over financial reporting for the fiscal year ended June 30, 2007.

The Company will transition selected financial processes within its other segments to the new accounting software system throughout fiscal 2008 and 2009. As a result of the transition that has already occurred in the corporate functions and at the Clinical Technologies and Services segment, and the transition that will occur at other segments, certain internal controls have changed or will change to support new financial processes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and the
Board of Directors of Cardinal Health, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Cardinal Health, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Columbus, Ohio
August 22, 2007

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the Company’s 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Policies on Business Ethics; Chief Ethics and Compliance Officer.”

Information with respect to executive officers of the Company appears in Part I of this report and is incorporated herein by reference.

Item 11:	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2007 Annual Meeting under the captions “Election of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation.” The information set forth under the subcaption “Human Resources and Compensation Committee Report” should not be deemed filed nor should it be incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2007 Annual Meeting under the captions “Proposal 4 — Adoption and Approval of the 2007 Nonemployee Directors’ Equity Incentive Plan — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2007 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence.”

Item 14:	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2007 Annual Meeting under the caption “Independent Accountants.”

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page

Schedule II — Valuation and Qualifying Accounts	130

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number		Exhibit Description

2	.1.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)*
2	.1.2	Amendment No. 1, dated as of March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)
2	.1.3	Amendment No. 2, dated as of April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to the Company’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)*
2	.1.4	Amendment No. 3, dated as of June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC
2.2		Agreement and Plan of Merger, dated as of May 11, 2007, among Cardinal Health, Inc., Eagle Merger Corp. and VIASYS Healthcare Inc. (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on May 14, 2007, File No. 1-11373)*
3.1		Cardinal Health, Inc. Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)
3.2		Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)
4.1		Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)
4	.2.1	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee, relating to Cardinal Health, Inc.’s 6.25% Notes due 2008, 6.75% Notes due 2011, 4.00% Notes due 2015, 5.85% Notes due 2017, Floating Rate Notes due 2009, 5.80% Notes due 2016, 6.00% Notes due 2017 and 5.65% Notes due 2012 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

Exhibit
Number		Exhibit Description

4	.2.2	Officers’ certificate for 6.25% Notes due 2008
4	.2.3	Officers’ certificate for 6.75% Notes due 2011
4	.2.4	Officers’ certificate for 4.00% Notes due 2015
4	.2.5	Officers’ certificate for 5.85% Notes due 2017
4	.2.6	Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)
4	.2.7	Registration Rights Agreement, dated October 3, 2006, among Cardinal Health, Inc., Banc of America Securities LLC, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)
4	.2.8	Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)
4	.2.9	Registration Rights Agreement, dated June 8, 2007, by and among Cardinal Health, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)
4.3		Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)
10	.1.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)**
10	.1.2	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)**
10	.1.3	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.1.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.1.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2007 and thereafter) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)**
10	.1.6	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.1.7	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**

Exhibit
Number		Exhibit Description

10	.1.8	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2007 and thereafter) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)**
10	.1.9	Form of Restricted Shares Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grant made to executive officer in August 2006)**
10	.1.10	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Shares and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended**
10	.2.1	Cardinal Health, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on November 16, 1995, No. 33-64337, Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-11373, Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-11373, and Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on February 22, 1999, No. 333-72727)**
10	.2.2	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)**
10	.2.3	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended**
10	.2.4	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended**
10	.2.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Equity Incentive Plan, as amended (grants made to executive officer in March and August 1998) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-11373)**
10	.2.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Equity Incentive Plan, as amended (grants made to executive officers in March 1999) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-11373)**
10	.2.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November and December 1999, November 2000 and July 2001) (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)**
10	.2.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)**
10	.2.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 2002, January 2003 and November 2003) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)**
10	.2.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)**
10	.2.11	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for California residents (grant made to executive officer in August 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)**

Exhibit
Number		Exhibit Description

10	.2.12	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made to executive officer in April 2005) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)**
10	.2.13	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)**
10	.2.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in August 2004)**
10	.2.15	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made in April 2005) (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)**
10	.2.16	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)**
10	.2.17	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option and Restricted Share Units Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended**
10	.2.18	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 1999) (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)**
10	.2.19	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2000)**
10	.2.20	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)**
10	.2.21	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)**
10	.2.22	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)**
10	.3.1	Cardinal Health, Inc. Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on May 31, 2000, No. 333-38192)**
10	.3.2	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)**
10	.3.3	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)**
10	.3.4	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2000)**

Exhibit
Number		Exhibit Description

10	.3.5	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)**
10	.3.6	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)**
10	.3.7	Form of Directors’ Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)**
10	.3.8	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November 2006 and December 2006) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)**
10	.3.9	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)**
10	.3.10	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November 2006 and December 2006) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)**
10	.4.1	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)**
10	.4.2	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended**
10	.5.1	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)**
10	.5.2	Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 22, 2005, File No. 1-11373)**
10	.5.3	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)**
10	.5.4	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-11373)**
10.6		Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006 (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)**
10	.7.1	Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)**
10	.7.2	First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive**
10.8		Cardinal Health, Inc. Long-Term Incentive Cash Program for Fiscal Years 2006-2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**

Exhibit
Number		Exhibit Description

10.9		Cardinal Health, Inc. Long-Term Incentive Cash Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)**
10.10		Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.11.1	Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)**
10	.11.2	Nonqualified Stock Option Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)**
10	.11.3	Restricted Share Units Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)**
10.12		Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and each of R. Kerry Clark and Robert D. Walter, effective May 2, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 7, 2007, File No. 1-11373)**
10	.13.1	Letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 13, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 15, 2005, File No. 1-11373)**
10	.13.2	Amendment, dated August 5, 2006, to letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 12, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.14.1	Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)**
10	.14.2	First Amendment, dated August 2, 2006, to Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)**
10	.14.3	Restricted Share Units Agreement, dated October 15, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)**
10	.14.4	Nonqualified Stock Option Agreement, dated November 19, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)**
10	.14.5	Restricted Share Units Agreement, dated November 20, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)**
10	.14.6	Restricted Share Units Agreement, dated December 31, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)**
10	.14.7	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)**
10	.14.8	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)**
10	.14.9	Deferred Payment Stock Appreciation Right Agreement, dated as of March 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 4, 2005, File No. 1-11373)**

Exhibit
Number		Exhibit Description

10	.14.10	Deferred Payment Stock Appreciation Right Agreement, dated as of August 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 5, 2005, File No. 1-11373)**
10	.14.11	Nonqualified Stock Option Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)**
10	.14.12	Restricted Share Unit Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)**
10	.14.13	Nonqualified Stock Option Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)**
10	.14.14	Restricted Share Units Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)**
10	.14.15	Form of Nonqualified Stock Option Agreement, dated August 15, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)**
10	.14.16	Form of Restricted Share Units Agreement, dated August 15, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)**
10	.15.1	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)**
10	.15.2	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)**
10	.16.1	Letter agreement, dated November 8, 2006, and Confidentiality and Business Protection Agreement, effective as of November 8, 2006, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)**
10	.16.2	Restricted Share Units Agreement, dated November 15, 2006, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)**
10	.17.1	Employment Agreement, dated and effective as of November 5, 2003, between Cardinal Health, Inc. and Ronald K. Labrum (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)**
10	.17.2	First Amendment to Employment Agreement between Cardinal Health, Inc. and Ronald K. Labrum, dated and effective as of September 15, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 21, 2005, File No. 1-11373)**
10	.17.3	Letter Agreement, dated May 29, 2006, between Cardinal Health, Inc. and Ronald Labrum (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 30, 2006, File No. 1-11373)**
10	.18.1	Employment Agreement, dated and effective as of July 26, 2004, between Cardinal Health, Inc. and J. Michael Losh (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)**
10	.18.2	Nonqualified Stock Option Agreement, dated July 27, 2004, between Cardinal Health, Inc. and J. Michael Losh (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)**

Exhibit
Number		Exhibit Description

10.19		Form of Indemnification Agreement between Cardinal Health, Inc. and individual directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)**
10.20		Form of Indemnification Agreement between Cardinal Health, Inc. and individual officers (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)**
10	.21.1	Description of outside director compensation effective February 23, 2006**
10	.21.2	Description of outside director compensation effective November 7, 2007**
10	.21.3	Description of other executive benefits**
10.22		Memorandum of Understanding, dated June 29, 2007, to settle derivative actions
10	.23.1	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)
10	.23.2	First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)
10	.23.3	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)
10	.23.4	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)
10	.23.5	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)
10	.23.6	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)
10	.23.7	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)
10	.23.8	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)
10	.23.9	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)
10	.23.10	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)
10.24		Five-year Credit Agreement, dated as of January 24, 2007, between the Company, certain lenders, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A. and Barclays Bank PLC, as Syndication Agents, Morgan Stanley Bank and Deutsche Bank Securities Inc., as Documentation Agents, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Barclays Capital, as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)

Exhibit
Number		Exhibit Description

10	.25.1	Second Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2006, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 6, 2006, File No. 1-11373)
10	.25.2	Omnibus Amendment, dated as of June 20, 2007, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory hereto as a Conduit, each entity signatory hereto as a Financial Institution, each entity signatory hereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent
10	.25.3	Second Amended and Restated Performance Guaranty, dated as of June 20, 2007, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries of Cardinal Health, Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Statement Regarding Forward-Looking Information
99.2		Final Judgment as to Defendant Cardinal Health, Inc. entered on August 2, 2007 in the United States District Court for the Southern District of New York related to settlement of the SEC investigation

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

**	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2007.

CARDINAL HEALTH, INC.

By:	/s/ R. Kerry Clark
R. Kerry Clark,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 24, 2007.

Signature	Title

/s/ R. Kerry Clark R. Kerry Clark	President and Chief Executive Officer and R. Kerry Clark Director (principal executive officer)

/s/ Jeffrey W. Henderson Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ Stuart G. Laws Stuart G. Laws	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Colleen F. Arnold Colleen F. Arnold	Director

/s/ Calvin Darden Calvin Darden	Director

/s/ George H. Conrades George H. Conrades	Director

/s/ John F. Finn John F. Finn	Director

/s/ Philip L. Francis Philip L. Francis	Director

/s/ Robert L. Gerbig Robert L. Gerbig	Director

/s/ Gregory B. Kenny Gregory B. Kenny	Director

/s/ J. Michael Losh J. Michael Losh	Director

/s/ John B. McCoy John B. McCoy	Director

/s/ Richard C. Notebaert Richard C. Notebaert	Director

/s/ Michael D. O’ Halleran Michael D. O’ Halleran	Director

/s/ David W. Raisbeck David W. Raisbeck	Director

/s/ Jean G. Spaulding Jean G. Spaulding	Director

Signature	Title

/s/ Matthew D. Walter Matthew D. Walter	Director

/s/ Robert D. Walter Robert D. Walter	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts(1)(2)	Deductions(3)	of Period
	(In millions)

Fiscal Year 2007:
Accounts receivable	$104.7	$23.8	$6.9	$(16.6)	$118.8
Finance notes receivable	15.1	1.0	—	(11.8)	4.3
Net investment in sales-type leases	6.6	(0.8)	—	—	5.8

	$126.4	$24.0	$6.9	$(28.4)	$128.9

Fiscal Year 2006:
Accounts receivable	$97.6	$17.5	$8.3	$(18.7)	$104.7
Finance notes receivable	4.5	11.0	0.1	(0.5)	15.1
Net investment in sales-type leases	13.9	(3.9)	—	(3.4)	6.6

	$116.0	$24.6	$8.4	$(22.6)	$126.4

Fiscal Year 2005:
Accounts receivable	$103.8	$7.7	$4.3	$(18.2)	$97.6
Finance notes receivable	4.2	2.0	0.8	(2.5)	4.5
Net investment in sales-type leases	15.7	(2.0)	0.7	(0.5)	13.9

	$123.7	$7.7	$5.8	$(21.2)	$116.0

(1)	During fiscal 2007, 2006 and 2005 recoveries of amounts provided for or written off in prior years were $0.8 million, $2.5 million and $3.5 million, respectively.

(2)	In fiscal 2007, 2006 and 2005, $6.1 million, $11.9 million and $0.2 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.

(3)	Write-off of uncollectible accounts.