Form 10-Q
period 2007-09-30
CARDINAL HEALTH INC
filed 2007-11-07
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on October 31, 2007 was as follows:

Common Shares, without par value:  361,563,083

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION— Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended September 30,
	2007	2006
Revenue	$21,973.4	$20,937.5
Cost of products sold	20,631.2	19,737.0

Gross margin	$1,342.2	$1,200.5
Selling, general and administrative expenses	830.1	725.5
Impairment charges and other	(0.2)	1.7
Special items – restructuring charges	14.8	11.8
– acquisition integration charges	5.4	1.9
– litigation and other	2.3	8.4

Operating earnings	$489.8	$451.2
Interest expense and other	42.9	37.8

Earnings before income taxes and discontinued operations	$446.9	$413.4
Provision for income taxes	143.7	122.0

Earnings from continuing operations	$303.2	$291.4
Loss from discontinued operations (net of tax (expense) / benefits of ($2.0) and $19.8 for the three months ended September 30, 2007 and 2006, respectively)	(1.4)	(20.7)

Net earnings	$301.8	$270.7

Basic earnings/(loss) per Common Share:
Continuing operations	$0.83	$0.72
Discontinued operations	—	(0.05)

Net basic earnings per Common Share	$0.83	$0.67

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.82	$0.71
Discontinued operations	—	(0.05)

Net diluted earnings per Common Share	$0.82	$0.66

Weighted average number of Common Shares outstanding:
Basic	363.0	404.5
Diluted	370.2	413.0
Cash dividends declared per Common Share	$0.12	$0.09

See accompanying notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and equivalents	$1,289.6	$1,308.8
Short-term investments available for sale	—	132.0
Trade receivables, net	4,904.7	4,714.4
Current portion of net investment in sales-type leases	369.1	354.8
Inventories	7,150.8	7,383.2
Prepaid expenses and other	619.0	651.3

Total current assets	14,333.2	14,544.5

Property and equipment, at cost	3,641.4	3,537.2
Accumulated depreciation and amortization	(1,958.3)	(1,890.2)

Property and equipment, net	1,683.1	1,647.0
Other assets:
Net investment in sales-type leases, less current portion	830.5	820.7
Goodwill and other intangibles, net	5,822.8	5,860.9
Other	328.5	280.7

Total assets	$22,998.1	$23,153.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$386.8	$16.0
Accounts payable	9,099.0	9,162.2
Other accrued liabilities	1,623.0	2,247.3
Liabilities from businesses held for sale and discontinued operations	5.2	34.2

Total current liabilities	11,114.0	11,459.7

Long-term obligations, less current portion and other short-term borrowings	3,347.5	3,457.3
Deferred income taxes and other liabilities	1,468.4	859.9
Shareholders’ equity:
Preferred Shares, without par value; Authorized – 0.5 million shares, Issued—none	—	—
Common Shares, without par value; Authorized – 755.0 million shares, Issued – 492.5 million shares and 493.0 million shares, respectively, at September 30, 2007 and June 30, 2007	3,957.7	3,931.3
Retained earnings	11,658.6	11,539.9
Common Shares in treasury, at cost, 130.0 million shares and 124.9 million shares, respectively, at September 30, 2007 and June 30, 2007	(8,694.2)	(8,215.3)
Accumulated other comprehensive income	146.1	121.0

Total shareholders’ equity	7,068.2	7,376.9

Total liabilities and shareholders’ equity	$22,998.1	$23,153.8

See accompanying notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$301.8	$270.7
Loss from discontinued operations	1.4	20.7

Earnings from continuing operations	303.2	291.4
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	94.9	78.4
Asset impairments	(0.2)	1.7
Equity compensation	26.1	37.4
Provision for bad debts	5.0	5.4
Change in operating assets and liabilities, net of effects from acquisitions:
(Increase) / decrease in trade receivables	(191.9)	107.0
Decrease in inventories	232.5	119.8
Increase in net investment in sales-type leases	(24.1)	(20.9)
Decrease in accounts payable	(63.2)	(131.5)
Other accrued liabilities and operating items, net	56.9	181.9

Net cash provided by operating activities – continuing operations	439.2	670.6
Net cash (used in) / provided by operating activities – discontinued operations	(30.4)	16.1

Net cash provided by operating activities	408.8	686.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(88.1)	(64.5)
Proceeds from sale of property and equipment	2.5	3.6
Additions to property and equipment	(91.5)	(68.7)
Sale of investment securities available for sale, net	131.9	41.9

Net cash used in investing activities – continuing operations	(45.2)	(87.7)
Net cash provided by investing activities – discontinued operations	—	3.6

Net cash used in investing activities	(45.2)	(84.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	232.0	105.4
Reduction of long-term obligations	(13.0)	(27.8)
Proceeds from long-term obligations, net of issuance costs	0.1	1.7
Proceeds from issuance of Common Shares	105.5	57.3
Tax benefits from exercises of stock options	11.6	12.5
Dividends on Common Shares	(44.3)	(37.0)
Purchase of treasury shares	(674.7)	(445.3)

Net cash used in financing activities – continuing operations	(382.8)	(333.2)
Net cash used in financing activities – discontinued operations	—	(12.5)

Net cash used in financing activities	(382.8)	(345.7)

NET (DECREASE) / INCREASE IN CASH AND EQUIVALENTS	(19.2)	256.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,308.8	1,187.3

CASH AND EQUIVALENTS AT END OF PERIOD	$1,289.6	$1,444.2

See accompanying notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

During the second quarter of fiscal 2007, the Company committed to plans to sell its Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”). The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007. Also during the second quarter fiscal 2007, the Company changed the classification of certain immaterial implementation costs associated with the sale of medical and supply storage devices in the Clinical Technologies and Services segment from selling, general and administrative expenses to cost of products sold. Prior period financial results were reclassified to conform to these changes in presentation.

Effective the first quarter of fiscal 2008, the Medical Products Manufacturing segment was renamed Medical Products and Technologies. The name change was made in connection with the acquisition of Viasys Healthcare Inc. (“Viasys”) which was completed during the fourth quarter of fiscal 2007. There were no other changes to the Company’s reportable segments.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by United States generally accepted accounting principles (“GAAP”) for interim reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2008 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Form 10-K”). Without limiting the generality of the foregoing, Note 1 of the “Notes to Consolidated Financial Statements” from the 2007 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Recent Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this Statement in fiscal 2008 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. Refer to Note 5 for additional information regarding the Company’s adoption of FIN No. 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of this standard, as required, prospectively in the fourth quarter of fiscal 2007. There was no material impact on the Company’s financial position or results of operations upon adoption of those provisions. Likewise, the Company does not expect adoption of the measurement date provision to have a material impact in fiscal 2009 on the Company’s financial position or results of operations.

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

2. SPECIAL ITEMS

Special Items Policy

The Company classifies restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this Statement, a liability for restructuring charges is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recognized as special items as incurred.

Amounts attributable to significant lawsuits that are infrequent, non-recurring or unusual in nature are recognized as “litigation and other” in special items. The Company also classified legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and the related Audit Committee internal review and related matters as special items. For further information regarding these investigations and their results see the 2007 Form 10-K.

Special Items

The following is a summary of the special items for the three months ended September 30, 2007 and 2006 (in millions, except for Diluted EPS amounts):

	2007	2006
Restructuring charges	$14.8	$11.8
Acquisition integration charges	5.4	1.9
Litigation settlements, net	0.8	7.2
Other	1.5	1.2

Total special items	$22.5	$22.1
Tax effect of special items (1)	(7.7)	(5.8)

Net earnings effect of special items	$14.8	$16.3

Net decrease in Diluted EPS	$0.04	$0.04

(1)	The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

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

The first phase of the program, announced in December 2004, focused on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focused on longer-term integration activities that enhance service to customers through improved integration across the Company’s segments and continued streamlining of internal operations. The third phase of the program, announced in April 2007, focuses on moving the headquarters of the Company’s Healthcare Supply Chain Services — Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

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

The following table segregates the Company’s restructuring charges into the various reportable segments affected by the restructuring projects for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Healthcare Supply Chain Services—Pharmaceutical
Employee-related costs (1)	$2.0	$0.1
Facility exit and other costs (2)	—	0.1

Total Healthcare Supply Chain Services—Pharmaceutical	2.0	0.2
Healthcare Supply Chain Services – Medical
Employee-related costs (1)	0.3	1.1
Facility exit and other costs (2)	—	—

Total Healthcare Supply Chain Services – Medical	0.3	1.1
Clinical Technologies and Services
Employee-related costs (1)	—	0.1
Facility exit and other costs (2)	0.1	0.2

Total Clinical Technologies and Services	0.1	0.3
Medical Products and Technologies
Employee-related costs (1)	1.3	0.2
Facility exit and other costs (2)	(0.7)	0.2

Total Medical Products and Technologies	0.6	0.4
Other
Employee-related costs (1)	10.0	4.3
Facility exit and other costs (2)	1.8	5.5

Total Other	11.8	9.8

Total restructuring charges	$14.8	$11.8

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services — Pharmaceutical segment during the three months ended September 30, 2007 of $2.0 million primarily related to planned headcount reductions within existing operations and the realignment of business operations. The costs incurred during the three months ended September 30, 2006 of $0.2 million primarily related to the closing of distribution centers.

The costs incurred within the Healthcare Supply Chain Services — Medical segment during the three months ended September 30, 2007 of $0.3 million primarily related to the closure of a distribution center. The costs incurred within this segment during the three months ended September 30, 2006 of $1.1 million primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors.

The costs incurred within the Clinical Technologies and Services segment during the three months ended September 30, 2007 and 2006 of $0.1 million and $0.3 million, respectively, primarily related to the closure of a facility.

The costs incurred within the Medical Products and Technologies segment during the three months ended September 30, 2007 of $0.6 million primarily related to the closure of a facility and planned headcount reductions within existing operations. The costs incurred within this segment during the three months ended September 30, 2006 of $0.4 million primarily related to projects aimed at improvements in manufacturing cost and efficiency through consolidation of facilities and outsourcing of production from higher cost platforms to lower cost platforms.

The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2007 of $11.8 million primarily related to the relocation of the Healthcare Supply Chain Services – Medical headquarters to the Company’s corporate headquarters which impacts both the segment and corporate functions. The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2006 of $9.8 million primarily related to restructuring certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of September 30, 2007:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services – Medical	2008	133	28
Medical Products and Technologies	2010	1,009	963
Other (2)	2009	883	323

Total restructuring programs		2,025	1,314

(1)	Represents projects that have been initiated as of September 30, 2007.

(2)	Other headcount reduction includes, among other restructuring projects, employees displaced as a result of the Healthcare Supply Chain – Medical headquarters move to the Company’s corporate headquarters. Most of this reduction will be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three months ended September 30, 2007 were primarily a result of the Viasys acquisition and the costs incurred during the three months ended September 30, 2006 were primarily a result of the ALARIS Medical Systems, Inc. (“Alaris”) and Syncor International Corporation (“Syncor”) acquisitions. During the periods noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Acquisition integration charges:
Employee-related costs	$0.8	$—
Asset impairments and other exit costs	—	1.2
Other integration costs	4.6	0.7

Total acquisition integration charges	$5.4	$1.9

Employee-Related Costs. During the three months ended September 30, 2007 the Company incurred employee-related costs associated with integrating acquired companies of $0.8 million. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the acquisitions.

Asset Impairments and Other Exit Costs. During the three months ended September 30, 2006 the Company incurred asset impairment and other exit costs of $1.2 million. These costs were primarily a result of facility integration plans for the Alaris acquisition.

Other Integration Costs. During the three months ended September 30, 2007 and 2006 the Company incurred integration costs and other of $4.6 million and $0.7 million, respectively. The costs included in this category generally relate to expenses incurred to integrate acquired companies’ operations and systems into the Company’s existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other. The costs for the three months ended September 30, 2007 primarily relate to the acquisition of Viasys.

Litigation

The following table summarizes the Company’s net litigation settlements during the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Litigation settlements, net:
DuPont litigation	—	11.5
Pharmaceutical manufacturer antitrust litigation	(0.2)	(7.3)
New York Attorney General investigation	—	3.0
Other	1.0	—

Total litigation settlements, net	$0.8	$7.2

DuPont Litigation. During the three months ended September 30, 2006, the Company recognized charges of $11.5 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company. Payment was made during the fourth quarter of fiscal 2007.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million and $7.3 million during the three months ended September 30, 2007 and 2006, respectively, resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through September 30, 2007 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

New York Attorney General Investigation. The Company incurred charges of $3.0 million during the three months ended September 30, 2006 with respect to the previously-reported investigation by the New York Attorney General’s Office. During fiscal 2007, the Company entered into a civil settlement that resolved this investigation and made payments totaling $11.0 million as part of the settlement. For further information regarding this matter, see the Form 10-Q for the quarter ended December 31, 2006.

Other Litigation. The Company recorded a reserve of $1.0 million during the three months ended September 30, 2007 with respect to certain litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment. There can be no assurance that the Company’s effort to resolve this claim will be successful or that the amount reserved will be sufficient and the Company cannot predict the timing or the final terms of any settlement.

Other

During the three months ended September 30, 2007and 2006, the Company incurred costs within other special items totaling $1.5 million and $1.2 million, respectively. These costs primarily relate to estimated settlement costs, legal fees and document preservation and production costs incurred in connection with the SEC investigation and the Audit Committee internal review and related matters. For further information regarding this matter, see Note 6 and the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the three months ended September 30, 2007 (in millions):

2007
Special Items Accrual Rollforward:
Balance at June 30, 2007	$31.8
Additions (1)	22.7
Payments	(11.9)

Balance at September 30, 2007	$42.6

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with generally accepted accounting principles. These amounts do not include gross litigation settlement income recorded during the three months ended September 30, 2007 of $0.2 million.

Future Spend

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $66.1 million (approximately $42.0 million net of tax). These estimated costs are primarily associated with the relocation of the Healthcare Supply Chain Services — Medical segment’s headquarters to the Company’s corporate headquarters and the integration of Viasys, which was acquired in the fourth quarter of fiscal 2007. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts are estimates and will be expensed as special items when incurred. Actual amounts may differ from these estimated amounts.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business. The net assets held for sale of the PTS Business are included within the Corporate segment. The Company incurred minor amounts of activity during the three months ended September 30, 2007 as a result of finalizing certain assumptions made at the time of the sale.

The results of the PTS Business included in discontinued operations are summarized as follows for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Revenue	$—	$419.3
Operating income before taxes	0.6	2.6
Income tax benefit/(expense)	(2.0)	6.3
Earnings/(loss) from discontinued operations	(1.4)	8.9
Comprehensive income/(loss) from discontinued operations	(1.4)	17.5

The net periodic benefit cost included in discontinued operations for the PTS Business was $1.9 million for the three months ended September 30, 2006.

Interest expense allocated to discontinued operations for the PTS Business was $8.5 million for the three months ended September 30, 2006. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business have been reclassified to the remaining four segments.

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were current liabilities of $5.2 million and $34.2 million as of September 30, 2007 and June 30, 2007, respectively.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its healthcare marketing services business (“HMS Disposal Group”) and its United Kingdom-based Intercare pharmaceuticals distribution business (“IPD”), thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the healthcare marketing services business remains within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the business’ net carrying value.

An impairment charge of $24.9 million was recorded in the first quarter of fiscal 2007 within discontinued operations for the HMS Disposal Group. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group.

In the first quarter of fiscal 2007, the Company completed the sale of IPD, resulting in a $10.4 million loss on sale which was recorded in discontinued operations.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico (“Humacao”) as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an impairment charge to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13.

The combined results of the HMS Disposal Group, IPD and Humacao included in discontinued operations are summarized as follows for the three months ended September 30, 2006 (in millions):

2006
Revenue	$114.3
Impairment/ loss on sale	(35.3)
Loss before income taxes	(43.1)
Income tax benefit	13.5
Loss from discontinued operations	(29.6)

Interest expense allocated to the HMS Disposal Group, IPD and Humacao discontinued operations was $0.7 million for the three months ended September 30, 2006. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the three months ended September 30, 2007 (in millions):

	Healthcare Supply Chain Services - Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Medical Products and Technologies	Total
Balance at June 30, 2007	$1,223.3	$382.0	$1,806.7	$1,454.1	$4,866.1
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	2.6	3.0	(5.8)	(21.3)	(21.5)

Balance at September 30, 2007	$1,225.9	$385.0	$1,800.9	$1,432.8	$4,844.6

(1)	The increases within the Healthcare Supply Chain Services – Pharmaceutical and the Healthcare Supply Chain Services – Medical segments primarily relate to currency translation adjustments.

(2)	The decrease within the Clinical Technologies and Services segment primarily relates to a FIN No. 48 adjustment of approximately $5.7 million related to the Alaris acquisition.

(3)	The decrease within the Medical Products and Technologies segment primarily relates to purchase accounting adjustments related to the Viasys acquisition of $27.3 million partially offset by currency translation adjustments.

The allocations of the purchase price related to the Viasys acquisition and certain other minor acquisitions are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible assets with definite lives are being amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class was as follows as of June 30 and September 30, 2007 (in millions):

	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.7	$0.4	$196.3

Total unamortized intangibles	$196.7	$0.4	$196.3
Amortized intangibles:
Trademarks and patents	$438.4	$57.4	$381.0
Non-compete agreements	10.0	3.4	6.6
Customer relationships	434.2	91.7	342.5
Other	127.0	58.6	68.4

Total amortized intangibles	$1,009.6	$211.1	$798.5

Total intangibles	$1,206.3	$211.5	$994.8

September 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.9	$0.4	$196.5

Total unamortized intangibles	$196.9	$0.4	$196.5
Amortized intangibles:
Trademarks and patents	$438.6	$65.7	$372.9
Non-compete agreements	6.0	3.5	2.5
Customer relationships	439.0	104.6	334.4
Other	109.0	37.1	71.9

Total amortized intangibles	$992.6	$210.9	$781.7

Total intangibles	$1,189.5	$211.3	$978.2

There were no significant acquisitions of other intangible assets during the period presented. Amortization expense during the three months ended September 30, 2007 and 2006 was $23.2 million and $14.3 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be (in millions):

	2008	2009	2010	2011	2012
Amortization expense	$96.4	$89.1	$86.1	$85.0	$80.5

5. INCOME TAXES

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

As of July 1, 2007, the Company had $596.6 million of unrecognized tax benefits. Included in the total amount of $596.6 million is $386.5 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and tax positions related to acquired companies. Recognition of these tax benefits would not affect the Company’s effective tax rate. The entire $596.6 million of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheet.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, the Company had $148.9 million accrued for the payment of interest and penalties, which is a gross amount before any tax benefits. The entire $148.9 million of accrued interest and penalties is included in deferred income taxes and other liabilities in the condensed consolidated balance sheet.

During the three-month period ended September 30, 2007, there were no material changes to the liability for unrecognized tax benefits or to the amount of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) currently has ongoing audits of open fiscal years from 2001 through 2005 and has completed the examination phase of the 2001 through 2002 fiscal years. Although it is not possible to predict the timing of the conclusion of ongoing audits with accuracy, the Company anticipates that the examination phase of the 2003 through 2005 IRS audit could be completed within the next 12 months. If this were to occur, it is reasonably possible that there could be a change in the amount of unrecognized tax benefits. However, based on the current status of all ongoing audits, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded unrecognized tax benefits.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 32.2% for the three months ended September 30, 2007, as compared to 29.5% for the three months ended September 30, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items and other discrete items, which may have unique tax consequences depending on the nature of the item. During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $9.9 million adjustment to the tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002.

6. CONTINGENT LIABILITIES

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

On March 27, 2006, the Court granted a motion to dismiss with respect to the Company’s external auditors and a former officer and denied the motion to dismiss with respect to the Company and all but one individual defendant. On December 12, 2006, the parties stipulated that the case could proceed as a class action with a class comprised of all persons other than Company officers or directors who purchased or otherwise acquired the Company’s stock during the class period.

The Company entered into a memorandum of understanding effective on May 24, 2007 to settle the Cardinal Health federal securities litigation. Under the memorandum of understanding, the Cardinal Health federal securities litigation would be terminated for a payment of $600 million, with the proceeds, less attorneys’ fees, to be allocated among class members. The Company established a reserve of $600 million for the quarter ended March 31, 2007 and transferred the $600 million into an escrow account on May 25, 2007. The Company entered into a stipulation of settlement with counsel for the plaintiffs, which was filed with the Court on July 27, 2007. The terms of the stipulation would dismiss all claims asserted in the Cardinal Health federal securities litigation against the defendants. On July 31, 2007, the Court entered an order preliminarily approving the settlement and providing for notice to class members. On October 19, 2007, the Court conducted a final fairness hearing as to the settlement. The Court is expected to enter a final order in the near future. The defendants in the Cardinal Health federal securities litigation continue to deny the violations of law alleged in the litigation, and the settlement reached was solely to eliminate the uncertainties, burden and expense of further protracted litigation.

ERISA Litigation against Cardinal Health

Beginning in July 2004, multiple purported class action complaints were filed against the Company and certain of its officers, directors and employees by purported participants in the Cardinal Health Profit Sharing, Retirement and Savings Plan (now known as the Cardinal Health 401(k) Savings Plan, or the “Plan”). All of these actions were filed in the United States District Court for the Southern District of Ohio, where, on December 15, 2004, they were consolidated into a single proceeding referred to as In re Cardinal Health, Inc. ERISA Litigation (the “Cardinal Health ERISA litigation”). On January 14, 2005, the Court appointed lead counsel and liaison counsel for the Cardinal Health ERISA litigation. On April 29, 2005, the lead plaintiffs filed a consolidated amended ERISA complaint naming the Company, certain current and former directors, officers and employees, the Company’s Employee Benefits Policy Committee and Putnam Fiduciary Trust Company as defendants.

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

In May 2007, the Company reached an understanding with the counsel for the plaintiffs regarding a proposed settlement of the Cardinal Health ERISA litigation under which the litigation would be terminated for a payment by the Company of $40 million. As a result, the Company recorded a reserve of $40 million for the quarter ended June 30, 2007. On June 21, 2007, the Company entered into a class action settlement agreement with counsel for the plaintiffs. The settlement agreement provided that the Cardinal Health ERISA litigation would be terminated for a payment by the Company to the Plan of $40 million, with the net proceeds of the settlement to be apportioned to the Plan accounts of participants who bought or held Company shares in their Plan accounts between October 24, 2000 and July 2, 2004.

The Court granted preliminary approval of the settlement on June 28, 2007 and the Company transferred the $40.0 million into an escrow account on June 29, 2007. On October 18, 2007, the Court conducted a final fairness hearing as to the settlement. On October 24, 2007, the Court entered a final order approving the settlement and dismissing all claims asserted in the Cardinal Health ERISA litigation against the defendants. The defendants in the Cardinal Health ERISA litigation continue to deny the violations of law alleged in the litigation, and the settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter et al., No. 02-CV-11-639. On or about March 21, 2003, after the defendants filed a motion to dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of advancing legal expenses on behalf of Monty Fu, the former Chairman of Syncor. The defendants filed a motion to dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a motion to dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint that included significant overlap with the substantive allegations contained in the consolidated amended complaint filed in the Cardinal Health federal securities litigation. The complaint seeks money damages and equitable relief against the defendant directors and an award of attorney’s fees.

Since July 1, 2004, three complaints have been filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley v. David Bing et al., No. 04 CV A07-7167, Sam Weitschner v. Dave Bing et al., No. 04 CV C08-8970, and Green Meadow Partners, LLP v. David Bing et al., No. 04 CV H09-9891. The Cardinal Health Franklin County derivative actions allege, among other things, that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions seek money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that included significant overlap with the substantive allegations contained in the consolidated amended complaint filed in the Cardinal Health federal securities litigation and the Weed complaint discussed below.

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

The memorandum of understanding further provides that the Company and its board of directors will adopt a corporate governance enhancement requiring the audit committee of the board to meet in executive session with the Company’s Chief Financial Officer and Chief Legal Officer no less than annually. Also under the memorandum of understanding, each plaintiff in the Derivative Actions and the Company will grant each of the individual defendants and employees, agents and representatives of the Company a comprehensive release and covenant not to sue, as broad as permissible under the law, that with certain narrow exceptions will cover all claims by or on behalf of the Company that are or could have been asserted in the Derivative Actions that arise out of or in connection with or are related to any of the acts, matters or transactions referred to in the Derivative Actions.

In connection with the settlement and in order to consolidate the Cardinal Health Franklin County derivative actions with the other Derivative Actions, on July 18, 2007, plaintiffs in the Cardinal Health Franklin County derivative actions filed a joint complaint in the Court of Common Pleas of Delaware County, Ohio that was substantively identical to the consolidated amended complaint plaintiffs had previously filed in the Court of Common Pleas of Franklin County, Ohio. Donald Bosley, et al. v. David Bing et al., No. 07-CVH-07-852. On August 24, 2007, the Cardinal Health Franklin County derivative actions complaint in Franklin County was dismissed.

In connection with the settlement and in order to consolidate the Weed derivative action with the other Derivative Actions, on August 1, 2007, the plaintiff in this action filed a complaint in the Court of Common Pleas for Delaware County, Ohio that was substantively identical to the complaint plaintiff had previously filed in the Court of Common Pleas of Franklin County, Ohio. Barry E. Weed v. John F. Havens, et al., No. 07-CVG-08-0897. On August 27, 2007, the Weed complaint in Franklin County was dismissed.

On August 22, 2007, the Court of Common Pleas for Delaware County consolidated the Cardinal Health Franklin County derivative actions and the Weed derivative action filed in that Court with the Staehr derivative action.

On October 8, 2007, a stipulation of settlement incorporating the terms of the settlement discussed above was filed with the Court, and the Court entered an order preliminarily approving the settlement. The settlement is subject to completion of certain conditions, including notice to shareholders, approval by all necessary courts and formal, final dismissal of all the Derivative Actions. At this time, there can be no assurance that those conditions will be met or that the settlement will receive final court approval. The individual defendants in the Derivative Actions continue to deny the violations of law alleged in those actions, and the settlement will acknowledge that the individual defendants are entering into the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

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

The Company has entered into settlement agreements with Federal and three other insurance companies. Under these agreements, the four insurance companies have agreed to pay an aggregate amount of $94 million, which would be available as appropriate for the benefit of the Company and the individuals who are defendants in the Cardinal Health federal securities litigation and the Derivative Actions. From the $94 million, $70 million will be used in connection with settling the Derivative Actions. In addition, approximately $4 million of the proceeds was paid to the Company during the fiscal year ended June 30, 2007 to defray previously incurred legal expenses. The Company will not receive or record the remaining $20 million of insurance proceeds unless and until definitive settlement agreements have been finalized and executed and allocation of such proceeds among the defendants has been determined. The Company believes that it has additional insurance coverage available from two other carriers to partially satisfy its defense costs and liabilities in these matters, but any such additional coverage is likely to be immaterial in amount.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purport to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The litigation alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Ninth Circuit entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. Syncor filed a petition for rehearing on June 26, 2007, which on October 9, 2007 was denied. On October 23, 2007, Syncor filed a petition for rehearing en banc, which on October 30, 2007 was denied.

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

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. The Court has ordered ICU to pay Alaris approximately $5.0 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. However, the Company currently does not believe that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

SEC Investigation and U.S. Attorney Inquiry

The Company previously disclosed investigations by the SEC and the U.S. Attorney’s Office for the Southern District of New York, and related Audit Committee and Board committee inquiries. For further information regarding these investigations and inquiries and their results, see the 2007 Form 10-K.

On July 26, 2007, the Company announced a settlement with the SEC that concludes, with respect to the Company, the SEC investigation. In connection with the settlement, the SEC filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to the Company’s financial reporting and disclosures. The Company agreed, without admitting or denying the allegations of the complaint, to consent to entry of a final judgment to be entered by the Court. The final judgment, which was entered by the Court on August 2, 2007, among other things, enjoined the Company from future violations of the federal securities laws and required the Company to pay a civil penalty of $35 million and retain an independent consultant to review certain company policies and procedures. The Company has paid the civil penalty and retained the independent consultant. The Company had reserved $35 million relating to the settlement of this matter in the quarters ended June 30, 2005 and December 31, 2005. In November 2007, the independent consultant submitted its report to the Company and the SEC staff.

In July 2007, the Company was informed by the U.S. Attorney’s Office that its investigation had been closed.

In January 2007, the Company learned that its Executive Chairman of the Board, as well as four former officers and employees, received “Wells” notices from the staff of the SEC. Under SEC procedures, a Wells notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC commence a civil or administrative action against the recipient of the notice. The recipient of a Wells notice has the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any civil action should be brought by the SEC. The Company’s settlement with the SEC does not resolve this ongoing investigation relating to individuals, and the Company is continuing to cooperate with the SEC. The outcome of the continuing SEC investigation and any related legal and administrative proceedings could include the institution of administrative or civil injunctive proceedings involving current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions upon such persons.

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

There have been approximately 140,000 Alaris SE pumps distributed worldwide during the past 12 years and the product line currently represents less than 1% of annual revenue for the Clinical Technologies and Services segment. The Company recorded a $13.5 million charge related to this matter during the first quarter of fiscal 2007. The Company is complying with the terms of the Consent Decree and does not believe that such compliance will materially affect its results of operations or financial condition.

State Attorneys General Investigation related to Repackaged Pharmaceuticals

In October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena stated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program relating to repackaged pharmaceuticals. The Company received a letter in May 2007 that was sent jointly from the Illinois and New York Attorney General’s Offices on behalf of a National Association of Medicaid Fraud Control Units team. The letter alleges that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and alleges that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. The letter requests the Company to change these business practices, asks for additional information and asserts potential theories for damages. The Company is providing requested information to the state attorney general offices and is participating in ongoing communications with these offices regarding this matter, including whether changes to business practices are required. The Company cannot currently predict the outcome of this investigation or its ultimate impact on the Company’s business and cannot estimate the amount of loss or range of possible loss.

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

Also from time to time, the Company may determine that products manufactured or marketed by the Company may not meet company specifications, published standards, or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. The Company has recalled, and/or conducted field alerts relating to, certain of its products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. The Company does not believe that these activities (other than those specifically disclosed in this report) have had or will have a material adverse effect on its business or results of operations.

7. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2007, the maximum amount the Company could be required to reimburse was $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.8 million recorded as of September 30, 2007 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At September 30 and June 30, 2007, notes in the program subject to the guaranty of the Company totaled $38.3 million and $36.7 million, respectively. At September 30 and June 30, 2007, accruals for premiums received in advance of the bank’s collection of notes were $1.0 million and $0.8 million, respectively.

8. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2007 and 2006 (in millions):

	For the Three Months Ended September 30,
	2007	2006
Weighted-average Common Shares – basic	363.0	404.5
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	7.2	8.5

Weighted-average Common Shares – diluted	370.2	413.0

The potentially dilutive employee stock options that were antidilutive for the three months ended September 30, 2007 and 2006 were 14.5 million and 16.9 million, respectively.

Shareholders’ Equity

During the three months ended September 30, 2007, the Company repurchased approximately $342.0 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At September 30, 2007, approximately $406.0 million remained from the $4.5 billion repurchase authorization.

During the three months ended September 30, 2007, the Company repurchased approximately $250.0 million of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009.

9. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Net earnings	$301.8	$270.7
Foreign currency translation adjustment	32.6	26.7
Net unrealized loss on derivative instruments	(7.5)	(1.3)
Net change in minimum pension liability	—	1.3

Total comprehensive income	$326.9	$297.4

10. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis and are comprised of four reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; and Medical Products and Technologies.

The Healthcare Supply Chain Services — Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care and hospital pharmacies. This segment also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as alternate care customers. This segment also operates centralized nuclear pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. This segment also operates a specialty pharmacy, and it franchises and operates apothecary-style retail pharmacies.

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

The Medical Products and Technologies segment develops, manufactures and sources medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers.

The following table includes revenue for each business segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Revenue:
Healthcare Supply Chain Services—Pharmaceutical	$19,220.8	$18,532.8
Healthcare Supply Chain Services—Medical	1,920.7	1,806.1
Clinical Technologies and Services	648.9	594.5
Medical Products and Technologies	623.3	423.6

Total segment revenue	22,413.7	21,357.0
Corporate (1)	(440.3)	(419.5)

Consolidated revenue	$21,973.4	$20,937.5

(1)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based on segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses. Segment selling, general and administrative (“SG&A”) expenses include allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to the segments (see below for an explanation of investment spending). See Note 2 for further discussion of the Company’s special items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Segment profit:
Healthcare Supply Chain Services – Pharmaceutical	$305.4	$288.7
Healthcare Supply Chain Services – Medical	57.5	64.1
Clinical Technologies and Services	98.3	51.5
Medical Products and Technologies	56.9	46.0

Total segment profit	518.1	450.3
Corporate (1)	(28.3)	0.9

Consolidated operating earnings	$489.8	$451.2

(1)	For the three months ended September 30, 2007 and 2006, Corporate includes special items, impairment charges and other and certain other Corporate investment spending described below:

•

Special items — Corporate includes special items of $22.5 million and $22.1 million for the three months ended September 30, 2007 and 2006, respectively (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairment charges and other —Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at the Corporate segment. Impairment charges and other were $(0.2) million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for the three months ended September 30, 2007 and 2006 was $5.1 million and $1.9 million, respectively.

11. EMPLOYEE EQUITY PLANS

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Prior to fiscal 2006, employee options granted under the Plans generally vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. For fiscal 2007 and 2006, employee options granted under the Plans generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Beginning with fiscal 2008, employee options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant.

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service periods. Restricted shares and share units granted under the Plans generally vest in equal annual installments over three years. In accordance with SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”, the Company classifies equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended September 30, 2007 and 2006 (in millions, except per share amounts):

	2007		2006
	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings: (1) (2) (3).	$489.8	$(26.1)	$451.2	$(37.4)
Earnings from continuing operations:	$303.2	$(17.0)	$291.4	$(23.6)
Net earnings:	$301.8	$(17.0)	$270.7	$(29.4)

Net basic earnings per Common Share:	$0.83	$(0.05)	$0.67	$(0.07)
Net diluted earnings per Common Share:	$0.82	$(0.05)	$0.66	$(0.07)

(1)	The total equity-based compensation expense for the three months ended September 30, 2007 and 2006 includes gross stock appreciation rights (“SARs”) income of approximately $3.9 million and $0.2 million, respectively. The SARs fair value has been and will continue to be remeasured until they are settled. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. In the fourth quarter of fiscal 2007, 0.6 million of the 1.0 million SARs outstanding were exercised. Based upon the terms of the SAR agreement, the benefit will be deferred until six months following the termination of employment and will be credited with interest at the Prime Rate from the date of exercise until the payment date.

(2)	The total equity-based compensation expense for the three months ended September 30, 2007 and 2006 also includes gross restricted share and restricted share unit expense of approximately $10.9 million and $7.7 million, respectively, gross employee option expense of approximately $16.9 million and $28.4 million, respectively, and gross employee stock purchase plan expense of approximately $2.2 million and $1.5 million, respectively.

(3)	Equity-based compensation charged to discontinued operations was approximately $5.8 million, net of tax benefits of $3.0 million for the three months ended September 30, 2006.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2007 through September 30, 2007 (in millions, except per share amounts):

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2007	35.9	$56.91
Granted	2.8	67.15
Exercised	(1.8)	49.07
Canceled	(0.2)	59.98

Balance at September 30, 2007	36.7	$58.05

Exercisable at September 30, 2007	28.5	$56.03

The weighted average fair value of stock options granted during the three months ended September 30, 2007 is $17.94.

12. SUBSEQUENT EVENTS

On October 30, 2007, the Company extended its committed receivables sales facility program from a maturity date of October 30, 2007 to December 14, 2007. See Notes 5 and 19 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K for further information regarding the Company’s receivable sales facility.

On November 7, 2007, the Company’s Board of Directors approved the retirement of 128 million treasury shares to the status of authorized but unissued shares. The retirement will have no impact to total shareholders’ equity.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2007 and June 30, 2007, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2007 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.01 to this Form 10-Q and in the 2007 Form 10-K (under “Item 1A: Risk Factors”) and are incorporated in this Form 10-Q by reference. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Continued demand for the Company’s products and services during the three months ended September 30, 2007 led to revenue of $22.0 billion, up 5% from the same period in the prior year. Operating earnings increased 9% to approximately $490 million and were favorably impacted by increased gross margin ($142 million) partially offset by increases in selling, general and administrative expenses ($105 million). Net earnings were $302 million and net diluted earnings per Common Share were $0.82.

Cash from operating activities decreased $278 million during the three months ended September 30, 2007 compared to the same period in the prior year to $409 million primarily due to an increase in trade receivables ($192 million) and a decrease in trade payables ($63 million). Cash used in investing activities was $45 million due primarily to capital spending ($92 million) and cash paid for acquisitions ($88 million) offset by net proceeds from the sale of certain short-term investments classified as available for sale ($132 million). Cash used in financing activities was $383 million due to the Company’s cash payments for treasury shares ($675 million) offset by the net change in commercial paper and short-term borrowings ($232 million) and issuance of shares ($106 million).

During the three months ended September 30, 2007, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion repurchase authorization which began during fiscal 2007 and expires on June 30, 2008. On August 8, 2007, the Company announced an additional $2.0 billion share repurchase program which expires on August 31, 2009. During the three months ended September 30, 2007, the Company repurchased approximately $250 million of its Common Shares under this new share repurchase program. See the table under “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for more information regarding the share repurchases. Also during the three months ended September 30, 2007, the Company paid $44 million in dividends or $0.12 per share.

Consolidated Results of Operations

The following table summarizes the Company’s consolidated results of operations for the three months ended September 30, 2007 and 2006 (in millions, except per Common Share amounts):

	Change (1)	2007	2006
Revenue	5%	$21,973.4	$20,937.5
Cost of products sold	5%	20,631.2	19,737.0

Gross margin	12%	$1,342.2	$1,200.5
Selling, general and administrative expenses	14%	830.1	725.5
Impairment charges and other	N.M.	(0.2)	1.7
Special items	N.M.	22.5	22.1

Operating earnings	9%	$489.8	$451.2
Interest expense and other	13%	42.9	37.8

Earnings before income taxes and discontinued operations	8%	$446.9	$413.4
Provision for income taxes	18%	143.7	122.0

Earnings from continuing operations	4%	$303.2	$291.4
Loss from discontinued operations	N.M.	(1.4)	(20.7)

Net earnings	11%	$301.8	$270.7

Net diluted earnings per Common Share	24%	$0.82	$0.66

(1)	Change is calculated as the percentage increase or (decrease) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenue

Revenue for the three months ended September 30, 2007 increased $1.0 billion or 5% compared to the same period in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (combined impact of $740 million), the impact of new contracts signed with existing bulk customers ($465 million), the impact of acquisitions ($213 million) and new customers ($71 million). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 7.0% for the trailing twelve months ended September 30, 2007. Revenue was negatively impacted by the loss of customers ($449 million). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2007 increased $894 million or 5% compared to the same period in the prior year. The increase in cost of products sold was mainly due to the respective 5% increase in revenue for the three months ended September 30, 2007 compared to the same period in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three months ended September 30, 2007 increased $142 million or 12% compared to the same period in the prior year. The increase in gross margin was primarily due to 5% revenue growth. Factors favorably impacting gross margin included the impact of acquisitions ($77 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $68 million). Gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services — Pharmaceutical segment ($80 million) due to increased sales and competitive pricing pressures. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue; however, the Company expects the margin impact of these pricing pressures over the long-term will be mitigated through sales growth of higher margin manufactured products, effective product sourcing, realization of synergies through integration of acquired businesses and continued focus on cost controls.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended September 30, 2007 increased $105 million or 14% compared to the same period in the prior year primarily in support of revenue growth and due to acquisitions ($69 million). SG&A expenses were favorably impacted by a year-over-year reduction in equity-based compensation expense ($11 million). The reduction in equity-based compensation expense was due to changes made to the Company’s employee equity plans. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

Impairment Charges and Other

The Company recognized impairment charges and other of $(0.2) million and $1.7 million, respectively, for the three months ended September 30, 2007 and 2006.

Special Items

The following is a summary of the Company’s special items for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Restructuring charges	$14.8	$11.8
Acquisition integration charges	5.4	1.9
Litigation and other	2.3	8.4

Total special items	$22.5	$22.1

See Note 2 in “Notes to Condensed Consolidated Financial Statements” for further information on the Company’s special items.

Operating Earnings

Operating earnings increased $39 million or 9% during the three months ended September 30, 2007 compared to the same period in the prior year. Operating earnings were favorably impacted by higher gross margin ($142 million) and negatively impacted by increased SG&A expenses ($105 million).

Interest Expense and Other

Interest expense and other increased $5 million or 13% during the three months ended September 30, 2007 compared to the same period in the prior year primarily due to increased borrowing levels and the impact of the prior year allocation of interest expense to discontinued operations (combined impact of $19 million). The increase in interest expense was partially offset by increased investment income ($6 million) and the impact of foreign exchange ($5 million).

Interest expense allocated to discontinued operations for the PTS Business was $9 million for the three months ended September 30, 2006. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. Upon divesting the PTS Business in the fourth quarter of fiscal 2007, interest expense remained in continuing operations.

Provision for Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

As of July 1, 2007, the Company had $596.6 million of unrecognized tax benefits. Included in the total amount of $596.6 million is $386.5 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and tax positions related to acquired companies. Recognition of these tax benefits would not affect the Company’s effective tax rate. The entire $596.6 million of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheet.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, the Company had $148.9 million accrued for the payment of interest and penalties, which is a gross amount before any tax benefits. The entire $148.9 million of accrued interest and penalties is included in deferred income taxes and other liabilities in the condensed consolidated balance sheet.

During the three-month period ended September 30, 2007, there were no material changes to the liability for unrecognized tax benefits or to the amount of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) currently has ongoing audits of open fiscal years from 2001 through 2005 and has completed the examination phase of the 2001 through 2002 fiscal years. Although it is not possible to predict the timing of the conclusion of ongoing audits with accuracy, the Company anticipates that the examination phase of the 2003 through 2005 IRS audit could be completed within the next 12 months. If this were to occur, it is reasonably possible that there could be a change in the amount of unrecognized tax benefits. However, based on the current status of all ongoing audits, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded unrecognized tax benefits.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 32.2% for the three months ended September 30, 2007, as compared to 29.5% for the three months ended September 30, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items, and other discrete items, which may have unique tax consequences depending on the nature of the item. During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $9.9 million adjustment to the tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002.

Discontinued Operations

Loss from discontinued operations, net of tax, decreased by $19 million to $1 million for the three months ended September 30, 2007 compared to the same period in the prior year. The loss in the current period consisted of a minor amount of activity related to the PTS Business divestiture while the loss in the prior period consisted of activity related to the PTS Business as well as activity related to the HMS Disposal Group, IPD and Humacao. See Note 3 in “Notes to Condensed Consolidated Financial Statements” for further information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

The Company’s operations are organized into four reportable segments: Healthcare Supply Chain Services — Pharmaceutical; Healthcare Supply Chain Services — Medical; Clinical Technologies and Services; and Medical Products and Technologies. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation depending on the nature of the expense. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to the segments. See Note 10 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

Revenue increased in each of the Company’s four reportable segments during the three months ended September 30, 2007 compared to prior year. Segment profit increased in three of the Company’s four reportable segments, including double-digit growth in the Clinical Technologies and Services (91%) and Medical Products and Technologies (24%) segments.

The following table summarizes segment revenue for the three months ended September 30, 2007 and 2006 (in millions):

	Growth (1)	2007	2006
Healthcare Supply Chain Services — Pharmaceutical:
Revenue from non-bulk customers(2)	(2)%	$10,279.2	$10,474.7
Revenue from bulk customers(2)	11%	8,941.6	8,058.1

Total Healthcare Supply Chain Services — Pharmaceutical	4%	$19,220.8	$18,532.8
Healthcare Supply Chain Services — Medical	6%	1,920.7	1,806.1
Clinical Technologies and Services	9%	648.9	594.5
Medical Products and Technologies	47%	623.3	423.6

Total segment revenue	5%	$22,413.7	$21,357.0
Corporate(3)	N.M.	(440.3)	(419.5)

Consolidated revenue	5%	$21,973.4	$20,937.5

(1)	Growth is calculated as the percentage change (increase or decrease) for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

(2)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Healthcare Supply Chain Services — Pharmaceutical section for a more detailed description of revenue from bulk customers.

(3)	Corporate revenue consists of the elimination of inter-segment revenue for all periods presented.

The following table summarizes segment profit for the three months ended September 30, 2007 and 2006 (in millions):

	Growth (1)	2007	2006
Healthcare Supply Chain Services — Pharmaceutical	6%	$305.4	$288.7
Healthcare Supply Chain Services — Medical	(10)%	57.5	64.1
Clinical Technologies and Services	91%	98.3	51.5
Medical Products and Technologies	24%	56.9	46.0

Total segment profit	15%	$518.1	$450.3
Corporate(2)	N.M.	(28.3)	0.9

Consolidated operating earnings	9%	$489.8	$451.2

(1)	Growth is calculated as the percentage change (increase or decrease) for the three months ended September 30, 2007 compared to the prior year.

(2)	For the three months ended September 30, 2007 and 2006, Corporate includes special items, impairment charges and other and certain other Corporate investment spending described below:

•

Special items — Corporate includes special items of $23 million and $22 million for the three months ended September 30, 2007 and 2006, respectively (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairment charges and other —Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at the Corporate segment. Impairment charges and other were $(0.2) million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate management, the expenses for such projects are retained at the Corporate segment. Investment spending for the three months ended September 30, 2007 and 2006 was $5 million and $2 million, respectively.

Healthcare Supply Chain Services — Pharmaceutical Performance

Healthcare Supply Chain Services – Pharmaceutical revenue growth of $688 million or 4% during the three month period ended September 30, 2007 as compared to the prior year period was primarily due to additional volume from existing customers and pharmaceutical price appreciation (combined impact of $1.1 billion). The pharmaceutical price appreciation index was 7.0% for the trailing twelve months ended September 30, 2007. Revenue was also positively impacted by new customers ($50 million). Acquisitions ($39 million), mainly Specialty Scripts, also had a favorable impact on the year-over-year revenue comparison. Negatively impacting growth in revenue was the loss of customers ($418 million) and slower pharmaceutical market growth in the first quarter of fiscal 2008 compared to the first quarter of 2007.

Healthcare Supply Chain Services — Pharmaceutical segment profit increased $17 million or 6% during the three months ended September 30, 2007 compared to the same period in the prior year. Gross margin increased segment profit by $13 million primarily due to the segment’s revenue growth, but was tempered by the loss of customers within the pharmaceutical supply chain business. Gross margin was favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $68 million), a vendor related reserve reduction ($14 million) and increased manufacturer cash discounts due to sales volume growth ($11 million). The vendor related reserve was established in prior periods as the Company was not confident that a certain vendor could provide replacement inventory for short dated product due to their financial instability; however, the vendor was able to replace short dated products and a portion of the reserve was reversed. Gross margin was negatively impacted by increased customer discounts ($80 million) due to increased sales volume and repricing of certain customer contracts. The Company expects a certain level of continued customer discounting due to the competitive market in which it operates. Decreases in segment SG&A expenses positively impacted segment profit by approximately

$4 million primarily as a result of changing the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits. The change in methodology resulted in decreased expense ($6 million) allocated to Healthcare Supply Chain Services – Pharmaceutical.

The Company estimates that branded pharmaceuticals with industry-wide sales volume domestically of $5.4 billion and $11.5 billion came off of patent protection during the three months ended September 30, 2007 and 2006, respectively, which allowed for generic pharmaceutical competition. The Company’s estimate of industry-wide branded pharmaceutical sales volume is internally developed using industry sales data for significant branded pharmaceuticals. The Company generally earns the highest margins on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary.

The Company’s results could be adversely affected if sales of pharmaceutical products decline, the frequency of new generic pharmaceutical launches decreases, or generic price deflation exceeds or pharmaceutical price appreciation on branded products decreases from their historical rates. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the frequency of new generic pharmaceutical launches increases or generic price deflation decreases from or pharmaceutical price appreciation on branded products exceeds their historical rates.

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

The Company tracks revenue by bulk and non-bulk customers in its financial systems. To assist the Company in managing its business, an internal analysis has been prepared to allocate segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Non-bulk customers:
Revenue from non-bulk customers	$10,279	$10,475
Segment expenses allocated to non-bulk customers(1)	10,019	10,201
Segment profit from non-bulk customers(1)	260	274
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers(1)	2.5%	2.6%
Bulk customers:
Revenue from bulk customers	$8,942	$8,058
Segment expenses allocated to bulk customers(1)	8,897	8,043
Segment profit from bulk customers(1)	45	15
Segment profit from bulk customers as a percentage of revenue from bulk customers(1)	0.5%	0.2%

(1) Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) within the Healthcare Supply Chain Services — Pharmaceutical segment services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) within the Healthcare Supply Chain Services — Pharmaceutical segment only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e. excluding Distribution) within the Healthcare Supply Chain Services — Pharmaceutical segment service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

The following describes the allocation of the major components of cost of products sold for Distribution between bulk and non-bulk customers:

•

Cost of products sold for pharmaceutical products is determined by specifically tracking the manufacturer’s designated price of products, at the time the products are sold, by bulk and non-bulk customers. The manufacturer’s designated price is then reduced by other components impacting cost of products sold, including distribution service agreement fees, pharmaceutical price appreciation, manufacturer cash discounts and manufacturer rebates and incentives. In addition, other inventory charges and credits are added or subtracted, as appropriate, to arrive at cost of products sold. The Company used the following methods that it believes provide a reasonable correlation to allocate the remaining components of cost of products sold between bulk and non-bulk customers:

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

The Company used methods that it believes provide a reasonable correlation to allocate the SG&A expenses for Distribution between bulk and non-bulk customers as follows:

•

Warehouse expense includes labor-related expenses associated with receiving, shipping and handling the inventory as well as warehouse storage costs including insurance, taxes, supplies and other facility costs. Warehouse expense was allocated in proportion to the number of invoice line items filled for each bulk or non-bulk customer because the Company believes that there is a correlation between the number of different products ordered as reflected in invoice lines and the level of effort associated with receiving, shipping and handling that order (bulk customers typically order substantially larger quantities of products and therefore generate substantially fewer invoice lines which results in substantially less warehouse expense being allocated to bulk customers);

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

During the three months ended September 30, 2007 revenue from non-bulk customers decreased $196 million compared to the same period in the prior year due to the loss of customers partially offset by additional volume from existing customers. Segment profit from non-bulk customers decreased $14 million during the three months ended September 30, 2007 compared to the same period in the prior year. This decrease in segment profit from non-bulk customers was due primarily to the decrease in sales volume coupled with an increase in customer discounts.

During the three months ended September 30, 2007 revenue from bulk customers increased $884 million compared to the same period in the prior year due to new contracts signed with existing customers which drove increased volume from existing customers. Segment profit from bulk customers increased $30 million during the three months ended September 30, 2007 compared to the same period in the prior year due to increased sales volume described above and the increase in distribution service agreement fees and pharmaceutical price appreciation partially offset by additional customer discounts.

Healthcare Supply Chain Services — Medical Performance

Healthcare Supply Chain Services — Medical segment revenue growth of $115 million or 6% during the three months ended September 30, 2007 compared to the prior year period resulted primarily from increased volume from existing hospital, laboratory, and ambulatory care customers ($126 million) and new customer accounts ($11 million). Revenue was negatively impacted by the loss of customers ($31 million).

Healthcare Supply Chain Services — Medical segment profit decreased $7 million or 10% during the three months ended September 30, 2007 compared to the prior year period. Gross margin increased segment profit by $2 million during the three months ended September 30, 2007 compared to prior year period primarily as a result of revenue growth. Gross margin was negatively impacted by increased manufacturing costs ($6 million) for procedure kit products. Increases in SG&A expenses decreased segment profit by $9 million primarily as a result of changing the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits. The change in methodology resulted in increased expense ($6 million) allocated to the Healthcare Supply Chain Services – Medical segment.

Clinical Technologies and Services Performance

Clinical Technologies and Services segment revenue grew $54 million or 9% during the three months ended September 30, 2007 compared to the prior year period. Revenue growth was favorably impacted by new products ($21 million), new customers ($11 million) and increased sales volumes to existing customers ($6 million) as a result of strong demand for infusion and dispensing products. Acquisitions also favorably impacted the year-over-year comparison ($7 million).

Clinical Technologies and Services segment profit increased $47 million or 91% during the three months ended September 30, 2007 compared to the prior year period. Gross margin increased segment profit by $50 million primarily as a result of revenue growth and a favorable mix of higher margin products. In addition, the year-over-year gross margin comparison was favorably impacted by the prior year product recall charge for the Alaris SE pump ($14 million). Increases in SG&A expenses decreased segment profit by $3 million as a result of the impact of acquisitions ($4 million).

Medical Products and Technologies Performance

Medical Products and Technologies segment revenue grew $200 million or 47% during the three months ended September 30, 2007 compared to the prior year period. Revenue growth for the segment was favorably impacted by the Viasys acquisition ($168 million), new product launches ($10 million) and international revenue growth ($16 million), which includes the impact of foreign exchange ($8 million).

Medical Products and Technologies segment profit increased $11 million or 24% during the three months ended September 30, 2007 compared to the prior year period. Gross margin increased segment profit by $77 million primarily as a result of revenue growth and the Viasys acquisition ($70 million). Gross margin was negatively impacted by a one-time fair value step-up of acquired inventory ($9 million) which will not recur in future quarters. The step-up was made at the acquisition date to value the inventory to “fair value” which resulted in higher cost inventory being sold in the first quarter of fiscal 2008. Increases in SG&A expenses negatively impacted segment profit by $66 million primarily from the impact of the Viasys acquisition ($59 million), which included research and development costs ($10 million), and in support of the segment’s revenue growth.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s condensed consolidated statements of cash flows for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by/(used in) — continuing operations:
Operating activities	$439.2	$670.6
Investing activities	(45.2)	(87.7)
Financing activities	(382.8)	(333.2)
Net cash provided by/(used in) — discontinued operations:
Operating activities	$(30.4)	$16.1
Investing activities	—	3.6
Financing activities	—	(12.5)

Operating activities. Net cash provided by operating activities from continuing operations during the three months ended September 30, 2007 totaled $439 million, a decrease of $231 million when compared to the three months ended September 30, 2006 due primarily to an increase in trade receivables ($192 million) and a decrease in trade payables ($63 million). The increase in trade receivables for the three months ended September 30, 2007 was due to higher revenue coupled with a 1.7 day increase in receivable days outstanding. In addition, in line with the Company’s focus on capital deployment, inventory levels declined $232 million.

Net cash used in operating activities from discontinued operations during the three months ended September 30, 2007 totaled $30 million and was a result of payments made for closing costs accrued in the sale of the PTS Business. Net cash provided by operating activities from discontinued operations during the three months ended September 30, 2006 totaled $16 million and was a result of changes in operating assets and liabilities in addition to net earnings.

Investing activities. Net cash used in investing activities for continuing operations of $45 million during the three months ended September 30, 2007 reflected capital spending ($92 million) and cash used to complete the Viasys acquisitions ($88 million) within the Medical Products and Technologies segment. These uses of cash were partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million).

Net cash used in investing activities during the three months ended September 30, 2006 of $88 million reflected the Company’s capital spending ($69 million) and cash to complete acquisitions ($65 million) within the Clinical Technology Services segment. These uses of cash were partially offset by the net proceeds from the sale of certain short-term investments classified as available for sale ($42 million).

Net cash provided by investing activities for discontinued operations for the three months ended September 30, 2006 of $4 million reflected proceeds from divesting certain operations ($20 million) partially offset by net capital spending ($17 million).

Financing activities. Net cash used in financing activities for continuing operations of $383 million during the three months ended September 30, 2007 reflected the Company’s repurchase of its Common Shares ($675 million) and dividend payments to shareholders ($44 million). See “Share Repurchases” below for additional information. Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($232 million) and proceeds received from shares issued under various employee stock plans ($106 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $333 million during the three months ended September 30, 2006 reflected the Company’s repurchase of its Common Shares ($445 million) and dividend payments to shareholders ($37 million). Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($105 million) and proceeds received from shares issued under various employee stock plans ($57 million).

Net cash used in financing activities for discontinued operations for the three months ended September 30, 2006 of $13 million reflected repayments on borrowings ($19 million) partially offset by additional borrowings ($9 million).

International Cash

The Company’s cash balance of approximately $1.3 billion as of September 30, 2007 includes $770 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

During the three months ended September 30, 2007, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At September 30, 2007, approximately $406 million remained from the $4.5 billion repurchase authorization.

During the three months ended September 30, 2007, the Company repurchased approximately $250 million of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009.

See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $800 million in receivables. The Company had $233 million outstanding borrowings from the commercial paper program at September 30, 2007.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allows for borrowings up to $143 million, of which $14 million was outstanding at September 30, 2007.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 5 and 10 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K.

From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of products and services that improve the safety and productivity of healthcare. The Company evaluates possible candidates for acquisition and considers opportunities to expand its role as a provider of products and services to the healthcare industry through all its reportable segments. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such acquisitions.

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

Debt Covenants

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of September 30, 2007, the Company was in compliance with this covenant.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K other than changes resulting from the adoption of FIN No. 48. As further discussed in Note 5 of “Notes to Condensed Consolidated Financial Statements” within this Form 10-Q, the Company adopted the provisions of FIN No. 48 effective July 1, 2007. Among other things, as a result of the adoption of FIN No. 48, the Company reclassified unrecognized tax benefits to long-term income taxes payable. The Company had $618.7 million of unrecognized tax benefits as of September 30, 2007 which were not included in the “Contractual Obligations” table of the 2007 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate these amounts to any particular years in the table.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources — Capital Resources” above and Note 19 in “Notes to Consolidated Financial Statements” in the 2007 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 in “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2007 Form 10-K.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2007, the Company began processing selected financial transactions for its corporate functions and the Clinical Technologies and Services segment on a newly implemented accounting software system. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal controls and procedures over financial reporting in connection with this transition to the new accounting software system. During the quarter ended September 30, 2007, the Company established additional temporary compensating controls that are expected to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. Except for those made in connection with the new accounting software system, there were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The legal proceedings described in Note 6 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Part II, Item 1 by reference.

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A—Risk Factors” in the Company’s 2007 Form 10-K, which could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects, and the developments disclosed in the Company’s filings with the SEC since the date of the 2007 Form 10-K that relate to the risks described in the 2007 Form 10-K. The risks described in the 2007 Form 10-K are not the only risks that the Company faces. The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to it at the time of this filing on Form 10-Q or that the Company currently considers to be immaterial.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3)
July 1–31, 2007	4,923,552	$70.03	4,883,292	$406,047,959
August 1–31, 2007	1,648,820	68.93	1,579,000	2,297,096,145
September 1–30, 2007	2,189,491	65.99	2,138,666	2,156,047,992

Total	8,761,863	$68.81	8,600,958	$2,156,047,992

(1)	Includes 64, 91, and 446 Common Shares purchased in July, August and September 2007, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 40,196, 69,729 and 50,379 restricted shares surrendered in July, August and September 2007, respectively, by employees upon vesting to meet tax withholding.

(2)	During the three months ended September 30, 2007, the Company repurchased approximately $342.0 million of its Common Shares under a $4.5 billion combined repurchase authorization which was commenced in July 2006 and most recently amended in January 2007 and which expires on June 30, 2008. At September 30, 2007, approximately $406.0 million remains from the $4.5 billion repurchase authorization.

(3)	During the three months ended September 30, 2007, the Company repurchased approximately $250.0 million of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009.

Item 6: Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, dated as of October 30, 2007, by and among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as the Agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: November 7, 2007	/s/ R. Kerry Clark
R. Kerry Clark President and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson Chief Financial Officer