Form 10-Q
period 2007-12-31
CARDINAL HEALTH INC
filed 2008-02-06
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on January 31, 2008 was as follows:

Common Shares, without par value:  356,594,392

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$23,282.7	$21,784.6	$45,256.1	$42,722.1
Cost of products sold	21,928.1	20,484.7	42,559.3	40,221.7

Gross margin	1,354.6	1,299.9	2,696.8	2,500.4
Selling, general and administrative expenses	828.9	755.8	1,659.0	1,481.3
Impairment charges and other	(23.0)	12.6	(23.2)	14.3
Special items – restructuring charges	31.5	10.0	46.2	21.8
– acquisition integration charges	10.0	9.1	15.5	11.1
– litigation and other	(12.0)	0.5	(9.7)	8.9

Operating earnings	519.2	511.9	1,009.0	963.0
Interest expense and other	50.0	32.4	92.9	70.1

Earnings before income taxes and discontinued operations	469.2	479.5	916.1	892.9
Provision for income taxes	144.1	164.0	287.8	286.0

Earnings from continuing operations	325.1	315.5	628.3	606.9
Earnings/(loss) from discontinued operations (net of tax benefit/(expense) of $(0.7) and $416.1, respectively, for the three months ended December 31, 2007 and 2006 and $(2.7) and $435.9, respectively, for the six months ended December 31, 2007 and 2006)	(0.4)	423.8	(1.8)	403.1

Net earnings	$324.7	$739.3	$626.5	$1,010.0

Basic earnings per Common Share:
Continuing operations	$0.91	$0.78	$1.74	$1.50
Discontinued operations	—	1.06	—	1.00

Net basic earnings per Common Share	$0.91	$1.84	$1.74	$2.50

Diluted earnings per Common Share:
Continuing operations	$0.89	$0.77	$1.71	$1.47
Discontinued operations	—	1.03	(0.01)	0.98

Net diluted earnings per Common Share	$0.89	$1.80	$1.70	$2.45

Weighted average number of Common Shares outstanding:
Basic	358.7	402.2	360.8	403.4
Diluted	364.6	410.6	367.8	412.0
Cash dividends declared per Common Share	$0.12	$0.09	$0.24	$0.18

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and equivalents	$1,184.4	$1,308.8
Short-term investments available for sale	—	132.0
Trade receivables, net	4,854.6	4,714.4
Current portion of net investment in sales-type leases	378.3	354.8
Inventories	7,636.8	7,383.2
Prepaid expenses and other	667.7	651.3

Total current assets	14,721.8	14,544.5

Property and equipment, at cost	3,726.1	3,537.2
Accumulated depreciation and amortization	(2,045.4)	(1,890.2)

Property and equipment, net	1,680.7	1,647.0
Other assets:
Net investment in sales-type leases, less current portion	855.9	820.7
Goodwill and other intangibles, net	5,813.1	5,860.9
Other	395.3	280.7

Total assets	$23,466.8	$23,153.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$673.6	$16.0
Accounts payable	8,982.3	9,162.2
Other accrued liabilities	1,751.0	2,247.3
Liabilities from businesses held for sale and discontinued operations	3.6	34.2

Total current liabilities	11,410.5	11,459.7

Long-term obligations, less current portion and other short-term borrowings	3,396.5	3,457.3
Deferred income taxes and other liabilities	1,551.7	859.9
Shareholders’ equity:
Preferred Shares, without par value; Authorized – 0.5 million shares, Issued–none	—	—
Common Shares, without par value; Authorized – 755.0 million shares, Issued – 364.8 million shares and 493.0 million shares, respectively, at December 31, 2007 and June 30, 2007	2,936.0	3,931.3
Retained earnings	4,436.5	11,539.9
Common Shares in treasury, at cost, 6.6 million shares and 124.9 million shares, respectively, at December 31, 2007 and June 30, 2007	(418.9)	(8,215.3)
Accumulated other comprehensive income	154.5	121.0

Total shareholders’ equity	7,108.1	7,376.9

Total liabilities and shareholders’ equity	$23,466.8	$23,153.8

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$626.5	$1,010.0
(Earnings) / loss from discontinued operations	1.8	(403.1)

Earnings from continuing operations	628.3	606.9
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	191.9	155.4
Asset impairments and other	(23.2)	14.4
Equity compensation	54.5	70.3
Provision for bad debts	10.4	7.8
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(150.6)	(592.1)
(Increase) / decrease in inventories	(253.6)	184.1
Increase in net investment in sales-type leases	(58.6)	(44.4)
Increase / (decrease) in accounts payable	(179.9)	76.1
Increase in other accrued liabilities and operating items, net	195.9	139.7

Net cash provided by operating activities – continuing operations	415.1	618.2
Net cash provided by / (used in) operating activities – discontinued operations	(32.5)	21.6

Net cash provided by operating activities	382.6	639.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(39.2)	(121.0)
Proceeds from sale of property and equipment	7.4	13.3
Additions to property and equipment	(172.1)	(154.1)
Sale of investment securities available for sale, net	131.9	31.3

Net cash used in investing activities – continuing operations	(72.0)	(230.5)
Net cash used in investing activities – discontinued operations	—	(7.9)

Net cash used in investing activities	(72.0)	(238.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	519.4	3.7
Reduction of long-term obligations	(14.1)	(689.2)
Proceeds from long-term obligations, net of issuance costs	1.0	851.7
Proceeds from issuance of Common Shares	164.4	75.4
Tax benefits from exercises of stock options	14.0	17.1
Dividends on Common Shares	(87.7)	(73.4)
Purchase of Common Shares in treasury	(1,032.0)	(745.3)

Net cash used in financing activities – continuing operations	(435.0)	(560.0)
Net cash used in financing activities – discontinued operations	—	(24.0)

Net cash used in financing activities	(435.0)	(584.0)

NET DECREASE IN CASH AND EQUIVALENTS	(124.4)	(182.6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,308.8	1,187.3

CASH AND EQUIVALENTS AT END OF PERIOD	$1,184.4	$1,004.7

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

Effective the first quarter of fiscal 2008, the Medical Products Manufacturing segment was renamed Medical Products and Technologies in connection with the Company’s acquisition of VIASYS Healthcare Inc. (“Viasys”), which was completed during the fourth quarter of fiscal 2007. There were no other changes to the Company’s reportable segments.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2008 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008.

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

Distribution Service Agreement and Other Vendor Fees

The Company’s pharmaceutical supply chain business within the Healthcare Supply Chain Services – Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory when those fees have been earned and the Company is entitled to payment. The Company recognizes the fees as a reduction in the carrying value of the inventory that generated the fees and, as such, the fees are recognized as a reduction of cost of products sold in its statements of earnings when that inventory is sold.

Recent Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this Statement in fiscal 2008 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. Refer to Note 6 for additional information regarding the Company’s adoption of FIN No. 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of this standard, as required, prospectively in the fourth quarter of fiscal 2007. There was no material impact on the Company’s financial position or results of operations upon adoption of those provisions. Likewise, the Company does not expect adoption of the measurement date provision to have a material impact in fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These Statements provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact of adopting these Statements; however, these Statements are expected to have a significant impact on the Company’s accounting and disclosure practices for future business combinations once adopted.

2. SPECIAL ITEMS AND IMPAIRMENT CHARGES AND OTHER

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

Amounts attributable to significant lawsuits that are infrequent, non-recurring or unusual in nature are recognized as “litigation and other” in special items. The Company also classified legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and the related Audit Committee internal review and related matters as special items. For information regarding these investigations see the 2007 Form 10-K.

Special Items

The following is a summary of the special items for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except for Diluted EPS amounts)	2007	2006	2007	2006
Restructuring charges	$31.5	$10.0	$46.2	$21.8
Acquisition integration charges	10.0	9.1	15.5	11.1
Litigation settlements, net	(13.0)	—	(12.2)	7.2
Other	1.0	0.5	2.5	1.7

Total special items	$29.5	$19.6	$52.0	$41.8
Tax effect of special items (1)	(11.2)	(7.1)	(18.9)	(13.1)

Net earnings effect of special items	$18.3	$12.5	$33.1	$28.7

Net decrease in Diluted EPS	$0.05	$0.03	$0.09	$0.07

(1)	The overall effective tax rate varies each period depending upon the unique nature of the Company’s special items and the tax jurisdictions where the items were incurred.

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

The following table segregates the Company’s restructuring charges into the various reportable segments affected by the restructuring projects for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Healthcare Supply Chain Services—Pharmaceutical
Employee-related costs (1)	$5.6	$0.8	$7.6	$0.9
Facility exit and other costs (2)	0.1	—	0.1	0.1

Total Healthcare Supply Chain Services—Pharmaceutical	5.7	0.8	7.7	1.0
Healthcare Supply Chain Services—Medical
Employee-related costs (1)	1.4	0.1	1.6	1.2
Facility exit and other costs (2)	0.2	0.3	0.2	0.3

Total Healthcare Supply Chain Services—Medical	1.6	0.4	1.8	1.5
Clinical Technologies and Services
Employee-related costs (1)	—	0.2	—	0.3
Facility exit and other costs (2)	(0.1)	0.6	—	0.8

Total Clinical Technologies and Services	(0.1)	0.8	—	1.1
Medical Products and Technologies
Employee-related costs (1)	0.9	0.2	2.2	0.4
Facility exit and other costs (2)	—	2.7	(0.7)	2.9

Total Medical Products and Technologies	0.9	2.9	1.5	3.3
Other
Employee-related costs (1)	9.9	3.3	19.8	7.6
Facility exit and other costs (2)	13.5	1.7	15.4	7.2
Asset impairments	—	0.1	—	0.1

Total Other	23.4	5.1	35.2	14.9

Total restructuring program costs	$31.5	$10.0	$46.2	$21.8

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists or over the required service period. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services—Pharmaceutical segment for the three and six months ended December 31, 2007 of $5.7 million and $7.7 million, respectively, primarily related to planned headcount reductions within existing operations. The costs incurred within this segment for the three and six months ended December 31, 2006 of $0.8 million and $1.0 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors.

The costs incurred within the Healthcare Supply Chain Services—Medical segment during the three and six months ended December 31, 2007 of $1.6 million and $1.8 million, respectively, primarily related to the closure of a distribution center. The costs incurred within this segment for the three and six months ended December 31, 2006 of $0.4 million and $1.5 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors.

The costs incurred within the Clinical Technologies and Services segment for the three months ended December 31, 2007 of $(0.1) million and the costs incurred during the three and six months ended December 31, 2006 of $0.8 million and $1.1 million, respectively, primarily related to the closure of a facility.

The costs incurred within the Medical Products and Technologies segment during the three and six months ended December 31, 2007 of $0.9 million and $1.5 million, respectively, primarily related to the closure of a facility and planned headcount reduction. The costs incurred within this segment during the three and six months ended December 31, 2006 of $2.9 million and $3.3 million, respectively, primarily related to projects aimed at improvements in manufacturing cost and efficiency through consolidation of facilities and outsourcing of production from higher cost platforms to lower cost platforms.

The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2007 of $23.4 million and $35.2 million, respectively, primarily related to the relocation of the headquarters of the Company’s Healthcare Supply Chain Service – Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Also included within facility exit and other costs for the three and six months ended December 31, 2007 were $6.9 million and $6.6 million, respectively, of accelerated depreciation for the restructuring of the human resources administrative function that related to prior periods. Of the $6.6 million recognized for the six months ended December 31, 2007, $1.8 million related to fiscal 2006 and $4.8 million related to fiscal 2007.

The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2006 of $5.1 million and $14.9 million, respectively, primarily related to restructuring certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and consolidation of existing customer service operations into two locations.

With respect to restructuring programs, the following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of December 31, 2007:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services – Pharmaceutical	2008	170	107
Healthcare Supply Chain Services – Medical	2010	143	23
Medical Products and Technologies	2010	359	38
Other (2)	2009	749	405

Total restructuring programs		1,421	573

(1)	Represents projects that have been initiated as of December 31, 2007.
(2)	Other headcount reduction includes, among other restructuring projects, employees displaced as a result of the Healthcare Supply Chain – Medical headquarters move to the Company’s corporate headquarters. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three and six months ended December 31, 2007 were primarily a result of the Viasys acquisition and the costs incurred during the three and six months ended December 31, 2006 were primarily a result of the acquisitions of the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), ALARIS Medical Systems, Inc. (“Alaris”), ParMed Pharmaceutical, Inc. (“ParMed”) and Syncor International Corporation (“Syncor”). During the periods noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Acquisition integration charges:
Employee-related costs	$0.5	$1.5	$1.3	$1.6
Asset impairments and other exit costs	0.1	0.2	0.1	1.4
Other integration costs	9.4	7.4	14.1	8.1

Total acquisition integration charges	$10.0	$9.1	$15.5	$11.1

Employee-Related Costs. Employee-related costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of acquisitions. The charges for the three and six months ended December 31, 2007 primarily relate to the acquisitions of Care Fusion Incorporated and Viasys. The charges for the three and six months ended December 31, 2006 primarily related to the acquisition of Dohmen.

Asset Impairments and Other Exit Costs. The asset impairment and other exit costs during the six months ended December 31, 2006 were primarily a result of facility integration for the Alaris acquisition.

Other Integration Costs. Other integration costs generally relate to expenses incurred to integrate the acquired company’s operations and systems into the Company’s existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other. The charges for the three and six months ended December 31, 2007 primarily related to the acquisitions of Viasys and Alaris. The charges for the three and six months ended December 31, 2006 primarily related to the acquisitions of Dohmen, ParMed and Alaris.

Litigation

The following table summarizes the Company’s net litigation settlements included within special items during the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Litigation settlements, net:
Derivative litigation	$(23.0)	$—	$(23.0)	$—
DuPont litigation	—	—	—	11.5
Pharmaceutical manufacturer antitrust litigation	—	—	(0.2)	(7.3)
New York Attorney General investigation	—	—	—	3.0
Other litigation	10.0	—	11.0	—

Total litigation settlements, net	$(13.0)	$—	$(12.2)	$7.2

Derivative Litigation. The Company recognized income of $23.0 million during the three months ended December 31, 2007 related to settlement of the Derivative Actions discussed in Note 7. This amount is comprised of the $35 million received by the Company from directors and officers’ insurance policies less $12 million paid for plaintiffs’ attorneys’ fees and costs. The Company expects to recognize an additional $35 million in income from the directors and officers’ insurance policies upon receipt of an additional payment during the three months ending June 30, 2008. For further information regarding this matter, see Note 7.

DuPont Litigation. During the six months ended December 31, 2006, the Company recognized charges of $11.5 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company. Payment was made during the fourth quarter of fiscal 2007.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million and $7.3 million during the six months ended December 31, 2007 and 2006, respectively, resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through December 31, 2007 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

New York Attorney General Investigation. The Company incurred charges of $3.0 million during the six months ended December 31, 2006 with respect to a previously-reported investigation by the New York Attorney General’s Office. During fiscal 2007, the Company entered into a civil settlement that resolved this investigation and made payments totaling $11.0 million as part of the settlement. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

Other Litigation. The Company recorded a reserve of $10.0 million during the three months ended December 31, 2007 with respect to the settlement of certain litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment.

The Company also recorded a reserve of $1.0 million during the six months ended December 31, 2007 with respect to certain pending litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment. There can be no assurance that the Company’s effort to resolve this litigation will be successful or that the amount reserved will be sufficient and the Company cannot predict the timing or the final terms of any settlement.

Other

Other costs included in special items primarily relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and related matters. For information regarding this matter, see “Part II, Item 1” of this Form 10-Q and the Company’s 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the six months ended December 31, 2007:

(in millions)	Six Months Ended December 31, 2007
Balance at June 30, 2007	$31.8
Additions (1)	75.2
Payments	(41.2)

Balance at December 31, 2007	$65.8

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP. This amount does not include gross litigation settlement income of $23.2 million recognized during the six months ended December 31, 2007.

Future Spend

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $102.9 million (approximately $65.3 million net of tax). These estimated costs are primarily associated with the integration of Viasys and the relocation of the Healthcare Supply Chain Services – Medical segment’s headquarters and certain corporate functions to the Company’s corporate headquarters. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things. Such amounts are estimates and will be expensed as special items when incurred. Actual amounts may differ from these estimated amounts.

Impairment Charges and Other

The Company classifies certain asset impairments related to restructurings in special items. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within impairment charges and other within the consolidated statements of earnings.

During the three months ended December 31, 2007, the Company divested an investment within the Healthcare Supply Chain Services – Pharmaceutical segment. As a result of this divestiture, the Company recognized a $23.3 million gain in impairment charges and other.

At June 30, 2006, the Company held a $16.7 million cost investment. During the three months ended December 31, 2006, a valuation of the entity invested in was performed by an independent third party in conjunction with a business transaction initiated by such entity. Based on the results of the valuation, the Company determined the investment was impaired and recognized a $12.3 million charge to impairment charges and other.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business. The net assets held for sale of the PTS Business are included within Corporate. The Company incurred minor amounts of activity during the three and six months ended December 31, 2007 as a result of finalizing certain assumptions made at the time of the sale and activity under a transition services agreement.

The results of the PTS Business included in discontinued operations are summarized as follows for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Revenue	$—	$437.4	$—	$856.8
Operating income before income taxes	$0.3	$25.0	$0.9	$27.6
Income tax benefit/ (expense)	$(0.7)	$411.2	$(2.7)	$417.5
Earnings/ (loss) from discontinued operations	$(0.4)	$436.2	$(1.8)	$445.1
Comprehensive income/ (loss) from discontinued operations	$(0.4)	$452.6	$(1.8)	$470.0

The net periodic benefit cost included in discontinued operations for the PTS Business was $1.9 million and $3.8 million for the three and six months ended December 31, 2006, respectively.

Interest expense allocated to discontinued operations for the PTS Business was $8.9 million and $17.4 million for the three and six months ended December 31, 2006, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business have been reclassified to the remaining four segments.

In accordance with EITF Issue No. 93-7, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” during the second quarter of fiscal 2007 the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various PTS businesses included in discontinued operations and the book basis of the Company’s investment in those businesses. This tax benefit was offset by the related tax expense on the gain over net book value in the fourth quarter of fiscal 2007 upon completion of the PTS Business sale.

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were current liabilities of $3.6 million and $34.2 million as of December 31, 2007 and June 30, 2007, respectively.

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

Impairment charges of $12.0 million and $47.3 million were recorded during the three and six months ended December 31, 2006, respectively, within discontinued operations for the HMS Disposal Group and IPD. In the first quarter of fiscal 2007, the Company completed the sale of IPD. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group.

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

The combined results of the HMS Disposal Group, IPD and Humacao included in discontinued operations are summarized as follows for the three and six months ended December 31, 2006:

(in millions)	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Revenue	$47.9	$162.2
Impairments/loss on sale	$(12.0)	$(47.3)
Loss before income taxes	$(17.3)	$(60.4)
Income tax benefit	$4.9	$18.4
Loss from discontinued operations	$(12.4)	$(42.0)

Interest expense allocated to the HMS Disposal Group, IPD and Humacao discontinued operations was $0.4 million and $1.3 million for the three and six months ended December 31, 2006, respectively. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the six months ended December 31, 2007:

(in millions)	Healthcare Supply Chain Services - Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Medical Products and Technologies	Total
Balance at June 30, 2007	$1,223.3	$382.0	$1,806.7	$1,454.1	$4,866.1
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)(4)	(3.7)	4.0	(8.3)	(7.8)	(15.8)

Balance at December 31, 2007	$1,219.6	$386.0	$1,798.4	$1,446.3	$4,850.3

(1)	The decrease within the Healthcare Supply Chain Services – Pharmaceutical segment primarily relates to adjustments to minor acquisitions and currency translation adjustments.
(2)	The increase within the Healthcare Supply Chain Services – Medical segment primarily relates to currency translation adjustments.
(3)	The decrease within the Clinical Technologies and Services segment primarily relates to a deferred tax adjustment of approximately $5.7 million related to the Alaris acquisition and currency translation adjustments.
(4)	The decrease within the Medical Products and Technologies segment primarily relates to a deferred tax adjustment related to the Viasys acquisition partially offset by currency translation adjustments.

The allocations of the purchase price related to the Viasys acquisition and certain other minor acquisitions, including the final valuation of acquired in-process research and development costs, are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters.

Intangible assets with definite lives are amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class was as follows as of June 30 and December 31, 2007:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.7	$0.4	$196.3

Total unamortized intangibles	$196.7	$0.4	$196.3
Amortized intangibles:
Trademarks and patents	$438.4	$57.4	$381.0
Non-compete agreements	10.0	3.4	6.6
Customer relationships	434.2	91.7	342.5
Other	127.0	58.6	68.4

Total amortized intangibles	$1,009.6	$211.1	$798.5

Total intangibles	$1,206.3	$211.5	$994.8

December 31, 2007
Unamortized intangibles:
Trademarks and patents	$191.6	$0.4	$191.2

Total unamortized intangibles	$191.6	$0.4	$191.2
Amortized intangibles:
Trademarks and patents	$454.6	$77.0	$377.6
Non-compete agreements	6.1	3.2	2.9
Customer relationships	438.2	117.5	320.7
Other	130.3	59.9	70.4

Total amortized intangibles	$1,029.2	$257.6	$771.6

Total intangibles	$1,220.8	$258.0	$962.8

There were no significant acquisitions of other intangible assets during the period presented. Amortization expense for the three and six months ended December 31, 2007 was $23.5 million and $46.7 million, respectively, and $15.6 million and $29.9 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2008	2009	2010	2011	2012
Amortization expense	$91.9	$89.1	$86.1	$85.0	$80.5

5. LONG-TERM OBLIGATIONS

In October 2006, the Company sold $350.0 million aggregate principal amount of floating rate notes due 2009 (the “2009 Notes”) and $500.0 million aggregate principal amount of fixed rate notes due 2016 (the “2016 Notes”) in a private offering. The 2009 Notes mature on October 2, 2009 and interest on these notes will accrue at a floating rate equal to the three-month LIBOR plus 0.27% payable quarterly. The 2016 Notes mature on October 15, 2016 and interest on the 2016 Notes accrue at 5.80% per year payable semi-annually. The Company also agreed for the benefit of the holders to register the 2009 Notes and 2016 Notes under the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registered exchange offer so that the 2009 Notes and 2016 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2009 Notes and 2016 Notes increased by 25 basis points as of June 1, 2007 and by an additional 25 basis points as of

August 30, 2007. Upon the completion of the exchange offer, such additional interest on the 2009 Notes and 2016 Notes will no longer be payable. The maximum amount of additional interest which the Company must pay prior to the completion of the exchange offer for the 2009 Notes and 2016 Notes is 50 basis points per year.

In a second private offering that occurred in June 2007, the Company sold $300.0 million aggregate principal amount of fixed rate notes due 2012 (the “2012 Notes”) and $300.0 million aggregate principal amount of fixed rate notes due 2017 (the “2017 Notes”). The 2012 Notes mature on June 15, 2012 and the 2017 Notes mature on June 15, 2017. Interest on the 2012 Notes and the 2017 Notes accrue at 5.65% and 6.00%, respectively, per year payable semi-annually. If the Company experiences specific types of change of control, it may be required to offer to purchase the 2012 Notes and 2017 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company also agreed for the benefit of the holders to register the 2012 Notes and 2017 Notes under the Securities Act pursuant to a registered exchange offer so that the 2012 Notes and 2017 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2012 Notes and 2017 Notes increased by 25 basis points as of February 4, 2008 and will increase by an additional 25 basis points as of May 4, 2008 if the exchange offer is not completed prior to that date. Upon the completion of the exchange offer, such additional interest on the 2012 Notes and 2017 Notes would no longer be payable. The maximum amount of additional interest which the Company would have to pay prior to the completion of the exchange offer for the 2012 Notes and 2017 Notes is 50 basis points per year.

See Note 10 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K for more information regarding long-term obligations.

6. INCOME TAXES

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

As of July 1, 2007, the Company had $596.6 million of unrecognized tax benefits. Included in the total amount of $596.6 million is $386.5 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions in the amount of $21.0 million related to acquired companies. Recognition of these tax benefits would not affect the Company’s effective tax rate. The entire $596.6 million of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, the Company had $148.9 million accrued for the payment of interest and penalties, which is a gross amount before any tax benefits. The entire $148.9 million of accrued interest and penalties is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

During the six-month period ended December 31, 2007, the amount of unrecognized tax benefits increased to $641.9 million.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) currently has ongoing audits of open fiscal years from 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. Although it is not possible to predict the timing of the conclusion of the ongoing audits with accuracy, the Company anticipates that the examination phase of the 2001 through 2005 IRS audits could be completed within the next 12 months. If this were to occur, it is reasonably possible that there could be a change in the amount of unrecognized tax benefits. However, based on the current status of all ongoing audits and the protocol of finalizing audits by the relevant tax authorities (which could include formal legal proceedings), it is not possible to estimate the impact of such changes, if any, to previously recorded unrecognized tax benefits.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 30.7% and 31.4%, respectively, for the three and six months ended December 31, 2007, as compared to 34.2% and 32.0%, respectively, for the three and six months ended December 31, 2006. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

During the three months ended December 31, 2007, the effective tax rate from continuing operations was benefited by $8.9 million as a result of the release of a valuation allowance that had previously been established with respect to an investment within the Healthcare Supply Chain Services – Pharmaceutical segment which was divested during the second quarter of fiscal 2008.

During the three and six months ended December 31, 2006, the effective tax rate from continuing operations was negatively impacted by $7.3 million and benefited by $2.6 million, respectively, as a result of adjustments to the Company’s tax reserves. The unfavorable tax reserve adjustments during the three months ended December 31, 2006 were related to an ongoing international tax audit. The favorable tax adjustment during the six months ended December 31, 2006 was primarily due to the issuance of a Revenue Agent Report that related to fiscal years 2001 and 2002 of which $9.9 million benefited continuing operations and $6.8 million benefited discontinued operations.

The Company’s provision for income taxes relative to discontinued operations was a benefit of $416.1 million and $435.9 million for the three and six months ended December 31, 2006, respectively. See Note 3 for discussion of the $425.0 million net tax benefit included in discontinued operations.

7. CONTINGENT LIABILITIES

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

The Cardinal Health federal securities litigation purported to be brought on behalf of all purchasers of the Company’s securities during various periods beginning as early as October 24, 2000 and ending as late as July 26, 2004. The consolidated amended complaint alleged, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of false and/or misleading statements concerning the Company’s financial results, prospects and condition. The alleged misstatements related to the Company’s accounting for recoveries relating to antitrust litigation against vitamin manufacturers, classification of revenue in the Company’s pharmaceutical supply chain business (formerly referred to as the pharmaceutical distribution business) as either operating revenue or revenue from bulk deliveries to customer warehouses, and other accounting and business model transition issues, including reserve accounting. The alleged misstatements were claimed to have caused an artificial inflation in the Company’s stock price during the proposed class period. The consolidated amended complaint sought unspecified money damages and other unspecified relief against the defendants.

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

The Company entered into a memorandum of understanding effective on May 24, 2007 to settle the Cardinal Health federal securities litigation. Under the memorandum of understanding, the Cardinal Health federal securities litigation would be terminated for a payment of $600.0 million, with the proceeds, less attorneys’ fees, to be allocated among class members. The Company established a reserve of $600 million for the quarter ended March 31, 2007 and transferred the $600.0 million into an escrow account on May 25, 2007. The Company entered into a stipulation of settlement with counsel for the plaintiffs, which was filed with the Court on July 27, 2007. The terms of the stipulation would dismiss all claims asserted in the Cardinal Health federal securities litigation against the defendants. On July 31, 2007, the Court entered an order preliminarily approving the settlement and providing for notice to class members. On October 19, 2007, the Court conducted a final fairness hearing as to the settlement. On November 14, 2007, the Court entered a final order approving the settlement and dismissing all claims asserted in the Cardinal Health federal securities litigation against the defendants. The defendants in the Cardinal Health federal securities litigation continue to deny the violations of law alleged in the litigation, and the settlement reached was solely to eliminate the uncertainties, burden and expense of further protracted litigation.

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

The Cardinal Health ERISA litigation purported to be brought on behalf of participants in the Plan. The consolidated amended complaint alleged that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plan’s participants of investing in the Company’s stock, to the detriment of the Plan’s participants and beneficiaries, and that Company stock should not have been made available as an investment alternative for the Plan’s participants. The misstatements alleged in the Cardinal Health ERISA litigation significantly overlap with the misstatements alleged in the Cardinal Health federal securities litigation. The consolidated amended complaint sought unspecified money damages and equitable relief against the defendants and an award of attorney’s fees.

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

In May 2007, the Company reached an understanding with the counsel for the plaintiffs regarding a proposed settlement of the Cardinal Health ERISA litigation under which the litigation would be terminated for a payment by the Company of $40.0 million. As a result, the Company recorded a reserve of $40.0 million for the quarter ended June 30, 2007. On June 21, 2007, the Company entered into a class action settlement agreement with counsel for the plaintiffs. The settlement agreement provided that the Cardinal Health ERISA litigation would be terminated for a payment by the Company to the Plan of $40.0 million, with the net proceeds of the settlement to be apportioned to the Plan accounts of participants who bought or held Company shares in their Plan accounts between October 24, 2000 and July 2, 2004.

The Court granted preliminary approval of the settlement on June 28, 2007. On October 18, 2007, the Court conducted a final fairness hearing as to the settlement. On October 24, 2007, the Court entered a final order approving the settlement and dismissing all claims asserted in the Cardinal Health ERISA litigation against the defendants. The defendants in the Cardinal Health ERISA litigation continue to deny the violations of law alleged in the litigation, and the settlement reached was solely to eliminate the uncertainties, burden and expense of further protracted litigation.

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter et al., No. 02-CV-11-639. On or about March 21, 2003, after the defendants filed a motion to dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of advancing legal expenses on behalf of Monty Fu, the former Chairman of Syncor. The defendants filed a motion to dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a motion to dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint that included significant overlap with the substantive allegations contained in the consolidated amended complaint filed in the Cardinal Health federal securities litigation. The complaint sought money damages and equitable relief against the defendant directors and an award of attorney’s fees.

Since July 1, 2004, three complaints were filed by purported shareholders against the members of the Company’s Board of Directors, certain of the Company’s current and former officers and employees and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as purported derivative actions (collectively referred to as the “Cardinal Health Franklin County derivative actions”). These cases include Donald Bosley v. David Bing et al., No. 04 CV A07-7167, Sam Weitschner v. Dave Bing et al., No. 04 CV C08-8970, and Green Meadow Partners, LLP v. David Bing et al., No. 04 CV H09-9891. The Cardinal Health Franklin County derivative actions alleged, among other things, that the individual defendants failed to implement adequate internal controls for the Company and thereby violated their fiduciary duty of good faith, GAAP and the Company’s Audit Committee charter. The complaints in the Cardinal Health Franklin County derivative actions sought money damages and equitable relief against the defendant directors and an award of attorney’s fees. On November 22, 2004, the Cardinal Health Franklin County derivative actions were transferred to be heard by the same judge. On June 20, 2006, the plaintiffs filed a consolidated amended complaint that included significant overlap with the substantive allegations contained in the consolidated amended complaint filed in the Cardinal Health federal securities litigation and the Weed complaint discussed below.

On September 27, 2006, a derivative complaint was filed by a purported shareholder against certain members of the Human Resources and Compensation Committee of the Company’s Board of Directors, certain of the Company’s current and former officers and the Company as a nominal defendant in the Court of Common Pleas, Franklin County, Ohio, as a purported derivative action. Barry E. Weed v. John F. Havens, et al., No. 06 CV H09 12620. The complaint alleged that the individual defendants breached their fiduciary duties with respect to the timing of the Company’s option grants in August 2004 and that the officer defendants were unjustly enriched with respect to such grants. The complaint sought money damages, disgorgement of options, equitable relief and costs and disbursements of the action, including attorney’s fees.

On June 29, 2007, the Company and other parties to derivative litigation described above entered into a memorandum of understanding to settle the Staehr derivative action, the Cardinal Health Franklin County derivative actions and the Weed derivative action (collectively, the “Derivative Actions”). In addition to the plaintiffs and the Company, the parties to the memorandum of understanding included all individual named defendants in the Derivative Actions, consisting of the following current and former executives and directors: David Bing, George H. Conrades, John F. Finn, Robert L. Gerbig, John F. Havens, J. Michael Losh, John B. McCoy, Richard C. Notebaert, Michael D. O’Halleran, David W. Raisbeck, Jean G. Spaulding, Matthew D. Walter, Robert D. Walter, William E. Bindley, Regina E. Herzlinger, Melburn G. Whitmire, George L. Fotiades, James F. Millar, Mark W. Parrish, Richard J. Miller, Ronald K. Labrum and Anthony J. Rucci.

Under the memorandum of understanding, in full and final settlement of all claims in the Derivative Actions, the individual defendants were to cause proceeds from their applicable directors and officers insurance policies totaling $70.0 million to be paid to the Company, less an amount not more than $12.0 million as is approved by court order for plaintiffs’ attorneys’ fees and costs. During the quarter ended December 31, 2007, the Company received $23.0 million in net proceeds from the settlement which was recognized as income within special items in its consolidated statement of earnings for the quarter. The Company expects to receive the remaining $35.0 million in net proceeds during the quarter ending June 30, 2008.

The memorandum of understanding further provided that the Company and its board of directors adopt a corporate governance enhancement requiring the audit committee of the board to meet in executive session with the Company’s Chief Financial Officer and Chief Legal Officer no less than annually. Also under the memorandum of understanding, each plaintiff in the Derivative Actions and the Company was to grant each of the individual defendants and employees, agents and representatives of the Company a comprehensive release and covenant not to sue, as broad as permissible under the law, that with certain narrow exceptions covers all claims by or on behalf of the Company that are or could have been asserted in the Derivative Actions that arise out of or in connection with or are related to any of the acts, matters or transactions referred to in the Derivative Actions.

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

On October 8, 2007, a stipulation of settlement incorporating the terms of the settlement discussed above was filed with the Court, and the Court entered an order preliminarily approving the settlement. On December 17, 2007, the Court held a final approval hearing and entered an order approving the settlement, awarding the plaintiffs’ counsel $12.0 million in fees from the $70.0 million settlement amount, and dismissing the case. The individual defendants in the Derivative Actions continue to deny the violations of law alleged in those actions, and the settlement acknowledged that the individual defendants entered into the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purports to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The litigation alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Court of Appeals for the Ninth Circuit entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. Syncor filed a petition for rehearing on June 26, 2007, which on October 9, 2007 was denied. On October 23, 2007, Syncor filed a petition for rehearing en banc, which on October 30, 2007 was denied. On January 17, 2008, the defendants filed an answer to the third amended consolidated complaint.

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

It is not currently possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the proceedings described under the heading “Shareholder/ ERISA Litigation against Syncor.” However, the Company currently does not believe that the impact of these proceedings will have a material adverse effect on the Company’s results of operations or financial condition. The Company currently believes that there will be some insurance coverage available under the

Company’s and Syncor’s insurance policies. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

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

State Attorneys General Investigation related to Repackaged Pharmaceuticals

In October 2005, the Company received a subpoena from the Attorney General’s Office of the State of Illinois. The subpoena stated that the Illinois Attorney General’s Office is examining whether the Company presented or caused to be presented false claims for payment to the Illinois Medicaid program relating to repackaged pharmaceuticals. The Company received a letter in May 2007 that was sent jointly from the Illinois and New York Attorney General’s Offices on behalf of a National Association of Medicaid Fraud Control Units team. The letter alleged that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and alleges that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. The letter requested the Company to change these business practices, asked for additional information and asserted potential theories for damages. The Company is cooperating with the state attorney general offices regarding this matter. The Company cannot currently predict the outcome of this investigation or its ultimate impact on the Company’s business, including whether changes to business practices will be required, and cannot estimate the amount of loss or range of possible loss.

DEA Matter

In a series of actions, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice suspended the licenses to distribute controlled substances held by certain of the Company’s distribution centers. Specifically, the DEA issued an Order to Show Cause and Immediate Suspension (an “Order”), dated November 28, 2007, with respect to the Company’s Auburn, Washington distribution center; an Order, dated December 5, 2007, with respect to the Company’s Lakeland, Florida distribution center; and an Order, dated December 7, 2007, with respect to the Company’s Swedesboro, New Jersey distribution center. In each Order, the DEA asserts that the Company did not maintain effective controls against diversion of particular controlled substances into other than legitimate medical, scientific and industrial channels and specifically cites the Company’s sale of hydrocodone to pharmacies that have allegedly dispensed excessive amounts of the drug for illegitimate purposes. On December 26, 2007, an Administrative Law Judge handling the Orders granted the Company’s request to consolidate revocation hearings and stay the consolidated matter. The Company has taken steps to deliver controlled substances to customers of the distribution centers affected by the Orders using other Company distribution centers, in some cases on delayed delivery schedules. In addition, the DEA issued an Order to Show Cause, dated January 30, 2008, pertaining to the license to distribute controlled substances held by the Company’s Stafford, Texas distribution center (the “Stafford Order”). The Stafford Order did not suspend the facility’s license to distribute controlled substances, and no hearing date has been set.

The Company is evaluating its controls against diversion of controlled substances on a company-wide basis. The Company has taken actions to strengthen these controls and is developing a plan to further enhance the controls. To date, the Company has established a new centralized supply chain security and anti-diversion function accountable to executive management, including the addition of new personnel; begun implementing technological enhancements to augment the Company’s controls against the diversion of controlled substances; and suspended the distribution of controlled substances to certain pharmacies based on the nature of activity in the pharmacies’ accounts. The Company’s plan currently includes, among other things, the following additional actions: further addition of appropriate personnel to the Company’s new supply chain security and anti-diversion function; enhancing employee training programs; and otherwise strengthening and expanding the Company’s anti-diversion processes. The Company expects to supplement this plan as its evaluation progresses. The Company is engaged in discussions with the DEA relating to the concerns underlying the DEA’s actions and cannot currently predict the outcome of this matter, the amount, if any, that will be incurred to resolve this matter or the matter’s ultimate impact on the Company’s business.

Alaris Pump Module Recall

In November 2007, the Company notified customers of a voluntary recall for certain Alaris® Pump modules, model 8100 (formerly known as Medley™ Pump module). The Company initiated the recall as a result of information indicating that the units may contain misassembled occluder springs that could lead to over-infusion of patients. As part of the recall, the Company will inspect the devices at its service facility and repair those units with misassembled springs. There have been approximately 200,000 Alaris® Pump modules distributed worldwide that are affected by this recall. In December 2007, the Company received notification that the U.S. Food and Drug Administration (the “FDA”) had classified the recall as a Class 1 recall (the FDA’s highest priority). The Company accrued reserves of $10.0 million and $14.0 million during the three and six months ended December 31, 2007, respectively, for costs associated with this recall. At this time, the Company expects that the reserve amount will be sufficient to implement the planned recall. However, there is no assurance that additional developments related to this matter, including actions by the FDA, will not occur, the effects of which the Company is not able to predict and which could materially affect the Company’s results of operations or financial condition.

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

Also from time to time, the Company may determine that products manufactured or marketed by the Company may not meet company specifications, published standards, or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. The Company has recalled, and/or conducted field alerts relating to, certain of its products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. The Company does not believe that these activities (other than those specifically disclosed in this Form 10-Q) have had or will have a material adverse effect on its business or results of operations.

8. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2007, the maximum amount the Company could be required to reimburse was $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.6 million recorded as of December 31, 2007 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At December 31 and June 30, 2007, notes in the program subject to the guaranty of the Company totaled $37.9 million and $36.7 million, respectively. At December 31 and June 30, 2007, accruals for premiums received in advance of the bank’s collection of notes were $0.8 million and $0.8 million, respectively.

9. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Weighted-average Common Shares – basic	358.7	402.2	360.8	403.4
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	5.9	8.4	7.0	8.6

Weighted-average Common Shares – diluted	364.6	410.6	367.8	412.0

The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2007 and 2006 were 19.1 million and 21.4 million, respectively, and for the six months ended December 31, 2007 and 2006 were 16.0 million and 20.2 million, respectively.

Shareholders’ Equity

During the first quarter of fiscal 2008, the Company repurchased approximately $342.0 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At December 31, 2007, approximately $406.0 million remained from the $4.5 billion repurchase authorization.

During the three and six months ended December 31, 2007, the Company repurchased approximately $350 million and $600 million, respectively, of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At December 31, 2007, approximately $1.4 billion remained from the $2.0 billion repurchase authorization.

During the second quarter of fiscal 2008, the Company retired 128 million Common Shares in treasury. The retirement of these shares had no impact on total shareholders’ equity; however, it did impact certain of the individual components of shareholders’ equity as follows: $1.0 billion decrease in Common Shares, $7.5 billion decrease in retained earnings and $8.5 billion decrease in Common Shares in treasury.

10. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and six months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Net earnings	$324.7	$739.3	$626.5	$1,010.0
Foreign currency translation adjustment	13.1	28.1	45.6	54.8
Net unrealized gain/(loss) on derivative instruments	(4.2)	1.5	(11.7)	0.2
Net change in minimum pension liability	—	—	—	1.3
Other	(0.4)	—	(0.4)	—

Total comprehensive income	$333.2	$768.9	$660.0	$1,066.3

11. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis and are comprised of four reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products and Technologies.

The Healthcare Supply Chain Services – Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care and hospital pharmacies. This segment also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as alternate care customers. This segment also operates centralized nuclear pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. This segment also operates specialty pharmacy facilities, and it franchises and operates apothecary-style retail pharmacies.

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

The Medical Products and Technologies segment develops, manufactures and sources medical and surgical products and technologies for distribution to hospitals, physician offices, surgery centers and other healthcare providers.

The following table includes revenue for each business segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Revenue:
Healthcare Supply Chain Services - Pharmaceutical	$20,350.8	$19,237.6	$39,571.6	$37,770.4
Healthcare Supply Chain Services - Medical	2,014.9	1,872.5	3,935.6	3,678.5
Clinical Technologies and Services	714.5	662.4	1,363.5	1,256.9
Medical Products and Technologies	666.8	455.0	1,290.0	878.6

Total segment revenue	23,747.0	22,227.5	46,160.7	43,584.4
Corporate (1)	(464.3)	(442.9)	(904.6)	(862.3)

Total consolidated revenue	$23,282.7	$21,784.6	$45,256.1	$42,722.1

(1)	Corporate revenue primarily consists of the elimination of inter-segment revenue which includes $280.8 million and $547.2 million for the three and six months ended December 31, 2007, respectively, and $260.7 million and $506.8 million for the three and six months ended December 31, 2006, respectively.

The Company evaluates the performance of the segments based on segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses (“SG&A”). Segment SG&A expenses include allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and investment spending are not allocated to the segments (see below for an explanation of investment spending). See Note 2 for further discussion of the Company’s special items and impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the 2007 Form 10-K.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three and six months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Segment profit:
Healthcare Supply Chain Services - Pharmaceutical	$258.0	$328.0	$563.4	$616.7
Healthcare Supply Chain Services - Medical	71.5	81.9	129.0	146.1
Clinical Technologies and Services	115.5	91.9	213.7	143.3
Medical Products and Technologies	68.8	46.9	125.7	92.9

Total segment profit	513.8	548.7	1,031.8	999.0
Corporate (1)	5.4	(36.8)	(22.8)	(36.0)

Total consolidated operating earnings	$519.2	$511.9	$1,009.0	$963.0

(1)	For the three and six months ended December 31, 2007 and 2006, Corporate includes special items, impairment charges and other and certain other Corporate investment spending described below:

•

Special items — Corporate includes special items of $29.5 million and $52.0 million during the three and six months ended December 31, 2007, respectively, and $19.6 million and $41.8 million, respectively, for the comparable prior year periods (see Note 2 for discussion of special items).

•

Impairment charges and other —Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairment charges and other were $(23.0) million and $(23.2) million during the three and six months ended December 31, 2007, respectively, and $12.6 million and $14.3 million, respectively, for the comparable prior year periods (see Note 2 for discussion of impairment charges and other).

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate executive management, the expenses for such projects are retained at Corporate. Investment spending totaled $6.3 million and $11.3 million during the three and six months ended December 31, 2007, respectively, and $3.0 million and $5.0 million, respectively, for the comparable prior year periods.

12. EMPLOYEE EQUITY PLANS

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

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service periods. Restricted shares and share units granted under the Plans generally vest in equal annual installments over three years. In accordance with SEC Staff Accounting

Bulletin No. 107, “Share-Based Payment”, the Company classifies equity-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31, 2007		For the Three Months Ended December 31, 2006
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings: (1) (2) (3)	$519.2	$(28.4)	$511.9	$(33.0)
Earnings from continuing operations:	$325.1	$(18.9)	$315.5	$(22.4)

Net earnings:	$324.7	$(18.9)	$739.3	$(27.3)
Net basic earnings per Common Share:	$0.91	$(0.05)	$1.84	$(0.07)
Net diluted earnings per Common Share:	$0.89	$(0.05)	$1.80	$(0.07)

The following table illustrates the impact of equity-based compensation on reported amounts for the six months ended December 31, 2007 and 2006:

	For the Six Months Ended December 31, 2007		For the Six Months Ended December 31, 2006
in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings: (1) (2) (3)	$1,009.0	$(54.5)	$963.0	$(70.4)
Earnings from continuing operations:	$628.3	$(35.9)	$606.9	$(47.0)
Net earnings:	$626.5	$(35.9)	$1,010.0	$(57.6)

Net basic earnings per Common Share:	$1.74	$(0.10)	$2.50	$(0.14)
Net diluted earnings per Common Share:	$1.70	$(0.10)	$2.45	$(0.14)

(1)	The total equity-based compensation expense for the three months ended December 31, 2007 and 2006 included gross stock appreciation rights (“SARs”) income of approximately $2.4 million and $1.5 million, respectively. The total equity-based compensation expense for the six months ended December 31, 2007 and 2006 included gross SARs income of approximately $6.3 million and $1.7 million, respectively. The SARs fair value has been and will continue to be remeasured until they are exercised. Any increase in the fair value of the SARs is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. In the fourth quarter of fiscal 2007, 0.6 million of the 1.0 million SARs outstanding were exercised. Based upon the terms of the SAR agreement, the benefit will be deferred until six months following the termination of employment and will be credited with interest at the Prime Rate from the date of exercise until the payment date.
(2)	The total equity-based compensation expense for the three months ended December 31, 2007 and 2006 included gross restricted share and restricted share unit expense of approximately $15.5 million and $10.7 million, respectively, gross employee option expense of approximately $12.6 million and $20.9 million, respectively, and gross employee stock purchase plan expense of approximately $2.7 million and $2.9 million, respectively. The total equity-based compensation expense for the six months ended December 31, 2007 and 2006 included gross restricted share and restricted share unit expense of approximately $26.4 million and $19.7 million, respectively, gross employee option expense of approximately $ 29.5 million and $47.6 million, respectively, and gross employee stock purchase plan expense of approximately $4.9 million and $4.8 million, respectively.
(3)	Equity-based compensation charged to discontinued operations was approximately $4.9 million and $10.6 million, net of tax benefits of $2.4 million and $5.5 million, for the three and six months ended December 31, 2006, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2007 through December 31, 2007:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2007	35.9	$56.91
Granted	2.9	67.04
Exercised	(3.2)	47.36
Canceled	(1.2)	64.22

Balance at December 31, 2007	34.4	$58.31

Exercisable at December 31, 2007	26.9	$56.40

The weighted average fair value of stock options granted during the six months ended December 31, 2007 was $17.98.

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

At December 31, 2007, the Company had a committed receivables sales facility program available through CHF with capacity to sell $850.0 million in receivables. Recourse is provided under the program by the requirement that CHF retain a percentage subordinated interest in the sold receivables. During the second quarter of fiscal 2008, the Company amended its committed receivables sales facility program available through CHF. In connection with the amendment, the facility was increased from $800.0 million to $850.0 million and extended for an additional 364 days.

See Note 19 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K for more information regarding the off-balance sheet arrangements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of December 31, 2007 and June 30, 2007, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2007 and 2006. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2007 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in the 2007 Form 10-K (under “Item 1A: Risk Factors”) and are incorporated in this Form 10-Q by reference. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Continued demand for the Company’s products and services during the three and six months ended December 31, 2007 led to revenue of $23.3 billion, up 7%, and $45.3 billion, up 6%, respectively, from the same period in the prior year. Operating earnings increased 1% and 5%, respectively, to approximately $519 million and $1.0 billion, respectively, and were favorably impacted by increased gross margin ($55 million and $196 million, respectively) offset by increases in selling, general and administrative expenses ($73 million and $178 million, respectively). Net earnings for the three and six months ended December 31, 2007 were $325 million and $627 million, respectively, and net diluted earnings per Common Share were $0.89 and $1.70, respectively.

Cash from operating activities decreased $257 million during the six months ended December 31, 2007 to $383 million compared to the same period in the prior year primarily due to an overall increase in the Company’s working capital. Cash used in investing activities was $72 million due primarily to capital spending ($172 million) offset by net proceeds from the sale of certain short-term investments classified as available for sale ($132 million). Cash used in financing activities was $435 million due to the Company’s cash payments for treasury shares ($1.0 billion) offset by a net increase in commercial paper and short-term borrowings ($519 million) and proceeds from the issuance of shares ($164 million).

During the first quarter of fiscal 2008, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion repurchase authorization which began during fiscal 2007 and expires on June 30, 2008. On August 8, 2007, the Company announced an additional $2.0 billion share repurchase program which expires on August 31, 2009. During the three and six months ended December 31, 2007, the Company repurchased approximately $350 million and $600 million of its Common Shares under this new share repurchase program. Also during the three and six months ended December 31, 2007, the Company paid $44 million and $88 million, respectively, in dividends or $0.12 and $0.24, respectively, per share.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except per Common Share amounts)	Change (1)	2007	2006	Change (1)	2007	2006
Revenue	7%	$23,282.7	$21,784.6	6%	$45,256.1	$42,722.1
Cost of products sold	7%	21,928.1	20,484.7	6%	42,559.3	40,221.7

Gross margin	4%	$1,354.6	$1,299.9	8%	$2,696.8	$2,500.4
Selling, general and administrative expenses	10%	828.9	755.8	12%	1,659.0	1,481.3
Impairment charges and other	N.M.	(23.0)	12.6	N.M.	(23.2)	14.3
Special items	N.M.	29.5	19.6	N.M.	52.0	41.8

Operating earnings	1%	$519.2	$511.9	5%	$1,009.0	$963.0
Interest expense and other	54%	50.0	32.4	33%	92.9	70.1

Earnings before income taxes and discontinued operations	(2)%	$469.2	479.5	3%	$916.1	892.9
Provision for income taxes	(12)%	144.1	164.0	1%	287.8	286.0

Earnings from continuing operations	3%	$325.1	$315.5	4%	$628.3	$606.9
Earnings/(loss) from discontinued operations	N.M.	(0.4)	423.8	N.M.	(1.8)	403.1

Net earnings	(56)%	$324.7	$739.3	(38)%	$626.5	$1,010.0

Net diluted earnings per Common Share	(51)%	$0.89	$1.80	(31)%	$1.70	$2.45

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2007 compared to the same period in the prior year.

Revenue

Revenue for the three and six months ended December 31, 2007 increased $1.5 billion or 7% and $2.5 billion or 6%, respectively, compared to the same period in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (combined impact of volume and pharmaceutical price appreciation was $1.5 billion and $2.6 billion, respectively), the impact of acquisitions ($214 million and $427 million, respectively) and new customers ($159 million and $264 million, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 6.7% for the trailing twelve months ended December 31, 2007. Revenue was negatively impacted during the three and six months ended December 31, 2007 by the loss of customers ($353 million and $802 million, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2007 increased $1.4 billion or 7% and $2.3 billion or 6%, respectively, compared to the same period in the prior year. The increase in cost of products sold was mainly due to the respective 7% and 6% increases in revenue for the three and six months ended December 31, 2007 compared to the same period in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three and six months ended December 31, 2007 increased $55 million or 4% and $196 million or 8%, respectively, compared to the same period in the prior year. The increase in gross margin was primarily due to the respective 7% and 6% growth in revenue, including the impact of acquisitions ($85 million and $162 million, respectively). Gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services – Pharmaceutical segment ($89 million and $159 million, respectively) as a result of increased sales volume, the repricing of several large customer contracts in the second half of fiscal 2007 and the first half of fiscal 2008, and growth of approximately 12% and 11%, respectively, in sales to bulk customers which tend to have larger customer discounts. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three and six months ended December 31, 2007 increased $73 million or 10% and $178 million or 12%, respectively, compared to the same period in the prior year primarily in support of revenue growth, which includes the impact of acquisitions ($68 million and $136 million, respectively). SG&A expenses were favorably impacted by a year-over-year reduction in equity-based compensation expense for the three and six months ended December 31, 2007 compared to the same period in the prior year ($5 million and $16 million, respectively). The reduction in equity-based compensation expense was due to changes made to the Company’s employee equity plans. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

Impairment Charges and Other

The Company recognized impairment charges and other of $(23) million for both the three and six months ended December 31, 2007 compared to $13 million and $14 million, respectively, for the three and six months ended December 31, 2006. During the three months ended December 31, 2007, the Company divested an investment within the Healthcare Supply Chain Services – Pharmaceutical segment. As a result of the divestiture, the Company recorded a $23 million gain in impairment charges and other. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of impairment charges and other during the three and six months ended December 31, 2007 and 2006.

Special Items

The following is a summary of the Company’s special items for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Restructuring charges	$31.5	$10.0	$46.2	$21.8
Acquisition integration charges	10.0	9.1	15.5	11.1
Litigation and other	(12.0)	0.5	(9.7)	8.9

Total special items	$29.5	$19.6	$52.0	$41.8

During the three and six months ended December 31, 2007, the Company recognized income of $23 million related to the settlement of the Derivatives Actions discussed in Note 7 of “Notes to Condensed Consolidated Financial Statements.” The income was offset by a charge of $10 million during the three months ended December 31, 2007 related to the settlement of certain litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment and a charge of $1 million during the first quarter of fiscal 2008 with respect to certain pending litigation in the same segment. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s special items during the three and six months ended December 31, 2007 and 2006.

Operating Earnings

Operating earnings increased $7 million or 1% and $46 million or 5%, respectively, during the three and six months ended December 31, 2007 compared to the same period in the prior year. Operating earnings were favorably impacted by higher gross margin ($55 million and $196 million, respectively), a gain from the sale of an investment during the second quarter of fiscal 2008 ($23 million) and net favorable litigation settlements during the second quarter of fiscal 2008 ($12 million). Operating earnings were negatively impacted by increased SG&A expenses ($73 million and $178 million, respectively) and increased restructuring and acquisition integration charges ($22 million and $29 million, respectively).

Interest Expense and Other

Interest expense and other increased $18 million or 54% and $23 million or 33%, respectively, during the three and six months ended December 31, 2007 compared to the same period in the prior year primarily due to increased borrowing levels and the impact of the prior year allocation of interest expense to discontinued operations (combined impact of $20 million and $38 million, respectively). The increase in interest expense was partially offset by increased investment income ($6 million and $12 million, respectively) and the favorable impact of foreign exchange ($2 million and $8 million, respectively).

Interest expense allocated to discontinued operations for the PTS Business was $9 million and $17 million for the three and six months ended December 31, 2006, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. Upon divesting the PTS Business in the fourth quarter of fiscal 2007, interest expense remained in continuing operations.

Provision for Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

As of July 1, 2007, the Company had $596.6 million of unrecognized tax benefits. Included in the total amount of $596.6 million is $386.5 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions in the amount of $21.0 million related to acquired companies. Recognition of these tax benefits would not affect the Company’s effective tax rate. The entire $596.6 million of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, the Company had $148.9 million accrued for the payment of interest and penalties, which is a gross amount before any tax benefits. The entire $148.9 million of accrued interest and penalties is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

During the six-month period ended December 31, 2007, the amount of unrecognized tax benefits increased to $641.9 million.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) currently has ongoing audits of open fiscal years from 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. Although it is not possible to predict the timing of the conclusion of the ongoing audits with accuracy, the Company anticipates that the examination phase of the 2001 through 2005 IRS audits could be completed within the next 12 months. If this were to occur, it is reasonably possible that there could be a change in the amount of unrecognized tax benefits. However, based on the current status of all ongoing audits and the protocol of finalizing audits by the relevant tax authorities (which could include formal legal proceedings), it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded unrecognized tax benefits.

Provision for Income Taxes – Continuing Operations

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 30.7% for the three months ended December 31, 2007, and 31.4% for the six months ended December 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

The effective tax rate for the three months ended December 31, 2007 was benefited by $8.9 million or 1.2 percentage points as a result of the release of a valuation allowance that had previously been established with respect to an investment within the Healthcare Supply Chain Services – Pharmaceutical segment which was divested during the second quarter of fiscal 2008. The effective tax rate for the six months ended December 31, 2007 was benefited by 1.1 percentage points due to the mix of special items and impairment charges being deductible at effective tax rates higher than the average effective tax rate.

Provision for Income Taxes—Discontinued Operations

The Company’s benefit for income taxes on discontinued operations was $416.1 million and $435.9 million for the three and six months ended December 31, 2006, respectively. During the second quarter of fiscal 2007, the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the PTS Business included in discontinued operations and the book basis of the Company’s investment in those businesses.

Earnings/(Loss) from Discontinued Operations

See Note 3 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

DEA Matter

In a series of actions taken during November and December 2007, the DEA suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. The Company is evaluating its controls against diversion of controlled substances on a company-wide basis, has taken actions to strengthen these controls, is developing a plan to enhance the controls and is engaged in discussions with the DEA relating to the concerns underlying the DEA’s actions. The Company expects that it will incur significant expenses related to this matter in fiscal 2008 and has lost customers, and may lose additional customers, related to this matter. Such expenses and related lost revenue will have an adverse effect on the Company’s results of operations during fiscal 2008. The Company discusses this matter in greater detail in Note 7 of “Notes to Condensed Consolidated Financial Statements.”

Segment Results of Operations

Reportable Segments

The Company’s operations are organized into four reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products and Technologies. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation depending on the nature of the expense. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other, and costs associated with certain strategic investments that require the approval of executive management are not allocated to the segments. See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

Revenue increased in each of the Company’s four reportable segments during the three and six months ended December 31, 2007 compared to prior year. Segment profit increased for both the three and six months ended December 31, 2007 in the Clinical Technologies and Services (26% and 49%, respectively) and Medical Products and Technologies (46% and 35%, respectively) segments. Segment profit decreased for both the three and six months ended December 31, 2007 in the Healthcare Supply Chain Services – Pharmaceutical (21% and 9%, respectively) and Healthcare Supply Chain Services – Medical segments (13% and 12%, respectively).

The following table summarizes segment revenue for the three and six month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Growth (1)	2007	2006	Growth (1)	2007	2006
Healthcare Supply Chain Services – Pharmaceutical:
Revenue from non-bulk customers(2)	1%	$10,658.0	$10,564.4	—%	$20,936.5	$21,038.2
Revenue from bulk customers(2)	12%	9,692.8	8,673.2	11%	18,635.1	16,732.2

Total Healthcare Supply Chain Services – Pharmaceutical	6%	$20,350.8	$19,237.6	5%	$39,571.6	$37,770.4
Healthcare Supply Chain Services—Medical	8%	2,014.9	1,872.5	7%	3,935.6	3,678.5
Clinical Technologies and Services	8%	714.5	662.4	8%	1,363.5	1,256.9
Medical Products and Technologies	47%	666.8	455.0	47%	1.290.0	878.6

Total segment revenue	7%	23,747.0	22,227.5	6%	46,160.7	43,584.4
Corporate(3)	N.M.	(464.3)	(442.9)	N.M.	(904.6)	(862.3)

Total consolidated revenue	7%	$23,282.7	$21,784.6	6%	$45,256.1	$42,722.1

(1)	Growth is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2007 as compared to the same period in the prior year.
(2)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, pharmacies, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Healthcare Supply Chain Services – Pharmaceutical section for a more detailed description of revenue from bulk customers.
(3)	Corporate revenue consists of the elimination of inter-segment revenue for all periods presented.

The following table summarizes segment profit for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change (1)	2007	2006	Change (1)	2007	2006
Healthcare Supply Chain Services—Pharmaceutical	(21)%	$258.0	$328.0	(9)%	$563.4	$616.7
Healthcare Supply Chain Services—Medical	(13)%	71.5	81.9	(12)%	129.0	146.1
Clinical Technologies and Services	26%	115.5	91.9	49%	213.7	143.3
Medical Products and Technologies	46%	68.8	46.9	35%	125.7	92.9

Total segment profit	(6)%	513.8	548.7	3%	1,031.8	999.0
Corporate (2)	N.M.	5.4	(36.8)	N.M.	(22.8)	(36.0)

Consolidated operating earnings	1%	$519.2	$511.9	5%	$1,009.0	$963.0

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2007 compared to the same period in the prior year.
(2)	For the three and six months ended December 31, 2007 and 2006, Corporate includes special items, impairment charges and other, and certain other Corporate investment spending that require the approval of executive management as described below:

•

Special items — Corporate includes special items of $30 million and $52 million for the three and six months ended December 31, 2007, respectively, compared to $20 million and $42 million for the three and six months ended December 31, 2006, respectively (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairment charges and other —Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairment charges and other were $(23) million for both the three and six months ended December 31, 2007 compared to $13 million and $14 million for the three and six months ended December 31, 2006, respectively (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” for discussion of impairment charges and other).

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate executive management, the expenses for such projects are retained at Corporate. Investment spending for the three and six months ended December 31, 2007 was $6 million and $11 million, respectively, compared to $3 million and $5 million for the three and six months ended December 31, 2006, respectively.

Healthcare Supply Chain Services – Pharmaceutical Performance

During the three and six months ended December 31, 2007, Healthcare Supply Chain Services – Pharmaceutical experienced revenue growth and segment profit decline compared to the prior year. Revenue growth was primarily a result of additional volume from existing bulk customers and pharmaceutical price appreciation. The decline in segment profit was primarily a result of the repricing of several large customer contracts in the second half of fiscal 2007 and the first half of fiscal 2008 and unfavorable sales mix, generic deflation and a decrease in the impact of generic launches. In addition, during the three months ended December 31, 2007, Healthcare Supply Chain Services – Pharmaceutical received less benefit from manufacturer price appreciation; however, during the six months ended December 31, 2007, it received more benefit from manufacturer price appreciation compared to the prior year. The various factors listed above, plus the costs and lost revenue associated with the above-described DEA matter, are expected to adversely impact segment profit during the remainder of fiscal 2008.

Healthcare Supply Chain Services – Pharmaceutical revenue growth of $1.1 billion or 6% and $1.8 billion or 5%, respectively, during the three and six month period ended December 31, 2007 as compared to the prior year period was primarily due to additional volume from existing bulk customers and pharmaceutical price appreciation (combined impact of volume and pharmaceutical price appreciation was $1.3 billion and $2.3 billion, respectively). The pharmaceutical price appreciation index was 6.7% for the trailing twelve months ended December 31, 2007. Revenue was also positively impacted by new customers ($113 million and $197 million, respectively). Negatively impacting growth in revenue was the loss of customers ($291 million and $709 million, respectively) in the current year periods compared to the prior year periods.

Healthcare Supply Chain Services — Pharmaceutical segment profit decreased $70 million or 21% and $53 million or 9%, respectively, during the three and six months ended December 31, 2007 compared to the same period in the prior year. The decrease in segment profit was caused by a $69 million and $56 million decrease in gross margin during the three and six months ended December 31, 2007, respectively. The decline in gross margin was primarily due to increased customer discounts ($89 million and $159 million, respectively) as a result of increased sales volume, the repricing of several large customer contracts in the second half of fiscal 2007 and the first half of fiscal 2008 and growth of approximately 12% and 11%, respectively, in sales to bulk customers which tend to have larger customer discounts. The Company expects a certain level of continued customer discounting due to the competitive market in which it operates. Gross margin was also negatively impacted by decreased generic margin ($31 million and $44 million, respectively) primarily due to generic deflation and the impact of generic launches in the prior year which did not occur in the current year partially offset by increased unit sales growth. The Company generally earns the highest margins on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary. Distribution service agreement fees and pharmaceutical price appreciation were approximately $12 million lower year over year for the three months ended December 31, 2007 resulting in a negative impact on gross margin due to less benefit received from manufacturer price appreciation during the current period compared to the prior year period. Distribution service agreement fees and pharmaceutical price appreciation were $56 million higher year over year for the six months ended December 31, 2007 resulting in a favorable impact on gross margin due to increased sales volume and benefit from manufacturer price appreciation. Gross margin was positively impacted during the three and six months ended December 31, 2007 by increased manufacturer cash discounts due to increased sales volume ($42 million and $53 million, respectively).

SG&A expenses remained relatively flat for the three and six months ended December 31, 2007 compared to the prior year period and was positively impacted by a change in the allocation of corporate costs as well as spending controls. During fiscal 2008, a change in the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits resulted in decreased expense ($6 million and $11 million, respectively) allocated to Healthcare Supply Chain Services – Pharmaceutical.

The Company’s results could be adversely affected if sales of pharmaceutical products decline, the frequency of new generic pharmaceutical launches decreases, or generic price deflation exceeds or pharmaceutical price appreciation on branded products decreases from their historical rates. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the frequency of new generic pharmaceutical launches increases, or generic price deflation decreases from or pharmaceutical price appreciation on branded products exceeds their historical rates.

Bulk and Non-Bulk Customers. The Healthcare Supply Chain Services – Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. For example, a single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. To assist the Company in managing its business, an internal analysis has been prepared to allocate segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except percentage of revenue)	2007	2006	2007	2006
Non-bulk customers:
Revenue from non-bulk customers	$10,658	$10,564	$20,937	$21,038
Segment expenses allocated to non-bulk customers(1)	$10,432	$10,285	$20,460	$20,493
Segment profit from non-bulk customers(1)	$226	$279	$477	$545
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers(1)	2.1%	2.6%	2.3%	2.6%
Bulk customers:
Revenue from bulk customers	$9,693	$8,673	$18,635	$16,732
Segment expenses allocated to bulk customers(1)	$9,661	$8,624	$18,549	$16,660
Segment profit from bulk customers(1)	$32	$49	$86	$72
Segment profit from bulk customers as a percentage of revenue from bulk customers(1)	0.3%	0.6%	0.5%	0.4%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) within the Healthcare Supply Chain Services – Pharmaceutical segment services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) within the Healthcare Supply Chain Services – Pharmaceutical segment only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) within the Healthcare Supply Chain Services – Pharmaceutical segment service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

During the three months ended December 31, 2007 revenue from non-bulk customers increased $94 million compared to the same period in the prior year due to additional volume from existing customers partially offset by the loss of customers. During the six months ended December 31, 2007 revenue from non-bulk customers decreased $101 million compared to the same period in the prior year due to the loss of customers partially offset by additional volume from existing customers. Segment profit from non-bulk customers decreased $53 million and $68 million during the three and six months ended December 31, 2007, respectively, compared to the same period in the prior year. This decrease in segment profit from non-bulk customers was due primarily to the sales volume coupled with an increase in customer discounts.

During the three and six months ended December 31, 2007 revenue from bulk customers increased $1.0 billion and $1.9 billion, respectively, compared to the same period in the prior year due to new contracts signed with existing customers which resulted in increased volume from existing customers. Segment profit from bulk customers decreased $17 million during the three months ended December 31, 2007 compared to the same period in the prior year due to increased customer discounts partially offset by increased manufacturer cash discounts related to sales volume growth. Segment profit from bulk customers increased $14 million during the six months ended December 31, 2007 compared to the same period in the prior year due to the increase in distribution service agreement fees and pharmaceutical price appreciation and increased manufacturer cash discounts related to sales volume growth partially offset by additional customer discounts.

Healthcare Supply Chain Services – Medical Performance

Healthcare Supply Chain Services – Medical segment revenue growth of $142 million or 8% and $257 million or 7%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period resulted primarily from increased volume from existing hospital, laboratory, and ambulatory care customers ($160 million and $286 million, respectively), new customer accounts ($30 million and $41 million, respectively) and the impact of foreign exchange ($18 million and $26 million, respectively). Revenue was negatively impacted by the loss of customers ($63 million and $93 million, respectively).

Healthcare Supply Chain Services – Medical segment profit decreased $10 million or 13% and $17 million or 12%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period. Gross margin increased segment profit by $6 million and $8 million, respectively, during the three and six months ended December 31, 2007 compared to the prior year period primarily as a result of revenue growth. Increases in SG&A expenses decreased segment profit by $16 million and $25 million, respectively, during the three and six months ended December 31, 2007 partially as a result of changing the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits. The change in methodology resulted in increased expense ($6 million and $11 million, respectively) allocated to the Healthcare Supply Chain Services – Medical segment.

Clinical Technologies and Services Performance

Clinical Technologies and Services segment revenue grew $52 million or 8% and $107 million or 8%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period. Revenue growth was favorably impacted by new products ($26 million and $46 million, respectively), new customers ($16 million and $26 million, respectively) and the impact of foreign exchange ($8 million and $12 million, respectively).

Clinical Technologies and Services segment profit increased $24 million or 26% and $70 million or 49%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period. Gross margin increased segment profit by $28 million and $79 million, respectively, during the three and six months ended December 31, 2007 primarily as a result of revenue growth and a favorable mix of higher margin products. The year over year impact of charges for product recalls and reserves for the Alaris Pump module and Alaris SE pump negatively impacted gross margin for the three and six months ended December 31, 2007 by $10 million and $1 million, respectively. Increases in SG&A expenses decreased segment profit by $5 million and $8 million, respectively, during the three and six months ended December 31, 2007.

Medical Products and Technologies Performance

Medical Products and Technologies segment revenue grew $212 million or 47% and $411 million or 47%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period. Revenue growth for the segment was favorably impacted by the Viasys acquisition ($173 million and $341 million, respectively), international revenue growth ($26 million and $42 million, respectively), which includes the impact of foreign exchange ($16 million and $24 million, respectively), and new product launches ($10 million and $20 million, respectively).

Medical Products and Technologies segment profit increased $22 million or 46% and $33 million or 35%, respectively, during the three and six months ended December 31, 2007 compared to the prior year period. Gross margin increased segment profit by $90 million and $167 million, respectively, during the three and six months ended December 31, 2007 primarily as a result of revenue growth, the Viasys acquisition ($80 million and $151 million, respectively) and the impact of foreign exchange ($9 million and $10 million, respectively). Increases in SG&A expenses negatively impacted segment profit by $68 million and $135 million during the three and six months ended December 31, 2007, respectively, primarily from the impact of the Viasys acquisition ($61 million and $120 million, respectively).

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006:

	Six Months Ended December 31,
(in millions)	2007	2006
Net cash provided by/(used in) – continuing operations:
Operating activities	$415.1	$618.2
Investing activities	$(72.0)	$(230.5)
Financing activities	$(435.0)	$(560.0)
Net cash provided by/(used in) – discontinued operations:
Operating activities	$(32.5)	$21.6
Investing activities	$—	$(7.9)
Financing activities	$—	$(24.0)

Operating activities. Net cash provided by operating activities from continuing operations during the six months ended December 31, 2007 totaled $415 million, a decrease of $203 million when compared to the six months ended December 31, 2006. The decrease is primarily due to an overall increase in the Company’s working capital driven by an increase in inventories ($254 million) and a decrease in accounts payable ($180 million). The working capital increase is primarily due to the timing of cash disbursements and inventory purchases during the current year period compared to the prior year.

Investing activities. Net cash used in investing activities for continuing operations of $72 million during the six months ended December 31, 2007 reflected capital spending ($172 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). In addition, the Company utilized cash to complete the Viasys acquisition within the Medical Products and Technologies segment slightly offset by cash received for the divestiture of an investment within the Healthcare Supply Chain Services – Pharmaceutical segment (combined impact $39 million).

Net cash used in investing activities during the six months ended December 31, 2006 of $231 million reflected the Company’s capital spending ($154 million) and cash to complete acquisitions ($121 million) within the Clinical Technologies and Services segment. These uses of cash were partially offset by the net proceeds from the sale of certain short-term investments classified as available for sale ($31 million).

Financing activities. Net cash used in financing activities for continuing operations of $435 million during the six months ended December 31, 2007 reflected the Company’s repurchase of its Common Shares ($1.0 billion) and dividend payments to shareholders ($88 million). See “Share Repurchase Program” below for additional information. Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($519 million) and proceeds received from shares issued under various employee stock plans ($164 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $560 million during the six months ended December 31, 2006 reflected the Company’s repurchase of its Common Shares ($745 million). In addition, the Company utilized cash to repay long-term obligations ($689 million) and pay dividend payments to shareholders ($73 million). Cash provided by financing activities included proceeds received from long-term obligations ($852 million) and proceeds received from shares issued under various employee stock plans ($75 million).

International Cash

The Company’s cash balance of approximately $1.2 billion as of December 31, 2007 includes $798 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

During the first quarter of fiscal 2008, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At December 30, 2007, approximately $406 million remained from the $4.5 billion repurchase authorization.

During the three and six months ended December 31, 2007, the Company repurchased approximately $350 million and $600 million, respectively, of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009.

See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables. The Company amended the receivables sales facility program during the second quarter of fiscal 2008 which resulted in increasing the program from $800 million to $850 million and extending it for an additional 364 days. The Company had $520 million outstanding borrowings from the commercial paper program at December 31, 2007.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allows for borrowings up to $45 million, of which $14 million was outstanding at December 31, 2007.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 5, 10 and 19 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K.

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

During the second quarter of fiscal 2008, the Company retired 128 million Common Shares in treasury.

Debt Covenants

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of December 31, 2007, the Company was in compliance with this covenant.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K other than changes resulting from the adoption of FIN No. 48. As further discussed in Note 6 of “Notes to Condensed Consolidated Financial Statements” within this Form 10-Q, the Company adopted the provisions of FIN No. 48 effective July 1, 2007. Among other things, as a result of the adoption of FIN No. 48, the Company reclassified unrecognized tax benefits to long-term income taxes payable. The Company had $641.9 million of unrecognized tax benefits as of December 31, 2007 which were not included in the “Contractual Obligations” table of the 2007 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate these amounts to any particular years in the table.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2007, the Company began processing selected financial transactions for its corporate functions and the Clinical Technologies and Services segment on a newly implemented accounting software system. The Company will transition selected financial processes within its other segments to the new accounting software system later in fiscal 2008 and fiscal 2009. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. During the quarter ended September 30, 2007, the

Company established additional temporary compensating controls that are expected to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The legal proceedings described in Note 7 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Part II, Item 1 by reference.

SEC Investigation

As previously disclosed, on July 26, 2007, the Company announced a settlement with the SEC that concludes, with respect to the Company, an SEC investigation relating principally to the Company’s financial reporting and disclosures. For further information regarding this investigation, see the 2007 Form 10-K. The resolution of this matter required, among other things, the Company to retain an independent consultant to review certain company policies and procedures. The Company did so, and in November 2007, the independent consultant submitted a report to the Company and the SEC staff. The Company has implemented the independent consultant’s final recommendations.

The Company’s settlement with the SEC does not resolve the investigation by the SEC of certain individuals. As stated in the 2007 Form 10-K, in January 2007 the Company learned that its then-Executive Chairman of the Board (who is now an Executive Director), as well as four former officers and employees, received Wells notices from the staff of the SEC. The outcome of the continuing SEC investigation relating to individuals and any related legal and administrative proceedings could include the institution of administrative or civil injunctive proceedings involving current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions upon such persons.

Item 1A:	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in the Company’s 2007 Form 10-K, which could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects, and the developments disclosed in the Company’s filings with the SEC since the date of the 2007 Form 10-K that relate to the risks described in the 2007 Form 10-K. The risks described in the 2007 Form 10-K are not the only risks that the Company faces. The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to it at the time of this filing on Form 10-Q or that the Company currently considers to be immaterial.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1–31, 2007	1,774,066	$65.28	1,773,100	$2,040,237,651
November 1–30, 2007	2,988,317	59.92	2,986,750	1,861,260,542
December 1–31, 2007	925,848	59.69	924,712	1,806,048,224

Total	5,688,231	$61.56	5,684,562	$1,806,048,224

(1)	Includes 62, 74, and 107 Common Shares purchased in October, November and December 2007, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 904, 1,493 and 1,029 restricted shares surrendered in October, November and December 2007, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended December 31, 2007, the Company repurchased approximately $350.0 million of its Common Shares under a $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009. At December 31, 2007, approximately $1.4 billion remains from the $2.0 billion repurchase authorization. In addition to the $2.0 billion repurchase authorization, the Company also has a $4.5 billion combined repurchase authorization which was first announced on July 11, 2006 and most recently amended on January 31, 2007 and which expires on June 30, 2008. At December 31, 2007, approximately $406.0 million remains from the $4.5 billion repurchase authorization.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Shareholders was held on November 7, 2007. Matters voted upon at the meeting and the votes tabulated with respect to such matters are as follows:

Election of Directors

Director	Votes in Favor	Votes Withheld
Colleen F. Arnold	303,365,885	33,432,451
R. Kerry Clark	301,585,502	35,212,834
George H. Conrades	282,973,979	53,824,357
Calvin Darden	255,239,034	81,559,302
John F. Finn	283,517,114	53,281,222
Philip L. Francis	302,638,244	34,160,092
Gregory B. Kenny	294,495,425	42,302,911
Richard C. Notebaert	255,169,997	81,628,339
David W. Raisbeck	303,465,501	33,332,835
Robert D. Walter	286,499,021	50,299,315

The directors whose term of office as a director continued after the meeting are J. Michael Losh, John B. McCoy, Michael D. O’Halleran, Jean G. Spaulding, M.D. and Matthew D. Walter.

Management and Shareholder Proposals

	Votes Cast		Abstain	Broker Non-Votes
	For	Against
Proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008	332,569,989	2,070,641	2,157,706	0

Proposal to approve amendments to the Company’s Code of Regulations to reduce shareholder supermajority vote requirements to a majority vote	300,871,418	2,499,539	2,239,931	31,187,448

Proposal to approve the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan	259,290,548	43,687,830	2,632,510	31,187,448

Shareholder proposal regarding an annual shareholder advisory vote on executive compensation	96,139,005	177,134,729	32,337,154	31,187,448

Shareholder proposal regarding performance-based stock options	98,676,081	200,894,873	6,039,934	31,187,448

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended

10.1	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended

10.2	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended

10.3	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended

10.4	Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.5	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.6	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.7	Restricted Share Units Agreement between Cardinal Health, Inc. and Robert D. Walter, dated December 3, 2007, replacing original Restricted Share Units Agreement relating to the March 16, 1990 grant of restricted shares which cannot be located

10.8	Second Amendment to Retention Agreement between Cardinal Health 303, Inc. (f/k/a ALARIS Medical Systems, Inc.) and David L. Schlotterbeck, effective November 26, 2007

10.9	Separation Letter, dated as of November 2, 2007, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007, File No. 1-11373)

10.10	Letter agreement, dated as of January 7, 2008, and Confidentiality and Business Protection Agreement, effective as of January 9, 2008, between Cardinal Health, Inc. and George S. Barrett

10.11	Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007, File No. 1-11373)

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: February 5, 2008	/s/ R. Kerry Clark
R. Kerry Clark
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer