Form 10-K/A
period 2007-06-30
CARDINAL HEALTH INC
filed 2008-05-08
CIK 721371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE
     Cardinal Health, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission (“SEC”) on August 24, 2007. The purpose of this Amendment No. 1 is to respond to a comment received from the staff of the SEC and amend the Company’s disclosures in Item 7 and Item 8 to remove references to the work of independent third parties as follows:
•	The third paragraph under “Special Items” (page 31 of the original Form 10-K) was amended to remove a reference to an independent third-party appraisal.

•	The first paragraph under “Business Combinations” (page 43 of the original Form 10-K) was amended to remove a reference to the Company utilizing third-party valuation experts.

•	The second paragraph under “Business Combinations” (page 44 of the original Form 10-K) was amended to remove a reference to valuation experts.

•	The fourth paragraph under Note 2, “Business Combinations” (page 69 of the original Form 10-K) was amended to remove a reference to an independent third-party appraisal.
•	The fourth paragraph (subtitled “IPR&D Costs”) under “Acquisition Integration Charges” under Note 3, “Special Items” (page 74 of the original Form 10-K) was amended to remove a reference to an independent third-party appraisal.

•	The second paragraph under Note 4, “Investments” (page 77 of the original Form 10-K) was amended to remove a reference to a valuation performed by an independent third party.
     Except as described above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on August 24, 2007. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.
     In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 7 and Item 8 is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K.

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

During fiscal 2007, the Company recorded $85 million of IPR&D charges primarily associated with the Viasys acquisition. The IPR&D charges represent the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expense at the acquisition date.

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

In conjunction with the review of a transaction, the status of the acquired company’s research and development projects is assessed to determine the existence of IPR&D. In connection with the acquisitions of Viasys and Care Fusion, the Company was required to estimate the fair value of acquired IPR&D which required selecting an appropriate discount rate and estimating future cash flows for each project. Management also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs were not assigned to IPR&D unless future development was probable. Once the fair value was determined, an asset was established, and in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” was immediately written-off as a special item in the Company’s consolidated statement of earnings. The Company recorded $83.9 million and $0.6 million as a special item in fiscal 2007 representing an estimate of Viasys’s and Care Fusion’s acquired IPR&D, respectively (see Note 3 of “Notes to Consolidated Financial Statements”).

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

During fiscal 2007, the Company recorded a charge of $83.9 million related to the write-off of IPR&D costs associated with the Viasys acquisition. The portion of the purchase price allocated to IPR&D represents the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to special items expense at the acquisition date in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

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

IPR&D Costs.  During fiscal 2007, the Company recorded charges of $83.9 million and $0.6 million related to the write-off of IPR&D costs associated with Viasys and Care Fusion Incorporated (“Care Fusion”), respectively. The portion of the purchase price allocated to IPR&D represented the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to special items expense at the acquisition date in accordance with FIN No. 4.

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

At June 30, 2006, the Company held a $16.7 million cost investment in Global Healthcare Exchange, LLC (“GHX”). During the three months ended December 31, 2006, the Company determined the investment was impaired and recorded a $12.3 million charge to impairment charges and other within the consolidated statement of earnings. At June 30, 2007, the investment held was $4.4 million. The Company will continue to monitor GHX’s financial performance in order to assess for additional impairment.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007
Net earnings	$(16.3)	$(12.5)	$(392.3)	$(107.8)
Diluted net earnings per Common Share	(0.04)	(0.03)	(0.96)	(0.28)
Fiscal 2006
Net earnings	$(12.7)	$(12.7)	$(9.4)	$(23.0)
Diluted net earnings per Common Share	(0.03)	(0.03)	(0.02)	(0.06)

21.	SUBSEQUENT EVENTS

On August 8, 2007, the Company announced a new $2.0 billion share repurchase program which expires on August 31, 2009.

EXHIBITS

Exhibit
Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2008.

CARDINAL HEALTH, INC.

By:	/s/ R. Kerry Clark
R. Kerry Clark,
Chairman and Chief Executive Officer

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