Form 10-Q
period 2008-03-31
CARDINAL HEALTH INC
filed 2008-05-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2008

Commission File Number 1-11373

Cardinal Health, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0958666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 CARDINAL PLACE, DUBLIN, OHIO 43017

(Address of principal executive offices and zip code)

(614) 757-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2008 was as follows:

Common Shares, without par value:  356,862,946

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2008	2007	2008	2007
	Revenue	$22,909.6	$21,867.1	$68,165.8	$64,589.1
	Cost of products sold	21,441.8	20,479.6	64,001.1	60,701.3

	Gross margin	1,467.8	1,387.5	4,164.7	3,887.8
	Selling, general and administrative expenses	854.5	781.7	2,513.5	2,263.0
	Impairment charges and other	1.2	3.6	(22.0)	17.9
Special items	– restructuring charges	8.5	6.6	54.7	28.4
	– acquisition integration charges	4.4	2.9	19.9	14.0
	– litigation and other	22.7	602.5	13.1	611.4

	Operating earnings / (loss)	576.5	(9.8)	1,585.5	953.1
	Interest expense and other	31.1	32.2	124.0	102.2

	Earnings / (loss) before income taxes and discontinued operations	545.4	(42.0)	1,461.5	850.9
	Provision / (benefit) for income taxes	179.5	(37.1)	467.2	248.9

	Earnings / (loss) from continuing operations	365.9	(4.9)	994.3	602.0
	Earnings / (loss) from discontinued operations (net of tax (expense) / benefit of $(26.3) and $(8.1), respectively, for the three months ended March 31, 2008 and 2007 and $(29.1) and $427.8, respectively, for the nine months ended March 31, 2008 and 2007)	(9.9)	23.9	(11.7)	426.9

	Net earnings	$356.0	$19.0	$982.6	$1,028.9

	Basic earnings / (loss) per Common Share:
	Continuing operations	$1.03	$(0.01)	$2.77	$1.50
	Discontinued operations	(0.03)	0.06	(0.03)	1.07

	Net basic earnings per Common Share	$1.00	$0.05	$2.74	$2.57

	Diluted earnings / (loss) per Common Share:
	Continuing operations	$1.02	$(0.01)	$2.72	$1.47
	Discontinued operations	(0.03)	0.06	(0.03)	1.04

	Net diluted earnings per Common Share	$0.99	$0.05	$2.69	$2.51

	Weighted average number of Common Shares outstanding:
	Basic	355.5	394.6	359.1	400.5
	Diluted	360.2	394.6	365.7	409.5
	Cash dividends declared per Common Share	$0.12	$0.09	$0.36	$0.27

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and equivalents	$1,529.0	$1,308.8
Short-term investments available for sale	—	132.0
Trade receivables, net	4,974.3	4,714.4
Current portion of net investment in sales-type leases	381.2	354.8
Inventories	7,256.7	7,383.2
Prepaid expenses and other	578.0	651.3
Assets held for sale	187.9	—

Total current assets	14,907.1	14,544.5

Property and equipment, at cost	3,785.0	3,537.2
Accumulated depreciation and amortization	(2,105.5)	(1,890.2)

Property and equipment, net	1,679.5	1,647.0
Other assets:
Net investment in sales-type leases, less current portion	878.2	820.7
Goodwill and other intangibles, net	5,681.0	5,860.9
Other	457.6	280.7

Total assets	$23,603.4	$23,153.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$355.3	$16.0
Accounts payable	8,987.9	9,162.2
Other accrued liabilities	1,778.2	2,247.3
Liabilities from businesses held for sale and discontinued operations	20.6	34.2

Total current liabilities	11,142.0	11,459.7

Long-term obligations, less current portion and other short-term borrowings	3,450.1	3,457.3
Deferred income taxes and other liabilities	1,618.1	859.9
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued–none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 364.8 million shares and 493.0 million shares, respectively, at March 31, 2008 and June 30, 2007	2,948.5	3,931.3
Retained earnings	4,748.2	11,539.9
Common Shares in treasury, at cost, 8.1 million shares and 124.9 million shares, respectively, at March 31, 2008 and June 30, 2007	(506.3)	(8,215.3)
Accumulated other comprehensive income	202.8	121.0

Total shareholders’ equity	7,393.2	7,376.9

Total liabilities and shareholders’ equity	$23,603.4	$23,153.8

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$982.6	$1,028.9
(Earnings) / loss from discontinued operations	11.7	(426.9)

Earnings from continuing operations	994.3	602.0
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	284.9	237.1
Asset impairments and other	(20.8)	18.0
Equity compensation	86.7	109.3
Provision for bad debts	22.3	17.0
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(294.8)	(819.6)
Decrease in inventories	113.7	11.4
Increase in net investment in sales-type leases	(83.8)	(77.0)
Increase / (decrease) in accounts payable	(217.2)	493.1
Other accrued liabilities and operating items, net	427.0	703.3

Net cash provided by operating activities – continuing operations	1,312.3	1,294.6
Net cash provided by / (used in) operating activities – discontinued operations	(42.5)	115.2

Net cash provided by operating activities	1,269.8	1,409.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(39.0)	(149.0)
Proceeds from sale of property and equipment	10.3	3.7
Additions to property and equipment	(251.6)	(243.1)
Sale of investment securities available for sale, net	131.9	198.4

Net cash used in investing activities – continuing operations	(148.4)	(190.0)
Net cash used in investing activities – discontinued operations	—	(80.1)

Net cash used in investing activities	(148.4)	(270.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	202.2	254.5
Reduction of long-term obligations	(15.9)	(732.9)
Proceeds from long-term obligations, net of issuance costs	—	851.7
Proceeds from issuance of Common Shares	209.2	318.8
Tax benefits from exercises of stock options	15.3	28.7
Dividends on Common Shares	(130.4)	(109.5)
Purchase Common Shares in treasury	(1,181.6)	(2,025.2)

Net cash used in financing activities – continuing operations	(901.2)	(1,413.9)
Net cash used in financing activities – discontinued operations	—	(46.6)

Net cash used in financing activities	(901.2)	(1,460.5)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	220.2	(320.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,308.8	1,187.3

CASH AND EQUIVALENTS AT END OF PERIOD	$1,529.0	$866.5

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. (References to the “Company” or “Cardinal Health” in these condensed consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.)

During the second quarter of fiscal 2007, the Company committed to plans to sell its Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”). As a result, the PTS Business was classified as discontinued operations. The Company completed the sale of the PTS Business during the fourth quarter of fiscal 2007.

Effective the first quarter of fiscal 2008, the Medical Products Manufacturing segment was renamed Medical Products and Technologies in connection with the Company’s acquisition of VIASYS Healthcare Inc. (“Viasys”), which was completed during the fourth quarter of fiscal 2007. There have been no other changes to the Company’s reportable segments during fiscal 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157.” This Staff position delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of determining the impact of adopting these pronouncements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133. This Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact of adopting this Statement.

2. SPECIAL ITEMS AND IMPAIRMENT CHARGES AND OTHER

Special Items Policy

The Company classifies restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this Statement, a liability for restructuring charges is initially measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recognized as special items as incurred.

Amounts attributable to significant lawsuits that are infrequent, non-recurring or unusual in nature as well as all litigation settlement gains are recognized as “litigation and other” in special items. The Company also classified legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and the related Audit Committee internal review and related matters as special items. For information regarding these investigations see the 2007 Form 10-K.

Special Items

The following is a summary of the special items for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except for Diluted EPS amounts)	2008	2007	2008	2007
Restructuring charges	$8.5	$6.6	$54.7	$28.4
Acquisition integration charges	4.4	2.9	19.9	14.0
Litigation, net	21.6	600.0	9.4	607.2
Other	1.1	2.5	3.7	4.2

Total special items	$35.6	$612.0	$87.7	$653.8
Tax effect of special items (1)	(12.9)	(219.7)	(31.8)	(232.7)

Net earnings effect of special items	$22.7	$392.3	$55.9	$421.1

Net decrease in diluted earnings per share (“EPS”) (2)	$0.06	$0.99	$0.15	$1.03

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred.
(2)	Due to the Company incurring a loss from continuing operations during the three months ended March 31, 2007, potential dilutive common shares have not been included in the denominator of the diluted per share computation for the quarter due to their antidilutive effect. The impact of the antidilutive effect during the three months ended March 31, 2007 was $0.03 per share.

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

The following table segregates the Company’s restructuring charges into the various reportable segments affected by the restructuring projects for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Healthcare Supply Chain Services – Pharmaceutical
Employee-related costs (1)	$(0.1)	$—	$7.6	$1.0
Facility exit and other costs (2)	0.9	0.2	0.9	0.3
Asset impairments	1.2	—	1.2	—

Total Healthcare Supply Chain Services – Pharmaceutical	2.0	0.2	9.7	1.3

Healthcare Supply Chain Services – Medical
Employee-related costs (1)	(0.5)	—	1.1	1.2
Facility exit and other costs (2)	1.4	0.9	1.6	1.1

Total Healthcare Supply Chain Services – Medical	0.9	0.9	2.7	2.3

Clinical Technologies and Services
Employee-related costs (1)	—	0.9	0.1	1.3
Facility exit and other costs (2)	0.2	0.7	0.1	1.4

Total Clinical Technologies and Services	0.2	1.6	0.2	2.7

Medical Products and Technologies
Employee-related costs (1)	4.8	1.2	7.0	1.6
Facility exit and other costs (2)	0.1	0.1	(0.6)	3.0

Total Medical Products and Technologies	4.9	1.3	6.4	4.6

Other
Employee-related costs (1)	(0.9)	2.2	18.9	9.9
Facility exit and other costs (2)	1.4	0.4	16.8	7.5
Asset impairments	—	—	—	0.1

Total Other	0.5	2.6	35.7	17.5

Total restructuring charges	$8.5	$6.6	$54.7	$28.4

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or over the required service period. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services – Pharmaceutical segment for the three and nine months ended March 31, 2008 of $2.0 million and $9.7 million, respectively, primarily related to the closure of a logistics center, headcount reductions within existing operations and the realignment of business operations. The costs incurred within this segment for the three and nine months ended March 31, 2007 of $0.2 million and $1.3 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors.

The costs incurred within the Healthcare Supply Chain Services – Medical segment during the three and nine months ended March 31, 2008 of $0.9 million and $2.7 million, respectively, primarily related to the closure of a distribution center and headcount reductions within existing operations. The costs incurred within this segment for the three and nine months ended March 31, 2007 of $0.9 million and $2.3 million, respectively, primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors and the consolidation of distribution sites.

The costs incurred within the Clinical Technologies and Services segment for both the three and nine months ended March 31, 2008 of $0.2 million primarily related to the closure of a facility. The costs incurred during the three and nine months ended March 31, 2007 of $1.6 million and $2.7 million, respectively, primarily related to the closure of a facility and restructuring of the research and development department.

The costs incurred within the Medical Products and Technologies segment during the three and nine months ended March 31, 2008 of $4.9 million and $6.4 million, respectively, primarily related to headcount reductions. The costs incurred within this segment during the three and nine months ended March 31, 2007 of $1.3 million and $4.6 million, respectively, primarily related to projects aimed at improvements in manufacturing cost and efficiency through consolidation of facilities and outsourcing of production from higher cost platforms to lower cost platforms.

The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2008 of $0.5 million and $35.7 million, respectively, primarily related to the relocation of the headquarters of the Company’s Healthcare Supply Chain Service – Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Also included within facility exit and other costs for the nine months ended March 31, 2008 was $6.6 million of accelerated depreciation for the restructuring of the human resources administrative function that related to prior periods. Of the $6.6 million recognized, $1.8 million related to fiscal 2006 and $4.8 million related to fiscal 2007. The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2007 were $2.6 million and $17.5 million, respectively, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and restructuring and outsourcing of certain human resources functions.

The following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of March 31, 2008:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services – Medical	2009	97	6
Medical Products and Technologies	2011	468	82
Other (2)	2009	610	442

Total expected headcount reductions		1,175	530

(1)	Represents projects that have been initiated as of March 31, 2008.
(2)	Other headcount reduction includes, among other restructuring projects, employees displaced as a result of the relocation of the Healthcare Supply Chain – Medical headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three and nine months ended March 31, 2008 were primarily a result of the acquisition of Viasys and the costs incurred during the three and nine months ended March 31, 2007 were primarily a result of the acquisitions of the wholesale pharmaceutical, health and beauty related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), ALARIS Medical Systems, Inc. (“Alaris”), ParMed Pharmaceutical, Inc. (“ParMed”) and Syncor International Corporation (“Syncor”). During the periods noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Acquisition integration charges:
Employee-related costs	$1.2	$0.4	$2.6	$2.0
Asset impairments and other exit costs	0.1	—	0.2	1.4
Other integration costs	3.1	2.5	17.1	10.6

Total acquisition integration charges	$4.4	$2.9	$19.9	$14.0

Employee-Related Costs. Employee-related costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of acquisitions. The charges for the three and nine months ended March 31, 2008 primarily relate to the acquisitions of Care Fusion Incorporated and Viasys. The charges for the three and nine months ended March 31, 2007 primarily related to the acquisition of Dohmen.

Asset Impairments and Other Exit Costs. The charges for the nine months ended March 31, 2007 were primarily a result of facility integration for the Alaris acquisition.

Other Integration Costs. Other integration costs generally relate to expenses incurred to integrate the acquired company’s operations and systems into the Company’s existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other. The charges for the three and nine months ended March 31, 2008 primarily relate to the acquisitions of Viasys, Dohmen and Alaris. The charges for the three and nine months ended March 31, 2007 primarily related to the acquisitions of Dohmen, ParMed and Alaris.

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Litigation cost/(income):
Cardinal Health federal securities litigation	$—	$600.0	$—	$600.0
Shareholder litigation against Syncor	6.0	—	6.0	—
Derivative actions	—	—	(23.0)	—
DuPont litigation	6.0	—	6.0	11.5
ERISA litigation against Syncor	8.0	—	8.0	—
Pharmaceutical manufacturer antitrust litigation	—	—	(0.2)	(7.3)
New York Attorney General investigation	—	—	—	3.0
Other	1.6	—	12.6	—

Total litigation, net	$21.6	$600.0	$9.4	$607.2

Cardinal Health Federal Securities Litigation. During the three months ended March 31, 2007, the Company recorded a reserve of $600.0 million related to the previously-reported Cardinal Health federal securities actions. For further information regarding this matter, see the 2007 Form 10-K.

Shareholder Litigation against Syncor. The Company recorded a reserve of $6.0 million during the three months ended March 31, 2008 related to the shareholder litigation against Syncor. For further information regarding this matter, see Note 7.

Derivative Litigation. The Company recognized income of $23.0 million during the nine months ended March 31, 2008 related to settlement of the Derivative Actions discussed in Note 7. This amount is comprised of the $35 million received by the Company from directors and officers’ insurance policies less $12 million paid for plaintiffs’ attorneys’ fees and costs. The Company received the remaining $35.0 million in net proceeds in April 2008 which will be recognized as income within special items in the consolidated statement of earnings for the quarter ending June 30, 2008. For further information regarding this matter, see Note 7.

DuPont Actions. The Company recorded a reserve for $6.0 million during the three months ended March 31, 2008 related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company (“DuPont”). The Company also recognized charges of $11.5 million during the nine months ended March 31, 2007 related to the settlement of this same litigation. In October 2006, the Company entered into a settlement agreement with DuPont that required the Company, in part, to make an initial payment to DuPont of $11.5 million and a possible additional payment in the future that could be offset by additional purchases. The $6.0 million reserve referenced above relates to the additional payment called for by the settlement agreement. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

ERISA Litigation against Syncor. The Company recorded a reserve of $8.0 million during the three months ended March 31, 2008 related to the ERISA litigation against Syncor. For further information regarding this matter, see Note 7.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million and $7.3 million during the nine months ended March 31, 2008 and 2007, respectively, resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through March 31, 2008 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

New York Attorney General Investigation. The Company incurred charges of $3.0 million during the nine months ended March 31, 2007 with respect to a previously-reported investigation by the New York Attorney General’s Office. During fiscal 2007, the Company entered into a civil settlement that resolved this investigation and made payments totaling $11.0 million as part of the settlement. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

Other Litigation. The Company recorded a reserve and made a payment of $10.0 million during the nine months ended March 31, 2008 with respect to the settlement of certain litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment. The Company also recorded reserves of $1.6 million and $2.6 million during the three and nine months ended March 31, 2008, respectively, with respect to certain pending litigation in the Company’s Healthcare Supply Chain Services – Pharmaceutical segment that was settled during April 2008.

Other

Other costs included in special items primarily relate to legal fees and document preservation and production costs incurred in connection with the SEC investigation and related matters. For information regarding this matter, see the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the nine months ended March 31, 2008:

(in millions)	Nine Months Ended March 31, 2008
Balance at June 30, 2007	$31.8
Additions (1)	110.9
Payments	(77.6)

Balance at March 31, 2008	$65.1

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP. This amount does not include gross litigation settlement income of $23.2 million recognized during the nine months ended March 31, 2008.

Future Spend

Certain acquisition and restructuring charges are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $101.7 million (approximately $57.9 million net of tax). These estimated costs are primarily associated with the integration of Viasys and the pending Enturia, Inc. acquisition (which is expected to close in the fourth quarter of 2008) within the Medical Products and Technologies segment, and to a lesser extent the relocation of the Healthcare Supply Chain Services – Medical segment’s headquarters and certain corporate functions to the Company’s corporate headquarters. The Company believes it will incur these costs to properly restructure, integrate and rationalize operations, a portion of which represents facility rationalizations and implementing efficiencies regarding information systems, customer systems, marketing programs and administrative functions, among other things.

Impairment Charges and Other

The Company classifies certain asset impairments related to restructurings in special items. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within impairment charges and other within the consolidated statements of earnings.

During the nine months ended March 31, 2008, the Company divested an investment within the Healthcare Supply Chain Services – Pharmaceutical segment. As a result of this divestiture, the Company recognized a $23.3 million gain in impairment charges and other.

At June 30, 2006, the Company held a $16.7 million cost investment. During the nine months ended March 31, 2007, the Company determined the investment was impaired and recognized a $12.3 million charge to impairment charges and other.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business. The net assets held for sale of the PTS Business are included within Corporate. The Company incurred activity during the three and nine months ended March 31, 2008 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments. Also included within the three and nine months ended March 31, 2008, was an adjustment for a deferred tax item which should not have been included in the book basis of the PTS Business when it was sold in the fourth quarter of fiscal 2007. This adjustment resulted in a $12.3 million increase in the gain on sale of the PTS Business.

The results of the PTS Business included in discontinued operations are summarized as follows for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Revenue	$—	$458.9	$—	$1,315.7
Operating income before income taxes	$16.4	$41.7	$17.4	$69.2
Income tax benefit/ (expense)	$(26.3)	$(10.5)	$(29.1)	$407.0
Earnings/ (loss) from discontinued operations	$(9.9)	$31.2	$(11.7)	$476.2
Comprehensive income/ (loss) from discontinued operations	$(9.9)	$40.7	$(11.7)	$510.7

The net periodic benefit cost included in discontinued operations for the PTS Business was $1.9 million and $5.7 million for the three and nine months ended March 31, 2007, respectively.

Interest expense allocated to discontinued operations for the PTS Business was $7.9 million and $25.3 million for the three and nine months ended March 31, 2007, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business have been reclassified to the remaining four segments.

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

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were $3.4 million and $34.2 million as of March 31, 2008 and June 30, 2007, respectively.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2008, the Company committed to plans to sell smaller, non-core businesses within its Medical Products and Technologies segment, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale on the Company’s condensed consolidated balance sheet at March 31, 2008. The results of these businesses are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings.

At March 31, 2008, the major components of these businesses’ assets and liabilities held for sale were as follows:

(in millions)	March 31, 2008
Current assets	$24.7
Property and equipment	11.8
Other assets	151.4

Total assets	$187.9

Current liabilities	$15.8
Other liabilities	1.4

Total liabilities	$17.2

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

Impairment charges of $47.3 million were recorded during the nine months ended March 31, 2007 within discontinued operations for the HMS Disposal Group and IPD. In the first quarter of fiscal 2007, the Company completed the sale of IPD. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group.

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

The combined results of the HMS Disposal Group, IPD and Humacao included in discontinued operations are summarized as follows for the three and nine months ended March 31, 2007:

(in millions)	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Revenue	$5.0	$167.1
Impairments/loss on sale	$—	$(47.3)
Loss before income taxes	$(9.7)	$(70.1)
Income tax benefit	$2.4	$20.8
Loss from discontinued operations	$(7.3)	$(49.3)

Interest expense allocated to the HMS Disposal Group, IPD and Humacao discontinued operations was $0.2 million and $1.4 million for the three and nine months ended March 31, 2007, respectively. Due to the sale of IPD in the first quarter of fiscal 2007, no interest expense was allocated for the second or third quarters of fiscal 2007. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the nine months ended March 31, 2008:

(in millions)	Healthcare Supply Chain Services – Pharmaceutical	Healthcare Supply Chain Services – Medical	Clinical Technologies and Services	Medical Products and Technologies	Total
Balance at June 30, 2007	$1,223.3	$382.0	$1,806.7	$1,454.1	$4,866.1
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)(4)	(3.3)	2.3	5.5	(180.1)	(175.6)

Balance at March 31, 2008	$1,220.0	$384.3	$1,812.2	$1,274.0	$4,690.5

(1)	The decrease within the Healthcare Supply Chain Services – Pharmaceutical segment primarily relates to minor acquisition adjustments and currency translation adjustments.
(2)	The increase within the Healthcare Supply Chain Services – Medical segment primarily relates to currency translation adjustments.
(3)	The increase within the Clinical Technologies and Services segment primarily relates to minor acquisition adjustments ($12.5 million) and currency translation adjustments, partially offset by a deferred tax adjustment related to the Alaris acquisition ($5.7 million).
(4)	The decrease within the Medical Products and Technologies segment primarily relates to a reclassification from goodwill to identified intangible assets for the Viasys acquisition ($102.1 million), the reclassification of smaller, non-core businesses within the Medical Products and Technologies segment to assets held for sale ($87.2 million) and a deferred tax adjustment related to the Viasys acquisition ($13.2 million), partially offset by currency translation adjustments ($15.1 million).

The allocations of the purchase price related to the Viasys acquisition and certain other minor acquisitions, including acquired in-process research and development costs, are not yet finalized and are subject to adjustment as the Company assesses the value of the pre-acquisition contingencies and certain other matters.

Intangible assets with definite lives are amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class was as follows as of June 30, 2007 and March 31, 2008:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.7	$0.4	$196.3

Total unamortized intangibles	$196.7	$0.4	$196.3
Amortized intangibles:
Trademarks and patents	$438.4	$57.4	$381.0
Non-compete agreements	10.0	3.4	6.6
Customer relationships	434.2	91.7	342.5
Other	127.0	58.6	68.4

Total amortized intangibles	$1,009.6	$211.1	$798.5

Total intangibles	$1,206.3	$211.5	$994.8

March 31, 2008
Unamortized intangibles:
Trademarks and patents	$181.6	$0.4	$181.2

Total unamortized intangibles	$181.6	$0.4	$181.2
Amortized intangibles:
Trademarks and patents	$416.9	$77.9	$339.0
Non-compete agreements	6.4	3.5	2.9
Customer relationships	527.3	126.9	400.4
Other	130.4	63.4	67.0

Total amortized intangibles	$1,081.0	$271.7	$809.3

Total intangibles	$1,262.6	$272.1	$990.5

There were no significant acquisitions of other intangible assets during the period presented. Certain increases within intangible asset classes above are the result of a $102.1 million reclassification from goodwill related to the Viasys acquisition. Certain decreases within intangible asset classes above are the result of $63.4 million of net intangibles related to smaller, non-core businesses within the Medical Products and Technologies segment reclassified as assets held for sale at March 31, 2008. Amortization expense for the three and nine months ended March 31, 2008 was $14.9 million and $61.6 million, respectively, and $15.3 million and $45.2 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2008	2009	2010	2011	2012
Amortization expense	$80.5	$76.5	$73.5	$72.4	$67.9

5. LONG-TERM OBLIGATIONS

In October 2006, the Company sold $350.0 million aggregate principal amount of floating rate notes due 2009 (the “2009 Notes”) and $500.0 million aggregate principal amount of fixed rate notes due 2016 (the “2016 Notes”) in a private offering. The 2009 Notes mature on October 2, 2009 and interest on these notes accrues at a floating rate equal to the three-month LIBOR plus 0.27% payable quarterly. The 2016 Notes mature on October 15, 2016 and interest on the 2016 Notes accrues at 5.80% per year payable semi-annually. The Company also agreed for the benefit of the holders to register the 2009 Notes and 2016 Notes under the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registered exchange offer so that the 2009 Notes and 2016 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2009 Notes and 2016 Notes increased by 25 basis points as of June 1, 2007 and by an additional 25 basis points as of August 30, 2007. Effective March 14, 2008, the Company completed the exchange offer and such additional interest on the 2009 Notes and 2016 Notes is no longer payable.

In a second private offering that occurred in June 2007, the Company sold $300.0 million aggregate principal amount of fixed rate notes due 2012 (the “2012 Notes”) and $300.0 million aggregate principal amount of fixed rate notes due 2017 (the “2017 Notes”). The 2012 Notes mature on June 15, 2012 and the 2017 Notes mature on June 15, 2017. Interest on the 2012 Notes and the 2017 Notes accrues at 5.65% and 6.00%, respectively, per year payable semi-annually. If the Company experiences specific types of change of control, it may be required to offer to purchase the 2012 Notes and 2017 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company also agreed for the benefit of the holders to register the 2012 Notes and 2017 Notes under the Securities Act pursuant to a registered exchange offer so that the 2012 Notes and 2017 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2012 Notes and 2017 Notes increased by 25 basis points as of February 4, 2008. Effective March 14, 2008, the Company completed the exchange offer and such additional interest on the 2012 Notes and 2017 Notes is no longer payable.

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

During the nine-month period ended March 31, 2008, the amount of unrecognized tax benefits increased to $721.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of the “Notes to Consolidated Financial Statements” from the 2007 Form 10-K. The amount of additional tax proposed by the IRS in these notices was $178.9 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including possible settlement of audit issues, or the expiration of applicable statutes of limitations. It is not possible to reasonably estimate the amount of such change in unrecognized tax benefits at this time.

The Company’s (benefit)/provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 32.9% and 32.0%, respectively, for the three and nine months ended March 31, 2008, as compared to (88.2%) and 29.3%, respectively, for the three and nine months ended March 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item. During the three months ended March 31, 2007, the Company recognized a tax benefit of $215.5 million in connection with a $600.0 million shareholder litigation reserve recognized in the same quarter. Due to the unique tax consequences of the shareholder litigation charge, the benefit was recognized at a 35.9% effective tax rate which differed from the Company’s effective tax rate excluding this item of 32.0%.

The effective tax rate for the nine months ended March 31, 2008 was benefited by $2.2 million as a result of discrete adjustments related to a valuation allowance release and other miscellaneous tax adjustments. During the three months ended December 31, 2008, there was an $8.9 million favorable tax adjustment as a result of the release of a valuation allowance that had previously been established with respect to an investment within the Healthcare Supply Chain Services – Pharmaceutical segment which was divested during the second quarter of fiscal 2008. During the three months ended March 31, 2008, there were unfavorable adjustments of $6.6 million related to miscellaneous tax adjustments.

During the nine months ended March 31, 2007, the effective tax rate from continuing operations was benefited by $2.6 million as a result of discrete adjustments related to the Company’s tax reserves. There were favorable tax adjustments during the three months ended September 30, 2006 that were primarily due to the issuance of a final Revenue Agent Report that related to fiscal years 2001 and 2002 of which $9.9 million benefited continuing operations and $6.8 million benefited discontinued operations. During the three months ended December 31, 2006 there were unfavorable tax reserve adjustments of $7.3 million related to an ongoing international tax audit.

The Company’s provision for income taxes relative to discontinued operations was an expense of $26.3 million and $29.1 million for the three and nine months ended March 31, 2008, respectively. Included within these amounts is a $24.9 million charge for uncertain tax positions related to the PTS Business.

The Company’s provision for income taxes relative to discontinued operations was an $8.1 million expense and a $427.8 million benefit for the three and nine months ended March 31, 2007, respectively. See Note 3 for discussion of the $425.0 million net tax benefit included in discontinued operations.

7. CONTINGENT LIABILITIES

Derivative Actions

On November 8, 2002, a complaint was filed by a purported shareholder against the Company and its directors in the Court of Common Pleas, Delaware County, Ohio, as a purported derivative action. Doris Staehr v. Robert D. Walter et al., No. 02-CV-11-639. On or about March 21, 2003, after the defendants filed a motion to dismiss the complaint, an amended complaint was filed alleging breach of fiduciary duties and corporate waste in connection with the alleged failure by the Board of Directors of the Company to renegotiate or terminate the Company’s proposed acquisition of Syncor, and to determine the propriety of advancing legal expenses on behalf of Monty Fu, the former Chairman of Syncor. The defendants filed a motion to dismiss the amended complaint, and the plaintiffs subsequently filed a second amended complaint that added three new individual defendants and included new allegations that, among other things, the defendants improperly recognized revenue in December 2000 and September 2001 related to settlements with certain vitamin manufacturers. The defendants filed a motion to dismiss the second amended complaint, and on November 20, 2003, the Court denied the motion. On May 31, 2006, the plaintiffs filed a third amended complaint that included significant overlap with the substantive allegations contained in the consolidated amended complaint filed in the Cardinal Health federal securities litigation (as described in the 2007 Form 10-K). The complaint sought money damages and equitable relief against the defendant directors and an award of attorney’s fees.

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

Under the memorandum of understanding, in full and final settlement of all claims in the Derivative Actions, the individual defendants were to cause proceeds from their applicable directors and officers insurance policies totaling $70.0 million to be paid to the Company, less an amount not more than $12.0 million as is approved by court order for plaintiffs’ attorneys’ fees and costs. During the quarter ended December 31, 2007, the Company received $23.0 million in net proceeds from the settlement which was recognized as income within special items in its consolidated statement of earnings for the quarter. The Company received the remaining $35.0 million in net proceeds during April 2008 which will be recognized as income within special items in the consolidated statement of earnings for the quarter ending June 30, 2008.

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

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purports to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The litigation alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the District Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Court of Appeals entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. Syncor filed a petition for rehearing on June 26, 2007, which on October 9, 2007 was denied. On October 23, 2007, Syncor filed a petition for rehearing en banc, which on October 30, 2007 was denied. On January 17, 2008, the defendants filed an answer to the third amended consolidated complaint. The Company has recently been engaged in mediation with counsel for the plaintiffs regarding a possible settlement of this action. As a result of the mediation and the Company’s assessment of the litigation, the Company recorded a reserve of $6.0 million for the quarter ended March 31, 2008 related to this matter. Given the status of settlement discussions, the Company can not provide a range of loss above the amount reserved. The Company currently does not believe, however, that the impact of this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employee Savings and Stock Ownership Plan. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under ERISA based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed motions to dismiss the consolidated complaint. On August 24, 2004, the District Court granted in part and denied in part defendants’ motions to dismiss. The District Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets against Syncor was not dismissed, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee against defendants Monty Fu and Robert Funari was not dismissed. On January 10, 2006, Syncor and the other parties entered into a term sheet to settle this litigation for a cash payment of $4.0 million and payment of an additional amount not to exceed $4.0 million for litigation fees and expenses and reported the settlement to the District Court. Also on January 10, 2006, the District Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the District Court entered a final order dismissing this case and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On February 19, 2008, the Court of Appeals entered an order reversing the District Court’s dismissal of the plaintiffs’ claims and remanded the case to the District Court to hold a hearing to review the fairness of the settlement agreement. On March 3, 2008, Syncor filed a petition for panel rehearing and rehearing en banc, which was denied on March 31, 2008. The Company recorded a reserve of $8.0 million for the quarter ended March 31, 2008 related to this matter.

Any proposed settlement of the proceedings described under the heading “Shareholder/ ERISA Litigation against Syncor” (collectively, the “Syncor Actions”) would be subject to completion of definitive documentation and certain conditions, including court approval. The defendants in the Syncor Actions continue to deny the violations of law alleged in those actions, and any proposed settlement reached would be solely to eliminate the uncertainties, burden and expense of further protracted litigation. Unless and until the Syncor Actions are definitively resolved through settlement or otherwise, there can be no assurance that the amounts reserved by the Company for these matters will be sufficient or that the Company’s efforts to resolve the Syncor Actions will be successful, and the Company cannot predict the timing or outcome of these matters.

The Company currently believes that there will be some insurance coverage available under Syncor’s insurance policies with respect to the Syncor Actions. Such policies are with financially viable insurance companies, and are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency.

ICU Litigation

Prior to the completion of the Company’s acquisition of Alaris, on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the District Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the District Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the District Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. The District Court has ordered ICU to pay Alaris approximately $5.0 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. The Company currently does not believe, however, that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

DEA Matter

In a series of actions, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice suspended the licenses to distribute controlled substances held by certain of the Company’s distribution centers. Specifically, the DEA issued an Order to Show Cause and Immediate Suspension (an “Order”), dated November 28, 2007, with respect to the Company’s Auburn, Washington distribution center; an Order, dated December 5, 2007, with respect to the Company’s Lakeland, Florida distribution center; and an Order, dated December 7, 2007, with respect to the Company’s Swedesboro, New Jersey distribution center. In each Order, the DEA asserts that the Company did not maintain effective controls against diversion of particular controlled substances into other than legitimate medical, scientific and industrial channels and specifically cites the Company’s sale of hydrocodone to pharmacies that have allegedly dispensed excessive amounts of the drug for illegitimate purposes. On December 26, 2007, an Administrative Law Judge handling the Orders granted the Company’s request to consolidate revocation hearings and stay the consolidated matter. The Company has taken steps to deliver controlled substances to customers of the distribution centers affected by the Orders using other Company distribution centers, in some cases on delayed delivery schedules. In addition, the DEA issued an Order to Show Cause, dated January 30, 2008, pertaining to the license to distribute controlled substances held by the Company’s Stafford, Texas distribution center (the “Stafford Order”). The Stafford Order did not suspend the facility’s license to distribute controlled substances. On March 5, 2008, the license revocation proceeding with respect to the Stafford Order was consolidated with the pending proceedings for the distribution centers affected by the Orders.

The Company continues to evaluate its controls against diversion of controlled substances on a company-wide basis. The Company has taken actions to further enhance these controls, including the following: establishing a new centralized supply chain security and anti-diversion function accountable to executive management, including the addition of new personnel; continuing implementation of technological enhancements to augment the Company’s controls against the diversion of controlled substances; enhancing employee training programs; and suspending the distribution of controlled substances to certain pharmacies based on the nature of activity in the pharmacies’ accounts. The Company’s plans currently include, among other things, the following additional actions: further addition of appropriate personnel to the Company’s new supply chain security and anti-diversion function; further enhancements to employee training programs; and otherwise strengthening and expanding the Company’s anti-diversion processes. The Company may supplement these plans as appropriate. To provide an opportunity to re-assess anti-diversion controls and make any necessary improvements, in February 2008, the Company voluntarily discontinued controlled substance shipments from the Stafford distribution center to retail independent pharmacy customers. The Company is engaged in discussions with the DEA relating to the concerns underlying the DEA’s actions and cannot currently predict the outcome of this matter, the amount, if any, that will be incurred to resolve this matter or the matter’s ultimate impact on the Company’s business.

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

Also from time to time, the Company may determine that products manufactured or marketed by the Company may not meet company specifications, published standards, or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. The Company has recalled, and/or conducted field alerts relating to, certain of its products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. The Company does not believe that these activities have had or will have a material adverse effect on its business or results of operations.

8. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2008, the maximum amount the Company could be required to reimburse was $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.5 million recorded as of March 31, 2008 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services – Pharmaceutical segment of the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At March 31, 2008 and June 30, 2007, notes in the program subject to the guaranty of the Company totaled $35.5 million and $36.7 million, respectively. At March 31, 2008, and June 30, 2007, accruals for premiums received in advance of the bank’s collection of notes were $0.8 million and $0.8 million, respectively.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Weighted-average Common Shares – basic	355.5	394.6	359.1	400.5
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units (1)	4.7	—	6.6	9.0

Weighted-average Common Shares – diluted	360.2	394.6	365.7	409.5

(1)	Due to the Company incurring a loss from continuing operations during the third quarter of fiscal 2007, potential dilutive common shares have not been included in the denominator of the diluted per share computation for the three months ended March 31, 2007 due to their antidilutive effect.

The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2008 and 2007 were 24.0 million and 6.3 million, respectively, and for the nine months ended March 31, 2008 and 2007 were 16.3 million and 16.5 million, respectively.

Shareholders’ Equity

During the three and nine months ended March 31, 2008, the Company repurchased approximately $149.6 million and $1.1 billion of its Common Shares under two repurchase authorizations.

During the first quarter of fiscal 2008, the Company repurchased approximately $342.0 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At March 31, 2008, approximately $406.0 million remained from the $4.5 billion repurchase authorization.

During the three and nine months ended March 31, 2008, the Company repurchased approximately $149.6 million and $749.6 million, respectively, of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At March 31, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization.

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

10. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Net earnings	$356.0	$19.0	$982.6	$1,028.9
Foreign currency translation adjustment	60.0	37.1	105.5	91.9
Net unrealized gain/(loss) on derivative instruments	(12.1)	(0.1)	(23.7)	0.1
Net change in minimum pension liability	—	—	—	1.3
Other	0.4	—	—	—

Total comprehensive income	$404.3	$56.0	$1,064.4	$1,122.2

11. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis and are comprised of four reportable segments: Healthcare Supply Chain Services – Pharmaceutical; Healthcare Supply Chain Services – Medical; Clinical Technologies and Services; and Medical Products and Technologies.

The Healthcare Supply Chain Services – Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care and hospital pharmacies. This segment also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as alternate care customers. In addition, this segment operates centralized nuclear pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. Lastly, this segment operates specialty pharmacy facilities, and it franchises and operates apothecary-style retail pharmacies.

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

The following table includes revenue for each business segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Revenue:
Healthcare Supply Chain Services – Pharmaceutical	$19,893.8	$19,246.4	$59,465.4	$57,016.8
Healthcare Supply Chain Services – Medical	2,065.8	1,906.9	6,001.4	5,585.4
Clinical Technologies and Services	746.6	674.3	2,110.1	1,931.2
Medical Products and Technologies	678.9	457.6	1,968.9	1,336.1

Total segment revenue	23,385.1	22,285.2	69,545.8	65,869.5
Corporate (1)	(475.5)	(418.1)	(1,380.0)	(1,280.4)

Total consolidated revenue	$22,909.6	$21,867.1	$68,165.8	$64,589.1

(1)	Corporate revenue primarily consists of the elimination of inter-segment revenue between the Healthcare Supply Chain Services – Medical and Medical Products and Technologies segments which includes $282.1 million and $829.4 million for the three and nine months ended March 31, 2008, respectively, and $262.6 million and $769.4 million for the three and nine months ended March 31, 2007, respectively.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment selling, general and administrative expenses (“SG&A”). Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairment charges and other and costs associated with certain strategic investments that require the approval of executive management are not allocated to the segments. See Note 2 for further discussion of the Company’s special items and impairment charges and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the 2007 Form 10-K.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings / (loss) in the condensed consolidated financial statements for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Segment profit:
Healthcare Supply Chain Services – Pharmaceutical	$299.7	$379.7	$863.2	$996.4
Healthcare Supply Chain Services – Medical	93.1	88.7	222.1	234.7
Clinical Technologies and Services	126.8	98.3	340.5	241.6
Medical Products and Technologies	80.1	46.7	205.8	139.6

Total segment profit	599.7	613.4	1,631.6	1,612.3
Corporate (1)	(23.2)	(623.2)	(46.1)	(659.2)

Total consolidated operating earnings / (loss)	$576.5	$(9.8)	$1,585.5	$953.1

(1)	For the three and nine months ended March 31, 2008 and 2007, Corporate includes special items, impairment charges and other and certain other Corporate investment spending described below:

•

Special items — Corporate includes special items of $35.6 million and $87.7 million during the three and nine months ended March 31, 2008, respectively, and $612.0 million and $653.8 million, respectively, for the comparable prior year periods (see Note 2 for discussion of special items).

•

Impairment charges and other — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairment charges and other were $1.2 million and $(22.0) million during the three and nine months ended March 31, 2008, respectively, and $3.6 million and $17.9 million, respectively, for the comparable prior year periods (see Note 2 for discussion of impairment charges and other).

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate executive management, the expenses of such projects are retained at Corporate. Investment spending totaled $7.1 million and $18.4 million during the three and nine months ended March 31, 2008, respectively, and $8.0 million and $12.9 million, respectively, for the comparable prior year periods.

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

In accordance with SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”, the Company classifies equity-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings / (loss) (1) (2)	$576.5	$(32.2)	$(9.8)	$(39.0)
Earnings / (loss) from continuing operations	$365.9	$(21.5)	$(4.9)	$(25.7)
Net earnings (3)	$356.0	$(21.5)	$19.0	$(29.6)

Net basic earnings per Common Share	$1.00	$(0.06)	$0.05	$(0.08)
Net diluted earnings per Common Share	$0.99	$(0.06)	$0.05	$(0.08)

The following table illustrates the impact of equity-based compensation on reported amounts for the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31, 2008		Nine Months Ended March 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$1,585.5	$(86.7)	$953.1	$(109.3)
Earnings from continuing operations	$994.3	$(57.4)	$602.0	$(72.0)
Net earnings (3)	$982.6	$(57.4)	$1,028.9	$(86.5)

Net basic earnings per Common Share	$2.74	$(0.16)	$2.57	$(0.22)
Net diluted earnings per Common Share	$2.69	$(0.16)	$2.51	$(0.21)

(1)	The total equity-based compensation expense for the three months ended March 31, 2008 and 2007 includes gross stock appreciation rights (“SARs”) income/ (expense) of approximately $0.2 million and $(8.1) million, respectively. The total equity-based compensation expense for the nine months ended March 31, 2008 and 2007 includes SARs income/ (expense) of approximately $6.5 million and $(6.4) million, respectively. The SARs fair value has been and will continue to be remeasured until they are exercised. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. Of the 1.0 million SARs granted, 0.6 million SARs were exercised in the fourth quarter of fiscal 2007 and 0.3 million SARs were exercised in the third quarter of fiscal 2008. Based upon the terms of the SARs agreement, the SARs will be settled in cash and the benefit will be deferred until six months following the termination of employment. The SARs payments will be credited with interest at the Prime Rate from the date of exercise until the payment date.
(2)	The total equity-based compensation expense for the three months ended March 31, 2008 and 2007 also includes gross restricted share and restricted share unit expense of approximately $15.9 million and $10.4 million, respectively, gross employee option expense of approximately $13.0 million and $17.7 million, respectively, and gross employee stock purchase plan expense of approximately $3.5 million and $2.8 million, respectively. The total equity-based compensation expense for the nine months ended March 31, 2008 and 2007 also includes gross restricted share and restricted share unit expense of approximately $42.3 million and $30.1 million, respectively, gross employee option expense of approximately $42.4 million and $65.3 million, respectively, and gross employee stock purchase plan expense of approximately $8.5 million and $7.6 million, respectively.
(3)	Equity-based compensation charged to discontinued operations was approximately $3.9 million and $14.5 million, net of tax benefits of $2.0 million and $7.6 million for the three and nine months ended March 31, 2007, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2007 through March 31, 2008:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2007	35.9	$56.91
Granted	3.1	66.53
Exercised	(4.0)	45.57
Canceled	(1.9)	64.38

Balance at March 31, 2008	33.1	$58.58

Exercisable at March 31, 2008	25.7	$56.71

The weighted average fair value of stock options granted during the nine months ended March 31, 2008 is $17.71.

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

At March 31, 2008, the Company had a committed receivables sales facility program available through CHF with capacity to sell $850 million in receivables. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. During the second quarter of fiscal 2008, the Company amended its committed receivables sales facility program available through CHF. In connection with the amendment, the facility was increased from $800.0 million to $850.0 million and extended for an additional 364 days.

See Note 19 of “Notes to Consolidated Financial Statements” in the 2007 Form 10-K for more information regarding the off-balance sheet arrangements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2008 and June 30, 2007, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2007 Form 10-K.

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

Overview

Cardinal Health is a leading provider of products and services that improve the safety and productivity of healthcare. The Company is one of the largest distributors of pharmaceuticals and medical supplies. Customers include hospitals and clinics, some of the largest drug store chains in the United States and many other healthcare providers and retail outlets. The Company believes that its depth and breadth of products is unique in the industry and gives it a competitive advantage.

Continued demand for the Company’s products and services during the three and nine months ended March 31, 2008 led to revenue of $22.9 billion, up 5%, and $68.2 billion, up 6%, respectively, from the same period in the prior year. Operating earnings increased to approximately $577 million and $1.6 billion during the three and nine months ended March 31, 2008, respectively, compared to $(10) million and $953 million, respectively, in the comparable prior year periods primarily as a result of the $600 million expense recorded in the prior year periods related to previously disclosed shareholder litigation. Operating earnings were favorably impacted by increased gross margin ($80 million and $277 million, respectively) offset by increases in SG&A expenses ($73 million and $251 million, respectively). Net earnings for the three and nine months ended March 31, 2008 were $356 million and $983 million, respectively, and net diluted earnings per Common Share were $0.99 and $2.69, respectively.

Cash from operating activities decreased $140 million during the nine months ended March 31, 2008 to $1.3 billion compared to the same period in the prior year primarily due to changes in the Company’s working capital. Cash used in investing activities was $148 million due primarily to capital spending ($252 million) offset by net proceeds from the sale of certain short-term investments classified as available for sale ($132 million). Cash used in financing activities was $901 million due to the Company’s cash payments for treasury shares ($1.2 billion) offset by proceeds from the issuance of shares ($209 million) and a net increase in commercial paper and short-term borrowings ($202 million).

During the three months ended March 31, 2008, the Company announced a definitive agreement to acquire the assets of privately held Enturia Inc. for $490 million. The cash transaction includes Enturia’s line of infection prevention products sold under the ChloraPrep® brand name and is expected to close in the fourth quarter of fiscal 2008, subject to customary conditions. Enturia will be integrated into the Company’s Medical Products and Technologies segment.

During the first quarter of fiscal 2008, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion repurchase authorization which began during fiscal 2007 and expires on June 30, 2008. On August 8, 2007, the Company announced an additional $2.0 billion share repurchase program which expires on August 31, 2009. During the three and nine months ended March 31, 2008, the Company repurchased approximately $150 million and $750 million of its Common Shares under this new share repurchase program. Also during the three and nine months ended March 31, 2008, the Company paid $43 million and $130 million, respectively, in dividends or $0.12 and $0.36, respectively, per share.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per Common Share amounts)	Change (1)	2008	2007	Change (1)	2008	2007
Revenue	5%	$22,909.6	$21,867.1	6%	$68,165.8	$64,589.1
Cost of products sold	5%	21,441.8	20,479.6	5%	64,001.1	60,701.3

Gross margin	6%	1,467.8	1,387.5	7%	4,164.7	3,887.8
Selling, general and administrative expenses	9%	854.5	781.7	11%	2,513.5	2,263.0
Impairment charges and other	N.M.	1.2	3.6	N.M.	(22.0)	17.9
Special items	N.M.	35.6	612.0	N.M.	87.7	653.8

Operating earnings / (loss)	N.M.	576.5	(9.8)	66%	1,585.5	953.1
Interest expense and other	(3)%	31.1	32.2	21%	124.0	102.2

Earnings / (loss) before income taxes and discontinued operations	N.M.	545.4	(42.0)	72%	1,461.5	850.9
Provision / (benefit) for income taxes	N.M.	179.5	(37.1)	88%	467.2	248.9

Earnings / (loss) from continuing operations	N.M.	365.9	(4.9)	65%	994.3	602.0
Earnings / (loss) from discontinued operations	N.M.	(9.9)	23.9	N.M.	(11.7)	426.9

Net earnings	N.M.	$356.0	$19.0	(5)%	$982.6	$1,028.9

Net diluted earnings per Common Share	N.M.	$0.99	$0.05	7%	$2.69	$2.51

(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2008 compared to the same period in the prior year.

Revenue

Revenue for the three and nine months ended March 31, 2008 increased $1.0 billion or 5% and $3.6 billion or 6%, respectively, compared to the same period in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of pharmaceutical price appreciation and increased volume was $1.2 billion and $3.9 billion, respectively), the impact of acquisitions ($198 million and $625 million, respectively) and new customers ($162 million and $425 million, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 7.4% for the trailing twelve months ended March 31, 2008. Revenue was negatively impacted during the three and nine months ended March 31, 2008 by the loss of customers ($546 million and $1.3 billion, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2008 increased $962 million or 5% and $3.3 billion or 5%, respectively, compared to the same period in the prior year. The increase in cost of products sold was mainly due to the respective 5% and 6% increases in revenue for the three and nine months ended March 31, 2008 compared to the same period in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three and nine months ended March 31, 2008 increased $80 million or 6% and $277 million or 7%, respectively, compared to the same period in the prior year. The increase in gross margin was primarily due to the respective 5% and 6% growth in revenue, which includes the impact of acquisitions ($83 million and $245 million, respectively). Gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services – Pharmaceutical segment ($85 million and $244 million, respectively) as a result of the repricing of several large customer contracts in the past twelve months. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Selling, General and Administrative Expenses

SG&A expenses for the three and nine months ended March 31, 2008 increased $73 million or 9% and $251 million or 11%, respectively, compared to the same period in the prior year primarily in support of revenue growth, which includes the impact of acquisitions ($64 million and $201 million, respectively). SG&A expenses were favorably impacted by a year-over-year reduction in incentive compensation expense ($12 million and $24 million, respectively) and equity-based compensation expense ($7 million and $23 million, respectively) for the three and nine months ended March 31, 2008 compared to the same period in the prior year. The reduction in equity-based compensation expense was due to changes made to the Company’s employee equity compensation program. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

Impairment Charges and Other

The Company recognized impairment charges and other of $1 million and $(22) million for the three and nine months ended March 31, 2008 compared to $4 million and $18 million, respectively, for the three and nine months ended March 31, 2007. During the nine months ended March 31, 2008, the Company divested an investment within the Healthcare Supply Chain Services – Pharmaceutical segment. As a result of the divestiture, the Company recognized a $23 million gain in impairment charges and other. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of impairment charges and other during the three and nine months ended March 31, 2008 and 2007.

Special Items

The following is a summary of the Company’s special items for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Restructuring charges	$8.5	$6.6	$54.7	$28.4
Acquisition integration charges	4.4	2.9	19.9	14.0
Litigation and other	22.7	602.5	13.1	611.4

Total special items	$35.6	$612.0	$87.7	$653.8

During the three and nine months ended March 31, 2008, the Company recognized expense of $22 million and $33 million, respectively, related to charges incurred for several litigation matters; however, also included in the nine months ended March 31, 2008 is income of $23 million recognized in the second quarter of fiscal 2008 related to the settlement of the Derivatives Actions discussed in Note 7 of “Notes to the Condensed Consolidated Financial Statements.” During the three and nine months ended March 31, 2007, the Company recorded a $600 million reserve associated with the previously disclosed shareholder litigation. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s special items during the three and nine months ended March 31, 2008 and 2007.

Operating Earnings / (Loss)

Operating earnings increased $586 million to $577 million during the three months ended March 31, 2008 compared to the same period in the prior year and increased $632 million or 66% during the nine months ended March 31, 2008 compared to the same period in the prior year. The increase is primarily due to the $600 million expense recognized within special items in the prior year periods related to shareholder litigation. In addition, operating earnings were favorably impacted by higher gross margin ($80 million and $277 million, respectively) and negatively impacted by increased SG&A expenses ($73 million and $251 million, respectively).

Interest Expense and Other

Interest expense and other decreased $1 million or 3% during the three months ended March 31, 2008 compared to the same period in the prior year and increased $22 million or 21% during the nine months ended March 31, 2008 compared to the same period in the prior year. Interest expense and other was impacted during the three and nine months ended March 31, 2008 by increased borrowing levels and the impact of the prior year allocation of a portion of interest expense to discontinued operations (combined impact of $11 million and $50 million, respectively). The increase in interest expense for the three months ended March 31, 2008 was offset by the favorable impact of foreign exchange and other items ($15 million). The increase in interest expense for the nine months ended March 31, 2008 was partially offset by the favorable impact of foreign exchange and other items ($22 million) and increased investment income ($15 million). The extent of favorable foreign exchange benefits experienced during the three months ended March 31, 2008 are not expected to continue for the remainder of fiscal 2008.

Interest expense allocated to discontinued operations for the PTS Business was $8 million and $25 million for the three and nine months ended March 31, 2007, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. Upon divesting the PTS Business in the fourth quarter of fiscal 2007, interest expense was fully allocated to continuing operations.

Provision / (Benefit) for Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption of this interpretation was a $139 million reduction of retained earnings.

As of July 1, 2007, the Company had $597 million of unrecognized tax benefits. Included in the total amount of $597 million is $387 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions in the amount of $21 million related to acquired companies. Recognition of these tax benefits would not affect the Company’s effective tax rate. The entire $597 million of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, the Company had $149 million accrued for the payment of interest and penalties, which is a gross amount before any tax benefits. The entire $149 million of accrued interest and penalties is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

During the nine-month period ended March 31, 2008, the amount of unrecognized tax benefits increased to $721 million.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of the “Notes to Consolidated Financial Statements” from the 2007 Form 10-K. The amount of additional tax proposed by the IRS in these notices was $179 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including possible settlement of audit issues, or the expiration of applicable statutes of limitations. It is not possible to reasonably estimate the amount of such change in unrecognized tax benefits at this time.

Provision for Income Taxes – Continuing Operations

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations was $180 million or 32.9% for the three months ended March 31, 2008, and $467 million or 32.0% for the nine months ended March 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

The effective tax rate for the three months ended March 31, 2008 was negatively impacted by $7 million or 1.2 percentage points as a result of various discrete miscellaneous tax adjustments. The effective tax rate for the nine months ended March 31, 2008 was benefited by 0.2 percentage points due to the mix of special items and impairment charges being deductible at effective tax rates greater than the average effective tax rate.

Provision for Income Taxes – Discontinued Operations

The Company’s provision for income taxes relative to discontinued operations was an expense of $26 million and $29 million for the three and nine months ended March 31, 2008, respectively. Included within these amounts is a $25 million increase in unrecognized tax benefits for uncertain tax positions related to the PTS Business.

The Company’s provision for income taxes relative to discontinued operations was an $8 million expense and a $428 million benefit for the three and nine months ended March 31, 2007, respectively. During the second quarter of fiscal 2007, the Company recognized a $425 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various Pharmaceutical Technologies and Services businesses included in discontinued operations and the book basis of the Company’s investment in those businesses.

Earnings/(Loss) from Discontinued Operations

See Note 3 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

DEA Matter

In a series of actions taken during November and December 2007, the DEA suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. The Company continues to evaluate its controls against diversion of controlled substances on a company-wide basis, has taken actions to further enhance these controls and is engaged in discussions with the DEA relating to the concerns underlying the DEA’s actions. The Company has lost customers, and may lose additional customers, related to this matter. In addition, the Company has incurred expenses, and will continue to incur expenses, related to this matter. Lost customer revenue and expenses related to this matter had an adverse effect on the Company’s results of operations during the third quarter of fiscal 2008 and are expected to continue to have an adverse effect on the Company’s results of operations for the remainder of fiscal 2008 and into fiscal 2009. The Company discusses this matter in greater detail in Note 7 of “Notes to Condensed Consolidated Financial Statements.”

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

The following table summarizes segment revenue for the three and nine month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Growth (1)	2008	2007	Growth (1)	2008	2007
Healthcare Supply Chain Services – Pharmaceutical:
Revenue from non-bulk customers(2)	—%	$10,790.8	$10,841.6	—%	$31,731.1	$31,883.6
Revenue from bulk customers(2)	8%	9,103.0	8,404.8	10%	27,734.3	25,133.2

Total Healthcare Supply Chain Services – Pharmaceutical	3%	$19,893.8	$19,246.4	4%	$59,465.4	$57,016.8
Healthcare Supply Chain Services – Medical	8%	2,065.8	1,906.9	7%	6,001.4	5,585.4
Clinical Technologies and Services	11%	746.6	674.3	9%	2,110.1	1,931.2
Medical Products and Technologies	48%	678.9	457.6	47%	1,968.9	1,336.1

Total segment revenue	5%	23,385.1	22,285.2	6%	69,545.8	65,869.5
Corporate(3)	N.M.	(475.5)	(418.1)	N.M.	(1,380.0)	(1,280.4)

Total consolidated revenue	5%	$22,909.6	$21,867.1	6%	$68,165.8	$64,589.1

(1)	Growth is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2008 as compared to the same period in the prior year.
(2)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, pharmacies, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Healthcare Supply Chain Services – Pharmaceutical section for a more detailed description of revenue from bulk customers.

(3)	Corporate revenue primarily consists of the elimination of inter-segment revenue between the Healthcare Supply Chain Services – Medical and Medical Products and Technologies segments which includes $282 million and $829 million for the three and nine months ended March 31, 2008, respectively, and $263 million and $769 million for the three and nine months ended March 31, 2007, respectively.

The following table summarizes segment profit for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change (1)	2008	2007	Change (1)	2008	2007
Healthcare Supply Chain Services – Pharmaceutical	(21)%	$299.7	$379.7	(13)%	$863.2	$996.4
Healthcare Supply Chain Services – Medical	5%	93.1	88.7	(5)%	222.1	234.7
Clinical Technologies and Services	29%	126.8	98.3	41%	340.5	241.6
Medical Products and Technologies	72%	80.1	46.7	47%	205.8	139.6

Total segment profit	(2)%	599.7	613.4	1%	1,631.6	1,612.3
Corporate (2)	N.M.	(23.2)	(623.2)	N.M.	(46.1)	(659.2)

Consolidated operating earnings	N.M.	$576.5	$(9.8)	66%	$1,585.5	$953.1

(1)	Growth is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2008 as compared to the same period in the prior year.
(2)	For the three and nine months ended March 31, 2008 and 2007, Corporate includes special items, impairment charges and other and certain other Corporate investment spending described below:

•

Special items — Corporate includes special items of $36 million and $88 million during the three and nine months ended March 31, 2008, respectively, and $612 million and $654 million, respectively, for the comparable prior year periods (see Note 2 of “Notes of Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairment charges and other — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairment charges and other were $1 million and $(22) million during the three and nine months ended March 31, 2008, respectively, and $4 million and $18 million, respectively, for the comparable prior year periods (see Note 2 of “Notes of Condensed Consolidated Financial Statements” for discussion of impairment charges and other).

•

Investment spending — The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon Corporate executive management, the expenses of such projects are retained at Corporate. Investment spending totaled $7 million and $18 million during the three and nine months ended March 31, 2008, respectively, and $8 million and $13 million, respectively, for the comparable prior year periods.

Healthcare Supply Chain Services – Pharmaceutical Performance

During the three and nine months ended March 31, 2008, Healthcare Supply Chain Services – Pharmaceutical revenue grew and segment profit declined compared to the prior year. Revenue growth was primarily a result of additional volume from existing bulk customers and pharmaceutical price appreciation. The decline in segment profit was primarily a result of the repricing of several large customer contracts in the past twelve months. In addition, during the three months ended March 31, 2008, Healthcare Supply Chain Services – Pharmaceutical received less benefit from the timing of pharmaceutical price appreciation. Furthermore, the prior year comparative period was benefited by $16 million of out of period distribution service agreement fees after vendor confirmation of successful achievement of service performance metrics for calendar year 2006. Lost customer revenue and expenses from the controlled substance anti-diversion efforts also adversely affected revenue from non-bulk customers and segment profit during the three months ended March 31, 2008. The contract repricings and anti-diversion efforts referenced above are expected to continue to adversely affect this segment’s revenue and segment profit for the remainder of fiscal 2008 and into fiscal 2009.

Healthcare Supply Chain Services – Pharmaceutical revenue growth of $647 million or 3% and $2.4 billion or 4%, respectively, during the three and nine month period ended March 31, 2008 as compared to the prior year period was primarily due to additional volume from existing bulk customers and pharmaceutical price appreciation (the combined impact of pharmaceutical price appreciation and increased volume was $1.1 billion and $3.4 billion, respectively). The pharmaceutical price appreciation index was 7.4% for the trailing twelve months ended March 31, 2008. Revenue was also positively impacted by new customers ($106 million and $303 million, respectively). Negatively impacting growth in revenue was the loss of customers ($493 million and $1.2 billion, respectively) in the current year periods compared to the prior year periods and slower pharmaceutical market growth. The controlled substance anti-diversion efforts resulted in customer losses and adversely affected the Company’s ability to acquire new retail independent pharmacy customers.

Healthcare Supply Chain Services – Pharmaceutical segment profit decreased $80 million or 21% during the three months ended March 31, 2008 compared to the same period in the prior year as a result of a $75 million decrease in gross margin. The decline in gross margin was primarily due to increased customer discounts ($85 million) as a result of the repricing of several large customer contracts in the past twelve months. The Company expects a certain level of continued customer discounting due to the competitive market in which it operates. Gross margin was positively impacted by increased generic margin ($14 million) and increased manufacturer cash discounts ($12 million) due to increased sales volume, partially offset by lower distribution service agreement fees and pharmaceutical price appreciation (combined impact of $4 million). The distribution service agreement fees for the prior year comparative period were benefited by a $16 million item as described above.

Healthcare Supply Chain Services – Pharmaceutical segment profit decreased $133 million or 13%, respectively, during the nine months ended March 31, 2008 compared to the same period in the prior year as a result of a $131 million decrease in gross margin. The decline in gross margin was primarily due to increased customer discounts ($244 million) as a result of the repricing of several large customer contracts in the last twelve months and growth of approximately 10% in sales to bulk customers which tend to have larger customer discounts. Gross margin was also negatively impacted by decreased generic margin ($30 million) primarily due to the impact of generic launches in the prior year which did not occur in the current year. The Company generally earns the highest margins on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary. The combined impact of distribution service agreement fees and pharmaceutical price appreciation was $52 million higher year over year for the nine months ended March 31, 2008 due to increased sales volume and benefit from pharmaceutical price appreciation. Gross margin was also positively impacted during the three and nine months ended March 31, 2008 by increased manufacturer cash discounts due to increased sales volume ($65 million).

SG&A expenses remained relatively flat for the three and nine months ended March 31, 2008 compared to the prior year period and was positively impacted by a change in the allocation of corporate costs as well as spending controls. During fiscal 2008, a change in the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits resulted in decreased expense ($5 million and $17 million, respectively) allocated to Healthcare Supply Chain Services – Pharmaceutical.

The Company’s results could be adversely affected if sales of pharmaceutical products decline, competitive pricing pressure intensifies, the frequency of new generic pharmaceutical launches decreases, generic price deflation exceeds its historical rate, or pharmaceutical price appreciation on branded products decreases from its historical rate. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, competitive pricing pressure subsides, the frequency of new generic pharmaceutical launches increases, generic price deflation decreases from its historical rate, or pharmaceutical price appreciation on branded products exceeds its historical rate.

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

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to allocate segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except percentage of revenue)	2008	2007	2008	2007
Non-bulk customers:
Revenue from non-bulk customers	$10,790.8	$10,841.6	$31,731.1	$31,883.6
Segment expenses allocated to non-bulk customers(1)	$10,534.8	$10,538.9	$30,998.6	$31,035.7
Segment profit from non-bulk customers(1)	$256.0	$302.7	$732.5	$847.9
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers(1)	2.4%	2.8%	2.3%	2.7%
Bulk customers:
Revenue from bulk customers	$9,103.0	$8,404.8	$27,734.3	$25,133.2
Segment expenses allocated to bulk customers(1)	$9,059.3	$8,327.8	$27,603.6	$24,984.7
Segment profit from bulk customers(1)	$43.7	$77.0	$130.7	$148.5
Segment profit from bulk customers as a percentage of revenue from bulk customers(1)	0.5%	0.9%	0.5%	0.6%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) within the Healthcare Supply Chain Services – Pharmaceutical segment services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) within the Healthcare Supply Chain Services – Pharmaceutical segment only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) within the Healthcare Supply Chain Services – Pharmaceutical segment service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

During the three and nine months ended March 31, 2008 revenue from non-bulk customers decreased $51 million and $153 million, respectively, compared to the same period in the prior year due to the loss of customers partially offset by additional volume from existing customers. Segment profit from non-bulk customers decreased $47 million and $115 million during the three and nine months ended March 31, 2008, respectively, compared to the same period in the prior year due to the decreased sales volume coupled with an increase in customer discounts and the impact of generic launches in the prior year which did not occur in the current year.

During the three and nine months ended March 31, 2008 revenue from bulk customers increased $698 million and $2.6 billion, respectively, compared to the same period in the prior year due to new contracts signed with existing customers which resulted in increased volume from existing customers. Segment profit from bulk customers decreased $33 million and $18 million during the three and nine months ended March 31, 2008 compared to the same period in the prior year due to increased customer discounts partially offset by increased manufacturer cash discounts related to sales volume growth. The decrease during the nine months ended March 31, 2008 was also partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation.

Healthcare Supply Chain Services – Medical Performance

Healthcare Supply Chain Services – Medical segment revenue growth of $159 million or 8% and $416 million or 7%, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period resulted primarily from increased volume from existing hospital, laboratory, and ambulatory care customers ($169 million and $455 million, respectively), new customer accounts ($27 million and $68 million, respectively) and the impact of foreign exchange ($20 million and $46 million, respectively). Revenue was negatively impacted by the loss of customers ($53 million and $146 million, respectively).

Healthcare Supply Chain Services – Medical segment profit increased $4 million or 5% during the three months ended March 31, 2008 compared to the prior year period and decreased $13 million or 5%, during the nine months ended March 31, 2008 compared to the prior year period. Gross margin increased segment profit by $16 million and $24 million, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period primarily as a result of revenue growth. Increases in SG&A expenses decreased segment profit by $12 million and $37 million, respectively, during the three and nine months ended March 31, 2008 partially as a result of changing the methodology for allocating corporate costs for the Healthcare Supply Chain Services – Pharmaceutical and Healthcare Supply Chain Services – Medical segments to better align corporate spending with the segment that receives the related benefits. The change in methodology resulted in increased expense ($5 million and $17 million, respectively) allocated to the Healthcare Supply Chain Services – Medical segment.

Clinical Technologies and Services Performance

Clinical Technologies and Services segment revenue grew $72 million or 11% and $179 million or 9%, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period. Revenue growth was favorably impacted by new products ($20 million and $66 million, respectively), new customers ($28 million and $55 million, respectively) and the impact of foreign exchange ($8 million and $20 million, respectively).

Clinical Technologies and Services segment profit increased $29 million or 29% and $99 million or 41%, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period. Gross margin increased segment profit by $38 million and $117 million, respectively, during the three and nine months ended March 31, 2008 primarily as a result of revenue growth and a favorable mix of higher margin products. The year over year impact of Alaris product recalls negatively impacted gross margin for both the three and nine months ended March 31, 2008 by $7 million. Increases in SG&A expenses decreased segment profit by $10 million and $18 million, respectively, during the three and nine months ended March 31, 2008.

Medical Products and Technologies Performance

Medical Products and Technologies segment revenue grew $221 million or 48% and $633 million or 47%, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period. Revenue growth for the segment was favorably impacted by the Viasys acquisition ($174 million and $515 million, respectively), international revenue growth ($27 million and $69 million, respectively), which includes the impact of foreign exchange ($18 million and $43 million, respectively), increased volume from existing customers ($13 million and $21 million, respectively) and new product launches ($7 million and $27 million, respectively).

Medical Products and Technologies segment profit increased $33 million or 72% and $66 million or 47%, respectively, during the three and nine months ended March 31, 2008 compared to the prior year period. Gross margin increased segment profit by $100 million and $267 million, respectively, during the three and nine months ended March 31, 2008 primarily as a result of revenue growth, the Viasys acquisition ($81 million and $232 million, respectively) and the impact of foreign exchange ($10 million and $20 million, respectively). Increases in SG&A expenses negatively impacted segment profit by $67 million and $201 million during the three and nine months ended March 31, 2008, respectively, primarily from the impact of the Viasys acquisition ($57 million and $176 million, respectively).

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
(in millions)	2008	2007
Net cash provided by/(used in) – continuing operations:
Operating activities	$1,312.3	$1,294.6
Investing activities	$(148.4)	$(190.0)
Financing activities	$(901.2)	$(1,413.9)

Net cash provided by/(used in) – discontinued operations:
Operating activities	$(42.5)	$115.2
Investing activities	$—	$(80.1)
Financing activities	$—	$(46.6)

Operating activities. Net cash provided by operating activities from continuing operations during the nine months ended March 31, 2008 totaled $1.3 billion and remained relatively flat when compared to the nine months ended March 31, 2007. The increase in earnings from continuing operations of $392 million in the current year period compared to the prior year were offset by changes in working capital.

Investing activities. Net cash used in investing activities for continuing operations of $148 million during the nine months ended March 31, 2008 reflected capital spending ($252 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). In addition, the Company utilized cash to complete the Viasys acquisition within the Medical Products and Technologies segment slightly offset by cash received for the divestiture of an investment within the Healthcare Supply Chain Services – Pharmaceutical segment (combined impact $39 million). The Company expects a cash outlay of $490 million upon its acquisition of the assets of Enturia, Inc. which is currently expected to occur in the fourth quarter of fiscal 2008.

        Net cash used in investing activities during the nine months ended March 31, 2007 of $190 million reflected the Company’s capital spending ($243 million) and cash to complete acquisitions ($149 million) within the Clinical Technologies and Services and Healthcare Supply Chain Services – Pharmaceutical segments. These uses of cash were partially offset by the net proceeds from the sale of certain short-term investments classified as available for sale ($198 million).

Financing activities. Net cash used in financing activities for continuing operations of $901 million during the nine months ended March 31, 2008 reflected the Company’s repurchase of its Common Shares ($1.2 billion) and dividend payments to shareholders ($130 million). See “Share Repurchase Program” below for additional information; however, amounts may differ due to the timing of share settlements at the end of reporting periods. Cash provided by financing activities included proceeds received from shares issued under various employee stock plans ($209 million) and the net change in commercial paper and short-term borrowings ($202 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $1.4 billion during the nine months ended March 31, 2007 reflected the Company’s repurchase of its Common Shares ($2.0 billion). In addition, the Company utilized cash to repay long-term obligations ($733 million) and pay dividends to shareholders ($110 million). Cash provided by financing activities included proceeds received from short-term and long-term obligations ($1.1 billion) and proceeds received from shares issued under various employee stock plans ($319 million).

International Cash

The Company’s cash balance of approximately $1.5 billion as of March 31, 2008 includes $856 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal income tax.

Share Repurchase Program

During the three and nine months ended March 31, 2008, the Company repurchased approximately $150 million and $1.1 billion of its Common Shares under two repurchase authorizations.

During the first quarter of fiscal 2008, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion combined repurchase authorization which will expire on June 30, 2008. At March 31, 2008, approximately $406 million remained from the $4.5 billion repurchase authorization.

During the three and nine months ended March 31, 2008, the Company repurchased approximately $150 million and $750 million, respectively, of its Common Shares under an additional $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At March 31, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization.

See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables. The Company amended the receivables sales facility program during the second quarter of fiscal 2008 which resulted in increasing the program from $800 million to $850 million and extending it for an additional 364 days. The Company had $203 million outstanding borrowings from the commercial paper program at March 31, 2008.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allows for borrowings up to $58 million, of which $18 million was outstanding at March 31, 2008.

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

Debt Covenants

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of March 31, 2008, the Company was in compliance with this covenant.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K other than changes resulting from the adoption of FIN No. 48. As further discussed in Note 6 of “Notes to Condensed Consolidated Financial Statements” within this Form 10-Q, the Company adopted the provisions of FIN No. 48 effective July 1, 2007. Among other things, as a result of the adoption of FIN No. 48, the Company reclassified unrecognized tax benefits to long-term income taxes payable. The Company had $721 million of unrecognized tax benefits as of March 31, 2008 which were not included in the “Contractual Obligations” table of the 2007 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate these amounts to any particular years in the table.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2007, the Company began processing selected financial transactions for its corporate functions and certain businesses within the Clinical Technologies and Services segment on a newly implemented accounting software system. In April 2008, the Company transitioned selected financial processes for the remaining business within the Clinical Technologies and Services segment to the new accounting software system. The Company will transition selected financial processes within its other segments to the new accounting software system in fiscal 2009. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. During the quarter ended September 30, 2007, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in the Company’s 2007 Form 10-K, which could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects, and the developments disclosed in the Company’s filings with the SEC since the date of the 2007 Form 10-K that relate to the risks described in the 2007 Form 10-K. The risks described in the 2007 Form 10-K are not the only risks that the Company faces. The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to the Company at the time of this filing on Form 10-Q or that the Company currently considers to be immaterial.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2008	2,223,072	$58.26	2,222,300	$1,676,546,773
February 1-29, 2008	449,029	60.08	337,000	1,656,425,173
March 1-31, 2008	1,003	50.69	—	1,656,425,173

Total	2,673,104	$58.56	2,559,300	$1,656,425,173

(1)	Includes 206, 154, and 183 Common Shares purchased in January, February and March 2008, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 566, 1,634 and 820 restricted shares surrendered in January, February and March 2008, respectively, by employees upon vesting to meet tax withholding. Also includes 110,241 Common Shares owned and tendered by an executive officer in February 2008 to meet the exercise price and tax withholding for a stock option exercise.
(2)	During the three months ended March 31, 2008, the Company repurchased approximately $149.6 million of its Common Shares under a $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009. At March 31, 2008, approximately $1.3 billion remains from the $2.0 billion repurchase authorization. In addition to the $2.0 billion repurchase authorization, the Company also has a $4.5 billion combined repurchase authorization which was first announced on July 11, 2006 and most recently amended on January 31, 2007 and which expires on June 30, 2008. At March 31, 2008, approximately $406.0 million remains from the $4.5 billion repurchase authorization.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)

10.1	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)

10.2	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)

10.3	Letter agreement, dated as of January 7, 2008, and Confidentiality and Business Protection Agreement, effective as of January 9, 2008, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: May 8, 2008	/s/ R. Kerry Clark
R. Kerry Clark
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer