Form 10-K
period 2008-06-30
CARDINAL HEALTH INC
filed 2008-08-27
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2007, based on the closing price on December 31, 2007, was $20,404,211,520.

The number of registrant’s Common Shares outstanding as of August 25, 2008, was as follows: Common Shares, without par value: 359,153,099.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K (including information incorporated by reference) include “forward-looking statements.” This includes, in particular, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “will,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (including in “Item 1A—Risk Factors”) and in Exhibit 99.1 to this Form 10-K. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1:	Business

General

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, the terms the “Registrant,” the “Company” and “Cardinal Health” refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. The Company is a leading provider of products and services that improve the safety and productivity of healthcare. Except as otherwise specified, information in this report is provided as of June 30, 2008 (the end of the Company’s fiscal year).

The description of the Company’s business in this Item 1 should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Recent Developments

On August 7, 2008, the Company publicly announced that its Board of Directors has supported a management recommendation to actively explore a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments, which management is proceeding to do. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising the Clinical and Medical Products reportable segment as a separate, publicly traded company. The Company plans to announce its decision within approximately 60 to 90 days of August 7, 2008. No assurance can be given as to whether the Company will decide to pursue a separation of these reportable segments, or as to the timing or terms of any such transaction should the Company determine to proceed with a separation.

Reportable Segments

As of and for the fiscal year ended June 30, 2008, the Company reported financial information for four reportable segments: Healthcare Supply Chain Services—Pharmaceutical; Healthcare Supply Chain Services—Medical; Clinical Technologies and Services; and Medical Products and Technologies. As discussed below under “Changes to Reportable Segments,” the Company will change its reportable segments effective July 1, 2008 so that there are three reportable segments, of which two will be its primary operating and reportable segments. The following business discussion is based on the four reportable segments as they were structured as of and for the fiscal year ended June 30, 2008.

Healthcare Supply Chain Services—Pharmaceutical

General. Through its Healthcare Supply Chain Services—Pharmaceutical segment, the Company distributes a broad line of branded and generic pharmaceutical products, over-the-counter healthcare products and consumer products (collectively, “pharmaceutical products”). The Company’s pharmaceutical supply chain business (also referred to as the pharmaceutical distribution business) is one of the country’s leading full-service wholesale distributors to retail customers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and alternate care providers (including mail order pharmacies) located throughout the United States. As a full-service wholesale distributor, the pharmaceutical supply chain business complements its distribution activities by offering a broad range of support services to assist its customers in maintaining and helping to improve the efficiency and quality of their services. These support services include, among others:

•	online procurement, fulfillment and information provided through cardinal.com;

•	computerized order entry and order confirmation systems;

•	generic sourcing programs;

•	product movement, inventory and management reports; and

•	consultation on store operations and merchandising.

The Company’s proprietary software systems feature customized databases specially designed to help its pharmaceutical supply chain customers order more efficiently, contain costs and monitor their purchases.

In addition, this segment’s pharmaceutical supply chain business provides services to branded pharmaceutical manufacturers, including distribution services, inventory management services, data/reporting services, new product launch support and contract and chargeback administration services. This segment also operates a pharmaceutical repackaging and distribution program that provides repackaged pharmaceutical products to its customers.

This segment operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. This segment also provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. This segment also operates a specialty pharmacy that provides prescription fulfillment and clinical care services directly to individual patients requiring highly intensive therapies.

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

In general, the Company sells pharmaceutical products to its customers at a contract price that is based on the manufacturer’s published price or another designated price at the time of sale (in either case, the “manufacturer’s designated price”). For branded pharmaceuticals, the contract price is determined by applying a discount to the manufacturer’s designated price. The term “customer discounts” refers to the difference in dollars between the sales price to customers for pharmaceutical products (net of discounts, rebates and incentives given to customers) and the manufacturer’s designated price for those pharmaceutical products sold in a particular period.

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

The term “pharmaceutical price appreciation” refers to the impact on gross margin in dollars of pharmaceutical price appreciation for pharmaceutical products sold during a particular period. The impact happens when the Company is able to purchase inventory, hold that inventory when a manufacturer increases its published price and, by virtue of the Company’s contract price to customers being based upon the manufacturer’s designated price at the time of the sale, sell that inventory on hand at a higher price. The Company continues to generate a portion of its gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to the Company, could adversely affect the Company’s results of operations and financial condition.

The term “manufacturer rebates and incentives” refers to discounts the Company receives from manufacturers as a result of competition among manufacturers, including manufacturers of generic pharmaceuticals, in pricing their products. Manufacturer rebates and incentives are based on either the Company’s purchases from the manufacturer or the Company’s sales of the manufacturer’s products to its customers. The Company generally earns the greatest margin dollars on generic pharmaceuticals during the period immediately following the initial launch of a generic product in the marketplace because generic pharmaceutical selling prices are generally deflationary.

Therefore, the Company’s pharmaceutical supply chain business generates gross margin primarily to the extent that the selling price to its customers, net of customer discounts, exceeds in the aggregate cost of products sold, net of manufacturer cash discounts, distribution service agreement fees, pharmaceutical price appreciation and manufacturer rebates and incentives.

With respect to its customers, the Healthcare Supply Chain Services—Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the pharmaceutical supply chain business model.

Healthcare Supply Chain Services—Medical

Through its Healthcare Supply Chain Services—Medical segment, the Company distributes a broad range of branded and private-label medical and laboratory products, as well as the Company’s own line of surgical and respiratory therapy products manufactured or sold by the Medical Products and Technologies segment, to hospitals, laboratories and ambulatory care customers, such as surgery centers and physician offices. This segment distributes products both in the United States and in Canada.

This segment helps customers reduce costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com and supply-chain management. This segment also assembles and distributes sterile and non-sterile procedure kits under the Presource® brand name.

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

This segment provides pharmacy services to hospitals and other healthcare facilities, including full-service department outsourcing, transitional and turn-key services for acute care hospital pharmacies, as well as remote medication order entry and review and other services. This segment also provides clinical intelligence solutions, including products and services that identify and prevent hospital-acquired infections and provide barcode-enabled patient identification systems used in hospitals.

This segment primarily distributes its products direct to the customer, although it also distributes some products through medical products distributors, including through the Healthcare Supply Chain Services—Medical segment. This segment offers products and services principally in the United States and also in Europe, Canada and other regions.

Medical Products and Technologies

Through its Medical Products and Technologies segment, the Company develops and manufactures medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers. These products include the following: infection prevention products, such as single-use surgical drapes, gowns and apparel, exam and surgical gloves and fluid suction and collection systems; respiratory care products, such as ventilation equipment and supplies; and medical specialties products, such as reusable surgical instruments and biopsy needles. After acquiring the assets of Enturia Inc. (“Enturia”) during fiscal 2008, this segment now also offers Enturia’s line of skin disinfection products sold under the ChloraPrep® brand name.

This segment primarily distributes its products through medical products distributors, including through the Company’s Healthcare Supply Chain Services—Medical segment. It also distributes some products direct to the customer. This segment offers products and services principally in the United States and also in Europe, Canada and other regions.

For information on comparative segment revenue, segment profit and related financial information, see Note 17 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

Changes to Reportable Segments

On July 8, 2008, the Company announced a reorganization and the consolidation of its businesses into two primary operating and reportable segments, the Healthcare Supply Chain Services and Clinical and Medical Products segments, to reduce costs and align resources with the needs of each segment and that, effective July 1, 2008, it would begin reporting in three reportable segments. The following indicates the changes from the fiscal 2008 reporting structure to the new reporting structure effective July 1, 2008:

Healthcare Supply Chain Services. This reportable segment will comprise all of the businesses formerly within the Healthcare Supply Chain Services—Pharmaceutical segment other than Medicine Shoppe and will comprise all of the businesses formerly within the Healthcare Supply Chain Services—Medical segment.

Clinical and Medical Products. This reportable segment will comprise all of the businesses formerly within the Clinical Technologies and Services segment other than the pharmacy services business and will comprise all of the businesses formerly within the Medical Products and Technologies segment other than the Tecomet (orthopedic implants and instruments) and MedSystems (enteral devices and airway management products) businesses, which were acquired by the Company through its acquisition of Viasys Healthcare Inc. (“Viasys”).

All Other. This reportable segment will comprise Medicine Shoppe and the pharmacy services, Tecomet and MedSystems businesses. The Company entered into a definitive agreement to sell the Tecomet business to Charlesbank Capital Partners and Tecomet management on July 22, 2008.

As noted above, the Company has publicly announced that its management is actively exploring a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising the Clinical and Medical Products reportable segment as a separate, publicly traded company.

Acquisitions and Divestitures

From July 1, 2003 to June 30, 2008, the Company completed the acquisitions described below.

				Consideration Paid
Date (1)	Company	Location	Line of Business	Cash		Stock Options Converted (2)
				(Amounts in millions)
December 16, 2003	The Intercare Group, plc	United Kingdom	Contract services manufacturer and distributor for pharmaceutical companies	$570	(3)	—

June 28, 2004	ALARIS Medical Systems, Inc.	San Diego, California	Intravenous medication safety products and services	$2,080	(4)	0.6

June 21, 2007	VIASYS Healthcare Inc.	Conshohocken, Pennsylvania	Respiratory, neurology, medical disposable and orthopedic products	$1,526	(5)	0.1

May 12, 2008	Enturia Inc.	Leawood, Kansas	Infection prevention products	$490	(6)	—

(1)	Represents the date the Company became the majority shareholder.
(2)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company’s Common Shares. This column represents the number of the Company’s Common Shares subject to such converted stock options immediately following conversion.
(3)	Includes the assumption of approximately $150 million in debt.
(4)	Includes the assumption of approximately $358 million in debt.
(5)	Includes the assumption of approximately $54 million in debt; also includes approximately $88 million of shares purchased under equity compensation plans in July 2007.
(6)	Includes the assumption of approximately $5 million in debt.

The Company also has completed a number of other smaller acquisitions (asset purchases, stock purchases and mergers) during the last five fiscal years, including the following: Medicap and Snowden Pencer Holdings, Inc. during fiscal 2004; Geodax Technology, Inc. during fiscal 2005; and ParMed Pharmaceutical, Inc. (“ParMed”) and Denver Biomedical, Inc. (“Denver Biomedical”) during fiscal 2006. The Company also acquired the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”) and the remaining shares of Source Medical Corporation (“Source Medical”), its Canadian joint venture, during fiscal 2006. The Company acquired MedMined, Inc. (“MedMined”), Care Fusion Incorporated (“Care Fusion”) and SpecialtyScripts, LLC (“SpecialtyScripts”) during fiscal 2007. In addition to the acquisitions described above, the Company completed the acquisition of Borschow Hospital & Medical Supplies, Inc., a distributor of pharmaceutical and medical products in Puerto Rico, on August 1, 2008.

On an ongoing basis, the Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its operations and services across all reportable segments. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities.

From July 1, 2003 to June 30, 2008, the Company completed several divestiture transactions. These transactions include divesting the international and non-core domestic businesses of Syncor International Corporation (“Syncor”) in several transactions since acquiring Syncor in fiscal 2003. During fiscal 2006, the Company divested a significant portion of its specialty distribution business. During fiscal 2007, the Company completed the sale of its former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”) to an affiliate of The Blackstone Group. At the closing of the PTS Business sale, the Company received approximately $3.2 billion in cash, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the purchase agreement. Also during fiscal 2007, the Company divested its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business.

The Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. As discussed above, effective July 1, 2008, the Company will begin reporting in three reportable segments. As of July 1, 2008, the All Other segment includes Medicine Shoppe and the pharmacy services, Tecomet and MedSystems businesses. While these businesses continue to add value to the Company, the Company will be conducting an in-depth review during fiscal 2009 to evaluate the fit of such businesses in the existing segment structure. The Company entered into a definitive agreement to sell the Tecomet business to Charlesbank Capital Partners and Tecomet management on July 22, 2008.

For additional information concerning certain of the transactions described above, see Notes 2, 3 and 8 of “Notes to Consolidated Financial Statements” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

The Company’s largest customers, CVS Caremark Corporation (“CVS”) and Walgreen Co. (“Walgreens”), accounted for approximately 22% and 19%, respectively, of the Company’s revenue for fiscal 2008. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 52% of the Company’s revenue for fiscal 2008. All of the Company’s business with its five largest customers is included in its Healthcare Supply Chain Services—Pharmaceutical segment. The loss of one or more of these five customers could adversely affect the Company’s results of operations and financial condition.

Businesses in each of the Company’s reportable segments have agreements with group purchasing organizations (“GPOs”) that act as agents that negotiate vendor contracts on behalf of their members. Approximately 16% of the Company’s revenue for fiscal 2008 was derived from GPO members through the contractual arrangements established with Novation, LLC (“Novation”) and Premier Purchasing Partners, L.P. (“Premier”), the Company’s two largest GPO relationships in terms of member revenue. Although GPO vendor selections are influential to GPO member sourcing decisions, compliance by GPO members with those vendor selections is generally voluntary. As such, the Company believes the loss of any of the Company’s agreements with a GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company’s results of operations and financial condition. See Note 1 in “Notes to Consolidated Financial Statements” for further information regarding the Company’s concentrations of credit risk and major customers.

Suppliers

The Company obtains its products from many different suppliers. Products obtained from the Company’s five largest suppliers accounted on a combined basis for approximately 19% of the Company’s revenue during fiscal 2008. No one supplier’s products accounted for more than 5% of the Company’s revenue in fiscal 2008. Overall, the Company believes that its relationships with its suppliers are good. The loss of certain suppliers could adversely affect the Company’s results of operations and financial condition if alternative sources of supply were unavailable at reasonable prices.

In fiscal 2006, the Company completed the transition of its pharmaceutical supply chain business to a fee-for-service model with respect to the compensation it receives for the services it provides to pharmaceutical manufacturers. These fee-for-service arrangements are reflected in written distribution service agreements. Distribution service agreements between the Company and pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-year term. These agreements are generally only terminable prior to expiration of their term upon the following conditions: the mutual agreement of the parties; an uncured breach of the agreement; or the occurrence of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period. See the “Pharmaceutical Supply Chain Business Model” discussion under “Reportable Segments—Healthcare Supply Chain Services—Pharmaceutical” above for more information regarding distribution service agreement fees.

The Company’s Healthcare Supply Chain Services—Medical segment purchases products from a wide range of medical products suppliers for distribution to its customers. This segment, at times, purchases medical and laboratory products from suppliers other than the original manufacturer of such products. The products typically represent excess inventory of these suppliers and are often available at a discount to the original manufacturer’s then-current price, resulting in increased gross margin for the Company on the sale of such products. Some manufacturers have adopted policies that attempt to limit the ability of wholesalers to purchase products from anyone other than the manufacturer. In these situations, the Company attempts to negotiate fee-based or other compensation arrangements with the manufacturers to mitigate the lost gross margin opportunity. If manufacturers are successful in implementing these policies in the future, the Company’s results of operations could be adversely affected if the Company is unable to negotiate satisfactory fee-based or other compensation arrangements with these manufacturers.

The Company’s Clinical Technologies and Services segment uses purchased components in the products it manufactures, including custom-designed components and assemblies. The Company’s Medical Products and Technologies segment uses a broad range of raw materials, compounds and purchased components in the products it manufactures, including latex and resins. In certain circumstances, the Company’s results of operations and financial condition may be adversely affected by raw material or component cost increases because the Company may not be able to fully recover the increased costs from the customer or offset the increased cost through productivity improvements. In addition, although most of these raw materials or components are generally available, certain raw materials or components used by the Company’s manufacturing businesses may be available only from a limited number of suppliers. Where there are a limited number of suppliers, the Company may experience shortages in supply, and as a result, the Company’s results of operations and financial condition could be adversely affected.

The Company’s manufacturing businesses use resins and other petroleum-based materials as raw materials in many of their products. Prices of oil and gas also affect the Company’s distribution and transportation costs. Oil and gas prices are volatile and have increased in recent years, resulting in higher costs to the Company to produce and distribute its products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of the Company’s customers and third party payors, the Company may be unable to pass along cost increases through higher prices. If these higher costs continue and the Company is unable fully to offset these increases through other cost reductions or recover these costs through price increases or fuel surcharges, the Company’s results of operations and financial condition could be adversely affected.

With respect to certain products, the Clinical Technologies and Services and Medical Products and Technologies segments contract with third-party manufacturers for all or some aspects of their product manufacturing. These segments also source certain finished products from third-party suppliers.

Competition

The Company operates in markets that are highly competitive.

Healthcare Supply Chain Services—Pharmaceutical

In the Healthcare Supply Chain Services—Pharmaceutical segment, the Company’s pharmaceutical supply chain business faces competition in the United States from two other national, full-line wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies, among others, on the basis of a value proposition that includes pricing, breadth of product lines, service offerings and support services. In addition, the Company has experienced increased competition from a number of sources with regard to generic pharmaceuticals, including generic telemarketers.

The pharmaceutical supply chain business has narrow profit margins and, accordingly, the Company’s earnings depend significantly on its ability to:

•	compete effectively on the pricing of pharmaceutical products;

•	offer a compelling portfolio of generic pharmaceutical products, supported by low cost sourcing arrangements with generic pharmaceutical manufacturers;

•	distribute a large volume and variety of products efficiently;

•	provide quality support services;

•	enter into and maintain satisfactory arrangements with pharmaceutical manufacturers so it is compensated for the services it provides manufacturers; and

•	effectively manage inventory and other working capital items.

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

With respect to pharmacy franchising operations, a few smaller franchisors compete with Medicine Shoppe in the franchising of pharmacies, with competition being based primarily upon financial assistance offered to qualified franchisees, aggregation of purchase volume, operational support and assistance, benefits offered to both the pharmacist and the customer, access to third-party programs, brand awareness and marketing support and pricing. Medicine Shoppe also needs to be competitive with lower cost retail independent networks or cooperatives that provide support services to pharmacies, as well as a pharmacist’s ongoing option to work as an employee for a larger organization, including a chain pharmacy.

Healthcare Supply Chain Services—Medical

The Company’s Healthcare Supply Chain Services—Medical segment faces competition both in the United States and in Canada. Competitive factors within this segment include price, order-filling accuracy (both invoicing and product selection), breadth of product offerings, product availability, low-cost offerings for commodity products, and service offerings. This segment competes across several customer classes with many different distributors, including Owens & Minor, Inc., Thermo Fisher Scientific Inc., PSS World Medical, Inc., Henry Schein, Inc. and Medline Industries, Inc., among others. This segment also competes with a number of smaller regional medical products distributors and also with third-party logistics companies.

Clinical Technologies and Services

The Company’s Clinical Technologies and Services segment faces competition in both its domestic and international markets. Its infusion products compete based upon quality, technological innovation, price, patents and other intellectual property and the value proposition of helping improve patient outcomes while reducing overall costs associated with patient safety. Competitors with respect to infusion products include both domestic and foreign companies, including Hospira, Inc., B. Braun Melsungen AG, Baxter International Inc. and Fresenius SE.

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

This segment’s pharmacy services compete based on range and quality of services, price, effective use of information systems, development and implementation of clinical programs and the established base of existing operations. Competitors include both national and regional hospital pharmacy management and remote order entry firms, including Comprehensive Pharmacy Services, as well as self-managed hospitals and hospital systems.

Medical Products and Technologies

The Company’s Medical Products and Technologies segment faces competition in both its domestic and international markets. Competitive factors include product innovation, performance, quality, price, brand recognition and patents and other intellectual property. This segment competes against several medical product manufacturers, including Kimberly-Clark Corporation, Covidien Ltd., Teleflex Incorporated, Medline Industries, Inc., Ansell Limited, 3M Company, Getinge AB, Dräger Medical AG & Co. KG and Koninklijke Philips Electronics N.V., among others.

Employees

As of June 30, 2008, the Company had approximately 30,700 employees in the United States and approximately 16,900 employees outside of the United States. Overall, the Company considers its employee relations to be good.

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

Through its Healthcare Supply Chain Services—Pharmaceutical segment, the Company holds patents relating to certain aspects of its nuclear pharmacy products. Through its Clinical Technologies and Services segment, the Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medical devices, infusion therapy systems, infusion administration sets, drug delivery systems and infection surveillance and reporting systems. Through its Medical

Products and Technologies segment, the Company holds patents relating to certain aspects of its medical and surgical products and devices, including surgical and exam gloves, drapes, gowns, respiratory equipment and respiratory therapy devices, patient prep products, including antiseptic solutions and applicator devices, fluid suction and irrigation devices, devices for interventional procedures and surgical instruments. The Company also holds patents relating to certain processes and products across all segments.

The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. It is possible that in some cases the Company may be unable to obtain the granted patents for which it has applied. The Company has enforced and will continue to enforce its intellectual property rights in the United States and worldwide.

The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its overall business.

Regulatory Matters

Food and Drug Laws

Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Nuclear Regulatory Commission (the “NRC”), the U.S. Department of Health and Human Services (“HHS”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that:

•	distribute and/or engage in logistics services for prescription pharmaceuticals (including certain controlled substances) and/or medical devices;

•	manage or own pharmacy operations;

•	engage in or operate retail, specialty or nuclear pharmacies;

•	purchase pharmaceuticals;

•	develop, manufacture, package or repackage pharmaceutical products and medical devices;

•	market pharmaceutical and medical device products; and

•

provide consulting services and solutions that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.

The DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of controlled substances are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the Controlled Substance Act and its accompanying regulations governing their sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend the Company’s distribution centers from distributing pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of actions taken by the DEA suspending the licenses to distribute controlled substances held by three of the Company’s distribution centers and actions the Company has taken regarding its controls against diversion of controlled substances.

Certain of the Company’s subsidiaries are subject to requirements of the Prescription Drug Marketing Act of 1987 and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs and prescription drug samples under prescribed minimum standards. Certain of the Company’s subsidiaries that manufacture medical devices are subject to the Federal Food, Drug, and Cosmetic Act, as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, as amended in 1992, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002, the Medical Device User Fee and Modernization Act of 1997, the Food and Drug Amendments Act of 2007, and comparable foreign regulations. In addition, certain of the Company’s subsidiaries are subject to the Needlestick Safety and Prevention Act.

Laws regulating the manufacture and distribution of products also exist in most other countries where the Company’s subsidiaries conduct business. In addition, the international manufacturing operations within the Company’s Clinical Technologies and Services and Medical Products and Technologies segments are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.

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

The Company is subject to possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions. From time to time, the Company institutes compliance actions, such as removing products from the market that were found not to meet applicable requirements. On February 8, 2007, a Consent Decree for Condemnation and Permanent Injunction (the “Consent Decree”) between the Company and the FDA was entered by a federal district court to resolve seizure litigation over Alaris® SE pumps. The Company remains in the process of fulfilling the Consent Decree’s conditions to resume manufacturing and selling Alaris SE pumps in the United States.

To assess and facilitate compliance with applicable FDA requirements, the Company regularly reviews its quality systems to determine their effectiveness and identify areas for improvement. As part of its quality review, the Company performs assessments of its suppliers of the raw materials, components and finished goods that are incorporated into the medical devices that it manufactures. In addition, the Company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services. From time to time, the Company may determine that products manufactured or marketed by the Company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified to the Company, it investigates the issue and takes appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling and other actions.

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

Prescription Drug Pedigree Tracking

There have been increasing efforts by various levels of government agencies, including state departments of health, state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. Several states have adopted or are considering adopting laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical supply chain. Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using electronic pedigrees. Regulations requiring pedigree and chain of custody tracking in certain circumstances were adopted under the federal Prescription Drug Marketing Act and became effective on December 1, 2006. A preliminary injunction was issued by a federal district court, however, against implementation of these federal regulations. The injunction was affirmed by a federal appellate court on July 10, 2008. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition.

In addition, the FDA Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as Radio Frequency Identification and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010.

On December 26, 2006, the Company entered into a civil settlement to resolve a civil investigation by the New York Attorney General’s Office focusing on trading in the secondary market for pharmaceuticals. The Company has voluntarily undertaken and implemented a number of business reforms regarding certain matters examined as part of the investigation and also has implemented additional business reforms within its pharmaceutical supply chain business as required by the settlement. The Company has substantially enhanced its employee training programs and adopted policies and procedures designed to prevent the improper re-direction of pharmaceutical products into the secondary market. It also now requires wholesale customers to certify their compliance with the Company’s wholesaler safe product practices. In connection with the settlement, the Company agreed to conduct annual agreed-upon procedures testing in 2007, 2008 and 2009 to assess its compliance with the procedures outlined in the settlement.

Healthcare Fraud and Abuse Laws

The Company is also subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs. Furthermore, the Company’s activities as a pharmaceutical and medical device manufacturer and its relationships with other pharmaceutical and medical-surgical product manufacturers and healthcare providers subject its business to laws and regulations on fraud and abuse, which, among other things, generally prohibit the Company from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs.

State attorney general offices have investigated, and may in the future investigate, the Company’s operations for compliance with laws and regulations relating to healthcare fraud and abuse. For example, certain state attorney general offices are alleging that the Company has caused Medicaid reimbursements to be paid for repackaged pharmaceuticals without paying the required Medicaid rebate and that certain of the Company’s repackaging business practices violate the Medicaid rebate statute. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of the state attorneys general investigation related to repackaged pharmaceuticals.

Many of the regulations applicable to the Company relating to healthcare fraud and abuse are vague or indefinite and may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Deficit Reduction Act of 2005

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, Centers for Medicare and Medicaid Services (“CMS”) published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. On December 19, 2007, a federal district court issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. On July 15, 2008, the U.S. Congress enacted into law over the U.S. President’s veto the Medicare Improvements for Patients and Providers Act of 2008. The law delays the adoption of CMS’s July 17, 2007 rule and prevents CMS from publishing AMP data until October 1, 2009.

The Company expects the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to its customers for certain generic pharmaceuticals, which may indirectly impact the prices that the Company can charge its customers for generic pharmaceuticals and cause corresponding declines in the Company’s gross margin. There can be no assurance that the changes in the reimbursement formula and related reporting requirements and other provisions of the DRA will not have an adverse effect on the Company’s business.

Health Information Practices

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

Franchising Laws

The Company’s franchising operations, through Medicine Shoppe, are subject to Federal Trade Commission regulations, and rules and regulations adopted by certain states, which require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, many states have adopted laws that regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or refuse to renew franchise agreements. From time to time, similar legislation has been proposed or is pending in additional states.

Environmental Laws

The Company’s operations are affected by federal, state and local environmental laws. The Company’s policy is to comply with applicable environmental compliance requirements. The Company has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental laws. The Company is participating in cleaning up environmental contamination at certain sites.

Health and Safety and Other Laws

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

Other Information

The Company’s distribution businesses are generally not required by its customers to maintain particular inventory levels other than as may be required to meet service level requirements. Certain supply contracts with U.S. government entities require the Company’s Healthcare Supply Chain Services—Pharmaceutical, Healthcare Supply Chain Services—Medical and Clinical Technologies and Services segments to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. government supply contracts materially impact inventory levels.

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

Available Information and Exchange Certifications

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on the Company’s website (www.cardinalhealth.com, under the “Investors—SEC filings” captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company (http://www.sec.gov).

The Company submitted the certification of its Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to the Company’s compliance with the NYSE’s corporate governance listing standards, to the NYSE on November 29, 2007 with no qualifications.

The Company included the certifications of its Chief Executive Officer and Chief Financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A:	Risk Factors

The risks described below could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. These risks are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers not to be material to its operations.

Competitive pressures could adversely affect the Company’s results of operations and financial condition.

The Company operates in markets that are highly competitive. Its pharmaceutical supply chain business competes with two national, full-line wholesale distributors, McKesson Corporation and AmerisourceBergen Corporation, and a number of smaller regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors, generic pharmaceutical telemarketing distributors and third-party logistics companies, among others. The Company’s medical products distribution and manufacturing businesses encounter competition from numerous and varied competitors in all areas of their businesses. As a result, the Company’s businesses face continued pricing pressure from their customers. In some cases, the Company is able to offset these reductions by lowering its costs through effective product sourcing and focus on cost controls. If the Company is unable to effectively mitigate future pricing pressures, its results of operations could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this consolidation trend continues among the Company’s customers and vendors, it could give the resulting enterprises greater bargaining power, which may further increase pressure on prices for the Company’s products and services.

Substantial defaults or a material reduction in purchases of the Company’s products by large customers could have an adverse effect on the Company’s results of operations and financial condition.

In recent years, a significant portion of the Company’s revenue growth has been derived from a limited number of large customers. The Company’s largest customers, CVS and Walgreens, accounted for approximately 22% and 19%, respectively, of the Company’s revenue for fiscal 2008. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 52% of the Company’s revenue for fiscal 2008. In addition, CVS and Walgreens accounted for 19% and 26%, respectively, of the Company’s gross trade receivable balance at June 30, 2008. As a result, the Company’s sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from these or other large customers could have an adverse effect on the Company’s results of operations and financial condition.

In addition, certain of the Company’s businesses have entered into agreements with GPOs. Approximately 16% of the Company’s revenue for fiscal 2008 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Still, the loss of an agreement with a GPO could have an adverse effect on the Company’s results of operations and financial condition because the Company could lose customers or have to reduce prices as a result.

Changes in the U.S. healthcare environment could adversely affect the Company’s results of operations and financial condition.

The Company’s products and services are primarily intended to function within the current structure of the healthcare industry in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups.

The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or changes in the delivery or pricing of or reimbursement for pharmaceuticals, medical devices, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for such products and services. Changes in the healthcare industry’s or in any of the Company’s suppliers’ pricing, reimbursement, selling, inventory, distribution or supply policies or practices, or changes in the Company’s customer mix, could also significantly reduce the Company’s revenue, increase the Company’s costs or otherwise significantly affect its results of operations.

Generic pharmaceuticals. Healthcare and public policy trends indicate that the number of generic pharmaceuticals will increase over the next few years as a result of the expiration of certain pharmaceutical patents. A decrease in the availability or changes in pricing of or reimbursements for generic pharmaceuticals could adversely affect the Company’s results of operations and financial condition.

Prescription drug pedigree tracking. There have been increasing efforts by various levels of government agencies, including state departments of health, state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. Several states have adopted or are considering adopting laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical supply chain. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition. See “Item 1—Business—Regulatory Matters” above for more information regarding prescription drug pedigree tracking.

Deficit Reduction Act of 2005. The DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the AMP and requires manufacturers to publicly report AMP for branded and generic pharmaceuticals. Recently enacted legislation has delayed the implementation of these changes until October 1, 2009. The Company expects the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to its customers for certain generic pharmaceuticals, which may indirectly impact the prices that the Company can charge its customers for generic pharmaceuticals and cause corresponding declines in the Company’s gross margin. There can be no assurance that the changes in the reimbursement formula and related reporting requirements and other provisions of the DRA will not have an adverse effect on the Company’s business. See “Item 1—Business—Regulatory Matters” above for more information regarding the DRA.

Direct purchase policies. Some manufacturers have adopted policies attempting to limit the ability of wholesalers, including the Healthcare Supply Chain Services—Medical segment’s businesses, to purchase products from anyone other than the manufacturer. If manufacturers are successful in implementing these policies in the future, the Company’s results of operations could be adversely affected if the Company is unable to negotiate satisfactory fee-based or other compensation arrangements with these manufacturers to mitigate the lost gross margin opportunity. See “Item 1—Business—Suppliers” above for more information regarding direct purchase policies.

The Company’s pharmaceutical supply chain business is subject to appreciation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects the Company to risks and uncertainties.

The Company continues to generate a portion of its gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to the Company, could adversely affect the Company’s results of operations and financial condition. In addition, the pharmaceutical supply chain business distributes generic pharmaceuticals, which are generally subject to price deflation. An increase in the rate and magnitude of generic pharmaceutical price deflation could adversely affect the Company’s results of operations and financial condition.

The Company is involved in legal proceedings that could adversely affect the Company’s results of operations and financial condition.

The Company is involved in a number of legal proceedings, certain of which are discussed in Note 12 of “Notes to Consolidated Financial Statements.” Litigation is inherently unpredictable and unfavorable resolutions could occur. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

In addition, the Company’s products and services expose it to product and professional liability risks. The availability of product liability insurance for large companies in the pharmaceutical and medical device industry is generally more limited than insurance available to smaller companies and companies in other industries. Insurance carriers providing product liability insurance to large pharmaceutical and medical device companies generally limit the amount of available policy limits, require larger self-insured retentions and include exclusions for certain products. Large self-insured retentions may also apply to certain professional liability risks. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, these claims could adversely affect the Company’s results of operations and financial condition.

Failure to comply with existing and future regulatory requirements, including DEA operating and security standards, could adversely affect the Company’s results of operations and financial condition.

The healthcare industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, the NRC, HHS, various state boards of pharmacy, state health departments, the European Union member states and other comparable agencies. Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the NRC, HHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

There can be no assurance that the Company will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of the Company’s businesses. See Note 12 of “Notes to Consolidated Financial Statements” for a discussion of actions taken by the DEA suspending the licenses to distribute controlled substances held by three of the Company’s distribution centers and actions the Company has taken regarding its controls against diversion of controlled substances. Any noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition.

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

The Company is also subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. Many of these laws and regulations are vague or indefinite and may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. See “Item 1—Business—Regulatory Matters” above for more information regarding healthcare fraud and abuse laws and regulations.

The Company’s exploration of a potential separation of its new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments could have an adverse effect on business operations and its assets.

On August 7, 2008, the Company publicly announced that its Board of Directors has supported a management recommendation to actively explore a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments. The Company has not determined whether it will elect to pursue a separation of these reportable segments and cannot predict the impact that such a separation would have on its business operations or stock price if pursued. There are various uncertainties and risks relating to exploring a separation of the reportable segments that could have an adverse effect on the Company’s business operations or assets, including:

•

exploring a separation of reportable segments may divert management’s attention from regular business concerns and disrupt operations, which could have an adverse effect on the Company’s operating results;

•	perceived uncertainties as to the Company’s future direction may result in increased difficulties in recruiting and retaining employees;

•

perceived uncertainties as to the Company’s future direction may have a negative impact on relationships with its customers, suppliers, vendors and partners and may result in the loss of business opportunities; and

•	the process of exploring a separation of reportable segments may be time consuming and expensive and may result in the loss of business opportunities.

To the extent that in the future, the Company determines to pursue a separation of its Healthcare Supply Chain Services and Clinical and Medical Products reportable segments, there are various uncertainties and risks relating to pursuing such a separation that could have an adverse effect on the Company’s business operations or assets including those noted above as well as the possibility that such a separation may not be completed or, if completed, that the benefits of any such separation may not be achieved fully or at all.

Circumstances associated with the Company’s acquisition and divestiture strategy could adversely affect the Company’s results of operations and financial condition.

Historically, an important element of the Company’s growth strategy has been the pursuit of acquisitions of other businesses that expand or complement the Company’s existing businesses. Acquisitions involve risks, including the risk that the Company overpays for a business or is unable to obtain in a timely manner, or at all, the synergies and other expected benefits from acquiring a business. Integrating acquired businesses also involves a number of special risks, including the following:

•	the possibility that management’s attention may be diverted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems and realizing potential revenue synergies and cost savings;

•	problems assimilating and retaining the management or employees of the acquired company or the Company’s employees following an acquisition;

•	accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting;

•	regulatory or compliance issues that could exist for an acquired company or business;

•	challenges in retaining the customers of the combined businesses; and

•	potential adverse short-term effects on results of operations through increased costs or otherwise.

If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner, its results of operations and financial condition could be adversely affected.

With respect to divestitures, the Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. Divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management’s attention from other business concerns;

•	the assumption of certain current or future liabilities in order to induce a buyer to complete the divestiture;

•	the disruption of the Company’s business; and

•	the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting a business or product line.

The Company may be unable to effectively introduce and market new products or may fail to keep pace with advances in technology.

The healthcare industry is characterized by continuous technological change, resulting in changing customer preferences and requirements. The success of the Company’s manufacturing businesses depends on their ability to introduce new products and adapt to these changing technologies and customer demands. The success of new product development depends on many factors, including the Company’s ability to anticipate and satisfy customer needs, obtain regulatory and reimbursement approvals on a timely basis, develop and manufacture products in a cost-effective and timely manner, maintain advantageous positions with respect to intellectual property and differentiate the Company’s products from those of its competitors. To compete successfully in the marketplace, the Company must make substantial investments in new product development whether internally or externally through licensing or acquisitions. The Company’s failure to introduce new and innovative products in a timely manner would have an adverse effect on its results of operations and financial condition.

Even if the Company is able to develop, manufacture and obtain regulatory and reimbursement approvals for its new products, the success of those products would depend upon market acceptance. Levels of market acceptance for the Company’s new products could be affected by several factors, including:

•	the availability of alternative products from the Company’s competitors;

•	the price of the Company’s products relative to that of its competitors;

•	the timing of the Company’s market entry; and

•	the Company’s ability to market and distribute its products effectively.

The Company’s future results of operations are subject to the availability and fluctuations in the costs of purchased components, compounds, raw materials and energy.

The Company depends on various components, compounds, raw materials and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products through its Clinical Technologies and Services and Medical Products and Technologies segments. It is possible that any of the Company’s supplier relationships could be interrupted due to natural disasters or other events or could be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have an adverse effect on the Company. In addition, while the Company has processes to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have an adverse effect on the Company’s results of operations.

The Company’s manufacturing businesses use resins and other petroleum-based materials as raw materials in many of their products. Prices of oil and gas also affect the Company’s distribution and transportation costs. Oil and gas prices are volatile and have increased in recent years, resulting in higher costs to the Company to produce and distribute its products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of the Company’s customers and third party payors, the Company may be unable to pass along cost increases through higher prices. If these higher costs continue and the Company is unable fully to offset these increases through other cost reductions or recover these costs through price increases or fuel surcharges, the Company’s results of operations and financial condition could be adversely affected.

Proprietary technology protections may not be adequate and the products that the Company manufactures or distributes may be found to infringe on the intellectual property rights of third parties.

The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect a number of its products, services and intangible assets, particularly within its Clinical Technologies and Services and Medical Products and Technologies segments. These proprietary rights are important to the Company’s ongoing operations. There can be no assurance that these protections will provide meaningful protection against competitive products or services or otherwise be commercially valuable or that the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.

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

Additionally, the Company may be subject to litigation over infringement claims regarding the products it manufactures or distributes or it may find it necessary to initiate litigation to protect its trade secrets, to enforce its patents, copyright and trademark rights to determine the scope and validity of the proprietary rights of others or to enforce indemnity rights against third parties, including manufacturers. This type of litigation can be costly and time consuming and could generate significant expenses, damage payments or restrictions or prohibitions on the Company’s use of its technology, which could adversely affect the Company’s results of operations. In addition, if the Company is found to be infringing on proprietary rights of others, the Company may be required to develop non-infringing technology, obtain a license or cease making, using and/or selling the infringing products.

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generic pharmaceutical manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. To the extent the Company distributes such generic products that are launched by the generic manufacturer “at risk,” the brand-name company could assert infringement claims against the Company. While the Company obtains indemnity rights from generic manufacturers as a condition of distributing their products, there can be no assurances that these indemnity rights will be adequate or sufficient to protect the Company.

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

In addition, during fiscal 2008, the Company began implementing a new accounting software system and will continue to transition selected financial processes to the new system throughout fiscal 2009. If the Company does not effectively implement this system or if the system does not operate as intended, it could adversely affect the effectiveness of the Company’s internal control over financial reporting.

Tax legislation initiatives or challenges to the Company’s tax positions could adversely affect the Company’s results of operations and financial condition.

The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge. See Note 11 of “Notes to Consolidated Financial Statements” for a discussion of Notices of Proposed Adjustment received during fiscal 2008.

The Company’s global operations are subject to a number of economic, political and regulatory risks.

The Company conducts its operations in various regions of the world outside of the United States, including North America, South America, Europe and Asia. Global economic and regulatory developments affect businesses such as the Company’s in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws. The Company’s global operations are affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with the Company’s supply chain and customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some of these other risks may be insurable, such attempts to mitigate these risks are costly and not always successful.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

In the United States, the Company has 24 pharmaceutical distribution facilities and four specialty distribution facilities utilized by its Healthcare Supply Chain Services—Pharmaceutical segment. This segment also has 170 nuclear pharmacy laboratory, manufacturing and distribution facilities. In its Healthcare Supply Chain Services—Medical segment, the Company has 49 medical-surgical distribution and assembly facilities. In its Clinical Technologies and Services segment, the Company has two U.S. assembly and research operation facilities. In its Medical Products and Technologies segment, the Company has 25 medical-surgical manufacturing and research facilities. The Company’s U.S. operating facilities are located in 45 states and in Puerto Rico.

Outside of the United States, the Company owns or leases two operating facilities through its Healthcare Supply Chain Services—Pharmaceutical segment in the United Kingdom. The Company owns or leases 10 operating facilities through its Healthcare Supply Chain Services—Medical segment in Canada and Mexico. The Company owns or leases four manufacturing and distribution facilities through its Clinical Technologies and Services segment in Australia, Italy, Mexico and the United Kingdom. The Company owns or leases 17 operating facilities through its Medical Products and Technologies segment in Australia, Canada, Dominican Republic, France, Germany, Ireland, Malaysia, Malta, Mexico and Thailand.

The Company owns 76 of its operating facilities, and the remaining 231 operating facilities are leased. The Company’s principal executive offices are headquartered in a leased four-story building located at 7000 Cardinal Place in Dublin, Ohio.

The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. The Company regularly evaluates its operating properties, however, and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the healthcare industry.

For certain financial information regarding the Company’s facilities, see Notes 12 and 19 of “Notes to Consolidated Financial Statements.”

Item 3:	Legal Proceedings

The legal proceedings described in Note 12 of “Notes to Consolidated Financial Statements” are incorporated in this “Item 3—Legal Proceedings” by reference.

SEC Investigation

As previously disclosed, on July 26, 2007, the Company announced a settlement with the SEC that concluded, with respect to the Company, an SEC investigation relating principally to the Company’s financial reporting and disclosures. For further information regarding this investigation, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended (the “2007 Form 10-K”). The final judgment entered by a court to resolve this matter, among other things, enjoined the Company from future violations of the federal securities laws and required the Company to pay a civil penalty of $35 million and retain an independent consultant to review certain company policies and procedures. In July 2007, the Company paid the fine. In November 2007, the independent consultant submitted a report to the Company and the SEC staff, and the Company thereafter implemented the independent consultant’s final recommendations.

The Company’s settlement with the SEC does not resolve the investigation by the SEC of certain individuals. As stated in the 2007 Form 10-K, in January 2007 the Company learned that its then-Executive Chairman of the Board (who has retired from the Company, but remains a member of the Board of Directors), as well as four former officers and employees, received Wells notices from the staff of the SEC. The outcome of the continuing SEC investigation relating to individuals and any related legal and administrative proceedings could include the institution of administrative or civil injunctive proceedings involving current or former Company employees, officers and/or directors, as well as the imposition of fines and other penalties, remedies and sanctions upon such persons.

Item 4:	Submission of Matters to a Vote of Security Holders

None during the quarter ended June 30, 2008.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company (information provided as of August 25, 2008):

Name	Age	Position
R. Kerry Clark	56	Chairman and Chief Executive Officer
George S. Barrett	53	Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services
David L. Schlotterbeck	61	Vice Chairman of Cardinal Health and Chief Executive Officer, Clinical and Medical Products
Jeffrey W. Henderson	43	Chief Financial Officer
Ivan K. Fong	47	Chief Legal Officer and Secretary
Vivek Jain	36	Executive Vice President—Strategy and Corporate Development
Craig S. Morford	49	Chief Compliance Officer
Carole S. Watkins	48	Chief Human Resources Officer

Unless otherwise indicated, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Clark has served as the Company’s Chairman and Chief Executive Officer since November 2007. Prior to that, he served as President and Chief Executive Officer from April 2006 to November 2007. Prior to joining the Company, he was Vice Chairman of the Board—P&G Family Health of The Procter & Gamble Company, a consumer products company, from July 2004 to April 2006. He served as Vice Chairman of the Board and President—Global Market Development and Business Operations of Procter & Gamble from 2002 to July 2004. He also served as a director of Procter & Gamble from 2002 until April 2006. He has served as a director of the Company since April 2006 and also is a director of Textron Inc., an aircraft, automotive and industrial products manufacturer and financial services company.

Mr. Barrett has served as Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services since January 2008. Prior to joining the Company, he held several positions with Teva Pharmaceutical Industries Limited, a global pharmaceutical company. He was Executive Vice President—Global Pharmaceutical Markets, President of Teva North America and a member of the Office of the Chairman from November 2006 to January 2008. He was Group Vice President—North America and President and Chief Executive Officer of Teva North America from 2005 to 2006. He was President of Teva USA from 1998 to 2005.

Mr. Schlotterbeck has served as Vice Chairman of Cardinal Health since January 2008 and Chief Executive Officer, Clinical and Medical Products since August 2006. He served as Chairman and Chief Executive Officer—Clinical Technologies and Services from August 2004 to August 2006. He was President of ALARIS Medical Systems, Inc. (“Alaris”), a subsidiary of the Company, from June 2004 when the Company acquired Alaris until August 2004. He was President and Chief Executive Officer and a director of Alaris from November 1999 to June 2004. He is a director of Virtual Radiologic Corporation, a teleradiology services company.

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

Mr. Fong has served as Chief Legal Officer and Secretary since November 2005. Prior to joining the Company, from January 2004 to October 2005, he was Senior Vice President and General Counsel of GE Vendor Financial Services, a unit of General Electric Company, a diversified technology, media and financial services company. From 2000 to 2003, he served as General Electric’s Chief Privacy Leader and Senior Counsel, Information Technology and its predecessor position. Prior to joining General Electric, he was Deputy Associate Attorney General with the U.S. Department of Justice and a partner with the law firm of Covington & Burling LLP.

Mr. Jain has served as Executive Vice President—Strategy and Corporate Development since August 2007. Prior to joining the Company, he served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company, from May 2006 to August 2007. He was an investment banker at J.P. Morgan Securities, Inc. (or its predecessor companies), an investment banking firm, from July 1994 to April 2006. His last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

Mr. Morford has served as Chief Compliance Officer since May 2008. Prior to joining the Company, he was the Acting Deputy Attorney General of the United States from August 2007 to March 2008. He was United States Attorney in Nashville, Tennessee from October 2006 to July 2007. He was First Assistant United States Attorney in the United States Attorney’s Cleveland, Ohio office from November 2003 to July 2004 and from March 2005 to October 2006. He was United States Attorney in Detroit, Michigan from August 2004 to March 2005. He was Special Counsel to the Attorney General of the United States from December 2003 to August 2004. He was Assistant United States Attorney—Organized Crime Strike Force and Criminal Chief in the United States Attorney’s Cleveland, Ohio office from 1987 to February 2003 and from March 2003 to November 2003, respectively.

Ms. Watkins has served as Chief Human Resources Officer and its predecessor position, Executive Vice President—Human Resources, since August 2000.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2008 and 2007, and from July 1, 2008 through the period ended on August 25, 2008, the last full trading day prior to the date of the filing of this Form 10-K.

	High	Low	Dividends
Fiscal 2007
Quarter Ended:
September 30, 2006	$70.42	$62.80	$0.09
December 31, 2006	66.38	61.83	0.09
March 31, 2007	72.95	63.93	0.09
June 30, 2007	75.28	69.07	0.12
Fiscal 2008
Quarter Ended:
September 30, 2007	$71.28	$62.53	$0.12
December 31, 2007	68.03	56.47	0.12
March 31, 2008	61.48	49.80	0.12
June 30, 2008	57.31	50.63	0.14
Fiscal 2009
Through August 25, 2008	$56.34	$50.64	$0.14

As of August 25, 2008 there were approximately 18,260 shareholders of record of the Common Shares.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. As noted above, the Company has publicly announced that its management is actively exploring a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising the Clinical and Medical Products reportable segment as a separate, publicly traded company.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 – 30, 2008	955	$52.45	—	$1,656,425,173
May 1 – 31, 2008	264	55.25	—	1,656,425,173
June 1 – 30, 2008	2,073	52.60	—	1,250,377,214

Total	3,292	$52.77	—	$1,250,377,214

(1)	Includes 185, 164, and 140 Common Shares purchased in April, May and June 2008, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 770, 100, and 1,933 restricted shares surrendered in April, May and June 2008, respectively, by employees upon vesting to meet tax withholding.

(2)	During the three months ended June 30, 2008, the Company did not repurchase any of its Common Shares under either of its two then-outstanding repurchase programs. The Company announced a $2.0 billion share repurchase program on August 8, 2007. This repurchase authorization expires on August 31, 2009. At June 30, 2008, approximately $1.3 billion remains from this repurchase authorization. In addition to the $2.0 billion repurchase authorization, the Company also had a $4.5 billion combined repurchase authorization which was first announced July 11, 2006 and most recently amended on January 31, 2007. This repurchase authorization expired on June 30, 2008 with approximately $406.0 million remaining unused.

The following line graph compares the cumulative total return of the Company’s Common Shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index and the Value Line Health Care Sector Index, an independently prepared index which includes more than 100 companies in the health care industry (the “Value Line Health Care Index” or “Peer Group”). The graph assumes, in each case, an initial investment of $100 on June 30, 2003 based on the market prices at the end of each fiscal year through and including June 30, 2008, with the Value Line Health Care Index investment weighted on the basis of market capitalization at the beginning of each such fiscal year, and assuming reinvestment of dividends (and taking into account all stock splits during such periods).

June 30,	2003	2004	2005	2006	2007	2008
Cardinal Health, Inc.	$100	$109.15	$89.97	$100.92	$111.46	$82.12
S&P 500	100	117.07	122.25	130.34	154.27	131.35
Value Line Health Care Index (Peer Group)	100	108.41	115.78	120.02	135.67	122.34

Item 6:	Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the Fiscal Year Ended June 30, (1)
	2008	2007	2006 (2)	2005	2004
	(In millions, except per common share amounts)
Earnings Data:
Revenue	$91,091.4	$86,852.0	$79,664.2	$72,666.0	$63,043.1
Earnings from continuing operations before cumulative effect of change in accounting	$1,315.9	$839.7	$1,163.3	$1,067.1	$1,354.8
Earnings/(loss) from discontinued operations (3)	(15.3)	1,091.4	(163.2)	(16.4)	158.2
Cumulative effect of change in accounting (4)	—	—	—	—	(38.5)

Net earnings	$1,300.6	$1,931.1	$1,000.1	$1,050.7	$1,474.5
Basic earnings/(loss) per Common Share
Continuing operations	$3.67	$2.13	$2.76	$2.48	$3.12
Discontinued operations (3)	(0.04)	2.76	(0.38)	(0.04)	0.36
Cumulative effect of change in accounting (4)	—	—	—	—	(0.09)

Net basic earnings per Common Share	$3.63	$4.89	$2.38	$2.44	$3.39
Diluted earnings/(loss) per Common Share
Continuing operations	$3.61	$2.07	$2.71	$2.45	$3.08
Discontinued operations (3)	(0.04)	2.70	(0.38)	(0.04)	0.36
Cumulative effect of change in accounting (4)	—	—	—	—	(0.09)

Net diluted earnings per Common Share	$3.57	$4.77	$2.33	$2.41	$3.35
Cash dividends declared per Common Share (5)	$0.500	$0.390	$0.270	$0.150	$0.120
Balance Sheet Data:
Total assets	$23,448.2	$23,153.8	$23,433.3	$21,886.6	$21,063.0
Long-term obligations, less current portion and other short-term borrowings	3,687.4	3,457.3	2,588.6	2,302.1	2,818.7
Shareholders’ equity (6)	7,747.5	7,376.9	8,490.7	8,593.0	7,976.3

(1)	Amounts reflect business combinations and the impact of special items in all periods presented. See Note 3 of “Notes to Consolidated Financial Statements” for a further discussion of special items affecting fiscal 2008, 2007 and 2006. Fiscal 2005 amounts reflect the impact of special items of $141.5 million ($100.7 million, net of tax). Fiscal 2004 amounts reflect the impact of special items of $38.8 million ($23.9 million, net of tax).
(2)	During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. See Note 18 of “Notes to Consolidated Financial Statements” for additional information.
(3)

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144,

“Accounting for the Impairments or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico, thereby meeting the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In addition, on January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company proceeded with the discontinuation of these operations and included additional international and non-core domestic businesses in the discontinued operations. The Company sold substantially all of the Syncor-related discontinued operations prior to the end of the third quarter of fiscal 2005. For additional information regarding discontinued operations, see Note 8 of “Notes to Consolidated Financial Statements.”

(4)	Effective at the beginning of fiscal 2004, the Company changed its method of recognizing cash discounts from recognizing cash discounts as a reduction of costs of products sold primarily upon payment of vendor invoices to recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of products sold upon sale of inventory.
(5)	Cash dividends per Common Share exclude dividends paid by all entities with which subsidiaries of the Company have merged.
(6)	In the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Strategic Overview

Cardinal Health is a $91 billion, global company serving the healthcare industry with products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety, productivity and profitability, and deliver better care to patients. Cardinal Health’s distribution businesses consolidate pharmaceuticals and medical products from thousands of manufacturers into site-specific deliveries to retail pharmacies, hospitals, physician offices, surgery centers and alternate care facilities. With more than 18,000 employees in its distribution businesses across North America, Cardinal Health provides comprehensive financial, inventory, contract management and marketing services. Cardinal Health is also the largest provider of specialized nuclear pharmaceuticals, delivering more than 13 million doses each year to hospitals and outpatient care centers.

Cardinal Health also manufactures medication infusion and dispensing products, respiratory equipment, surgical instruments and leading technologies and services that help hospitals prevent medication errors, reduce hospital-acquired infections and manage medications and supplies more efficiently. Cardinal Health products provide protection against medication errors for more than 3.1 billion doses each year using CareFusion® patient identification systems, Alaris® infusion devices and Pyxis® medication dispensing systems. Infection prevention products include Convertors® brand surgical gowns, Esteem® brand medical gloves, Chloraprep® brand preoperative skin preparation products, as well as electronic infection surveillance through MedMined® services. The Company also leads in the respiratory care category through its AVEA® respirators and other leading ventilation brands. Cardinal Health’s global manufacturing operations employ more than 20,000 people on five continents. The Company believes that its depth and breadth of products are unique in the industry and give it a competitive advantage.

During fiscal 2008, the Company’s four operating and reportable segments were aligned within two sectors: Healthcare Supply Chain Services, which includes the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments; and Clinical and Medical Products, which includes the Clinical Technologies and Services and Medical Products and Technologies segments. The Healthcare Supply Chain Services sector focuses on delivering best-in-class distribution and logistics services to its customers. The sector generates approximately 94% of the Company’s total segment revenue, approximately 64% of the Company’s total segment profit (as defined below in the “Segment Results of Operations” section) and consistent and reliable cash flow. The Clinical and Medical Products sector focuses largely on developing innovative products for hospitals and other providers of care. The sector, with its higher margin products and services and faster growing segment profit has grown to contribute approximately 36% of the Company’s total segment profit.

On July 8, 2008, the Company announced a reorganization and the consolidation of its businesses into two primary operating and reportable segments, the Healthcare Supply Chain Services and Clinical and Medical Products segments, to reduce costs and align resources with the unique needs of each segment. To reflect the new management structure, beginning July 1, 2008, the Company will report results for three reportable segments: Healthcare Supply Chain Services, Clinical and Medical Products and All Other.

On August 7, 2008, the Company publicly announced that its Board of Directors has supported a management recommendation to actively explore a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments, which management is proceeding to do. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising the Clinical and Medical Products reportable segment as a separate, publicly traded company. The Company plans to announce its decision within approximately 60 to 90 days of August 7, 2008. No assurance can be given as to whether the Company will decide to pursue a separation of these reportable segments, or as to the timing or terms of any such transaction should the Company determine to proceed with a separation.

For further information regarding the Company’s businesses and the new segment reporting structure, see “Item 1—Business” within this Form 10-K.

Financial Overview

Continued demand for the Company’s products and services during fiscal 2008 led to revenue of $91.1 billion, up 5% from the prior year. Operating earnings increased to approximately $2.1 billion during fiscal 2008 compared to $1.4 billion in the prior year primarily as a result of the $600 million expense recorded in the prior year to settle shareholder litigation. Operating earnings were favorably impacted by increased gross margin ($389 million) offset by increases in selling, general and administrative (“SG&A”) expenses ($333 million). Healthcare Supply Chain Services—Pharmaceutical segment profit declined 14% over the prior year due primarily to increased customer discounts as a result of the repricing of several large customer contracts in the last 18 months and a decrease of 2% in sales to non-bulk customers. Lost customer revenue and expenses from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected Healthcare Supply Chain Services—Pharmaceutical segment profit during fiscal 2008. Net earnings for fiscal 2008 were $1.3 billion and net diluted earnings per Common Share were $3.57, which were lower as a result of the effect of discontinued operations in fiscal 2007.

Cash from operating activities increased $289 million during fiscal 2008 to $1.5 billion compared to the prior year primarily due to the increase in earnings from continuing operations ($476 million) and changes in the Company’s working capital. Cash used in investing activities was $726 million due primarily to capital spending ($376 million) and cash paid for acquisitions net of divestitures ($515 million) offset by net proceeds from the sale of certain short-term investments classified as available for sale ($132 million). Cash used in financing activities was $803 million due to the Company’s cash payments for treasury shares ($1.2 billion) offset by proceeds from borrowings ($304 million) and the issuance of shares ($228 million).

During fiscal 2008, the Company repurchased approximately $750 million of its Common Shares under a $2.0 billion repurchase authorization which was announced on August 8, 2007 and expires on August 31, 2009 and approximately $342 million of its Common Shares under a $4.5 billion repurchase authorization which was first announced on July 11, 2006 and expired on June 30, 2008. Also during fiscal 2008, the Company paid $173 million in dividends or $0.48 per share. In the fourth quarter of fiscal 2008, the Company’s Board of Directors raised the quarterly dividend by 17% to $0.14 per share. The increased dividend payments support the Company’s previously stated long-term goal to increase its dividend payout to 20% of earnings per share.

Consolidated Results of Operations

The following table summarizes the Company’s consolidated results of operations for the fiscal years ended June 30, 2008, 2007 and 2006 (in millions, except per Common Share amounts):

	Change (1)		Consolidated Results of Operations
	2008	2007	2008	2007	2006
Revenue	5%	9%	$91,091.4	$86,852.0	$79,664.2
Cost of products sold	5%	9%	85,457.3	81,606.7	74,850.2

Gross margin	7%	9%	$5,634.1	$5,245.3	$4,814.0
Selling, general and administrative expenses (2)	11%	7%	3,414.8	3,082.3	2,882.8
Impairments, (gain)/loss on sale of assets and other, net	N.M.	N.M.	(32.0)	17.3	5.8
Special items	N.M.	N.M.	130.1	772.0	80.5

Operating earnings	54%	(26)%	$2,121.2	$1,373.7	$1,844.9
Interest expense and other	41%	16%	171.4	121.4	104.5

Earnings before income taxes and discontinued operations	56%	(28)%	$1,949.8	$1,252.3	$1,740.4
Provision for income taxes	54%	(29)%	633.9	412.6	577.1

Earnings from continuing operations	57%	(28)%	$1,315.9	$839.7	$1,163.3
Earnings/(loss) from discontinued operations	N.M.	N.M.	(15.3)	1,091.4	(163.2)

Net earnings	(33)%	93%	$1,300.6	$1,931.1	$1,000.1

Net diluted earnings per Common Share	(25)%	105%	$3.57	$4.77	$2.33

(1)	Change is calculated as the percentage increase or (decrease) for a given year as compared to the immediately preceding year.
(2)	Equity-based compensation expense was $122 million, $138 million and $208 million, respectively, for the fiscal years ended June 30, 2008, 2007 and 2006.

Revenue

Revenue increased $4.2 billion or 5% during fiscal 2008. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of pharmaceutical price appreciation and increased volume was $4.9 billion), the impact of acquisitions ($817 million) and new customers ($643 million). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 7.7% for the trailing twelve months ended June 30, 2008. Revenue was negatively impacted during fiscal 2008 by the loss of customers ($2.1 billion) primarily due to the loss of customers within the Healthcare Supply Chain Services—Pharmaceutical segment. A portion of these losses was due to the DEA license suspensions and the Company’s controlled substance anti-diversion efforts. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Revenue increased $7.2 billion or 9% during fiscal 2007 due to growth in each of the Company’s four reportable segments, including revenue growth of $6.5 billion within the Healthcare Supply Chain Services—Pharmaceutical segment, due primarily to growth in revenue from bulk customers ($4.0 billion). The increase in revenue from bulk customers was due to certain existing customers deciding to purchase a greater volume of product from the Company rather than directly from the manufacturer and to pharmaceutical price appreciation. The pharmaceutical price appreciation index was 6.3% during fiscal 2007.

Cost of Products Sold

Cost of products sold increased $3.9 billion or 5% and $6.8 billion or 9%, respectively, for the fiscal years ended June 30, 2008 and 2007. The increases in cost of products sold were mainly due to the respective 5% and 9% growth in revenue for fiscal 2008 and 2007. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin increased $389 million or 7% in fiscal 2008. The increase in gross margin was primarily due to the 5% growth in revenue, which includes the impact of acquisitions ($332 million), primarily the Viasys acquisition. Other factors favorably impacting gross margin included increased sales of clinical and medical products and related services ($152 million), increased manufacturer cash discounts ($72 million), distribution service agreement fees and pharmaceutical price appreciation (combined impact of $84 million) and foreign exchange ($59 million). Gross margin was negatively impacted primarily by an increase in customer discounts within the Healthcare Supply Chain Services—Pharmaceutical segment ($307 million) as a result of the repricing of several large customer contracts in the past 18 months and increased sales to bulk customers. Also negatively impacting gross margin was a decrease in sales to non-bulk customers. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Gross margin increased $431 million or 9% for the fiscal year ended June 30, 2007 over the prior fiscal year. The increase in gross margin was primarily due to revenue growth of $7.2 billion. Factors favorably impacting gross margin included increased sales of clinical and medical products and related services ($204 million), increased manufacturer cash discounts ($193 million), generic pharmaceutical margin ($192 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $171 million). Gross margin was negatively impacted by the increase in customer discounts within the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments ($324 million) due to increased sales and competitive pricing pressures.

Selling, General and Administrative Expenses

SG&A expenses increased $333 million or 11% in fiscal 2008 primarily in support of revenue growth, which includes the impact of acquisitions ($262 million). SG&A expenses were favorably impacted by a year-over-year reduction in incentive compensation expense ($46 million) and equity-based compensation expense ($16 million) in fiscal 2008 compared to the prior year. The reduction in equity-based compensation expense was due to changes made to the Company’s employee equity compensation program. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

The Company expects SG&A expenses to grow in fiscal 2009 in support of sales growth and new product and service offerings and as a result of the impact of acquisitions and increased investment in research and development and information technology projects; however, the Company does expect to generate expense efficiencies through the integration of acquired companies and other cost controls. The Company also expects share-based and incentive compensation expense to increase in fiscal 2009. The expected increase to share-based compensation expense is due to changes to the standard vesting period for employee stock options. Funding of the fiscal 2009 incentive compensation pool will be primarily driven by the performance of the Company versus its financial objectives, as determined by the Human Resources and Compensation Committee of the Company’s Board of Directors. Fiscal 2008 funding was impacted by below-target performance during the year.

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

Impairment, (Gain)/Loss on Sale of Assets and Other, net

The Company recognized impairments, (gain)/loss on sale of assets and other, net of $(32) million in fiscal 2008 compared to $17 million in fiscal 2007. During fiscal 2008, the Company divested an investment within the Healthcare Supply Chain Services – Pharmaceutical segment. As a result of the divestiture, the Company recognized a $23 million gain in impairments, (gain)/loss on sale of assets and other, net. See Note 3 of “Notes to Consolidated Financial Statements” for additional detail regarding impairments, (gain)/loss on sale of assets and other, net.

Special Items

The following is a summary of the Company’s special items for fiscal 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Restructuring charges	$65.7	$40.1	$47.6
Acquisition integration charges	44.9	101.5	25.4
Litigation and other	19.5	630.4	7.5

Total special items	$130.1	$772.0	$80.5

Fiscal 2008 special items charges primarily related to the Company’s restructuring programs and the integration costs of certain acquisitions. During fiscal 2008, the Company also recorded litigation charges totaling $74 million primarily related to the DEA matter ($34 million) and other matters. These charges were offset by $58 million of income related to the settlement of the Derivative Actions discussed in Note 12 of “Notes to the Consolidated Financial Statements.” In fiscal 2009, the Company expects to incur approximately $54 million in charges related to the restructuring of its segment operating structure effective July 1, 2008, which is when it consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment.

Fiscal 2007 special items charges primarily related to reserves for litigation settlements ($655 million) and in-process research and development costs (“IPR&D”) expenses ($85 million) primarily in connection with the Viasys acquisition. The Company recorded litigation charges and made payments of $655 million during fiscal 2007 related to the settlement of the Cardinal Health federal securities litigation ($600 million), Cardinal Health ERISA litigation ($40 million) and other matters. These charges were offset by $29 million of income related to pharmaceutical manufacturer antitrust litigation. In addition, the Company settled and made payment for the penalty associated with the SEC investigation ($35 million), which was reserved in fiscal 2006 and 2005.

See Note 3 of “Notes to Consolidated Financial Statements” for additional detail of the Company’s special items.

Operating Earnings/(Loss)

Operating earnings increased $748 million or 54% during fiscal 2008 compared to the prior year. The increase was primarily due to the $600 million expense recognized within special items in the prior year related to shareholder litigation. In addition, operating earnings were favorably impacted by higher gross margin ($389 million) and negatively impacted by increased SG&A expenses ($333 million).

Operating earnings decreased $471 million or 26% during fiscal 2007, which included increased special items charges ($692 million) and impairments, (gain)/loss on sale of assets and other, net ($12 million). Operating earnings were favorably impacted by gross margin growth ($431 million) and negatively impacted by increased SG&A expenses ($200 million).

Interest Expense and Other

Interest expense and other increased $50 million or 41% during fiscal 2008 compared to the prior year. Interest expense and other was impacted during fiscal 2008 by increased borrowing levels ($72 million) and the impact of the prior year allocation of a portion of interest expense to discontinued operations ($26 million). The increase in interest expense for fiscal 2008 was partially offset by the favorable impact of foreign exchange and other items ($19 million) and increased investment income ($18 million).

The Company expects interest expense and other to increase in fiscal 2009 due primarily to the favorable impact of foreign exchange that was experienced in fiscal 2008, which is not expected to continue in fiscal 2009.

Interest expense and other increased $17 million or 16% during fiscal 2007 primarily due to increased borrowing levels and interest rates.

Provision for Income Taxes

In the first quarter of fiscal 2008, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $139 million reduction of retained earnings.

The Company had $763 million and $597 million of unrecognized tax benefits at June 30, 2008 and July 1, 2007, respectively. Included in the June 30, 2008 and July 1, 2007 balances are $529 million and $387 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions related to acquired companies in the amount of $19 million and $21 million at June 30, 2008 and July 1, 2007, respectively. Recognition of these tax benefits would not affect the Company’s effective tax rate. The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the unrecognized tax benefits from July 1, 2007 to June 30, 2008 is as follows:

(In millions)
Balance at July 1, 2007	$596.6
Additions for tax positions of the current year	83.3
Additions for tax positions of prior years	189.4
Reductions for tax positions of prior years	(75.6)
Settlements with tax authorities	(7.8)
Expiration of the statute of limitations	(23.0)

Balance at June 30, 2008	$762.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008 and July 1, 2007, the Company had $195 million and $149 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. For the fiscal year ended June 30, 2008, the Company recognized $47 million of interest and penalties in the consolidated statement of earnings.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPAs”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements.” The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $179 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

Subsequent to the fiscal year ended June 30, 2008, the Company received an IRS Revenue Agent’s Report for tax years 2003 through 2005, which included the NPAs discussed above and new NPAs related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices totals $598 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

It is possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next twelve months is approximately zero to $275 million, exclusive of penalties and interest, up to $125 million of which would not affect the Company’s effective tax rate because it relates to acquired entities.

Provision for Income Taxes—Continuing Operations

The provisions for income taxes relative to earnings before income taxes and discontinued operations were 32.5%, 32.9% and 33.2% of pretax earnings in fiscal 2008, 2007 and 2006 respectively. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items, which may have unique tax implications depending on the nature of the item and the taxing jurisdiction. The Company’s effective tax rate reflects tax benefits derived from increasing operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. The Company has tax incentive agreements in several non-U.S. tax jurisdictions which will expire in fiscal years 2009 through 2024 if not renewed. The Company expects the corporate tax rate to increase in fiscal 2009 due to an anticipated shift in income from lower to higher tax jurisdictions combined with the impact of certain expiring non-U.S. tax incentive agreements.

The Company’s fiscal 2008 provision for income taxes relative to earnings before income taxes and discontinued operations was $634 million and the effective tax rate was 32.5%. The fiscal 2008 effective tax rate was adversely impacted by 0.14 percentage points due to the non-deductibility of certain special items and impairments.

During the second quarter of fiscal 2008, the effective tax rate from continuing operations was favorably impacted by a $9 million adjustment as a result of the release of a valuation allowance that had previously been established with respect to an investment within the Healthcare Supply Chain Services—Pharmaceutical segment which was divested during the second quarter of fiscal 2008. During the third quarter of fiscal 2008, the effective tax rate was negatively impacted by $7 million as a result of various discrete miscellaneous tax adjustments. During the fourth quarter of fiscal 2008, the effective tax rate from continuing operations was favorably impacted by the release of $30 million of tax reserves for items pertaining to fiscal 2002 and 2001 for which the statute of limitations had lapsed and was negatively impacted by the recognition of $37 million of additional tax expense related to an increase in the estimated state income tax rate on deferred taxes.

The Company’s fiscal 2007 provision for income taxes relative to earnings before income taxes and discontinued operations was $413 million and the effective tax rate was 32.9% The fiscal 2007 effective tax rate was adversely impacted by 0.75 percentage points due to the non-deductibility of certain special items and impairments, principally the IPR&D charge related to the Viasys acquisition.

During the first quarter of fiscal 2007, the effective tax rate from continuing operations was favorably impacted by a $10 million adjustment to the tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002. During the second quarter of fiscal 2007, the effective tax rate from continuing operations was negatively impacted by a $7 million adjustment to the tax reserves related to an ongoing international tax audit. During the third quarter of fiscal 2007, the Company entered into an agreement with the IRS to close the fiscal years 1996 through 2000 federal audits. As a result, the Company reversed tax reserves of approximately $9 million.

The Company’s fiscal 2006 provision for income taxes relative to earnings before income taxes and discontinued operations was $577 million and the effective tax rate was 33.2%. The fiscal 2006 effective tax rate was adversely impacted by a 0.2 percentage points due to the non-deductibility of certain special items.

During fiscal 2008, the Company repatriated cash of $308 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14 million, nontaxable return of capital/currency gain of $161 million and taxable capital gain of $132 million. The taxable capital gain amount of $132 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14 million were recorded related to the taxable dividends resulting in a net tax benefit of $4 million.

Provision for Income Taxes—Discontinued Operations

The Company’s fiscal 2008 provision for income taxes relative to discontinued operations was an expense of $32 million. Included within this amount is a $28 million increase in unrecognized tax benefits for uncertain tax positions related to the PTS Business.

Earnings/(Loss) from Discontinued Operations

Earnings from discontinued operations, net of tax, decreased by $1.1 billion during fiscal 2008 primarily due to the after-tax gain on the sale of the PTS Business ($1.1 billion) in the prior year. See Note 8 in the “Notes to Consolidated Financial Statements” for additional information on the Company’s discontinued operations.

Earnings from discontinued operations, net of tax increased by $1.3 billion during fiscal 2007 primarily due to the after-tax gain on the sale of the PTS Business ($1.1 billion) and impairment charges from prior year ($185 million). See Note 8 in “Notes to Consolidated Financial Statements” for further information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

The Company’s operations are organized into four reportable segments: Healthcare Supply Chain Services—Pharmaceutical; Healthcare Supply Chain Services—Medical; Clinical Technologies and Services; and Medical Products and Technologies. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairments, (gain)/loss on sale of assets and other, and costs associated with certain strategic investments that require the approval of executive management are not allocated to the segments. See Note 17 in the “Notes to Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the fiscal years ended June 30, 2008, 2007 and 2006 (in millions):

	Growth (1)		Segment Revenue
	2008	2007	2008	2007	2006
Healthcare Supply Chain Services—Pharmaceutical:
Revenue from non-bulk customers (2)	(2)%	6%	$41,992.3	$42,672.8	$40,174.9
Revenue from bulk customers (2)	10%	13%	37,291.9	33,900.0	29,872.0

Total Healthcare Supply Chain Services—Pharmaceutical	4%	9%	$79,284.2	$76,572.8	$70,046.9
Healthcare Supply Chain Services—Medical	8%	4%	8,083.5	7,513.9	7,198.6
Clinical Technologies and Services	8%	11%	2,889.9	2,687.0	2,430.3
Medical Products and Technologies	47%	12%	2,696.3	1,835.9	1,632.9

Total segment revenue	5%	9%	$92,953.9	$88,609.6	$81,308.7
Corporate (3)	N.M.	N.M.	(1,862.5)	(1,757.6)	(1,644.5)

Consolidated revenue	5%	9%	$91,091.4	$86,852.0	$79,664.2

(1)	Growth is calculated as the percentage increase or (decrease) for a given year as compared to the immediately preceding year.
(2)	Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. Non-bulk customers include retail stores, pharmacies, hospitals, alternate care sites and other customers not specifically classified as bulk customers. Most deliveries to bulk customers consist of product shipped in the same form as received from the manufacturer. See discussion below within the Healthcare Supply Chain Services—Pharmaceutical section for a more detailed description of revenue from bulk customers.
(3)	Corporate revenue primarily consists of the elimination of inter-segment revenue between the Healthcare Supply Chain Services—Medical and Medical Products and Technologies segments which includes $1.1 billion, $1.0 billion and $971 million for fiscal years 2008, 2007, and 2006, respectively.

The following table summarizes segment profit for the fiscal years ended June 30, 2008, 2007 and 2006 (in millions):

	Growth (1)		Segment Profit (4)
	2008	2007	2008	2007	2006
Healthcare Supply Chain Services—Pharmaceutical (2)(5)	(14)%	14%	$1,121.5	$1,299.8	$1,142.6
Healthcare Supply Chain Services—Medical (3)(5)	(5)%	1%	303.0	318.1	314.5
Clinical Technologies and Services	29%	20%	496.6	385.7	320.3
Medical Products and Technologies (3)	52%	20%	300.4	197.6	164.5

Total segment profit	1%	13%	$2,221.5	$2,201.2	$1,941.9
Corporate (6)	N.M.	N.M.	(100.3)	(827.5)	(97.0)

Consolidated operating earnings	54%	(26)%	$2,121.2	$1,373.7	$1,844.9

(1)	Growth is calculated as the percentage increase or (decrease) for a given year as compared to the immediately preceding year.
(2)	During the first quarter of fiscal 2006, the Healthcare Supply Chain Services—Pharmaceutical segment recorded a charge reflecting credits owed to certain vendors ($32 million) for prior periods. During the fourth quarter of fiscal 2007, an adjustment ($4 million) was recorded to reduce a portion of the reserve based upon a revised estimate.
(3)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services—Medical segment and the Medical Products and Technologies segment to better align costs with the segment that receives the related benefits. Prior period information has been adjusted to reflect this change in methodology.
(4)	A portion of the corporate costs previously allocated to the former Pharmaceutical Technologies and Services segment have been reclassified to the remaining four segments based upon each segment’s respective proportion of allocated corporate expenses. Prior period information has been adjusted to reflect this change in methodology.
(5)	During the first quarter of fiscal 2008, the Company revised the method used to allocate corporate costs to the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments, which resulted in decreased expense ($22 million) allocated to the Healthcare Supply Chain Services—Pharmaceutical segment and increased expense ($22 million) allocated to the Healthcare Supply Chain Services—Medical segment. This change was made in an effort to better align corporate spending with the segment that receives the related benefits. Prior period information has not been adjusted to reflect this change in methodology.
(6)	For fiscal 2008, 2007 and 2006, Corporate includes, among other things, special items, impairments, (gain)/loss on sale of assets and other, net and certain other Corporate investment spending described below:

(a)	Special items: Corporate includes special items of $130 million, $772 million and $81 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively (see Note 3 in the “Notes to Consolidated Financial Statements” for discussion of special items).
(b)	Impairments, (gain)/loss on sale of assets and other, net: Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $(32) million, $17 million and $6 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively (see Note 3 in the “Notes to Consolidated Financial Statements” for further discussion of impairments, (gain)/loss on sale of assets and other, net).
(c)	Investment spending: The Company has encouraged its business units to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending for fiscal years 2008, 2007 and 2006 was $28 million, $22 million and $19 million, respectively.

Healthcare Supply Chain Services—Pharmaceutical Performance

During fiscal 2008, Healthcare Supply Chain Services—Pharmaceutical revenue grew and segment profit declined compared to the prior year. Revenue growth was primarily a result of additional volume from existing bulk customers and pharmaceutical price appreciation partially offset by a decrease in volume from non-bulk customers. The decline in segment profit was primarily a result of the repricing of several large customer contracts in the past 18 months. Lost customer revenue and expenses from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected revenue from non-bulk customers and segment profit during fiscal 2008. The contract repricings and DEA license suspensions and anti-diversion efforts referenced above are expected to continue to adversely affect segment revenue and segment profit into fiscal 2009, although to a lesser degree.

Healthcare Supply Chain Services—Pharmaceutical revenue growth of $2.7 billion or 4% during fiscal 2008 was primarily due to additional volume from existing bulk customers and pharmaceutical price appreciation, which was 7.7% for the trailing 12 months ended June 30, 2008. The combined impact of pharmaceutical price appreciation and increased volume increased sales in fiscal 2008 by $4.2 billion. Negatively impacting growth in revenue was the loss of customers ($1.9 billion) in the current year compared to the prior year and slower pharmaceutical market growth, partially offset by the addition of new customers ($496 million). The DEA license suspensions and the Company’s controlled substance anti-diversion efforts resulted in non-bulk customer losses and adversely affected the Company’s ability to acquire new non-bulk customers.

Healthcare Supply Chain Services—Pharmaceutical segment profit decreased $178 million or 14% during fiscal 2008 compared to the prior year as a result of a $172 million decrease in gross margin. The decline in gross margin was primarily due to increased customer discounts ($307 million) which resulted from the repricing of several large customer contracts in the last 18 months and faster growth (10%) of sales to bulk customers which tend to have larger customer discounts. Also contributing to the decline in gross margin was a 2% decline in sales to non-bulk customers. As compared to fiscal 2007, revenue growth in fiscal 2008 was lower and weighted more toward growth in revenue from bulk customers. The Company expects a certain level of continued customer discounting due to the competitive market in which it operates. Lost customer revenue from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected gross margin during fiscal 2008. Gross margin was also negatively impacted by decreased generic margin ($35 million) primarily due to the impact of generic launches in the prior year which did not occur in the current year. The Company generally earns the greatest margin dollars on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary. Offsetting the negative impact on gross margins described above were higher distribution service agreement fees and pharmaceutical price appreciation of $84 million year over year due to increased sales volume and benefit from pharmaceutical price appreciation. Gross margin was also positively impacted during fiscal 2008 by increased manufacturer cash discounts ($72 million) due to increased sales volume. The growth of distribution service agreement fees, pharmaceutical price appreciation and manufacturer cash discounts was less than the growth in fiscal 2007 due to slower revenue growth.

SG&A expenses remained relatively flat for fiscal 2008 compared to the prior year and was positively impacted by a change in the allocation of corporate costs as well as spending controls. During fiscal 2008, a change in the methodology for allocating corporate costs for the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments to better align corporate spending with the segment that receives the related benefits resulted in decreased expense ($22 million) allocated to Healthcare Supply Chain Services—Pharmaceutical.

During fiscal 2007, Healthcare Supply Chain Services—Pharmaceutical segment revenue increased $6.5 billion or 9% primarily from revenue from bulk customers. Segment profit increased $157 million due to revenue growth, increased generic pharmaceutical margin and increased distribution service agreement fees and pharmaceutical price appreciation, offset by increased customer discounts and increased SG&A expenses.

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

Healthcare Supply Chain Services—Pharmaceutical segment profit increased $157 million or 14% in fiscal 2007. Gross margin increased segment profit by $202 million primarily due to the segment’s revenue growth and increased generic pharmaceutical margin ($192 million) due to new product launches and competitive vendor pricing. Gross margin also was favorably impacted by increased manufacturer cash discounts due to sales volume growth ($187 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $171 million). Gross margin was negatively impacted by increased customer discounts ($319 million) due to increased sales volume and competitive pressures. Increases in segment SG&A expenses negatively impacted segment profit by approximately $45 million for fiscal 2007. Increases in SG&A expenses were in support of the increased sales volume and due to the impact of acquisitions ($37 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million). Segment profit was negatively impacted by the prior year sale of a significant portion of the specialty distribution business ($43 million).

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

Bulk and Non-Bulk Customers. The Healthcare Supply Chain Services—Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. A single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to allocate segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Non-bulk customers:
Revenue from non-bulk customers	$41,992	$42,673	$40,175
Segment expenses allocated to non-bulk customers (1)(2)	41,047	41,586	39,186
Segment profit from non-bulk customers (1)(2)	945	1,087	962
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)(2)	2.25%	2.55%	2.39%
Bulk customers:
Revenue from bulk customers	$37,292	$33,900	$29,872
Segment expenses allocated to bulk customers (1)(2)	37,115	33,687	29,718
Segment profit from bulk customers (1)(2)	177	213	154
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)(2)	0.47%	0.63%	0.52%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. During fiscal 2008, the Company revised certain estimates used when allocating certain expenses between non-bulk customers and bulk customers. Prior period information has been adjusted to reflect this change. The core pharmaceutical distribution operation (“Distribution”) within the Healthcare Supply Chain Services—Pharmaceutical segment services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) within the Healthcare Supply Chain Services—Pharmaceutical segment only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) within the Healthcare Supply Chain Services—Pharmaceutical segment service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

(2)	Amounts exclude last-in, first-out (“LIFO”) credit provisions of $0 million, $0 million and $26 million in fiscal 2008, 2007 and 2006, respectively.

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

During fiscal 2008 revenue from non-bulk customers decreased $681 million compared to the prior year due to the loss of customers, including the impact from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts, partially offset by additional volume from existing customers. Segment profit from non-bulk customers decreased $142 million during fiscal 2008 compared to the prior year due to an increase in customer discounts and the impact of generic launches in the prior year which did not occur in the current year, coupled with greater generic deflation. The decrease during fiscal 2008 was partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation.

During fiscal 2008 revenue from bulk customers increased $3.4 billion compared to the prior year due to new contracts signed with existing customers which resulted in increased volume from existing customers. Segment profit from bulk customers decreased $36 million during fiscal 2008 compared to the prior year due to increased customer discounts partially offset by increased manufacturer cash discounts related to sales volume growth. The decrease during fiscal 2008 was also partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation.

During fiscal 2007, revenue from bulk customers increased $4.0 billion compared to the prior year due to additional volume from existing customers and new customers. Segment profit from bulk customers increased $59 million due to increased sales volume described above and the year-over-year increase in distribution service agreement fees and pharmaceutical price appreciation. During fiscal 2008, revenue from non-bulk customers increased $2.5 billion due to additional sales volume from existing customers and pharmaceutical price appreciation. Segment profit for non-bulk customers increased $125 million compared to fiscal 2006. This increase in segment profit from non-bulk customers was due primarily to the increase in sales volume described above and the impact of generic products which had a greater impact on the profitability of non-bulk customers due to the mix of pharmaceuticals distributed to non-bulk customers.

Healthcare Supply Chain Services—Medical Performance

During fiscal 2008, Healthcare Supply Chain Services—Medical segment revenue grew $570 million or 8% compared to fiscal 2007 primarily due to increased volume from existing hospital, laboratory, and ambulatory care customers ($630 million), new customers ($87 million) and the impact of foreign exchange ($61 million). Revenue was negatively impacted by the loss of customers ($193 million).

Healthcare Supply Chain Services—Medical segment profit decreased $15 million or 5% during fiscal 2008 compared to fiscal 2007. Segment profit improved in the second half of fiscal 2008 compared to the first half of fiscal 2008 due to positive growth in the core U.S. medical distribution business. Gross margin increased segment profit by $38 million during fiscal 2008 compared to the prior year primarily as a result of revenue growth. Increases in SG&A expenses decreased segment profit by $53 million during fiscal 2008 partially as a result of the impact of foreign exchange ($10 million). In addition, the impact of changing the methodology for allocating corporate costs for the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments resulted in increased expense ($22 million) allocated to the Healthcare Supply Chain Services—Medical segment. This change was made in an effort to better align corporate spending with the segment that receives the related benefits.

The Company expects segment profit to be negatively impacted in fiscal 2009 by the rising cost of oil and oil-related commodities. The Company has taken steps to offset these rising costs through other cost reductions, including restructuring initiatives, and may also recover these rising costs through price increases or fuel surcharges, where possible.

During fiscal 2007, Healthcare Supply Chain Services—Medical segment revenue grew $315 million or 4% primarily due to increased volume from existing customers ($215 million) and new customer accounts ($100 million). Healthcare Supply Chain Services—Medical segment profit increased $4 million or 1% during fiscal 2007. Gross margin increased segment profit by $27 million primarily as a result of revenue growth and the impact of increased manufacturer cash discounts ($6 million). Negatively impacting gross margin were increased customer discounts ($5 million) and trade receivable reserves ($7 million) related to the segment’s customer service and shared service transition. Increases in SG&A expenses decreased segment profit by $23 million primarily in support of revenue growth and increased transportation costs ($5 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million).

Clinical Technologies and Services Performance

During fiscal 2008, Clinical Technologies and Services segment revenue grew $203 million or 8% compared to the prior year. Revenue growth was favorably impacted by new products ($65 million), new customers ($60 million) and the impact of foreign exchange ($30 million).

Clinical Technologies and Services segment profit increased $111 million or 29% during fiscal 2008 compared to the prior year. Gross margin increased segment profit by $142 million during fiscal 2008 primarily as a result of revenue growth and a favorable mix of higher margin products (combined impact of $109 million) and the impact of foreign exchange ($21 million). The year over year impact of Alaris product corrective actions and recalls negatively impacted gross margin in fiscal 2008 by $8 million. Increases in SG&A expenses decreased segment profit by $31 million during fiscal 2008. SG&A expenses increased partially due to increased investment in product quality and research and development costs ($8 million), the impact of foreign exchange ($6 million) and acquisitions ($5 million).

During fiscal 2007, Clinical Technologies and Services segment revenue grew $257 million or 11%. Revenue growth was favorably impacted by new products ($119 million), increased sales volumes to existing customers ($90 million) due to renewals and expansion of product lines and new customers ($35 million). Acquisitions also favorably impacted the year-over-year comparison ($18 million).

Clinical Technologies and Services segment profit increased $65 million or 20% during fiscal 2007 compared to the prior year. Gross margin increased segment profit by $132 million primarily as a result of revenue growth. Gross margin was negatively impacted by the estimated costs of the Alaris SE pump corrective action plan and related consulting expenses ($18 million) due to the product recall. Increases in SG&A expenses decreased segment profit by $67 million in support of the revenue growth and as a result of the impact of acquisitions ($22 million) and increased investment in product quality and research and development costs ($11 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($14 million).

Medical Products and Technologies Performance

During fiscal 2008, Medical Products and Technologies segment revenue grew $860 million or 47% compared to the prior year. Revenue growth for the segment was favorably impacted by the Viasys and Enturia acquisitions (impact of $680 million and $21 million, respectively), international revenue growth ($100 million), which includes the impact of foreign exchange ($62 million), increased volume from existing customers ($35 million) and new product launches ($32 million).

Medical Products and Technologies segment profit increased $103 million or 52% during fiscal 2008 compared to the prior year. Gross margin increased segment profit by $383 million during fiscal 2008 primarily as a result of revenue growth, the Viasys and Enturia acquisitions (impact of $309 million and $10 million, respectively), the impact of foreign exchange ($27 million) and the correction of a prior year error ($11 million), as described below. Increases in SG&A expenses negatively impacted segment profit by $280 million during fiscal 2008 primarily from the impact of the Viasys and Enturia acquisitions (impact of $234 million and $8 million, respectively).

During the fourth quarter of fiscal 2008, the Company discovered it had failed to recognize a portion of profit on sales pertaining to prior years. The error resulted from system interface and reconciliation discrepancies over a period of several years. As a result, the Company recorded income of approximately $11 million in fiscal 2008, of which $7 million pertained to fiscal 2007 and $4 million pertained to fiscal 2006. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.

The Company expects segment profit to be negatively impacted in fiscal 2009 by the rising cost of oil and oil-related commodities. The Company has taken steps to offset these rising costs through other cost reductions, including restructuring initiatives, and may also recover these rising costs through price increases or fuel surcharges, where possible.

During fiscal 2007, Medical Products and Technologies segment revenue grew $203 million or 12%. Revenue growth was favorably impacted by increased sales volume ($74 million) from existing customers and new customers won through new GPO contracts and competitor exits. Revenue growth was also favorably impacted by new product launches ($50 million), including innovations in gloves, respiratory products, surgical instruments and software, and international revenue growth ($62 million), which includes the impact of foreign exchange ($18 million). Acquisitions, including Denver Biomedical and Viasys, favorably impacted the year-over-year comparison ($37 million).

Medical Products and Technologies segment profit increased $33 million or 20% during fiscal 2007. Gross margin increased segment profit by $72 million primarily as a result of revenue growth. Factors favorably impacting gross margin included manufacturing cost reductions ($20 million) driven by strategic sourcing and expense control related to the Company’s restructuring program and the integration of acquisitions ($21 million), primarily Denver Biomedical. Increases in SG&A expenses negatively impacted segment profit by $39 million primarily in support of the segment’s revenue growth and from the impact of acquisitions ($13 million). Favorably impacting SG&A expenses was the reduction in equity-based compensation expense ($12 million).

Other Matters

Acquisitions

During fiscal 2008, the Company acquired the assets of privately held Enturia, which included Enturia’s line of infection prevention products sold under the ChloraPrep® brand name. The value of the transaction, including the assumption of liabilities, totaled approximately $490 million. In addition, during fiscal 2008, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these other acquisitions, which was paid in cash, was approximately $35 million. Assumed liabilities of these acquired businesses were approximately $6 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. For further information regarding the Company’s acquisitions see “Item 1—Business—Acquisitions and Divestitures” and Note 2 of “Notes to Consolidated Financial Statements.”

During fiscal 2007, the Company acquired Viasys, which offered products and services directed at critical care ventilation, respiratory diagnostics and clinical services and other medical and surgical products markets. The value of the transaction, including the assumption of liabilities, totaled approximately $1.5 billion. In addition, during fiscal 2007, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these other acquisitions, which was paid in cash, was approximately $174 million. Assumed liabilities of these acquired businesses were approximately $22 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition.

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

Divestitures

During fiscal 2007, the Company completed the sale of the PTS Business to an affiliate of The Blackstone Group. At the closing of the sale, the Company received approximately $3.2 billion in cash, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the purchase agreement. The Company recognized an after-tax book gain of approximately $1.1 billion from this transaction. The Company used the after-tax net proceeds of approximately $3.1 billion from the sale to repurchase shares. The purchase agreement contained customary indemnification provisions for sale transactions of this type.

The Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. As discussed above, effective July 1, 2008, the Company will begin reporting in three reportable segments. As of July 1, 2008, the All Other segment includes Medicine Shoppe and the pharmacy services, Tecomet and MedSystems businesses. While these businesses continue to add value to the Company, the Company will be conducting an in-depth review during fiscal 2009 to evaluate the fit of such businesses in the existing segment structure. The Company entered into a definitive agreement to sell the Tecomet business to Charlesbank Capital Partners and Tecomet management on July 22, 2008.

Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner.

Government Investigations and Legal Proceedings

During the last few fiscal years, the Company has been involved in a number of significant government investigations and litigation matters. During fiscal 2008, the Company settled with the SEC to conclude, with respect to the Company, the previously-reported SEC investigation relating principally to the Company’s financial reporting and disclosures, which included a civil penalty of $35 million. In addition, during fiscal 2007, the Company settled the Cardinal Health federal securities litigation for a payment of $600 million and the Cardinal Health ERISA litigation for a payment of $40 million. Also during fiscal 2007, the Company entered into a civil settlement and paid $11 million to resolve a civil investigation by the New York Attorney General’s Office focusing on trading in the secondary market for pharmaceuticals, and the Company entered into a Consent Decree with the FDA to resolve seizure litigation over Alaris SE pumps. For further information regarding these matters, see the 2007 Form 10-K.

In a series of actions taken during November and December 2007, the DEA suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. Settlement discussions have recently commenced with the DEA regarding resolution of this matter, and on August 7, 2008, the Company and the DEA staff reached an oral agreement in principle to resolve the license suspensions. The oral agreement is subject to the completion of definitive documentation as well as approval by the DEA Administrator and the U.S Department of Justice. As a result of these developments, the Company recorded a reserve of $34 million for its quarter ended June 30, 2008 for this matter. The Company expects that the license suspensions will be lifted during the quarter ending December 31, 2008. There can be no assurance, however, that the Company’s efforts to resolve the DEA matter will be successful within the expected timeframe or will be successful at all, and the Company cannot predict the final terms of any settlement. The Company discusses the DEA matter in greater detail in Note 12 of “Notes to Consolidated Financial Statements.”

Any additional significant government investigations or significant litigation matters could have an adverse effect on the Company’s results of operations or financial condition.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Consolidated Statements of Cash Flows for fiscal 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Net cash provided by/(used in)—continuing operations:
Operating activities	$1,559.1	$1,003.0	$1,850.2
Investing activities	(726.4)	(1,611.5)	(1,087.2)
Financing activities	(803.2)	(2,593.4)	(1,015.8)
Net cash provided by/(used in)—discontinued operations:
Operating activities	$(47.0)	$220.1	$270.6
Investing activities	—	3,148.7	(100.0)
Financing activities	—	(45.4)	(16.4)

Operating activities. Net cash provided by operating activities from continuing operations during fiscal 2008 totaled $1.6 billion, an increase of $556 million from the prior year due primarily to the increase in earnings from continuing operations of $476 million in the current year compared to the prior year combined with the impact of changes in working capital.

Net cash provided by operating activities from continuing operations during fiscal 2007 totaled $1.0 billion, a decrease of $847 million when compared to fiscal 2006. The decrease was a result of the decline in net income from continuing operations ($324 million) due to the litigation charges and cash settlements made in the fourth quarter of fiscal 2007 ($655 million). The increase in trade receivables ($783 million) was based on the repurchase of trade receivables ($550 million) under the Company’s committed receivables program. In line with the Company’s focus on capital deployment, inventory levels declined $217 million and accounts payable increased $224 million.

Net cash provided by operating activities from continuing operations during fiscal 2006 totaled $1.9 billion, a decrease of $625 million when compared to fiscal 2005. The decrease was primarily a result of the net proceeds received during fiscal 2005 under the Company’s committed receivables sales facility program ($550 million). During fiscal 2006, the accounts payable increase ($1.5 billion) was partially offset by increased inventories ($356 million) and increased accounts receivable ($895 million). The accounts payable, trade receivable and inventory increases were due to new sales volume from an existing large retail chain customer and the timing of inventory purchases from vendors in the Healthcare Supply Chain Services—Pharmaceutical segment.

Net cash used in operating activities from discontinued operations during fiscal 2008 totaled $47 million. Net cash used in discontinued operations in fiscal 2008 was a result of the loss from discontinued operations ($15 million) combined with the impact of the changes in the operating liabilities from discontinued operations.

Net cash provided by operating activities from discontinued operations during fiscal 2007 totaled $220 million. Net cash provided by operating activities from discontinued operations in fiscal 2007 was a result of earnings from discontinued operations ($1.1 billion) less the gain on the sale of the PTS Business ($1.1 billion).

Net cash provided by operating activities from discontinued operations during fiscal 2006 totaled $271 million. Net cash provided by discontinued operations in fiscal 2006 was a result of the loss from discontinued operations ($163 million), offset by the changes in the operating assets and liabilities from discontinued operations.

Investing activities. Net cash used in investing activities for continuing operations of $726 million during fiscal 2008 reflected capital spending ($376 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). The Company utilized $515 million in cash for acquisitions, net of cash received for the divestiture of an investment within the Healthcare Supply Chain Services—Pharmaceutical segment and the divestiture of assets associated with a particular line of business within the Medical Products and Technologies segment (combined impact of approximately $74 million). Acquisitions completed during fiscal 2008 included Enturia and other minor acquisitions within the Medical Products and Technologies segment. See “Acquisitions and Divestitures” within “Item 1—Business” of this Form 10-K and Note 2 of “Notes to Consolidated Financial Statements” for further information regarding the Company’s acquisitions.

Net cash used by investing activities for continuing operations of $1.6 billion during fiscal 2007 reflected cash used to complete acquisitions of Viasys within the Medical Products and Technologies segment, MedMined and Care Fusion within the Clinical Technologies and Services segment and SpecialtyScripts within the Healthcare Supply Chain Services—Pharmaceutical segment. Proceeds from the sale of short-term investments classified as available for sale ($367 million) were offset by capital spending ($357 million) to develop and enhance the Company’s infrastructure including facilities, information systems and machinery and equipment. See Note 4 of “Notes to Consolidated Financial Statements” for information regarding the Company’s investments.

Net cash used in investing activities for continuing operations of $1.1 billion during fiscal 2006 reflected the Company’s purchase of short-term investments classified as available for sale ($399 million) and capital spending ($340 million). In addition, during fiscal 2006, the Company used cash to complete acquisitions ($362 million), including the acquisitions of Dohmen and ParMed within the Healthcare Supply Chain Services—Pharmaceutical segment, Denver Biomedical within the Medical Products and Technologies segment and the remaining minority interest of Source Medical within the Healthcare Supply Chain Services—Medical segment.

Net cash provided by investing activities for discontinued operations in fiscal 2007 of $3.1 billion reflected proceeds from the PTS Business divestiture ($3.2 billion) offset by capital spending ($108 million). Net cash used in investing activities for discontinued operations in fiscal 2006 of $100 million primarily represents capital spending ($103 million).

Financing activities. Net cash used in financing activities for continuing operations of $803 million during fiscal 2008 reflected the Company’s repurchase of its Common Shares ($1.2 billion) and dividend payments to shareholders ($173 million). See “Share Repurchase Program” below for additional information; however, amounts may differ due to the timing of share settlements at the end of reporting periods. Cash provided by financing activities included proceeds received from shares issued under various employee stock plans

($228 million) and proceeds received from the issuance of long-term obligations, net of issuance costs ($304 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $2.6 billion during fiscal 2007 reflected the Company’s repurchase of its Common Shares ($3.7 billion), primarily driven by the use of proceeds from the sale of the PTS Business, and dividend payments to shareholders ($144 million). The Company also used cash to repay long-term obligations ($784 million). Cash provided by financing activities included proceeds received from the issuance of long-term obligations, net of issuance costs ($1.5 billion), and proceeds received from shares issued under various employee stock plans ($553 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities for continuing operations of $1.0 billion during fiscal 2006 reflected the Company’s repurchase of its Common Shares ($1.5 billion) and dividend payments to shareholders ($102 million). The Company also used cash to purchase certain buildings and equipment which were under capital lease agreements ($258 million) reflected in the reduction of long-term obligations. Cash provided by financing activities includes proceeds received from the issuance of long-term obligations, net of issuance costs ($594 million), and proceeds received from shares issued under various employee stock plans ($241 million).

Net cash used in financing activities for discontinued operations in fiscal 2007 and 2006 reflected $39 million and $48 million, respectively, in repayments on borrowings. Sources of cash for fiscal 2007 and 2006 were additional borrowings of $4 million and $29 million, respectively.

International Cash

The Company’s cash balance of approximately $1.3 billion as of June 30, 2008 included approximately $719 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so subjects it to U.S. federal, state and local income tax.

During fiscal 2008, the Company repatriated cash of $308 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14 million, nontaxable return of capital/currency gain of $161 million and taxable capital gain of $132 million. The taxable capital gain amount of $132 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14 million were recorded related to the taxable dividends resulting in a net tax benefit of $4 million. See Note 11 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

Share Repurchases

The Company repurchased approximately $6.4 billion of its Common Shares, in aggregate, through share repurchase programs during fiscal 2008, 2007, and 2006, as described below. The Company used the after-tax net proceeds of approximately $3.1 billion from the sale of the PTS Business to repurchase shares during fiscal 2007 and the first quarter of fiscal 2008. The share repurchase activity (apart from the use of net proceeds from the PTS Business divestiture) supports the Company’s previously stated long-term goal to return 50% of net cash provided by operating activities from continuing operations to shareholders. The Company does not anticipate repurchasing its Common Shares during fiscal 2009 in a dollar amount comparable to the dollar amount of Common Shares repurchased in fiscal 2008. The outcome of the Company’s exploration of a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments could also impact the amount of share repurchases in fiscal 2009.

During fiscal 2008, the Company repurchased approximately $750 million of its Common Shares under a $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At June 30, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. In addition, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion combined repurchase authorization, which expired on June 30, 2008 with approximately $406 million remaining unused. The Company’s fiscal 2008 Common Share repurchases represented 16.8 million shares at an average price per share of $64.81.

During fiscal 2007, the Company repurchased approximately $3.8 billion of its Common Shares under the $4.5 billion combined repurchase authorization referenced above. The Company’s fiscal 2007 Common Share repurchases represented 53.8 million shares at an average price per share of $69.79.

During fiscal 2006, the Company repurchased $1.5 billion of its Common Shares. The Company’s fiscal 2006 Common Share repurchases represented 22.0 million shares at an average price per share of $68.39.

See “Issuer Purchases of Equity Securities” within “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information regarding the Company’s most recent share repurchase programs.

Capital Resources

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables.

The Company increased the commercial paper program from $1.0 billion to $1.5 billion on February 28, 2007. The Company had no outstanding borrowings from the commercial paper program at June 30, 2008.

On January 24, 2007, the Company amended certain terms of the revolving credit facility which is available for general corporate purposes. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. This revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2008, except for $72 million of standby letters of credit issued on behalf of the Company.

The Company amended the receivables sales facility program during the second quarter of fiscal 2008 which resulted in increasing the program from $800 million to $850 million and extending it for an additional 364 days. During the second quarter of fiscal 2007, the Company repurchased the aggregate $550 million of receivable interests outstanding under its committed receivables sales facility program. As of June 30, 2008, the Company did not have any receivable interest sales outstanding under its receivables sales facility program. See Note 19 in “Notes to Consolidated Financial Statements” for more information on the Company’s committed receivables sales facility program.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allows for borrowings up to $69 million, of which $20 million was outstanding at June 30, 2008.

The Company entered into a $300 million short-term loan facility on April 10, 2008 which was terminated on May 28, 2008. The Company also entered into a $500 million short-term loan facility on March 30, 2007 which was terminated on April 10, 2007. The Company terminated a $150 million extendible commercial note program on February 2, 2007.

On June 2, 2008, the Company sold $300 million aggregate principal amount of 5.50% notes due 2013 in a registered offering. The Company used a portion of the proceeds to date to repay $150 million of 6.25% Notes due 2008 on July 15, 2008. The Company expects to use the remaining proceeds for general corporate purposes, which may include refinancing the outstanding preferred debt securities discussed below.

On June 8, 2007, the Company sold $300 million aggregate principal amount of 5.65% notes due 2012 and $300 million aggregate principal amount of 6.00% notes due 2017 in a private offering. The proceeds of the debt issuance were used to fund a portion of the purchase price of the Viasys acquisition and for general corporate purposes. Effective March 14, 2008, the Company completed a registered exchange offer so that the 5.65% notes due 2012 and 6.00% notes due 2017 may be sold in the public market.

On October 3, 2006, the Company sold $350 million aggregate principal amount of 2009 floating rate notes and $500 million aggregate principal amount of 5.80% notes due 2016 in a private offering. The proceeds of the debt issuance were used to repay $500 million of the Company’s preferred debt securities, $127 million of the 7.30% notes due 2006, $53 million outstanding under a short-term credit facility of a subsidiary guaranteed by the Company and for general corporate purposes. Effective March 14, 2008, the Company completed a registered exchange offer so that the 2009 floating rate notes and 5.80% notes due 2016 may be sold in the public market.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued preferred variable debt securities to parties not affiliated with the Company. At June 30, 2008, the Company had $150 million of preferred debt securities outstanding. These preferred debt securities are classified as long-term obligations, less current portion and other short-term obligations in the Company’s consolidated balance sheet. As a result of the opening of the initial exchange period of the preferred debt securities, the Company may refinance the outstanding preferred debt securities during fiscal 2009.

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

During fiscal 2008, the Company retired 128 million Common Shares in treasury.

Debt Ratings/Covenants

The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The S&P, Moody’s and Fitch rating outlooks are “stable”.

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of June 30, 2008, the Company was in compliance with this covenant. A breach of this covenant would be followed by a grace period during which the Company may discuss remedies with the security holders, or extinguish the securities, without causing an event of default.

The 5.50% notes due 2013, 5.65% notes due 2012 and 6.00% notes due 2017 (combined aggregate principal amount of $900 million) contain a provision that if the Company experiences specific types of change of control and the notes are rated below investment grade by S&P, Moody’s, and Fitch, the Company will be required to offer to purchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

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

Contractual Obligations

As of June 30, 2008, the Company’s contractual obligations, including estimated payments due by period, are as follows (in millions):

	2009	2010 – 2011	2012 – 2013	Thereafter	Total
On Balance Sheet:
Long-term debt (1)	$156.6	$843.6	$611.9	$2,220.4	$3,832.5
Interest on long-term debt	187.0	357.9	298.0	671.1	1,514.0
Capital lease obligations (2)	3.1	6.0	4.7	2.3	16.1
Other long-term liabilities (3)	57.0	18.1	7.5	2.8	85.4
Off-Balance Sheet:
Operating leases (4)	101.3	158.1	111.0	95.3	465.7
Purchase obligations (5)	345.3	137.2	78.5	32.7	593.7

Total financial obligations	$850.3	$1,520.9	$1,111.6	$3,024.6	$6,507.4

(1)	Represents maturities of the Company’s long-term debt obligations excluding capital lease obligations described below. See Note 10 in “Notes to Consolidated Financial Statements” for further information.
(2)	Represents maturities of the Company’s capital lease obligations included within long-term debt on the Company’s balance sheet and the related estimated future interest payments.
(3)	Represents cash outflows by period for certain of the Company’s long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits ($762.9 million) and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 11 in “Notes to Consolidated Financial Statements” for further discussion of income taxes.
(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 12 of “Notes to Consolidated Financial Statements.”
(5)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company’s total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. The significant amount disclosed within fiscal 2008, as compared to other periods, primarily represents obligations to purchase inventories within the Healthcare Supply Chain Services—Pharmaceutical segment.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” above and Note 19 in “Notes to Consolidated Financial Statements,” which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

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

Allowance for doubtful accounts

Trade receivables are amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company also provides financing to various customers. Such financing arrangements range from 90 days to 10 years at interest rates that generally are subject to fluctuation. These financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are recorded net of an allowance for doubtful accounts and are included in other assets. Extending credit terms and calculating the required allowance for doubtful accounts involve the use of judgment by the Company’s management.

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

The allowance for doubtful accounts was $135.7 million and $128.9 million at June 30, 2008 and 2007, respectively. This allowance represented 2.1% and 2.2% of customer receivables at June 30, 2008 and 2007, respectively. The allowance for doubtful accounts as a percentage of revenue was 0.15%, 0.15% and 0.16% at June 30, 2008, 2007 and 2006, respectively. The allowance for doubtful accounts was reduced by $25.3 million, $28.4 million and $22.6 million in fiscal 2008, 2007, and 2006, respectively, for customer deductions and write-offs and was increased by additional provisions of $26.1 million, $24.0 million and $24.6 million in fiscal 2008, 2007 and 2006, respectively. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables and sales-type leases to the reserve at June 30, 2008 would result in an increase or decrease in bad debt expense of approximately $6.3 million.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present.

The Company believes the reserve maintained and expenses recorded in fiscal 2008 are appropriate and consistent with historical methodologies employed. At this time, the Company is not aware of any internal process or customer issues that might lead to a significant future increase in the Company’s allowance for doubtful accounts as a percentage of net revenue.

See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

Inventories

A substantial portion of inventories (approximately 70% and 73% at June 30, 2008 and 2007, respectively) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities within the Company’s Healthcare Supply Chain Services—Pharmaceutical segment (“core distribution facilities”) and are primarily merchandise inventories. The LIFO impact on the consolidated statement of earnings in a given year is dependent on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals are primarily inflationary, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals are deflationary, which results in a decrease in cost of products sold.

Under the LIFO method, it is assumed that the most recent inventory purchases are the first items sold. As such, the Company uses LIFO to better match current costs and revenue. Therefore, reductions in the overall inventory levels resulting from declining branded pharmaceutical inventory levels generally will result in a decrease in future cost of products sold, as the remaining inventory will be held at a lower cost due to the inflationary environment. Conversely, reductions in the overall inventory levels created by declining generic pharmaceutical inventory levels would generally increase future cost of products sold, as the remaining inventory will be held at a higher cost due to the deflationary environment. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the core distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2008 and 2007, the Company did not record any LIFO reserve reductions.

The remaining inventory is stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the average cost method of inventory valuation for all inventory within the core distribution facilities, inventories would not have changed in fiscal 2008 or fiscal 2007. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $42.5 million and $55.8 million higher than the average cost value as of June 30, 2008 and 2007, respectively. However, the Company’s policy is not to record inventories in excess of its current market value.

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $94.5 million and $95.8 million at June 30, 2008 and 2007, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company’s assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company’s consolidated financial statements.

Business Combinations

Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of the Company’s acquisitions is assigned to intangible assets which requires management to use significant judgment in determining fair value. In addition, current and future amortization expense for such intangibles is impacted by purchase price allocations as well as the assessment of estimated useful lives of such intangibles, excluding goodwill. The Company believes the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.

In conjunction with the review of a transaction, the status of the acquired company’s research and development projects is assessed to determine the existence of IPR&D. In connection with certain acquisitions, the Company is required to estimate the fair value of acquired IPR&D which requires selecting an appropriate discount rate and estimating future cash flows for each project. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. Once the fair value is determined, an asset is established, and in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” is immediately written-off as a special item in the Company’s consolidated statement of earnings. During fiscal 2008, the Company reversed $25.0 million of a previously recorded write-off of IPR&D costs associated with Viasys as a result of the finalization of the Viasys purchase price allocation process and recorded charges of $17.7 million and $25.3 million related to the write-off of IPR&D costs associated with Enturia and other minor acquisitions, respectively. During fiscal 2007, the Company recorded charges of $83.9 million and $0.6 million related to the write-off of IPR&D costs associated with Viasys and Care Fusion, respectively (see Note 3 of “Notes to Consolidated Financial Statements”).

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

The Company’s determination of fair value of the reporting units is based on a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size. The methods and assumptions used to test impairment have been revised for any segment realignments for the periods presented. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment tests in fiscal 2008 and 2007, neither of which resulted in the recognition of any impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of the Company’s reporting units for fiscal 2008 or 2007. See Note 9 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill and other intangibles.

Special Items

The Company records restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recorded as special items as incurred.

The Company recognizes income from the favorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters as special items on the consolidated financial statements when the associated cash or assets are received. Generally, expenses due to the unfavorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters (“litigation settlement losses”) are charged to the segment to which the matter relates and, as a result, are classified as SG&A expenses on the Company’s consolidated financial statements. In certain circumstances, significant litigation settlement losses are classified in special items on the consolidated statement of earnings. Factors considered in determining whether a particular litigation settlement loss should be classified in special items include the size of the settlement, the nature of the matter (i.e., significant matters that are infrequent, non-recurring or unusual in nature are classified as special items), the age of the matter and the pervasiveness of the matter to the entire organization. The Company also classifies legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and related Audit Committee internal review and related matters as special items.

The majority of the special items related to acquisition integration and restructurings can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments, IPR&D costs, and other integration costs. Employee-related costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. Asset impairment costs include the reduction in value of the Company’s assets as a result of the integration or restructuring activities. IPR&D costs include the write-off of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility and were deemed to have no alternative use. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. See Note 3 of “Notes to Consolidated Financial Statements” for additional information.

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

Vendor reserves were $37.3 million and $72.6 million at June 30, 2008 and 2007, respectively. Approximately 78% and 61% of the vendor reserve at June 30, 2008 and 2007, respectively, pertained to the Healthcare Supply Chain Services—Pharmaceutical segment. Fluctuations in the reserve balance are caused by the variations of outstanding claims from period to period, timing of settlements and specific vendor issues, such as bankruptcies (significant events would be described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Though vendor transactions remain relatively consistent from period to period, unforeseen events such as the deterioration in the financial condition of a large vendor or a settlement of numerous outstanding claims could cause the reserve to fluctuate, and thus, have a financial impact on the period’s financial results.

At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. The Company believes, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.

Self Insurance Accruals

The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $20.7 million and $24.3 million for estimated costs related to outstanding claims at June 30, 2008 and 2007, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be $6.1 million. If the amount of claims, medical or dental costs increase beyond what was estimated, the reserve might not be sufficient and additional expense could be required. The Company believes, however, that the liabilities recorded are adequate based upon current facts and circumstances. Medical and dental insurance expense was $166.8 million, $174.6 million and $140.5 million in fiscal 2008, 2007 and 2006, respectively.

Through a wholly owned insurance subsidiary, the Company has certain deductibles or is self-insured for various risks including general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation. Claims in excess of certain limits, however, are insured with commercial insurers. The Company had recorded liabilities totaling $77.3 million and $82.2 million for anticipated costs related to liability, property and workers’ compensation at June 30, 2008 and 2007, respectively. These costs include an estimate for expected settlements on pending claims, defense costs, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures the Company develops the estimate of expected ultimate costs to settle each claim which is based on specific information related to each claim. For claims incurred but not reported the liabilities are calculated by outside actuaries and are derived in accordance with generally accepted actuarial practices. The amount of ultimate liability in respect to these matters is dependent on future contingent events that cannot be predicted with certainty and may differ from these estimates. Although the Company believes that liability estimates are appropriate based on information available at June 30, 2008, it is possible, based on generally accepted actuarial analysis, that under adverse conditions the ultimate liability could exceed recorded expected liabilities as of June 30, 2008 by as much as $5.6 million. The insurance expense for general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation was $51.1 million, $70.4 million and $71.3 million in fiscal 2008, 2007 and 2006, respectively.

Provision for Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The Company had net deferred income tax assets of $656.4 million and $394.2 million at June 30, 2008 and 2007, respectively. The Company also had net deferred income tax liabilities of $1.7 billion at both June 30, 2008 and 2007. Net deferred income tax assets included net federal, state and local, and international loss and credit carryforwards at June 30, 2008 and 2007 of $200.0 million and $178.2 million, respectively. The Company established a net valuation allowance of $178.0 million and $180.5 million at June 30, 2008 and 2007, respectively, against certain deferred tax assets, which primarily relates to federal and state loss carryforwards for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

The Company believes that its estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. However, other people applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

In the first quarter of fiscal 2008, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

If any of the Company’s assumptions or estimates were to change, an increase/decrease in the Company’s effective tax rate by 1% on earnings before income taxes and discontinued operations would have caused income tax expense to increase/decrease by $19.5 million for the fiscal year ended June 30, 2008.

Loss Contingencies

The Company accrues for contingencies related to litigation in accordance with SFAS No. 5, which requires the Company to assess contingencies to determine degree of probability and range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates.

Equity-Based Compensation

During the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award.

The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires the estimation of future uncertain events. These estimates which are entered within the option valuation model include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates. Effective with all options granted subsequent to the adoption of SFAS No. 123(R), the Company estimates its future stock price volatility based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The Company analyzed historical data to estimate option exercise behaviors and employee terminations to estimate the expected option life and forfeiture rates. The Company calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. Once employee stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used in the valuation model are different from actual results. SFAS No. 123(R) requires, however, the Company to compare its estimated option forfeiture rates to actual forfeiture rates and record any adjustments as necessary. See Note 18 of “Notes to Consolidated Financial Statements” for additional information regarding equity-based compensation.

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

Transactional Exposure

The Company’s transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. The fiscal 2008 analysis utilizes a currency portfolio model, encompassing both implied volatility and historical correlation to estimate the net potential gain or loss. The fiscal 2007 analysis utilizes an implied volatility measurement for each currency to estimate the net potential gain or loss. These analyses included the estimated impact of its hedging program, which mitigates the Company’s transactional exposure. At June 30, 2008 and 2007, the Company had hedged approximately 45% and 46%, respectively, of its transactional exposures. The following table summarizes the analysis as it relates to the Company’s transactional exposure (in millions):

	2008	2007
Net estimated transactional exposure	$725.6	$667.4
Sensitivity gain/loss	53.5	45.6
Estimated offsetting impact of hedges	(25.0)	(20.6)

Estimated net gain/loss	$28.5	$25.0

Translational Exposure

The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S. dollars, the functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company’s analysis at June 30, 2008 and 2007. The following table summarizes the Company’s translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S. dollar (in millions):

	2008	2007
Net estimated translational exposure	$219.0	$175.5
Sensitivity gain/loss	21.9	17.6

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

As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2008 and 2007, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $5.9 million and $9.4 million, respectively.

Commodity Price Sensitivity

The Company purchases certain commodities for use in its manufacturing processes, which include latex, heating oil, diesel fuel and polystyrene, among others. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. At June 30, 2008 and 2007, the Company had not hedged any of these exposures. The table below summarizes the Company’s analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2008 and 2007 (in millions):

	2008	2007
Estimated commodity exposure	$288.6	$251.3
Sensitivity gain/loss	28.9	25.1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP Columbus, Ohio August 22, 2008

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In millions, except per common share amounts)
Revenue	$91,091.4	$86,852.0	$79,664.2
Cost of products sold	85,457.3	81,606.7	74,850.2

Gross margin	$5,634.1	$5,245.3	$4,814.0
Selling, general and administrative expenses	3,414.8	3,082.3	2,882.8
Impairments, (gain)/loss on sale of assets and other, net	(32.0)	17.3	5.8
Special items—restructuring charges	65.7	40.1	47.6
—acquisition integration charges	44.9	101.5	25.4
—litigation and other	19.5	630.4	7.5

Operating earnings	$2,121.2	$1,373.7	$1,844.9
Interest expense and other	171.4	121.4	104.5

Earnings before income taxes and discontinued operations	$1,949.8	$1,252.3	$1,740.4
Provision for income taxes	633.9	412.6	577.1

Earnings from continuing operations	$1,315.9	$839.7	$1,163.3
Earnings/(loss) from discontinued operations (net of tax (expense)/benefits of $(31.9), $(20.4) and $22.9 for fiscal years ended June 30, 2008, 2007 and 2006, respectively)	(15.3)	1,091.4	(163.2)

Net earnings	$1,300.6	$1,931.1	$1,000.1

Basic earnings/(loss) per Common Share:
Continuing operations	$3.67	$2.13	$2.76
Discontinued operations	(0.04)	2.76	(0.38)

Net basic earnings per Common Share	$3.63	$4.89	$2.38

Diluted earnings/(loss) per Common Share:
Continuing operations	$3.61	$2.07	$2.71
Discontinued operations	(0.04)	2.70	(0.38)

Net diluted earnings per Common Share	$3.57	$4.77	$2.33

Weighted average number of shares outstanding:
Basic	358.2	394.9	421.2
Diluted	364.0	404.7	428.5

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$1,291.3	$1,308.8
Short-term investments available for sale	—	132.0
Trade receivables, net	5,006.9	4,714.4
Current portion of net investment in sales-type leases	383.7	354.8
Inventories	6,768.8	7,383.2
Prepaid expenses and other	593.1	651.3
Assets held for sale	140.4	—

Total current assets	$14,184.2	$14,544.5

Property and equipment, at cost:
Land, buildings and improvements	1,099.6	1,060.7
Machinery and equipment	2,487.3	2,330.3
Furniture and fixtures	145.9	146.2

Total property and equipment, at cost	$3,732.8	$3,537.2
Accumulated depreciation and amortization	(1,995.6)	(1,890.2)

Property and equipment, net	$1,737.2	$1,647.0
Other assets:
Net investment in sales-type leases, less current portion	916.8	820.7
Goodwill and other intangibles, net	6,225.9	5,860.9
Other	384.1	280.7

Total assets	$23,448.2	$23,153.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$159.0	$16.0
Accounts payable	8,311.8	9,162.2
Other accrued liabilities	1,889.7	2,247.3
Liabilities from businesses held for sale and discontinued operations	15.4	34.2

Total current liabilities	$10,375.9	$11,459.7

Long-term obligations, less current portion and other short-term borrowings	3,687.4	3,457.3
Deferred income taxes and other liabilities	1,637.4	859.9
Shareholders’ equity:
Preferred Shares, without par value
Authorized—0.5 million shares, Issued—none	—	—
Common Shares, without par value
Authorized—755.0 million shares, Issued—364.7 million shares and 493.0 million shares at June 30, 2008 and 2007, respectively	3,001.2	3,931.3
Retained earnings	5,016.2	11,539.9
Common Shares in treasury, at cost, 7.6 million shares and 124.9 million shares at June 30, 2008 and 2007, respectively	(480.7)	(8,215.3)
Accumulated other comprehensive income	210.8	121.0

Total shareholders’ equity	$7,747.5	$7,376.9

Total liabilities and shareholders’ equity	$23,448.2	$23,153.8

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Other	Total Shareholders’ Equity
	Shares Issued	Amount		Treasury Shares
				Shares	Amount
	(In millions)
BALANCE, JUNE 30, 2005	476.5	$2,765.5	$8,874.2	(50.3)	$(3,043.6)	$20.2	$(23.3)	$8,593.0
Comprehensive income:
Net earnings			1,000.1					1,000.1
Foreign currency translation adjustments						16.4		16.4
Unrealized gain on derivatives						4.7		4.7
Net change in minimum pension liability						(7.4)		(7.4)

Total comprehensive income								$1,013.8
Employee stock plans activity, including tax benefits of $48.6 million	5.8	430.0		0.8	44.3		23.3	497.6
Treasury shares acquired				(22.0)	(1,499.9)			(1,499.9)
Dividends declared			(113.8)					(113.8)

BALANCE, JUNE 30, 2006	482.3	$3,195.5	$9,760.5	(71.5)	$(4,499.2)	$33.9	$—	$8,490.7
Comprehensive income:
Net earnings			1,931.1					1,931.1
Foreign currency translation adjustments						48.6		48.6
Unrealized gain on derivatives						1.1		1.1
Net change in minimum pension liability						37.4		37.4

Total comprehensive income								$2,018.2
Employee stock plans activity, including tax benefits of $37.3 million	10.7	735.8		0.4	35.7			771.5
Treasury shares acquired				(53.8)	(3,751.8)			(3,751.8)
Dividends declared			(151.7)					(151.7)

BALANCE, JUNE 30, 2007	493.0	$3,931.3	$11,539.9	(124.9)	$(8,215.3)	$121.0	$—	$7,376.9
Comprehensive income:
Net earnings			1,300.6					1,300.6
Foreign currency translation adjustments						93.2		93.2
Unrealized loss on derivatives, net of tax of $2.2 million						(5.3)		(5.3)
Net change in minimum pension liability						1.9		1.9

Total comprehensive income								$1,390.4
Impact of adopting FASB Interpretation No. 48			(139.3)					(139.3)
Employee stock plans activity, including tax benefits of $42.1 million	(0.3)	97.8		6.1	293.2			391.0
Treasury shares acquired				(16.8)	(1,091.6)			(1,091.6)
Retirement of treasury shares	(128.0)	(1,027.9)	(7,505.1)	128.0	8,533.0			—
Dividends declared			(179.9)					(179.9)

BALANCE, JUNE 30, 2008	364.7	$3,001.2	$5,016.2	(7.6)	$(480.7)	$210.8	$—	$7,747.5

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,300.6	$1,931.1	$1,000.1
(Earnings)/loss from discontinued operations	15.3	(1,091.4)	163.2

Earnings from continuing operations	$1,315.9	$839.7	$1,163.3
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	381.3	322.1	297.6
Asset impairments and (gain)/loss on sale of assets, net	(31.4)	19.2	5.6
Acquired in-process research and development	18.0	84.5	—
Equity compensation	122.3	138.1	207.8
Provision for deferred income taxes	26.9	11.7	(5.7)
Provision for bad debts	26.1	24.0	24.6
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(312.7)	(783.1)	(895.3)
Decrease/(increase) in inventories	613.1	217.4	(356.1)
Increase in net investment in sales-type leases	(124.9)	(130.8)	(113.1)
(Decrease)/increase in accounts payable	(813.1)	224.4	1,538.0
Other accrued liabilities and operating items, net	337.6	35.8	(16.5)

Net cash provided by operating activities—continuing operations	$1,559.1	$1,003.0	$1,850.2
Net cash provided by/(used in) operating activities—discontinued operations	(47.0)	220.1	270.6

Net cash provided by operating activities	$1,512.1	$1,223.1	$2,120.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(514.9)	(1,629.8)	(362.2)
Proceeds from sale of property and equipment	32.6	9.2	13.4
Additions to property and equipment	(376.1)	(357.4)	(339.8)
Sale/(purchase) of investment securities available for sale	132.0	366.5	(398.6)

Net cash used in investing activities—continuing operations	$(726.4)	$(1,611.5)	$(1,087.2)
Net cash provided by/(used in) investing activities—discontinued operations	—	3,148.7	(100.0)

Net cash provided by/(used in) investing activities	$(726.4)	$1,537.2	$(1,187.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	(0.5)	(38.9)	(37.0)
Reduction of long-term obligations	(21.5)	(784.0)	(257.6)
Proceeds from long-term obligations, net of issuance costs	303.5	1,453.4	594.4
Proceeds from issuance of Common Shares	227.9	552.6	240.8
Tax benefits from exercises of stock options	42.1	29.9	45.3
Dividends on Common Shares	(173.1)	(144.4)	(101.8)
Purchase of treasury shares	(1,181.6)	(3,662.0)	(1,499.9)

Net cash used in financing activities—continuing operations	$(803.2)	$(2,593.4)	$(1,015.8)
Net cash used in financing activities—discontinued operations	—	(45.4)	(16.4)

Net cash used in financing activities	$(803.2)	$(2,638.8)	$(1,032.2)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(17.5)	121.5	(98.6)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,308.8	1,187.3	1,285.9

CASH AND EQUIVALENTS AT END OF YEAR	$1,291.3	$1,308.8	$1,187.3

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$239.8	$189.8	$158.0
Income taxes	116.0	394.4	551.9

The accompanying notes are an integral part of these consolidated statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a leading provider of products and services that improve the safety and productivity of healthcare. References to the “Company” in these consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

The Company reports financial information for four reportable segments: Healthcare Supply Chain Services—Pharmaceutical; Healthcare Supply Chain Services—Medical; Clinical Technologies and Services; and Medical Products and Technologies.

Effective the first quarter of fiscal 2008, the former Medical Products Manufacturing segment was renamed Medical Products and Technologies in connection with the Company’s acquisition of VIASYS Healthcare Inc. (“Viasys”), which was completed during the fourth quarter of fiscal 2007. There were no other changes to the Company’s reportable segments during fiscal 2008.

Basis of Presentation. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated.

During fiscal 2008, 2007 and 2006, the Company completed several acquisitions that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from each of these business combinations as of the date of acquisition. Additional disclosure related to the Company’s acquisitions is provided in Note 2.

Effective the second quarter of fiscal 2007, the Company reclassified the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”) to discontinued operations. Effective the third quarter of fiscal 2006, the Company reclassified a significant portion of its healthcare marketing services business (“HMS Disposal Group”) and its United Kingdom-based Intercare pharmaceutical distribution business (“IPD”) to discontinued operations. In addition, effective the first quarter of fiscal 2006, the Company reclassified its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico (“Humacao”) to discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 8 for additional information regarding discontinued operations.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairment, preliminary and final purchase accounting allocations including acquired in-process research and development costs (“IPR&D”), vendor reserves, equity-based compensation, income taxes, loss contingencies, self insurance accruals and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Cash Equivalents. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these cash equivalents approximates fair value.

Short-term Investments. At June 30, 2008, the Company did not hold any short-term investments. The Company’s short-term investments at June 30, 2007 included $132.0 million in tax exempt auction rate securities. These short-term investments were classified as available-for-sale on the Company’s consolidated balance sheet. The Company’s investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates. See Note 4 for additional information regarding short-term investments.

Receivables. Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments and are presented net of an allowance for doubtful accounts. See Note 5 for additional information.

Concentrations of Credit Risk and Major Customers. The Company maintains cash depository accounts with major banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

The Company’s trade receivables, lease receivables, and finance notes and accrued interest receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited, however, due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations.

The following table summarizes all of the Company’s customers, which individually account for at least 10% of the Company’s revenue. The customers in the table below are serviced through the Healthcare Supply Chain Services—Pharmaceutical segment.

	Percent of Revenue
	2008	2007	2006
CVS Caremark Corporation (“CVS”)	22%	21%	22%
Walgreen Co. (“Walgreens”)	19%	19%	15%

At June 30, 2008 and 2007, CVS accounted for 19% and 20%, respectively, and Walgreens accounted for 26% and 27%, respectively, of the Company’s gross trade receivable balance.

Certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2008, 2007 and 2006, approximately 16%, 10% and 15%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., the Company’s two largest GPO relationships in terms of revenue. However, the Company’s trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

Inventories. A substantial portion of inventories is stated at the lower of cost, using the last-in, first-out (“LIFO”) method, or market. The remaining inventory is stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. See Note 7 for additional information.

Cash Discounts. Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when the related inventory is sold.

Property and Equipment. Property and equipment are stated at cost. Property and equipment held for sale are recorded at the lower of cost or fair value less cost to sell. Depreciation expense for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements—1 to 50 years; machinery and equipment—2 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $289.7 million, $252.2 million and $238.7 million for fiscal 2008, 2007 and 2006, respectively. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. The Company expenses repairs and maintenance expenditures as incurred. Repairs and maintenance expense was $61.2 million, $61.3 million and $52.2 million for fiscal 2008, 2007 and 2006, respectively. The Company capitalizes interest on long-term fixed asset projects using a rate of 5.9%, which approximates the Company’s weighted average interest rate on long-term obligations. The amount of capitalized interest was immaterial for all fiscal years presented. Certain prior year balances have been reclassified to conform to the current year presentation.

Goodwill and Other Intangibles. The Company accounts for purchased goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. SFAS No. 142 requires that impairment testing be conducted at the reporting unit level, which can be at the operating segment level as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or one level below the operating segment. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment.

The Company’s determination of fair value of the reporting units is based on a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size. The methods and assumptions used to test impairment have been revised for any segment realignments for the periods presented. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2008 and 2007, neither of which resulted in the recognition of impairment charges. See Note 9 for additional information regarding goodwill and other intangible assets.

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

In the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Other Accrued Liabilities. Other accrued liabilities represent various obligations of the Company including certain accrued operating expenses and taxes payable. For the fiscal years ended June 30, 2008 and 2007, the largest component of other accrued liabilities were net current deferred tax liabilities of approximately $506.6 million and $650.0 million, respectively. Other significant components of other accrued liabilities were current income taxes payable and employee compensation and related benefit accruals. At June 30, 2008 and 2007, current income taxes payable were $72.5 million and $119.7 million, respectively, while employee compensation and related benefit accruals were $232.2 million and $377.5 million, respectively.

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

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized ratably over the awards’ service period. The Company classifies equity-based compensation within selling, general and administrative (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See Note 18 for additional information regarding equity-based compensation.

Dividends. The Company paid cash dividends per Common Share of $0.48, $0.36 and $0.24 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

Healthcare Supply Chain Services—Pharmaceutical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

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

Revenue for deliveries that are direct shipped to customer warehouses from the manufacturer whereby the Company acts as an intermediary in the ordering and delivery of products is recorded gross in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus

Net as an Agent.” This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction and, as such, is the primary obligor.

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

Healthcare Supply Chain Services—Medical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

Clinical Technologies and Services. Leasing revenue is accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Revenue is recognized on sales-type leases when the lease becomes noncancellable. The lease is determined to be noncancellable upon completion of the installation, when the equipment is functioning according to material specifications of the user’s manual and the customer has accepted the equipment. Interest income on sales-type leases is recognized in revenue using the interest method.

Consistent with sales-type leases, revenue is recognized on operating leases after installation is complete and customer acceptance has occurred. Operating lease revenue is recognized over the lease term as such amounts become receivable according to the provisions of the lease.

Revenue for safety systems which contain software essential to the functionality of the product are subject to the provisions of the American Institute of Certified Public Accountants Statement of Position No. 97-2 “Software Revenue Recognition.” The elements of safety system sales arrangements may contain some or all of the following: infusion devices, disposables, hardware, software, software maintenance programs and professional services. As a multiple element arrangement, total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor-specific objective evidence is generally based on the price charged when an element is sold separately. Allocated fees are recognized separately for each element when it is delivered and there are no further contractual obligations with relation to that element. Perpetual software license revenue is generally recognized upon shipment to the customer. Software maintenance revenue is recognized ratably over the contract period. Vendor-specific objective evidence for software maintenance is determined based on contract renewal price for such maintenance. Rights to unspecified software upgrades (on a when-and-if available basis) are included in software maintenance. Professional service revenue is recognized when services are rendered.

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

Medical Products and Technologies. This segment records self-manufactured medical product revenue when title transfers to its customers which generally occurs upon delivery.

Multiple Segments or Business Units. Arrangements involving multiple segments or business units, containing no software or software which is incidental to the functionality of the product or service, and those arrangements involving a single segment or business unit and multiple deliverables are accounted for in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Sales Returns and Allowances. Revenue is recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products are returned. The customer return policies generally require that the product be physically returned, subject to restocking fees, and only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of products sold under this accounting policy closely approximate what would have been recorded under SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Applying the provisions of SFAS No. 48 would not materially change the Company’s financial position and results of operations. Sales returns and allowances were approximately $1.8 billion, $1.8 billion and $1.5 billion in fiscal 2008, 2007 and 2006, respectively.

Distribution Service Agreement and Other Vendor Fees. The Company’s pharmaceutical supply chain business within the Healthcare Supply Chain Services—Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory when those fees have been earned and the Company is entitled to payment. The Company recognizes the fees as a reduction in the carrying value of the inventory that generated the fees and, as such, the fees are recognized as a reduction of cost of products sold in its statements of earnings when that inventory is sold.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $291.2 million, $305.8 million and $274.3 million for fiscal 2008, 2007 and 2006, respectively. Shipping and handling revenue received was immaterial for all periods presented.

Research and Development Costs. Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $152.9 million, $102.8 million and $96.8 million for fiscal 2008, 2007 and 2006, respectively.

Translation of Foreign Currencies. Financial statements of the Company’s subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of earnings in interest expense and other and were immaterial for the fiscal years ended June 30, 2008, 2007 and 2006.

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

Earnings per Common Share. Basic earnings per Common Share (“Basic EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted earnings per Common Share (“Diluted EPS”) is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of vested and unvested stock options, restricted shares and restricted share units computed using the treasury stock method.

Recent Financial Accounting Standards. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all of the Company’s financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this statement in fiscal 2008 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. Refer to Note 11 for additional information regarding the Company’s adoption of FIN No. 48 in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157.” This Staff position delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has evaluated the portions of the Statement that are effective for fiscal 2009 and does not expect the adoption of the Statement to have a material impact on the Company’s financial position or results of operations. The Company is in the process of determining the impact of adopting the remaining portions of the Statement, which will be effective in fiscal 2010.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115.” This Statement creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, on an instrument-by-instrument basis. If the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These Statements provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact of adopting these Statements; however, these Statements are expected to have a significant impact on the Company’s accounting and disclosure practices for business combinations once adopted.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement reorganizes the GAAP hierarchy. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

2.	ACQUISITIONS

Fiscal 2008. On May 12, 2008, the Company completed the acquisition of assets of privately held Enturia Inc. (“Enturia”), a Leawood, Kansas-based manufacturer of products and services directed at the infection prevention markets. The purchase price of the acquisition, which was paid in cash, was approximately $490.0 million, including the assumption of approximately $14.2 million of liabilities, which includes $5.1 million of debt.

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of approximately $327.8 million and identifiable intangible assets of $129.4 million. The Company identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The valuation is not yet finalized and is subject to adjustments as the Company completes the valuation analysis. The detail by category is as follows.

Category	Amount (in millions)	Average Life (Years)
Trade names and trademarks	$19.1	10
Developed technology	25.3	10
Customer relationships	85.0	10

Total intangible assets acquired	$129.4

During fiscal 2008, the Company recorded a charge of $17.7 million related to the write-off of estimated IPR&D costs associated with the Enturia acquisition. The portion of the purchase price allocated to IPR&D in fiscal 2008 represented the Company’s preliminary estimate of the fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to special items expense at the acquisition date in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value assigned to IPR&D is subject to adjustment as the Company completes the valuation analysis.

In addition, during fiscal 2008 the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $35.3 million with potential maximum contingent payments of $85.0 million. Assumed liabilities of these acquired businesses was approximately $5.6 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2007, consolidated results of operations would not have differed materially from reported results.

Fiscal 2007. On June 21 and 27, 2007, the Company completed the initial and subsequent tender offers for the outstanding common stock of Viasys, a Conshohocken, Pennsylvania-based provider of products and services directed at the critical care ventilation, respiratory diagnostics and clinical services and other medical and surgical products markets. Through the tender offers, a total of approximately 29.3 million shares of Viasys common stock were validly tendered for $42.75 per share, which represented approximately 88% of all outstanding shares of Viasys. On June 28, 2007, the Company acquired from Viasys a number of additional shares so that it would hold more than 90% of the outstanding shares on a fully diluted basis. The same day, Viasys merged with a subsidiary of the Company to complete the transaction.

The cash transaction was valued at approximately $1.5 billion, including the assumption of approximately $217.8 million of liabilities, which included $54.2 million of debt. Viasys employees with outstanding stock options elected to either receive a cash payment or convert their options into options to purchase the Company’s Common Shares. Certain Viasys employees elected to convert their options, which resulted in those employees receiving the right to purchase a total of approximately 0.1 million Common Shares of the Company.

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of approximately $1.0 billion and identifiable intangible assets of $442.0 million as reported at June 30, 2007. The final valuation, completed in fiscal 2008, resulted in an $81.5 million reclassification from goodwill to identifiable intangible assets. The Company identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The detail by category is as follows:

Category	Amount (in millions)	Average Life (Years)
Trade names and trademarks	$171.6	Indefinite
Developed technology	65.1	10
Customer relationships	286.8	15

Total intangible assets acquired	$523.5

During fiscal 2007, the Company recorded a charge of $83.9 million related to the write-off of estimated IPR&D costs associated with the Viasys acquisition. This charge was based on the Company’s preliminary estimate of the fair value of IPR&D. During fiscal 2008, the Company completed the valuation of IPR&D and recorded a $25.0 million adjustment to reduce the total write-off of IPR&D associated with the Viasys acquisition to $58.9 million. The portion of the purchase price allocated to IPR&D represents the estimated fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were charged to special items expense in accordance with FIN No. 4.

In addition, during fiscal 2007 the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was approximately $173.8 million with potential maximum contingent payments of $52.3 million. Assumed liabilities of these acquired businesses were approximately $22.4 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2006, consolidated results of operations would not have differed materially from reported results.

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

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of Enturia, the Company accrued, as part of its acquisition adjustments, a liability of $20.1 million related to closing of certain facilities and $3.8 million related to employee termination costs. No payments were made during fiscal 2008 for these items.

In connection with restructuring and integration plans related to its acquisition of Viasys, the Company accrued, as part of its acquisition adjustments, a liability of $17.4 million for legal and recall charges, $11.3 million related to employee termination and relocation costs, $10.9 million related to closing of certain facilities and $2.0 million for other restructuring charges. As of June 30, 2008, the Company had paid $3.0 million of legal and recall related costs, $6.5 million of employee-related costs and $8.3 million associated with the facility closures.

3.	SPECIAL ITEMS AND IMPAIRMENTS, (GAIN)/LOSS ON SALE OF ASSETS AND OTHER

Special Items Policy

The Company classifies restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recognized as special items as incurred.

The Company recognizes income from the favorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters as special items on the consolidated financial statements when the associated cash or assets are received. Generally, expenses due to the unfavorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters (“litigation settlement losses”) are charged to the segment to which the matter relates and, as a result, are classified as SG&A expenses on the Company’s consolidated financial statements. In certain circumstances, significant litigation settlement losses are classified in special items on the consolidated statement of earnings. Factors considered in determining whether a particular litigation settlement loss should be classified in special items include the size of the settlement, the nature of the matter (i.e., significant matters that are infrequent, non-recurring or unusual in nature are classified as special items), the age of the matter and the pervasiveness of the matter to the entire organization. The Company also classifies legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and related Audit Committee internal review and related matters as special items. For information regarding these investigations, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended (the “2007 Form 10-K”).

Special Items

The following is a summary of the special items for fiscal years ended June 30, 2008, 2007, and 2006:

	For the Fiscal Year Ended June 30,
(in millions, except for diluted EPS amounts)	2008	2007	2006
Restructuring charges	$65.7	$40.1	$47.6
Acquisition integration charges	44.9	101.5	25.4
Litigation, net	15.5	626.0	(19.0)
Other	4.0	4.4	26.5

Total special items	$130.1	$772.0	$80.5
Tax effect of special items (1)	(43.8)	(243.1)	(22.6)

Net earnings effect of special items	$86.3	$528.9	$57.9

Net decrease in Diluted EPS	$0.24	$1.31	$0.14

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred.

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

The first phase of the program, announced in December 2004, focused on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focused on longer-term integration activities that enhance service to customers through improved integration across the Company’s segments and continued streamlining of internal operations. The third phase of the program, announced in April 2007, focused on moving the headquarters of the Company’s Healthcare Supply Chain Services—Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

During fiscal 2009, the Company is undertaking a major restructuring of its segment operating structure. Effective July 1, 2008, the Company consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment.

In addition to the restructuring programs discussed above, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. The restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table segregates the Company’s restructuring charges into the various reportable segments affected by the restructuring projects for the fiscal years ended June 30, 2008, 2007 and 2006:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007 (3)	2006
Healthcare Supply Chain Services—Pharmaceutical
Employee-related costs (1)	$7.5	$0.9	$1.4
Facility exit and other costs (2)	2.4	0.4	1.9
Asset impairments	1.2	—	0.1

Total Healthcare Supply Chain Services—Pharmaceutical	$11.1	$1.3	$3.4
Healthcare Supply Chain Services—Medical
Employee-related costs (1) (3)	1.9	1.3	0.9
Facility exit and other costs (2) (3)	3.0	1.2	0.7

Total Healthcare Supply Chain Services—Medical	$4.9	$2.5	$1.6
Clinical Technologies and Services
Employee-related costs (1)	0.1	1.7	—
Facility exit and other costs (2)	0.2	3.5	—

Total Clinical Technologies and Services	$0.3	$5.2	$—
Medical Products and Technologies
Employee-related costs (1)	11.3	0.6	0.5
Facility exit and other costs (2)	0.4	3.7	7.4
Asset impairments	—	—	1.2

Total Medical Products and Technologies	$11.7	$4.3	$9.1
Other
Employee-related costs (1) (3)	19.2	15.8	11.3
Facility exit and other costs (2) (3)	18.1	9.1	22.2
Asset impairments	0.4	1.9	—

Total Other	$37.7	$26.8	$33.5

Total restructuring charges	$65.7	$40.1	$47.6

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or over the required service period. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.
(3)	Certain costs previously classified within Healthcare Supply Chain Services-Medical have been reclassified to Other.

The costs incurred within the Healthcare Supply Chain Services—Pharmaceutical segment for fiscal 2008 primarily related to the closure of a logistics center, headcount reductions within existing operations and the realignment of business operations. The costs incurred for fiscal 2007 primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors. The costs incurred for fiscal 2006 primarily related to the closure of distribution centers and consolidation into existing locations, the closure of multiple Company-owned pharmacies within Medicine Shoppe and the closure of facilities that were acquired as part of the Syncor International Corporation (“Syncor”) acquisition.

The costs incurred within the Healthcare Supply Chain Services—Medical segment for fiscal 2008 primarily related to the outsourcing of certain logistics functions in order to align the segment to a common platform, the closure of a distribution center and headcount reductions within existing operations. The costs incurred for fiscal 2007 primarily related to the reorganization of business units within the segment to evolve customer offerings and further differentiate the business from competitors and the consolidation of distribution sites. The costs incurred for fiscal 2006 primarily related to the consolidation of facilities within the distribution business.

The costs incurred within the Clinical Technologies and Services segment for fiscal 2008 and 2007 primarily related to facility closures.

The costs incurred within the Medical Products and Technologies segment for fiscal 2008 primarily related to headcount reductions. Costs incurred for fiscal 2007 and 2006 primarily related to projects aimed at improvements in manufacturing cost and efficiency through consolidation of facilities and outsourcing of production from higher cost platforms to lower cost platforms.

The costs incurred related to projects that impacted multiple segments for fiscal 2008 primarily related to the relocation of the headquarters of the Company’s Healthcare Supply Chain Service-Medical segment and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Also included within facility exit and other costs for fiscal 2008 was $5.8 million of accelerated depreciation for the restructuring of the human resources administrative function that related to prior periods. The costs incurred related to projects that impacted multiple segments for fiscal 2007 and 2006, primarily related to design and implementation of the Company’s restructuring plans for certain administrative functions, restructuring the Company’s delivery of information technology infrastructure services and outsourcing of certain human resources functions.

The following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions as of July 31, 2008 and the actual headcount reductions as of June 30, 2008:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	As of June 30, 2008
Healthcare Supply Chain Services—Pharmaceutical	2009	25	9
Healthcare Supply Chain Services—Medical	2009	97	6
Medical Products and Technologies	2011	494	89
Other (2)	2009	1,075	424

Total expected headcount reductions		1,691	528

(1)	Represents projects that have been initiated as of July 31, 2008.

(2)	Other headcount reduction includes, among other restructuring projects, employees displaced as a result of the relocation of the Healthcare Supply Chain—Medical headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal 2008 were primarily a result of the acquisitions of Viasys and Enturia. The costs incurred during fiscal 2007 and 2006 were primarily a result of the acquisition of the wholesale pharmaceutical, health and beauty related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”), ALARIS Medical Systems, Inc. (“Alaris”), ParMed Pharmaceutical, Inc. (“ParMed”) and Syncor. During the fiscal years noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the fiscal years ended June 30, 2008, 2007 and 2006:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007	2006
Acquisition integration charges:
Employee-related costs	$3.8	$1.9	$9.1
Asset impairments and other exit costs	0.2	1.5	1.5
IPR&D costs	18.0	84.5	—
Other integration costs	22.9	13.6	14.8

Total acquisition integration charges	$44.9	$101.5	$25.4

Employee-Related Costs. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of the acquisitions. The fiscal 2008 costs primarily related to the acquisition of Care Fusion Incorporated (“Care Fusion”) and Viasys. The Fiscal 2007 costs primarily related to the acquisition of Dohmen. The fiscal 2006 charges primarily related to the Alaris acquisition.

Asset Impairments and Other Exit Costs. The fiscal 2008 costs primarily related to the Viasys acquisition. The fiscal 2007 and 2006 costs primarily related to facility integration for the Alaris acquisition.

IPR&D Costs. During fiscal 2008, the Company recorded charges of $17.7 million and $25.3 million related to the write-off of IPR&D costs associated with Enturia and another minor acquisition, respectively. These charges were partially offset by a $25.0 million adjustment to reduce the total write-off of IPR&D associated with the Viasys acquisition to $58.9 million. See Note 2 for further information. During fiscal 2007, the Company recorded charges of $83.9 million and $0.6 million related to the write-off of IPR&D costs associated with Viasys and Care Fusion, respectively.

Other Integration Costs. Other integration costs generally relate to expenses incurred to integrate the acquired company’s operations and systems into the Company’s existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting, finance, tax, treasury, internal audit, risk management, compliance, administrative services, sales and marketing and other. The costs for fiscal 2008 primarily related to the acquisitions of Viasys, Dohmen and Alaris. The costs for fiscal 2007 primarily related to the acquisitions of Dohmen, ParMed and Alaris. The costs for fiscal 2006 primarily related to the acquisition of Alaris.

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during fiscal 2008, 2007 and 2006:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007	2006
Litigation charges/(income):
Derivative actions	$(58.0)	$—	$—
Pharmaceutical manufacturer antitrust litigation	(0.2)	(28.5)	(25.5)
DEA matter	34.0	—	—
Syncor ERISA litigation	5.4	—	—
Syncor federal securities litigation	2.7	—	—
DuPont litigation	6.0	11.5	—
Cardinal Health federal securities litigation	—	600.0	—
Cardinal Health ERISA litigation	—	40.0	—
New York Attorney General investigation	—	3.0	8.0
Other	25.6	—	(1.5)

Total litigation, net	$15.5	$626.0	$(19.0)

Derivative Litigation. The Company recognized income of $58.0 million during fiscal 2008 related to settlement of the Derivative Actions discussed in Note 12. This amount is comprised of the $70.0 million received by the Company from directors and officers’ insurance policies less $12.0 million paid for plaintiffs’ attorneys’ fees and costs. For further information regarding this matter, see Note 12.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million, $28.5 million and $25.5 million in fiscal 2008, 2007 and 2006, respectively, resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through June 30, 2008 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

DEA Matter. During fiscal 2008, the Company recorded a reserve of $34.0 million related to the DEA matter. For further information regarding this matter, see Note 12.

Syncor ERISA Litigation. During fiscal 2008, the Company recorded a reserve of $5.4 million related to the Syncor ERISA litigation. For further information regarding this matter, see Note 12.

Syncor Federal Securities Litigation. During fiscal 2008, the Company recorded a reserve of $2.7 million in fiscal 2008 related to the Syncor federal securities litigation. For further information regarding this matter, see Note 12.

DuPont Actions. During fiscal 2008, the Company incurred charges of $6.0 million related to the settlement of previously-reported litigation with E.I. Du Pont De Nemours and Company (“DuPont”). The Company also recognized charges of $11.5 million during fiscal 2007 related to the settlement of this same litigation. In October 2006, the Company entered into a settlement agreement with DuPont that required the Company, in part, to make an initial payment to DuPont of $11.5 million and a possible additional payment in the future that could be offset by additional purchases. The $6.0 million referenced above relates to the additional payment called for by the settlement agreement. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Cardinal Health Federal Securities Litigation. During fiscal 2007, the Company recorded a reserve and made a payment of $600.0 million related to the previously-reported Cardinal Health federal securities litigation. For further information regarding this matter, see the 2007 Form 10-K.

Cardinal Health ERISA Litigation. During fiscal 2007, the Company incurred charges and made a payment of $40.0 million related to the previously-reported Cardinal Health ERISA litigation. For further information regarding this matter, see the 2007 Form 10-K.

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

Other Litigation. The Company recorded reserves totaling $25.6 million during fiscal 2008 with respect to the settlement of certain pending disputes and litigation matters in the Company’s Healthcare Supply Chain Services-Pharmaceutical and Healthcare Supply Chain Services-Medical segments. During fiscal 2006, the Company recorded settlement recoveries of $1.5 million related to certain immaterial litigation matters.

Other

During fiscal 2008, 2007 and 2006, the Company incurred costs recorded within other special items totaling $4.0 million, $4.4 million and $26.5 million, respectively. These costs primarily relate to estimated settlement costs, legal fees and document preservation and production costs incurred in connection with the SEC investigation and the related Audit Committee internal review and related matters. Included within these costs were additional reserves of $10.0 million recognized in fiscal 2006 for a settlement with the SEC to resolve its investigation with respect to the Company. In fiscal 2007, the Company made payment of $35.0 million resulting from final settlement of this matter with the SEC. For further information regarding this matter, see the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s special items for the fiscal years ended June 30, 2008, 2007 and 2006:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007	2006
Balance at beginning of year	$31.8	$76.8	$79.2
Additions (1)	188.3	800.5	107.5
Payments	(122.3)	(845.5)	(109.9)

Balance at end of year	$97.8	$31.8	$76.8

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP. These amounts do not include gross litigation settlement income recorded during fiscal 2008, 2007 and 2006 of $58.2 million, $28.5 million and $27.0 million, respectively, which were recorded as special items.

Future Spend

Certain acquisition and restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $133.3 million (approximately $84.4 million, net of tax). These estimated costs are primarily associated with the integration of Viasys within the Medical Products and Technologies segment and the consolidation of the Company’s business units into two reportable segments.

Impairments, (Gain)/Loss on Sale of Assets and Other, net

The Company classifies certain asset impairments related to restructurings in special items. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within impairments, (gain)/loss on sale of assets and other, net within the consolidated statements of earnings. During fiscal 2008, 2007 and 2006, the Company incurred impairments, (gain)/loss on sale of assets and other, net of $(32.0) million, $17.3 million and $5.8 million, respectively. These charges are included within Corporate segment results. See Note 17 for further information regarding items that are included within Corporate.

During fiscal 2008, the Company recognized a $23.3 million gain from the divestiture of an investment within the Healthcare Supply Chain Services— Pharmaceutical segment. Also included in impairments, (gains)/loss on sale of assets and other, net was a $15.9 million gain related to the sale of a particular line of business within the Medical Products and Technologies segment.

During fiscal 2007, the Company determined a certain investment was impaired and recognized a $12.3 million charge (see Note 4 for additional information). During fiscal 2006, the only significant charge was approximately $6.2 million related to the loss on sale of a significant portion of the Company’s specialty distribution business (see Note 8 for additional information).

4.	INVESTMENTS

At June 30, 2008, the Company did not hold any short-term investments. The Company’s short-term investments at June 30, 2007 included $132.0 million in tax exempt auction rate securities. These short-term investments were classified as available-for-sale on the Company’s consolidated balance sheet. The Company’s investments in these securities were carried at cost, which approximated fair value.

At June 30, 2006, the Company held a $16.7 million cost investment in Global Healthcare Exchange, LLC (“GHX”). During fiscal 2007, the Company determined the investment was impaired and recognized a $12.3 million charge (see Note 3). At June 30, 2008 and 2007, the carrying amount of the investment was $4.4 million. The Company will continue to monitor GHX’s financial performance in order to assess for additional impairment.

5.	ACCOUNTS RECEIVABLE

Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services—Pharmaceutical and the Healthcare Supply Chain Services—Medical segments and are presented net of an allowance for doubtful accounts of $124.7 million and $118.8 million at June 30, 2008 and 2007, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write-off any amounts deemed uncollectible against the established allowance for doubtful accounts.

The Company provides financing to various customers. Such financing arrangements range from approximately 90 days to 10 years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $29.0 million and $35.5 million at June 30, 2008 and 2007, respectively, (current portions were $20.4 million and $15.6 million, respectively) and are included in other assets. During fiscal 2006, the Company sold certain notes to a bank. See Note 13 for additional information. Finance notes receivable are reported net of an allowance for doubtful accounts of $4.4 million and $4.3 million at June 30, 2008 and 2007, respectively.

The Company has formed special purpose entities with the sole purpose of buying receivables or sales-type leases from various legal entities of the Company and selling those receivables or sales-type leases to certain multi-seller conduits administered by banks or other third party investors. See Note 19 for additional disclosure regarding off-balance sheet arrangements.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. As part of an amendment to certain of the facility terms of the preferred debt securities in October 2006, the Company repaid $500.0 million of the principal balance. See Note 10 for additional information.

6.	LEASES

The Company’s sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows as of June 30, 2008 and 2007:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007
Future minimum lease payments receivable	$1,486.0	$1,330.9
Unguaranteed residual values	24.4	24.8
Unearned income	(203.3)	(174.4)
Allowance for uncollectible minimum lease payments receivable	(6.6)	(5.8)

Net investment in sales-type leases	$1,300.5	$1,175.5
Less: current portion	383.7	354.8

Net investment in sales-type leases, less current portion	$916.8	$820.7

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum lease payments	$478.9	$389.7	$312.6	$216.2	$85.6	$3.0	$1,486.0

7.	INVENTORIES

A substantial portion of inventories (approximately 70% and 73% at June 30, 2008 and 2007, respectively) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities within the Company’s Healthcare Supply Chain Services—Pharmaceutical segment (“core distribution facilities”) and are primarily merchandise inventories. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the core distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2008 and 2007, the Company did not record any LIFO reserve reductions.

If the Company had used the average cost method of inventory valuation for all inventory within the core distribution facilities, inventories would not have changed in fiscal 2008 or fiscal 2007. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $42.5 million and $55.8 million higher than the average cost value as of June 30, 2008 and 2007, respectively. The Company’s policy, however, is not to record inventories in excess of its current market value.

The remaining inventory is primarily stated at the lower of cost, using the FIFO method, or market.

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $94.5 million and $95.8 million at June 30, 2008 and 2007, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory.

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

During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business to an affiliate of The Blackstone Group. At the closing of the sale, the Company received approximately $3.2 billion in cash, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the purchase agreement. The Company recognized an after-tax book gain of approximately $1.1 billion during the fiscal year ended June 30, 2007 from this transaction. The Company incurred activity during the fiscal year ended June 30, 2008 as a result of changes in certain estimates made at the time of the sale, activity under transition service agreements and other adjustments. Also included within the year ended June 30, 2008, was an adjustment for a deferred tax item which should not have been included in the book basis of the PTS Business when it was sold in the fourth quarter of fiscal 2007. This adjustment resulted in a $12.3 million increase in the gain on sale of the PTS Business.

The results of the PTS Business included in discontinued operations for fiscal years ended June 30, 2008, 2007 and 2006 are summarized as follows:

	For the Fiscal Year Ended June 30,
(in millions)	2008	2007	2006
Revenue	$—	$1,344.8	$1,699.4
Operating income/(loss) before taxes	(2.0)	98.9	94.6
Income tax expense	(5.7)	(23.5)	(13.2)
Operating income/(loss) after tax	(7.7)	75.4	81.4
Gain/(loss) from sale, net of tax expense of $26.2 million, $16.3 million and $0 million for 2008, 2007 and 2006, respectively	(7.6)	1,072.4	—
Earnings/(loss) from discontinued operations	(15.3)	1,147.8	81.4
Comprehensive income/(loss) from discontinued operations	(15.3)	1,178.9	69.8

The net periodic benefit cost included in discontinued operations for the PTS Business was $22.9 million and $8.2 million for fiscal 2007 and 2006, respectively.

Interest expense allocated to discontinued operations for the PTS Business was $25.0 million and $25.1 million for fiscal 2007 and 2006, respectively. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business has been reclassified to the remaining four segments. Prior period information has been reclassified to conform to the new presentation.

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

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were $2.5 million and $34.2 million at June 30, 2008 and 2007, respectively.

Cash flows generated from the discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

Other

During the third quarter of fiscal 2008, the Company committed to plans to sell certain smaller, non-core businesses within its Medical Products and Technologies segment, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale on the Company’s consolidated balance sheet at June 30, 2008. The results of these businesses are reported within earnings from continuing operations on the Company’s consolidated statements of earnings.

At June 30, 2008, the major components of these businesses’ assets and liabilities held for sale were as follows:

(in millions)	2008
Current assets	$25.8
Property and equipment	12.8
Other assets	101.8

Total assets	$140.4

Current liabilities	$12.2
Long-term debt and other	0.7

Total liabilities	$12.9

During the third quarter of fiscal 2006, the Company committed to plans to sell the HMS Disposal Group and IPD, thereby meeting the held for sale criteria set forth in SFAS No. 144. The remaining portion of the healthcare marketing services business remains within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses were presented separately as held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the businesses’ net carrying value.

Impairment charges of $47.3 million and $237.4 million were recorded in fiscal 2007 and 2006, respectively, within discontinued operations for the HMS Disposal Group and IPD. In the first quarter of fiscal 2007, the Company completed the sale of IPD. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group.

During the fourth quarter of fiscal 2005, the Company decided to close Humacao as part of its global restructuring program and committed to sell the assets of the Humacao operations, thereby meeting the held for sale criteria set forth in SFAS No. 144. During the fourth quarter of fiscal 2005, the Company recognized an impairment charge to write the carrying value of the Humacao assets down to fair value, less costs to sell. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, thereby meeting the criteria for classification as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. An impairment charge of $5.2 million was recorded in fiscal 2007 as a result of recording the net assets held for sale to the net expected fair value less costs to sell. At the beginning of fiscal 2008, Humacao was reclassified to continuing operations.

The combined results of the HMS Disposal Group, IPD, and Humacao included in discontinued operations for the fiscal years ended June 30, 2007 and 2006 are summarized as follows:

	For the Fiscal Year Ended June 30,
(in millions)	2007	2006
Revenue	$167.1	$531.5
Impairments/loss on sale	(52.5)	(237.4)
Loss before income taxes	(75.8)	(280.6)
Income tax benefit	19.4	36.0
Loss from discontinued operations	(56.4)	(244.6)

Interest expense allocated to the HMS Disposal Group, IPD and Humacao discontinued operations was $1.4 million and $3.1 million for fiscal 2007 and 2006, respectively. No interest expense was allocated for IPD and the HMS Disposal Group for the quarters subsequent to the respective sales. Interest expense was allocated to discontinued operations based upon a ratio of the net assets of discontinued operations versus the overall net assets of the Company.

Cash flows generated from the discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142. The following table summarizes the changes in the carrying amount of goodwill, in total and by segment for the two years ended June 30, 2008:

(in millions)	Healthcare Supply Chain Services- Pharmaceutical	Healthcare Supply Chain Services- Medical	Clinical Technologies and Services	Medical Products and Technologies	Total
Balance at June 30, 2006	$1,248.6	$373.5	$1,710.7	$424.1	$3,756.9
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (1)(2)(3)	(25.3)	5.8	96.0	1,032.7	1,109.2
Transfer (4)	—	2.7	—	(2.7)	—

Balance at June 30, 2007	$1,223.3	$382.0	$1,806.7	$1,454.1	$4,866.1

Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (5)(6)(7)(8)	13.4	7.8	11.8	275.8	308.8
Goodwill related to the divestiture or closure of businesses and assets held for sale (9)	—	—	—	(43.2)	(43.2)

Balance at June 30, 2008	$1,236.7	$389.8	$1,818.5	$1,686.7	$5,131.7

(1)	The decrease within the Healthcare Supply Chain Services—Pharmaceuticals segment primarily related to Dohmen purchase accounting adjustments offset by the acquisition of SpecialtyScripts, LLC (“SpecialtyScripts”), which resulted in a preliminary goodwill allocation of $6.9 million. The SpecialtyScripts acquisition also included a potential maximum future contingent payment of $41.0 million.
(2)	The increase within the Clinical Technologies and Services segment primarily related to the acquisition of MedMined, Inc. (“MedMined”) and Care Fusion, which resulted in a preliminary goodwill allocation of $66.1 million and $44.2 million, respectively. The MedMined acquisition also included a potential maximum future contingent payment of $10.5 million.
(3)	The increase within the Medical Products and Technologies segment primarily related to the acquisition of Viasys resulting in a preliminary goodwill allocation of $1.0 billion, which was offset by Denver Biomedical, Inc. purchase accounting adjustments of $16.7 million.
(4)	At the end of fiscal 2006, the Company divided the businesses previously reported within the Medical Products and Services segment into the Healthcare Supply Chain Services—Medical and Medical Products and Technologies segments to better align business operations. The transfer is an adjustment to the goodwill initially allocated between these new segments.
(5)	The increase within the Healthcare Supply Chain Services—Pharmaceutical segment primarily related to adjustments to minor acquisitions of $15.0 million, deferred tax adjustments and foreign currency translation adjustments.
(6)	The increase within the Healthcare Supply Chain Services—Medical segment primarily related to a minor acquisition which resulted in a preliminary goodwill allocation of $5.5 million. The remaining amounts represent foreign currency translation adjustments.
(7)	The increase within the Clinical Technologies and Services segment primarily related to adjustments to minor acquisitions of $19.6 million, partially offset by a deferred tax adjustment related to the Alaris acquisition of $5.7 million.
(8)	The increase within the Medical Products and Technologies segment primarily related to the acquisition of Enturia which resulted in a preliminary goodwill allocation of $327.8 million and an adjustment to in-process research and development related to the Viasys acquisition of $25.0 million which was partially offset by a reclassification from goodwill to identified intangible assets for the final Viasys acquisition valuation of $81.5 million.

(9)	The amount within the Medical Products and Technologies segment related to the reclassification of certain smaller, non-core businesses within the segment to held for sale of $37.4 million and the divestiture of a particular line of business of $5.8 million.

The allocations of the purchase prices related to the Enturia and other acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analysis. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible assets with definite lives are amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class for the two years ended June 30, 2008 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2007
Unamortized intangibles:
Trademarks and patents	$196.7	$0.4	$196.3

Total unamortized intangibles	$196.7	$0.4	$196.3
Amortized intangibles:
Trademarks and patents	$438.4	$57.4	$381.0
Non-compete agreements	10.0	3.4	6.6
Customer relationships	434.2	91.7	342.5
Other	127.0	58.6	68.4

Total amortized intangibles	$1,009.6	$211.1	$798.5

Total intangibles	$1,206.3	$211.5	$994.8

June 30, 2008
Unamortized intangibles:
Trademarks and patents	$372.2	$0.4	$371.8

Total unamortized intangibles	$372.2	$0.4	$371.8
Amortized intangibles:
Trademarks and patents	$262.5	$83.7	$178.8
Non-compete agreements	6.7	3.7	3.0
Customer relationships	604.3	142.7	461.6
Other	144.5	65.5	79.0

Total amortized intangibles	$1,018.0	$295.6	$722.4

Total intangibles	$1,390.2	$296.0	$1,094.2

There were no significant acquisitions of other intangible assets during the period presented. Certain increases within intangible asset classes above are the result of an $81.5 million reclassification from goodwill related to the final Viasys acquisition valuation. Certain decreases within intangible asset classes above are the result of $63.4 million of net intangibles related to certain smaller, non-core offerings within the Medical Products and Technologies segment reclassified as assets held for sale during fiscal 2008. Amortization expense for the fiscal 2008, 2007 and 2006 was approximately $85.1 million, $60.9 million and $53.0 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2009	2010	2011	2012	2013
Amortization expense	$85.1	$82.3	$81.2	$76.7	$55.4

10.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following as of June 30, 2008 and 2007:

(in millions)	2008	2007
4.00% Notes due 2015	$475.5	$443.2
5.50% Notes due 2013	300.0	—
5.65% Notes due 2012	311.9	299.3
5.80% Notes due 2016	507.2	492.1
5.85% Notes due 2017	500.0	500.0
6.00% Notes due 2017	320.0	296.7
6.25% Notes due 2008	150.0	150.0
6.75% Notes due 2011	491.6	488.8
7.25% Senior subordinated notes due 2011	—	11.2
7.80% Debentures due 2016	75.7	75.7
7.00% Debentures due 2026	192.0	192.0
Preferred debt securities	150.0	150.0
Floating Rate Notes due 2009	350.0	350.0
Other obligations; interest averaging 4.35% in 2008 and 4.63% in 2007, due in varying installments through 2015	22.5	24.3

Total	$3,846.4	$3,473.3
Less: current portion and other short-term borrowings	159.0	16.0

Long-term obligations, less current portion and other short-term borrowings	$3,687.4	$3,457.3

The 4.00%, 5.50% 5.65%, 5.80%, 5.85%, 6.00%, 6.25% and 6.75% Notes and the Floating Rate Notes due 2009 represent unsecured obligations of the Company. The 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary of the Company), which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes of the Company are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables of $8.3 billion.

In October 2006, the Company sold $350.0 million aggregate principal amount of floating rate notes due 2009 (the “2009 Notes”) and $500.0 million aggregate principal amount of fixed rate notes due 2016 (the “2016 Notes”) in a private offering. The 2009 Notes mature on October 2, 2009 and interest on these notes accrues at a floating rate equal to the three-month LIBOR plus 0.27% payable quarterly. The 2016 Notes mature on October 15, 2016 and interest on the 2016 Notes accrues at 5.80% per year payable semi-annually. The Company also agreed for the benefit of the holders to register the 2009 and 2016 Notes under the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registered exchange offer so that the 2009 and 2016 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2009 and 2016 Notes increased by 25 basis points as of June 1, 2007 and by an additional 25 basis points as of August 30, 2007. Effective March 14, 2008, the Company completed the exchange offer and such additional interest on the 2009 and 2016 Notes is no longer payable. The Company used the proceeds from the sale of the 2009 and 2016 Notes to repay $500.0 million of the Company’s preferred debt securities, $127.4 million of 7.30% Notes due 2006, $53.1 million outstanding under a short-term credit facility of a subsidiary guaranteed by the Company and for general corporate purposes.

In a second private offering that occurred in June 2007, the Company sold $300.0 million aggregate principal amount of fixed rate notes due 2012 (the “2012 Notes”) and $300.0 million aggregate principal amount of fixed rate notes due 2017 (the “2017 Notes”). The 2012 Notes mature on June 15, 2012 and the 2017 Notes mature on June 15, 2017. Interest on the 2012 and 2017 Notes accrues at 5.65% and 6.00%, respectively, per year payable semi-annually. If the Company experiences specific types of change of control and the notes are rated below investment grade by S&P, Moody’s, and Fitch, the Company will be required to offer to purchase the 2012 and 2017 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company also agreed for the benefit of the holders to register the 2012 and 2017 Notes under the Securities Act pursuant to a registered exchange offer so that the 2012 and 2017 Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rates on the 2012 and 2017 Notes increased by 25 basis points as of February 4, 2008. Effective March 14, 2008, the Company completed the exchange offer and such additional interest on the 2012 Notes and 2017 Notes is no longer payable. The Company used the net proceeds from the sale of the 2012 and 2017 Notes to fund a portion of the purchase price of the Viasys acquisition and for other general corporate purposes.

In June 2008, the Company sold $300 million aggregate principal amount of fixed rate notes due 2013 (“the 2013 Notes”) in a registered offering. The 2013 Notes mature on June 15, 2013. Interest on the 2013 Notes accrues at 5.50% per year payable semi-annually. If the Company experiences specific types of change of control and the notes are rated below investment grade by S&P, Moody’s, and Fitch, the Company will be required to offer to purchase the 2013 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company used a portion of the proceeds to date to repay $150 million of 6.25% Notes due 2008 on July 15, 2008. The Company expects to use the remaining proceeds for general corporate purposes, which may include refinancing the outstanding preferred debt securities discussed below.

As part of the Company’s acquisition of Alaris in fiscal 2004, the Company assumed $195.3 million of 7.25% senior subordinated notes due 2011. During fiscal 2005, the Company paid off $183.6 million of the senior subordinated notes. On July 2, 2007, the Company exercised the option to call the senior subordinated notes resulting in the repayment of the remaining balance of $11.2 million.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity, which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company (the “Accounts Receivable and Financing Entity”). The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance with a portion of the proceeds of the October 2006 sale of notes discussed above and a minimum net worth covenant was added whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. The amendment eliminated a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. After the repayment, the Company had $150 million of preferred debt securities outstanding. These preferred debt securities are classified as “long-term obligations, less current portion and other short-term obligations” in the Company’s consolidated balance sheet. As a result of the opening of the initial exchange period of the preferred debt securities, the Company may refinance the outstanding preferred debt securities during fiscal 2009. At June 30, 2008 and 2007, the Accounts Receivable and Financing Entity owned approximately $607.7 million and $594.7 million, respectively, of receivables that are included in the Company’s consolidated balance sheet. The effective interest rate as of June 30, 2008 and 2007 was 3.48% and 5.94%, respectively. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.

In addition to cash, at June 30, 2008 and 2007, the Company’s sources of liquidity included a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility. The Company initiated a $1.0 billion commercial paper program in August 2006, which replaced its former $1.5 billion commercial paper program. The Company increased the commercial paper program to $1.5 billion on February 28, 2007. The Company had no outstanding borrowings from the commercial paper program at June 30, 2008 or 2007.

In January 2007, the Company amended certain terms of the $1.5 billion revolving credit facility. As part of the amendment, the amount of the facility was increased from $1.0 billion to $1.5 billion and the term was extended to January 24, 2012. At expiration, this facility can be extended upon mutual consent of the Company and the lending institutions. This revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2008 and 2007, except for $72.2 million and $79.2 million, respectively, of standby letters of credit issued on behalf of the Company.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $68.9 million and $131.1 million at June 30, 2008 and 2007, respectively. At June 30, 2008 and 2007, $20.2 million and $29.0 million, respectively, were outstanding under uncommitted facilities. The June 30, 2008 and 2007 outstanding balance under uncommitted facilities included $5.4 million and $4.1 million, which was classified in other obligations at June 30, 2008 and 2007, respectively. The remaining $17.1 million and $20.2 million balance of other obligations at June 30, 2008, and 2007, respectively, consisted primarily of additional notes, loans and capital leases. In April 2008, the Company entered into a $300.0 million short-term loan facility, which was terminated in May 2008. Additionally, in March 2007, the Company entered into a $500.0 million unsecured committed short term loan facility, which was terminated in April 2007. The Company terminated an unutilized $150 million extendible commercial note program in February 2007.

Maturities of long-term obligations for the next five fiscal years an thereafter are as follows:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Maturities of long-term obligations	$159.0	$354.1	$494.5	$314.2	$302.0	$2,222.6	$3,846.4

11.	INCOME TAXES

Earnings before income taxes and discontinued operations are as follows for fiscal years ended June 30, 2008, 2007 and 2006 (in millions):

	Fiscal Year Ended June 30,
	2008	2007	2006
U.S. Operations	$1,236.9	$625.3	$1,237.4
Non-U.S. Operations	712.9	627.0	503.0

	$1,949.8	$1,252.3	$1,740.4

The provision/(benefit) for income taxes from continuing operations consists of the following for the fiscal years ended June 30, 2008, 2007 and 2006:

	Fiscal Year Ended June 30,
	2008	2007	2006
Current:
Federal	$455.5	$326.5	$499.0
State and local	100.2	25.6	53.1
Non-U.S.	51.3	48.8	30.3

Total	$607.0	$400.9	$582.4
Deferred:
Federal	$(27.0)	$17.4	$9.8
State and local	56.8	1.5	(4.0)
Non-U.S.	(2.9)	(7.2)	(11.5)

Total	$26.9	$11.7	$(5.7)
Un-remitted earnings repatriated due to AJCA	—	—	0.4

Total provision	$633.9	$412.6	$577.1

A reconciliation of the provision /(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate from continuing operations is as follows for fiscal years ended June 30, 2008, 2007 and 2006:

	Fiscal Year Ended June 30,
	2008	2007	2006
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit (2)	2.8	1.3	1.7
Foreign tax rate differential	(7.9)	(11.4)	(7.4)
Nondeductible/nontaxable Items	1.8	1.3	1.8
Acquired IPR&D	(0.5)	2.6	—
Deferred state tax rate Adjustment (1)	1.9	—	—
Capital gain from cash repatriation	2.4	—	—
Capital loss carryforward valuation allowance release	(2.4)	—	—
Other (2)	(0.6)	4.1	2.1

Effective income tax rate	32.5%	32.9%	33.2%

(1)	During the fourth quarter of fiscal 2008, the Company recognized $37.3 million of additional tax expense related to an increase in the estimated state income tax rate on deferred tax items.
(2)	During the fourth quarter of fiscal 2008, the Company recognized $30.4 million of previously unrecognized tax benefits for items pertaining to fiscal 2002 and 2001 for which the statute of limitations had lapsed. Approximately $1.8 million is included in “State and local income taxes, net of federal benefit” and approximately $28.6 million is included in “Other.”

As of June 30, 2008 the Company had $3.1 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

During fiscal 2008, the Company repatriated cash of $307.5 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14.4 million, nontaxable return of capital/currency gain of $161.3 million and taxable capital gain of $131.8 million. The taxable capital gain amount of $131.8 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14.1 million were recognized related to the taxable dividends resulting in a net tax benefit of $4.1 million.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2008 and 2007 are as follows (in millions):

	June 30, 2008	June 30, 2007
Deferred income tax assets:
Receivable basis difference	$40.8	$45.7
Accrued liabilities	214.2	134.7
Equity compensation	115.8	98.9
Loss and tax credit carryforwards	209.2	178.2
Deferred tax assets under FIN48	153.6	—
Other	100.8	117.2

Total deferred income tax assets	$834.4	$574.7
Valuation allowance for deferred income tax assets	(178.0)	(180.5)

Net deferred income tax assets	$656.4	$394.2

Deferred income tax liabilities:
Inventory basis differences	$(724.9)	$(785.9)
Property-related	(88.2)	(90.5)
Goodwill and other intangibles	(391.1)	(361.0)
Revenues on lease contracts	(508.1)	(444.9)
Other	(11.6)	(3.7)

Total deferred income tax liabilities	$(1,723.9)	$(1,686.0)

Net deferred income tax liabilities (1)	$(1,067.5)	$(1,291.8)

(1)	The decrease in the net deferred income tax liabilities is primarily attributable to the adoption of FIN 48, which created deferred income tax assets for federal benefits related to state taxes and interest and reclasses of deferred income tax liabilities to the FIN 48 liability totaling $229.9 million.

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2008 and 2007 (in millions):

	June 30, 2008	June 30, 2007
Current deferred tax asset (1)	$8.2	$5.1
Non current deferred tax asset (2)	11.2	8.0
Current deferred tax liability (3)	(506.6)	(650.0)
Non current deferred tax liability (4)	(580.3)	(654.9)

Net deferred tax liability	$(1,067.5)	$(1,291.8)

(1)	Included in “Prepaid expenses and other.”
(2)	Included in “Other assets.”
(3)	Included in “Other accrued liabilities.”
(4)	Included in “Deferred income taxes and other liabilities.”

At June 30, 2008, the Company had gross federal, state and international loss and credit carryforwards of $180.5 million, $943.1 million and $145.4 million, respectively, the tax effect of which is an aggregate deferred tax asset of $200.0 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $162.1 million of the valuation allowance at June 30, 2008 applies to certain federal, international, and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would be applied against income tax expense, with the following exception. Subsequent to the fiscal year ended June 30, 2008, the Company completed the acquisition of Borschow Hospital & Medical Supplies, Inc. If it is determined that some amount of valuation allowance can be released due to the acquisition, the release could be applied against goodwill. The maximum amount of potential release to goodwill associated with this transaction is estimated to be $39.7 million.

In the first quarter of fiscal 2008, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

The Company had $762.9 million and $596.6 million of unrecognized tax benefits at June 30, 2008 and July 1, 2007, respectively. Included in the June 30, 2008 and July 1, 2007 balances are $529.1 million and $386.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and to tax positions related to acquired companies in the amount of $18.8 million and $21.0 million at June 30, 2008 and July 1, 2007, respectively. Recognition of these tax benefits would not affect the Company’s effective tax rate. The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the unrecognized tax benefits from July 1, 2007 to June 30, 2008 is as follows:

(in millions)
Balance at July 1, 2007	$596.6
Additions for tax positions of the current year	83.3
Additions for tax positions of prior years	189.4
Reductions for tax positions of prior years	(75.6)
Settlements with tax authorities	(7.8)
Expiration of the statute of limitations	(23.0)

Balance at June 30, 2008	$762.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008 and July 1, 2007, the Company had $195.4 million and $148.9 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. For the year ended June 30, 2008, the Company recognized $46.5 million of interest and penalties in the consolidated statement of earnings.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPAs”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $178.9 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

Subsequent to the fiscal year ended June 30, 2008, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005, which included the NPAs discussed above and new NPAs related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

It is possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is approximately zero to $275.0 million, exclusive of penalties and interest, up to $125.0 million of which would not affect the Company’s effective tax rate because it relates to acquired entities.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The future minimum rental payments for operating leases (including those referenced in Note 19) having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2008 are:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum rental payments	$101.3	$84.5	$73.6	$60.7	$50.3	$95.3	$465.7

The amounts above within 2009 and thereafter include the Company’s obligation to purchase certain buildings and equipment at the end of the related lease term. See Note 19 for additional information related to these lease agreements.

Rental expense relating to operating leases (including those referenced in Note 19) was approximately $125.9 million, $117.1 million and $91.7 million in fiscal 2008, 2007 and 2006, respectively. Sublease rental income was not material for any period presented herein.

Legal Proceedings

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. The Company accrues for contingencies related to litigation in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires the Company to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

On October 8, 2007, a stipulation of settlement incorporating the terms of the settlement discussed above was filed with the Court, and the Court entered an order preliminarily approving the settlement. On December 17, 2007, the Court held a final approval hearing and entered an order approving the settlement, awarding the plaintiffs’ counsel $12.0 million in fees from the $70.0 million settlement amount, and dismissing the case. During the quarter ended December 31, 2007, the Company received $23.0 million in net proceeds from the settlement; these proceeds were recognized as income within special items in its consolidated statement of earnings for the quarter. During the quarter ended June 30, 2008, the Company received the remaining $35.0 million in net proceeds; these proceeds were recognized as income within special items in the consolidated statement of earnings for the quarter. The individual defendants in the Derivative Actions continue to deny the violations of law alleged in those actions, and the settlement acknowledged that the individual defendants entered into the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purports to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The Syncor federal securities litigation alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and

Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the District Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Court of Appeals entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. On January 17, 2008, the defendants filed an answer to the third amended consolidated complaint. The defendants entered into a memorandum of understanding effective on June 27, 2008 to settle the Syncor federal securities litigation for a payment of $15.5 million. The substantial majority of the settlement payment will be funded by insurance.

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employee Savings and Stock Ownership Plan. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation (the “Syncor ERISA litigation”). The consolidated complaint seeks unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed motions to dismiss the consolidated complaint. On August 24, 2004, the District Court granted in part and denied in part defendants’ motions to dismiss. The District Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets against Syncor was not dismissed, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee against defendants Monty Fu and Robert Funari was not dismissed. On January 10, 2006, Syncor and the other parties entered into a term sheet to settle the Syncor ERISA litigation for a cash payment of $4.0 million and payment of an additional amount not to exceed $4.0 million for litigation fees and expenses and reported the settlement to the District Court. Also on January 10, 2006, the District Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the District Court entered a final order dismissing this case and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On February 19, 2008, the Court of Appeals entered an order reversing the District Court’s dismissal of the plaintiffs’ claims and remanded the case to the District Court to hold a hearing to review the fairness of the settlement agreement. On June 25, 2008, the parties submitted the settlement agreement to the District Court for preliminary approval. On July 29, 2008, the District Court preliminarily approved the $4.0 settlement amount, but ordered the parties to revise the attorneys’ fees to not exceed 33 1/3% of the settlement amount. The Company recorded a reserve of $5.4 million for the fiscal year ended June 30, 2008 related to the Syncor ERISA litigation.

Settlement of the Syncor federal securities litigation is subject to completion of definitive documentation and certain conditions, including notice to the class of plaintiffs in the litigation and court approval. Settlement of the Syncor ERISA litigation is subject to completion of certain conditions, including notice to the class of plaintiffs in the litigation and final court approval. The defendants in these matters continue to deny the violations of law alleged in those actions, and any settlement reached would be solely to eliminate the uncertainties, burden and expense of further protracted litigation. At this time, there can be no assurance that all of the conditions for settlements will be met.

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

The Company has substantially completed its evaluation of its controls against diversion of controlled substances on a company-wide basis and has taken actions to further enhance these controls, including the following: establishing a new centralized supply chain security and anti-diversion function accountable to executive management, including the addition of new personnel; continuing implementation of technological enhancements to augment the Company’s controls against the diversion of controlled substances; enhancing employee training programs; and suspending the distribution of controlled substances to certain pharmacies based on the nature of activity in the pharmacies’ accounts. The Company has made substantial progress in the implementation of these enhancements and continues to make additional modifications and enhancements to the Company’s anti-diversion processes. The Company may supplement these plans as appropriate. To provide an opportunity to re-assess anti-diversion controls and make any necessary improvements, in February 2008, the Company voluntarily discontinued controlled substance shipments from the Stafford distribution center to retail independent pharmacy customers.

Settlement discussions have recently commenced with the DEA regarding resolution of this matter. On August 7, 2008, the Company and the DEA staff reached an oral agreement in principle to resolve the license suspensions. The oral agreement is subject to the completion of definitive documentation as well as approval by the DEA Administrator and the U.S Department of Justice. As a result of these developments, the Company recorded a reserve of $34.0 million for its quarter ended June 30, 2008 for this matter. The Company expects that the license suspensions will be lifted during the quarter ending December 31, 2008. There can be no assurance, however, that the Company’s efforts to resolve the DEA matter will be successful within the expected timeframe or will be successful at all, and the Company cannot predict the final terms of any settlement.

Other Matters

In addition to the matters described above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, without limitation, personal injury claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. The Company intends to vigorously defend itself against such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements.

From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general, the SEC and the U.S. Department of Justice relating to the business, accounting or disclosure practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner. The responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company, as well as to settlements.

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

13.	GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement (see Note 19). This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At June 30, 2008, the maximum amount the Company could be required to reimburse was $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.4 million recorded as of June 30, 2008 related to this agreement. The Company’s maximum amount to be reimbursed decreased significantly during fiscal 2007 due to the Company’s decision to repurchase certain buildings, equipment and land of approximately $51.2 million which were previously under operating lease agreements. Of this total amount repurchased, approximately $44.2 million related to the PTS Business, which was divested in the fourth quarter of fiscal 2007. During fiscal 2008, the Company did not repurchase any buildings, equipment or land under operating lease agreements.

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

In the ordinary course of business, the Healthcare Supply Chain Services—Pharmaceutical segment, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. In the event of default, in addition to repurchasing the loans, the Company must repay any premium that was received in advance of the bank’s collection of the loan. At June 30, 2008 and 2007, notes in the program subject to the guaranty of the Company totaled $33.4 million and $36.7 million, respectively. At June 30, 2008 and 2007, accruals for premiums received in advance of the bank’s collection of notes were $0.7 million and $0.8 million, respectively.

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

At June 30, 2008, the Company held three pay-fixed interest rate swaps to hedge the variability of cash flows relating to forecasted transactions. These contracts were classified as cash flow hedges and matured through 2008 and 2009. The Company adjusted these pay-fixed interest rate swaps to current market values through other comprehensive income, as the contracts were effective in offsetting the interest rate exposure of the forecasted transactions. During fiscal 2008, the Company held three additional pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. All of these contracts matured through 2013. These contracts were all terminated during fiscal 2008, resulting in cash receipts totalling $6.4 million. The ineffective portion of the contracts, totalling a gain of $0.1 million, was recorded in interest expense and other during fiscal 2008. The remaining $6.3 million of the receipts that relate to the portion of the contracts that was effective was recorded to other comprehensive income during fiscal 2008, and an adjustment will be recognized in interest expense and other in future periods in conjunction with the occurrence of the originally forecasted transactions.

At June 30, 2007, the Company held no pay-fixed interest rate swaps. During fiscal 2007, the Company held six pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. Four of these contracts matured through 2012 (“2012 Contracts”) and the other two contracts matured through 2016 (“2016 Contracts”). These contracts were all terminated during fiscal 2007, resulting in cash receipts totaling $3.4 million for the 2012 Contracts and cash payments totaling $3.4 million for the 2016 Contracts. The ineffective portion of the 2012 Contracts, totaling a gain of $0.1 million, was recorded in interest expense and other during fiscal 2007. The ineffective portion of the 2016 Contracts, totaling a loss of $0.1 million, was recorded in interest expense and other during fiscal 2007. The remaining amounts that relate to the portion of the contracts that was effective were recorded to other comprehensive income during fiscal 2007, and an adjustment is being recognized in interest expense and other in conjunction with the occurrence of the originally forecasted transactions.

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

The following table shows the notional amount hedged and fair value of the interest rate swaps outstanding at June 30, 2008 and 2007 included in other assets/liabilities. The net gains/(losses) for pay-fixed interest rate swaps recognized through interest expense and other during fiscal 2008, 2007 and 2006 were approximately $(3.0) million, $(0.3) million, and less than $0.1 million, respectively. The net gains/(losses) for pay-floating interest rate swaps recognized through interest expense and other during fiscal 2008, 2007 and 2006 were approximately $4.2 million, $(11.2) million, and $(6.4) million, respectively.

(in millions)	June 30, 2008	June 30, 2007
Pay-fixed interest rate swaps:
Notional amount	$498.0	$—
Assets	—	—
Liabilities	7.5	—
Pay-floating interest rate swaps:
Notional amount	$1,250.0	$1,250.0
Assets	39.2	—
Liabilities	24.5	68.7

The Company had net deferred gains/(losses) on previously settled pay-fixed interest rate swaps of $6.7 million and $0.9 million recorded in other comprehensive income at June 30, 2008 and 2007, respectively.

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

At June 30, 2008 and 2007, the Company held forward contracts expiring through June 2009 and June 2008, respectively, to hedge probable, but not firmly committed, revenue and expenses. These hedging contracts are classified as cash flow hedges and, accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the recorded amounts of the underlying transactions in the period in which these transactions are recognized. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, Thai baht, British pound, and Australian dollar.

The Company also held other forward contracts expiring through December 2013 at June 30, 2008 and 2007 to manage its foreign exchange exposure of foreign currency assets and liabilities subject to revaluation. These instruments do not meet the requirements for hedge accounting treatment and are adjusted to current market values through interest expense and other.

The following table represents the notional amount hedged and the value of the forward contracts outstanding at June 30, 2008 and 2007 included in other assets or liabilities:

(in millions)	June 30, 2008	June 30, 2007
Forward contracts—cash flow hedge:
Notional amount	$344.1	$300.2
Assets	3.6	1.8
Liabilities	8.8	5.3
Forward contracts—other (1):
Notional amount	$859.1	$817.6
Assets	47.7	—
Liabilities	0.3	18.3

(1)	“Forward contracts—other” refers to forward contracts used to manage the Company’s foreign exchange exposure of intercompany financing transactions and other balance sheet items subject to revaluation which do not meet the requirements for hedge accounting treatment. The amount of net losses related to these instruments recognized through interest expense and other during fiscal 2008, 2007 and 2006 were approximately $36.8 million, $19.5 million, and $9.7 million, respectively. The income/(loss) recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period.

At June 30, 2008 and 2007, the Company had net deferred losses related to forward contract cash flow hedges of $5.2 million and $3.5 million, respectively. These gains and losses were recorded in other comprehensive income. During fiscal 2008 and 2007, the Company recognized losses of approximately $14.4 million and $2.9 million, respectively, within net earnings related to these forward contracts. The Company did not recognize any material gains/(losses) related to contracts that were not effective or forecasted transactions that did not occur during fiscal 2008 and 2007.

The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes the risk of loss is remote and in any event would not be material.

Fair Value of Financial Instruments. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2008 and 2007 approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The estimated fair value of the Company’s long-term obligations and other short-term borrowings was $3,765.5 million and $3,475.5 million as compared to the carrying amounts of $3,846.4 million and $3,473.3 million at June 30, 2008 and 2007, respectively. The fair value of the Company’s long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30, 2008 and 2007. The fair values are based on quoted market prices for the same or similar instruments.

	2008		2007
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign currency forward contracts	$1,203.2	$42.2	$1,117.8	$(21.8)
Interest rate swaps	1,748.0	7.2	1,250.0	(68.7)

15.	SHAREHOLDERS’ EQUITY

At June 30, 2008 and 2007, the Company’s authorized capital shares consisted of the following: 750 million common shares, without par value (“Class A common shares”); 5 million Class B common shares, without par value (“Class B common shares”); and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Company’s Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2008 and 2007.

The Company repurchased approximately $6.4 billion of its Common Shares, in aggregate, through share repurchase programs during fiscal 2008, 2007, and 2006, as described below.

Fiscal 2008. On August 8, 2007, the Company announced a $2.0 billion share repurchase program. Pursuant to this program, the Company repurchased approximately 12.0 million Common Shares having an aggregate cost of approximately $750 million during fiscal 2008. Also during fiscal 2008, the Company repurchased an additional 4.8 million Common shares having an aggregate cost of approximately $342 million under a $4.5 billion combined share repurchase program first announced on July 11, 2006 and most recently amended on January 31, 2007. The average price paid per common share for all Common Shares repurchased during fiscal 2008 was $64.81.

Fiscal 2007. Pursuant to the $4.5 billion combined share repurchase program referenced above, the Company repurchased approximately 53.8 million Common Shares having an aggregate cost of approximately $3.8 billion during fiscal 2007. The average price paid per Common Share was $69.79.

Fiscal 2006. On June 27, 2005, the Company announced a $1.0 billion share repurchase program which was amended on April 26, 2006 increasing the program to $1.5 billion. Pursuant to this program, the Company repurchased approximately 22.0 million Common Shares having an aggregate cost of approximately $1.5 billion during fiscal 2006. The average price paid per Common Share was $68.39.

The Common Shares repurchased were held in treasury to be used for general corporate purposes. During fiscal 2008, the Company retired 128 million Common Shares in treasury. The retirement of these shares had no impact on total shareholders’ equity; however, it did impact certain of the individual components of shareholders’ equity as follows: $1.0 billion decrease in Common Shares, $7.5 billion decrease in retained earnings and $8.5 billion decrease in Common Shares in treasury.

16.	EARNINGS PER SHARE

Basic EPS is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of vested and unvested stock options, restricted shares, and restricted share units computed using the treasury stock method.

The following table reconciles the number of Common Shares used to compute basic and diluted earnings per Common Share for the three years ending June 30, 2008, 2007 and 2006:

(in millions)	2008	2007	2006
Weighted-average shares-basic	358.2	394.9	421.2
Effect of dilutive securities:
Employee stock options, restricted shares, and restricted share units	5.8	9.8	7.3

Weighted-average shares-diluted	364.0	404.7	428.5

The potentially dilutive securities that were antidilutive for fiscal 2008, 2007 and 2006 were 22.1 million, 5.4 million, and 13.8 million, respectively.

The total amount of Common Shares issued less the shares held in treasury is used to determine the Common Shares outstanding.

17.	SEGMENT INFORMATION

Current Segment Reporting Structure

The Company’s operations are principally managed on a products and services basis and are comprised of four reportable segments: Healthcare Supply Chain Services—Pharmaceutical; Healthcare Supply Chain Services—Medical; Clinical Technologies and Services; and Medical Products and Technologies.

The Healthcare Supply Chain Services—Pharmaceutical segment provides logistics services to the pharmaceutical industry, distributing products and providing services to retail, alternate care and hospital pharmacies. This segment also operates a pharmaceutical repackaging and distribution program for chain and independent drug store customers as well as alternate care customers. In addition, this segment operates centralized nuclear pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. Lastly, this segment operates specialty pharmacy facilities and franchises and operates apothecary-style retail pharmacies.

The Healthcare Supply Chain Services—Medical segment provides integrated supply chain and logistics solutions to healthcare customers in the United States and Canada. These solutions include sterile and non-sterile kitting and distribution of medical surgical products into hospitals, surgery centers, laboratories and physician offices.

The Clinical Technologies and Services segment develops, manufactures, leases and sells medical technologies products to hospitals and other healthcare providers, including intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment and dispensing systems that automate the distribution and management of medications in hospitals and other healthcare facilities. The segment also develops, manufactures, leases and sells dispensing systems for medical supplies and provides pharmacy services and clinical intelligence solutions.

The Medical Products and Technologies segment develops, manufactures and sources medical and surgical products and technologies for distribution to hospitals, physician offices, surgery centers and other healthcare providers.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements for the fiscal years ended June 30, 2008, 2007 and 2006:

	Segment Revenue
(in millions)	2008	2007	2006
Revenue:
Healthcare Supply Chain Services—Pharmaceutical (1)	$79,284.2	$76,572.8	$70,046.9
Healthcare Supply Chain Services—Medical (2)	8,083.5	7,513.9	7,198.6
Clinical Technologies and Services (3)	2,889.9	2,687.0	2,430.3
Medical Products and Technologies (4)	2,696.3	1,835.9	1,632.9

Total segment revenue	$92,953.9	$88,609.6	$81,308.7
Corporate (5)	(1,862.5)	(1,757.6)	(1,644.5)

Total consolidated revenue	$91,091.4	$86,852.0	$79,664.2

(1)	The Healthcare Supply Chain Services—Pharmaceutical segment’s revenue is primarily derived from the distribution of pharmaceutical and healthcare products for all fiscal years presented.
(2)	The Healthcare Supply Chain Services—Medical segment’s revenue is primarily derived from the distribution of medical, surgical, and laboratory products for all fiscal years presented.
(3)	The Clinical Technologies and Services segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

Product Category	2008	2007	2006
Pharmacy services and clinical intelligence solutions	33%	38%	42%
Intravenous medication safety and infusion therapy delivery systems	35%	33%	32%
Dispensing systems	32%	29%	26%

Total	100%	100%	100%

(4)	The Medical Products and Technologies segment’s revenue is primarily derived from the manufacturing of medical and surgical products for all fiscal years presented.
(5)	Corporate revenue primarily consists of the elimination of inter-segment revenue between the Medical Products and Technologies and Healthcare Supply Chain Services—Medical segments which includes $1,121.9 million, $1,045.0 million and $970.6 million, respectively, for the fiscal years ended June 30, 2008, 2007, and 2006.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items, impairments, (gain)/loss on sale of assets and other, net and costs associated with certain strategic investments that require the approval of executive management are not allocated to the segments. See Note 3 for further discussion of the Company’s special items and impairments, (gain)/loss on sale of assets and other, net. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the consolidated financial statements for the fiscal years ended June 30, 2008, 2007 and 2006:

	Segment Profit (3)
(in millions)	2008	2007	2006
Segment profit:
Healthcare Supply Chain Services—Pharmaceutical (1)(4)	$1,121.5	$1,299.8	$1,142.6
Healthcare Supply Chain Services—Medical (2)(4)	303.0	318.1	314.5
Clinical Technologies and Services	496.6	385.7	320.3
Medical Products and Technologies (5)	300.4	197.6	164.5

Total segment profit	$2,221.5	$2,201.2	$1,941.9
Corporate (6)	(100.3)	(827.5)	(97.0)

Total consolidated operating earnings	$2,121.2	$1,373.7	$1,844.9

(1)	During the first quarter of fiscal 2006, the Healthcare Supply Chain Services—Pharmaceutical segment recorded a charge of $31.8 million reflecting credits owed to certain vendors for prior periods. During the fourth quarter of fiscal 2007, an adjustment of $3.5 million was recorded to reduce a portion of the reserve based upon a revised estimate.
(2)	During the third quarter of fiscal 2007, the Company revised the method used to allocate certain shared costs between the Healthcare Supply Chain Services—Medical segment and the Medical Products and Technologies segment to better align costs with the segment that receives the related benefits. Prior period information has been reclassified to conform to this new presentation.
(3)	A portion of the corporate costs previously allocated to the former Pharmaceutical Technologies and Services segment have been reclassified to the remaining four segments based upon each segment’s respective proportion of allocated corporate expenses. Prior period information has been adjusted to reflect this change in methodology.
(4)	During the first quarter of fiscal 2008, the Company revised the method used to allocate corporate costs to the Healthcare Supply Chain Services—Pharmaceutical and Healthcare Supply Chain Services—Medical segments, which resulted in decreased expense ($22 million) allocated to the Healthcare Supply Chain Services—Pharmaceutical segment and increased expense ($22 million) allocated to the Healthcare Supply Chain Services—Medical segment. This change was made in an effort to better align corporate spending with the segment that receives the related benefits. Prior period information has not been adjusted to reflect this change in methodology.
(5)	During the fourth quarter of fiscal 2008, the Company discovered it had failed to recognize a portion of profit on sales pertaining to prior years. The error resulted from system interface and reconciliation discrepancies over a period of several years. As a result, the Company recorded income of approximately $11.1 million in fiscal 2008 of which $7.4 million pertained to fiscal 2007 and $3.7 million pertained to fiscal 2006. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.

(6)	Corporate includes, among other things, special items, impairments, (gain)/loss on sale of assets and other, net and certain other Corporate investment spending described below:

(a)	Special items: Corporate includes special items of $130.1 million, $772.0 million and $80.5 million for fiscal 2008, 2007 and 2006, respectively (see Note 3 for discussion of special items).
(b)	Impairments, (gain)/loss on sale of assets and other, net: Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $(32.0) million, $17.3 million and $5.8 million for the fiscal years, 2008, 2007 and 2006, respectively (see Note 3 for discussion of impairments, (gain)/loss on sale of assets and other, net).
(c)	Investment spending: The Company has encouraged its segments to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending totaled $27.9 million, $22.3 million and $18.9 million for the fiscal years, 2008, 2007 and 2006, respectively.

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2008, 2007 and 2006 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Depreciation and Amortization Expense
(in millions)	2008	2007	2006
Healthcare Supply Chain Services—Pharmaceutical	$57.9	$64.5	$58.4
Healthcare Supply Chain Services—Medical	48.0	48.2	47.5
Clinical Technologies and Services	92.2	78.4	73.7
Medical Products and Technologies	79.5	37.4	36.8
Corporate	103.7	93.6	81.2

Total depreciation and amortization expense	$381.3	$322.1	$297.6

	Capital Expenditures
(in millions)	2008	2007	2006
Healthcare Supply Chain Services—Pharmaceutical	$36.9	$28.6	$44.1
Healthcare Supply Chain Services—Medical	21.4	43.5	47.2
Clinical Technologies and Services	106.6	82.7	71.8
Medical Products and Technologies	45.8	35.0	29.9
Corporate	165.4	167.6	146.8

Total capital expenditures	$376.1	$357.4	$339.8

The following table includes total assets at June 30, 2008 and 2007 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Assets
	As of June 30,
(in millions)	2008	2007
Healthcare Supply Chain Services—Pharmaceutical	$11,038.5	$11,705.2
Healthcare Supply Chain Services—Medical	2,499.5	2,472.9
Clinical Technologies and Services	4,564.8	4,273.0
Medical Products and Technologies	4,045.8	3,604.2
Corporate (1)	1,299.6	1,098.5

Consolidated assets	$23,448.2	$23,153.8

(1)	Corporate assets primarily include cash and equivalents, assets held for sale and discontinued operations and net property and equipment.

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For the Fiscal Year Ended June 30,			As of June 30,
(in millions)	2008	2007	2006	2008	2007
United States	$89,321.3	$85,548.3	$78,463.9	$1,582.7	$1,544.2
International	1,770.1	1,303.7	1,200.3	154.5	102.8

Total	$91,091.4	$86,852.0	$79,664.2	$1,737.2	$1,647.0

New Segment Reporting Structure

On July 8, 2008, the Company announced the reorganization and consolidation of its businesses into two primary operating and reportable segments, the Healthcare Supply Chain Services and Clinical and Medical Products segments, to reduce costs and align resources with the needs of each segment and that, effective July 1, 2008, it would begin reporting in three reportable segments. The following indicates the changes from the fiscal 2008 reporting structure to the new reporting structure effective July 1, 2008:

Healthcare Supply Chain Services. This reportable segment will comprise all of the businesses formerly within the Healthcare Supply Chain Services—Pharmaceutical segment other than Medicine Shoppe and will comprise all of the businesses formerly within the Healthcare Supply Chain Services—Medical segment.

Clinical and Medical Products. This reportable segment will comprise all of the businesses formerly within the Clinical Technologies and Services segment other than the pharmacy services business (outsourced hospital pharmacy management services) and will comprise all of the businesses formerly within the Medical Products and Technologies segment other than the Tecomet (orthopedic implants and instruments) and MedSystems (enteral devices and airway management products) businesses, which were acquired by the Company through its acquisition of Viasys.

All Other. This reportable segment will comprise Medicine Shoppe and the pharmacy services, Tecomet and MedSystems businesses. The Company entered into a definitive agreement to sell the Tecomet business to Charlesbank Capital Partners and Tecomet management on July 22, 2008.

On August 7, 2008, the Company publicly announced that its Board of Directors has supported a management recommendation to actively explore a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products segments, which management is proceeding to do. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising the Clinical and Medical Products reportable segment as a separate, publicly traded company. The Company plans to announce its decision within approximately 60 to 90 days of August 7, 2008.

18.	EMPLOYEE EQUITY AND SAVINGS PLANS

Employee Equity Plans

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Employee options granted under the Plans during fiscal 2007 and 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2008 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Under the Plans the Company currently utilizes for equity award grants, the Company was authorized to grant up to 18.8 million shares as of June 30, 2008, of which 11.4 million shares have been granted. Employee restricted shares and restricted share units granted under the Plans during fiscal 2006, 2007 and 2008 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units that were awarded after August 1, 2006 accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

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

The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model. The Company believes the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions. In anticipation of the adoption of SFAS No. 123(R), the Company did not modify the terms of any previously-granted options.

The fair values of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. In accordance with SAB No. 107, the Company classified equity-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts for the fiscal years ended June 30, 2008, 2007 and 2006:

	2008		2007		2006
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1)(2)(3)(4)	$2,121.2	$(122.3)	$1,373.7	$(138.1)	$1,844.9	$(207.8)
Earnings from continuing operations	1,315.9	(81.0)	839.7	(90.0)	1,163.3	(135.5)
Net earnings	1,300.6	(81.0)	1,931.1	(114.0)	1,000.1	(157.7)
Net basic earnings per Common Share	3.63	(0.23)	4.89	(0.29)	2.38	(0.37)
Net diluted earnings per Common Share	3.57	(0.22)	4.77	(0.28)	2.33	(0.37)

(1)	The total equity-based compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006 includes gross SAR income/(expense) of approximately $6.6 million, ($4.0) million, and ($36.9) million, respectively. The SARs were granted on March 3, 2005 and August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the August 3, 2005 SARs upon issuance with an exercise price below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been remeasured using a Black-Scholes model and will continue to be remeasured each quarter until the unexercised SARs are exercised. Any increase in fair value is recorded as equity-based compensation. Any decrease in the fair value of the SARs is only recognized to the extent of the expense previously recorded. Of the 1.0 million SARs granted, 0.6 million SARs were exercised in fiscal 2007 and 0.3 million SARs were exercised in fiscal 2008.
(2)	The total equity-based compensation expense for fiscal years ended June 30, 2008, 2007 and 2006 also includes gross restricted share and restricted share unit expense of approximately $57.7 million, $36.2 million and $22.0 million respectively, gross employee option expense of approximately $60.1 million, $88.4 million and $138.5, respectively, and gross employee stock purchase plan expense of approximately $11.1 million, $9.5 million and $10.4 million, respectively.

(3)	Equity-based compensation charged to discontinued operations was approximately $24.0 million and $22.2 million, net of tax benefits of $12.5 million and $11.9 million, during the fiscal years ended June 30, 2007 and 2006, respectively.
(4)	Fiscal 2008 equity-based compensation expense includes approximately $8.7 million related to unvested equity awards held by the former Executive Director of the Company (also referred to below as the Company’s then Executive Chairman of the Board). The acceleration of the equity-based compensation expense resulted from a change in status from an employee to a nonemployee director. Fiscal 2006 equity-based compensation expense includes approximately $15.3 million related to unvested equity awards then held by the Company’s then Executive Chairman of the Board. The acceleration of the equity-based compensation expense resulted from his second amended and restated employment agreement, dated April 17, 2006.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2006 through June 30, 2008, giving retroactive effect to conversions of options in connection with acquisitions and stock splits:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2006	44.8	$55.13
Granted	4.9	65.22
Exercised	(9.9)	53.61
Canceled	(3.9)	55.70

Balance at June 30, 2007	35.9	$56.91

Granted	3.1	66.51
Exercised	(4.5)	44.41
Canceled	(2.4)	64.52

Balance at June 30, 2008	32.1	$58.81

Additional information concerning stock options outstanding as of June 30, 2008, 2007 and 2006 is presented below (options are in millions):

	2008
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 0.01 – $44.14	2.0	2.2	$31.53	2.0	$31.53
$44.15 – $59.19	9.7	5.1	49.25	8.4	47.76
$59.20 – $64.11	5.1	5.3	61.53	4.8	61.59
$64.12 – $67.90	11.3	4.6	66.96	6.4	67.09
$67.91 – $80.86	4.0	3.5	69.04	3.6	68.94

$ 0.01 – $80.86	32.1	4.6	$58.81	25.2	$57.09

	2007
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 0.01 – $ 44.14	3.0	2.5	$30.68	2.8	$29.68
$44.15 – $ 59.19	12.6	6.1	48.75	2.1	53.70
$59.20 – $ 64.11	5.6	6.1	61.58	5.4	61.54
$64.12 – $ 67.90	10.2	5.1	66.87	6.1	67.22
$67.91 – $ 80.86	4.5	4.4	69.06	3.9	68.92

$ 0.01 – $ 80.86	35.9	5.3	$56.91	20.3	$59.45

	2006
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 0.01 – $ 44.14	5.2	2.9	$29.23	4.9	$28.48
$44.15 – $ 59.19	16.5	7.2	48.94	2.7	50.78
$59.20 – $ 64.11	8.9	7.3	61.50	1.1	62.28
$64.12 – $ 67.90	8.5	5.6	67.21	8.3	67.24
$67.91 – $132.72	5.7	5.3	68.98	4.9	68.79

$ 0.01 – $132.72	44.8	6.1	$55.13	21.9	$56.57

The aggregate intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $87.3 million, $175.6 million and $124.8 million, respectively. The aggregate intrinsic value of options outstanding at June 30, 2008, June 30, 2007 and June 30, 2006 was approximately $90.0 million, $493.8 million and $462.9 million, respectively. The aggregate intrinsic value of options exercisable at June 30, 2008, June 30, 2007 and June 30, 2006 was approximately $ 89.8 million, $228.1 million and $216.2 million, respectively. The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $17.82, $21.29, and $18.79, respectively. Total equity-based compensation expense, net of estimated forfeitures, related to unvested stock options not yet recognized as of June 30, 2008, 2007 and 2006 was $89.5 million, $103.0 million and $131.3 million, respectively.

The fair values of the options granted to the Company’s employees and directors during fiscal 2008, fiscal 2007 and fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	2.1% – 4.8%	4.5% – 5.1%	3.3% – 5.1%
Expected life in years	4.4 – 7.0	5.7 – 7.0	5.6 – 7.0
Expected volatility	27.0%	27.0%	20.9% – 27.0%
Dividend yield	0.69% – 0.96%	0.50% – 0.69%	0.32% – 0.55%

The Company’s restricted shares and share units are expensed over the awards’ service period, generally three years. As of June 30, 2008, 2007 and 2006, approximately 2.4 million, 1.9 million and 1.7 million restricted shares and share units remained restricted and subject to forfeiture, respectively. Total equity-based compensation expense, net of estimated forfeitures, related to unvested restricted shares and share units not yet recognized was $63.1 million and $17.7 million, respectively, as of June 30, 2008, $45.9 million and $12.8 million, respectively, as of June 30, 2007 and $29.9 million and $10.7 million, respectively, as of June 30, 2006.

The Company has employee stock purchase plans under which the sale of 12.0 million Common Shares has been authorized. Generally, employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1 – June 30; and July 1 – December 31. At June 30, 2008, subscriptions of 0.5 million shares were outstanding. Through June 30, 2008, 6.3 million shares had been issued to employees under the plans.

Employee Savings Plan

Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for Company matching and profit sharing contributions. The Company’s contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for employee retirement benefit plans was $106.2 million, $107.8 million and $112.5 million for fiscal 2008, 2007 and 2006, respectively.

19.	OFF-BALANCE SHEET ARRANGEMENTS

The Company periodically enters into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

Lease Receivable-Related Arrangements

A subsidiary of the Company has agreements to transfer ownership of certain equipment lease receivables, plus security interests in the related equipment, to the leasing subsidiary of a bank. In order to qualify for sale treatment under SFAS No. 140, the Company formed wholly-owned, special purpose, bankruptcy-remote subsidiaries (the “SPEs”) of its subsidiary, Cardinal Health Solutions, Inc. (“CHS”), and each of the SPEs formed wholly-owned, qualified special purpose subsidiaries (the “QSPEs”) to effectuate the removal of the lease receivables from the Company’s consolidated financial statements. In accordance with SFAS No. 140, the Company consolidates the SPEs and does not consolidate the QSPEs. Both the SPEs and QSPEs are separate legal entities that maintain separate financial statements from the Company and CHS. The assets of the SPEs and QSPEs are available first and foremost to satisfy the claims of their respective creditors.

Other Receivable-Related Arrangements

Cardinal Health Funding, LLC (“CHF”) was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to multi-seller conduits administered by third party banks or other third party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is separate legal entity from the Company and the Company’s subsidiary that sells and contributes the receivables to CHF. The sale of receivables by CHF qualifies for sales treatment under SFAS No. 140 and accordingly the receivables are not included in the Company’s consolidated financial statements.

At June 30, 2008 and 2007, the Company had a committed receivables sales facility program available through CHF with capacity to sell $850.0 and $800.0 million in receivables, respectively. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. During the second quarter of fiscal 2008, the Company amended its committed receivables sales facility program to increase it from $800.0 million to $850.0 million and extend it for an additional 364 days. The Company did not have any receivable interest sales outstanding under its receivables sales facility program at June 30, 2008 and 2007, respectively.

Cash Flows from all Receivable-Related Arrangements

The Company’s net cash flow decrease related to receivable interest transfers for fiscal 2008, 2007 and 2006 were as follows:

(in millions)	2008	2007	2006
Proceeds received on transfer of receivables interests	$—	$—	$150.0
Cash collected in servicing of related receivable interests	0.3	1.0	2.2

Cash inflow to the Company	$0.3	$1.0	$152.2
Repurchase of receivable interests	—	(550.0)	(150.0)
Cash collection remitted to the bank	(43.2)	(99.6)	(161.2)

Net impact to the Company’s cash flow	$(42.9)	$(648.6)	$(159.0)

CHS and CHF were required to repurchase any receivables or interests sold only if it was determined the representations and warranties with regard to the related receivables were not accurate on the date sold.

Operating Leases

The Company entered into an operating lease agreement with a third party bank for the construction of various facilities and equipment. The lease agreement matures in June 2013. In the event of termination, the Company is required (at its election) to either repurchase the facility or vacate the property and make reimbursement for a portion of any unrecovered property cost. The maximum portion of unrecovered property costs that the Company could be required to reimburse was $120.9 million at June 30, 2008. As of June 30, 2008, the amount expended to acquire and/or construct the facilities was $151.2 million. The agreement provides for maximum funding of $245.0 million, which is currently greater than the estimated cost to complete the construction projects. The required lease payments equal the interest expense for the period on the amounts drawn. Lease payments under the agreements are based primarily upon LIBOR and are subject to interest rate fluctuations. As of June 30, 2008, the weighted average interest rate on the agreements approximated 3.32%. The Company’s estimated minimum annual lease payments under the agreements at June 30, 2008 were approximately $6.5 million.

During fiscal 2008, the Company did not repurchase any buildings, equipment, or land under operating lease agreements. During fiscal 2007, the Company repurchased certain buildings, equipment and land of approximately $51.2 million which were previously under operating lease agreements. Of this total amount repurchased, approximately $44.2 million related to the PTS Business, which was divested in the fourth quarter of fiscal 2007.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2008 and 2007. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)(2)(3)
Fiscal 2008
Revenue	$21,973.4	$23,282.7	$22,909.6	$22,925.6
Gross margin	1,342.2	1,354.6	1,467.8	1,469.4
Selling, general and administrative expenses	830.1	828.9	854.5	901.3

Earnings from continuing operations	303.2	325.1	365.9	321.6
Loss from discontinued operations	(1.4)	(0.4)	(9.9)	(3.6)

Net earnings	$301.8	$324.7	$356.0	$318.0

Earnings from continuing operations per Common Share:
Basic	$0.83	$0.91	$1.03	$0.90
Diluted	0.82	0.89	1.02	0.89

(1)	During the fourth quarter of fiscal 2008, the Company’s Medical Products and Technologies segment discovered it had failed to recognize a portion of profit on sales pertaining to prior years. The error resulted from system interface and reconciliation discrepancies over a period of several years. As a result, the Company recorded income of approximately $15.9 million in the fourth quarter of fiscal 2008 of which $4.8 million pertained to the first three quarters of fiscal 2008, $7.4 million pertained to fiscal 2007 and $3.7 million pertained to fiscal 2006. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.
(2)	During the fourth quarter of fiscal 2008, the Company recognized equity-based compensation expense related to unvested equity awards held by the former Executive Director of the Company. The Company also recognized consulting arrangement fees to be paid to the former Executive Director of the Company. The acceleration of the equity-based compensation expense and the consulting arrangement fees, which totaled $12.2 million, resulted from a change in status from an employee to a nonemployee director.
(3)	During the fourth quarter of fiscal 2008, the Company recognized $37.3 million of additional tax expense related to an increase in the estimated state income tax rate on deferred tax items and recognized a $30.4 million reduction in tax expense for items pertaining to fiscal 2002 and 2001 for which the statute of limitations had lapsed.

The Company did not record any significant adjustments in the fourth quarter of fiscal 2008 other than those disclosed above and within the Notes.

(in millions, except per common share amounts)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Revenue	$20,937.5	$21,784.6	$21,867.1	$22,262.8
Gross margin	1,200.5	1,299.9	1,387.5	1,357.4
Selling, general and administrative expenses	725.5	755.6	781.7	819.3

Earnings/(loss) from continuing operations	291.4	315.7	(4.9)	237.7
Earnings/(loss) from discontinued operations	(20.7)	423.6	23.9	664.5

Net earnings	$270.7	$739.3	$19.0	$902.2

Earnings/(loss) from continuing operations per Common Share:
Basic	$0.72	$0.78	$(0.01)	$0.63
Diluted	0.71	0.77	(0.01)	0.61

(1)	Amounts do not agree to those previously disclosed in the Company’s Form 10-Q for the period ended September 30, 2006 as they have been reclassified for the classification of the PTS Business to discontinued operations.

The Company did not record any significant adjustments in the fourth quarter of fiscal 2007 other than those disclosed within the Notes.

As discussed in Note 3, special items were recognized in each quarter of fiscal 2008 and 2007. The following table summarizes the impact of such costs on net earnings and diluted earnings per Common Share in the quarters in which they were recorded. The sum of the quarters may not equal year-to-date due to rounding.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net earnings	$(14.8)	$(18.3)	$(22.7)	$(30.4)
Diluted net earnings per Common Share	(0.04)	(0.05)	(0.06)	(0.09)
Fiscal 2007
Net earnings	$(16.3)	$(12.5)	$(392.3)	$(107.8)
Diluted net earnings per Common Share	(0.04)	(0.03)	(0.96)	(0.28)

21.	SUBSEQUENT EVENTS

On August 7, 2008, the Company publicly announced that its Board of Directors has supported a management recommendation to actively explore a potential separation of the Company’s new Healthcare Supply Chain Services and Clinical and Medical Products reportable segments, which management is proceeding to do. The separation being explored could involve a tax-free spin-off of all or a portion of the businesses comprising its Clinical and Medical Products reportable segment as a separate, publicly traded company. The Company plans to announce its decision within approximately 60 to 90 days of August 7, 2008.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance regarding the preparation and fair presentation of its published financial statements.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, the Company began processing selected financial transactions for its corporate functions and certain businesses within the Clinical Technologies and Services segment on a newly implemented accounting software system. In April 2008, the Company transitioned selected financial processes for the remaining business within the Clinical Technologies and Services segment to the new accounting software system. The Company will transition selected financial processes within its other segments to the new accounting software system in fiscal 2009. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. During the quarter ended September 30, 2007, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its principal executive officer and the principal financial officer, does not expect that the Company’s disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited Cardinal Health, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP Columbus, Ohio August 22, 2008

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the Company’s 2008 Annual Meeting of Shareholders (the “2008 Annual Meeting”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” and “Corporate Governance—Policies on Business Ethics; Chief Compliance Officer.”

Information with respect to executive officers of the Company appears in Part I of this report and is incorporated herein by reference.

Item 11:	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2008 Annual Meeting under the captions “Compensation Discussion and Analysis” and “Executive Compensation.” The information set forth under the subcaption “Human Resources and Compensation Committee Report” should not be deemed filed nor should it be incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2008 Annual Meeting under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2008 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14:	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2008 Annual Meeting under the captions “Independent Accountants” and “Board of Directors and Committees of the Board—Committees of the Board.”

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	136

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Cardinal Health, Inc. Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)

4.1	Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.2.1	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.2.2	Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

4.2.3	Registration Rights Agreement, dated October 3, 2006, among Cardinal Health, Inc., Banc of America Securities LLC, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

Exhibit Number	Exhibit Description
4.2.4	Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

4.2.5	Registration Rights Agreement, dated June 8, 2007, by and among Cardinal Health, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

4.2.6	6.25% Notes due 2008

4.2.7	6.75% Notes due 2011

4.2.8	4.00% Notes due 2015

4.2.9	5.85% Notes due 2017

4.2.10	Floating Rate Notes due 2009

4.2.11	5.80% Notes due 2016

4.2.12	6.00% Notes due 2017

4.2.13	5.65% Notes due 2012

4.3.1	Indenture, dated as of June 2, 2008, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.3.2	5.50% Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.4	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.1.2	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.1.3	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and November 2006) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.1.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008 and thereafter) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.7	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.8	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.9	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.1.10	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008 and thereafter) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.11	Form of Restricted Shares Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.1.12	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.1.13	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.1	Cardinal Health, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on November 16, 1995, No. 33-64337, Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-11373, Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-11373, and Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on February 22, 1999, No. 333-72727)*

10.2.2	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.2.3	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.4	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Equity Incentive Plan, as amended (grants made to executive officer in March and August 1998) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-11373)*

10.2.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Equity Incentive Plan, as amended (grants made to executive officers in March 1999) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-11373)*

10.2.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 1999, November 2000 and July 2001) (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)*

10.2.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 2002, January 2003 and November 2003) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)*

10.2.11	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for California residents (grant made to executive officer in August 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.2.12	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made to executive officer in April 2005) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.13	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.2.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in August 2004) (incorporated by reference to Exhibit 10.2.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.15	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made in April 2005) (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.16	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.17	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.18	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 1999) (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)*

10.2.19	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2000) (incorporated by reference to Exhibit 10.2.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.20	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.21	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.22	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.1	Cardinal Health, Inc. Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on May 31, 2000, No. 333-38192)*

10.3.2	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.3.3	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.3.4	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2000) (incorporated by reference to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.5	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.3.6	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.3.7	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.8	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.3.9	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.10	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.4.1	Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.3	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.5.1	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.5.2	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.6.1	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.6.2	Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 22, 2005, File No. 1-11373)*

10.6.3	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.6.4	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-11373)*

10.6.5	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009*

10.7	Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006 (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.8.1	Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.8.2	First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.9	Cardinal Health, Inc. Long-Term Incentive Cash Program for Fiscal Years 2006-2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.10	Cardinal Health, Inc. Long-Term Incentive Cash Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.11	Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.12.1	Amended Employment Agreement dated, April 17, 2006, as amended on September 21, 2007, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 25, 2007, File No. 1-11373)*

10.12.2	Nonqualified Stock Option Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.12.3	Restricted Share Units Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.13	Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and each of R. Kerry Clark and Robert D. Walter, effective May 2, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 7, 2007, File No. 1-11373)*

10.14.1	Letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 13, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 15, 2005, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.14.2	Amendment, dated August 5, 2006, to letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 12, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.15.1	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.15.2	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.15.3	Second Amendment to Retention Agreement between Cardinal Health 303, Inc. (f/k/a ALARIS Medical Systems, Inc.) and David L. Schlotterbeck, effective November 26, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.16.1	Letter agreement, dated as of January 7, 2008, and Confidentiality and Business Protection Agreement, effective as of January 9, 2008, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.17.1	Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.17.2	First Amendment, dated August 2, 2006, to Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.17.3	Second Amendment to Second Amended and Restated Employment Agreement, dated September 21, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on September 25, 2007, File No. 1-11373)*

10.17.4	Third Amendment to Second Amended and Restated Employment Agreement, dated August 19, 2008, between Cardinal Health, Inc. and Robert D. Walter*

10.17.5	Restricted Share Units Agreement, dated October 15, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.17.6	Nonqualified Stock Option Agreement, dated November 19, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.17.7	Restricted Share Units Agreement, dated November 20, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.17.8	Restricted Share Units Agreement, dated December 31, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.17.9	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.17.10	Restricted Share Units Agreement, dated February 1, 2002, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.17.11	Deferred Payment Stock Appreciation Right Agreement, dated as of March 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 4, 2005, File No. 1-11373)*

10.17.12	Deferred Payment Stock Appreciation Right Agreement, dated as of August 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 5, 2005, File No. 1-11373)*

10.17.13	Nonqualified Stock Option Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)*

10.17.14	Restricted Share Unit Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)*

10.17.15	Nonqualified Stock Option Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.17.16	Restricted Share Units Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.17.17	Form of Nonqualified Stock Option Agreement, dated August 15, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.17.18	Form of Restricted Share Units Agreement, dated August 15, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.18.1	Letter agreement, dated November 8, 2006, and Confidentiality and Business Protection Agreement, effective as of November 8, 2006, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.18.2	Separation Letter, dated as of November 2, 2007, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007, File No. 1-11373)*

10.18.3	Restricted Share Units Agreement, dated November 15, 2006, between Cardinal Health, Inc. and Mark W. Parrish (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.19	Nonqualified Stock Option Agreement, dated July 27, 2004, between Cardinal Health, Inc. and J. Michael Losh (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.20	Form of Indemnification Agreement between Cardinal Health, Inc. and individual directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.21	Form of Indemnification Agreement between Cardinal Health, Inc. and individual officers (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.22	Description of outside director compensation effective November 7, 2007 (incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.23	Memorandum of Understanding, dated June 29, 2007, to settle derivative actions (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

10.24.1	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.2	First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.3	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.4	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.5	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.6	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.7	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.8	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.9	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.10	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

Exhibit Number	Exhibit Description
10.25	Five-year Credit Agreement, dated as of January 24, 2007, between the Company, certain lenders, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A. and Barclays Bank PLC, as Syndication Agents, Morgan Stanley Bank and Deutsche Bank Securities Inc., as Documentation Agents, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Barclays Capital, as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)

10.26.1	Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007, File No. 1-11373)

10.26.2	Second Amended and Restated Performance Guaranty, dated as of June 20, 2007, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.25.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of Cardinal Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2008.

CARDINAL HEALTH, INC.

By:	/s/ R. KERRY CLARK
R. Kerry Clark, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 2008.

Signature	Title

/s/ R. KERRY CLARK R. Kerry Clark	Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ JEFFREY W. HENDERSON Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ STUART G. LAWS Stuart G. Laws	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ COLLEEN F. ARNOLD Colleen F. Arnold	Director

/s/ CALVIN DARDEN Calvin Darden	Director

/s/ GEORGE H. CONRADES George H. Conrades	Director

/s/ JOHN F. FINN John F. Finn	Director

/s/ PHILIP L. FRANCIS Philip L. Francis	Director

/s/ GREGORY B. KENNY Gregory B. Kenny	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ JOHN B. MCCOY John B. McCoy	Director

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director

Signature	Title

/s/ MICHAEL D. O’ HALLERAN Michael D. O’ Halleran	Director

/s/ DAVID W. RAISBECK David W. Raisbeck	Director

/s/ JEAN G. SPAULDING Jean G. Spaulding	Director

/s/ ROBERT D. WALTER Robert D. Walter	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)(2)	Deductions (3)	Balance at End of Period
	(In millions)
Fiscal Year 2008:
Accounts receivable	$118.8	$26.4	$4.1	$(24.6)	$124.7
Finance notes receivable	4.3	(0.2)	1.9	(1.6)	4.4
Net investment in sales-type leases	5.8	(0.1)	—	0.9	6.6

	$128.9	$26.1	$6.0	$(25.3)	$135.7

Fiscal Year 2007:
Accounts receivable	$104.7	$23.8	$6.9	$(16.6)	$118.8
Finance notes receivable	15.1	1.0	—	(11.8)	4.3
Net investment in sales-type leases	6.6	(0.8)	—	—	5.8

	$126.4	$24.0	$6.9	$(28.4)	$128.9

Fiscal Year 2006:
Accounts receivable	$97.6	$17.5	$8.3	$(18.7)	$104.7
Finance notes receivable	4.5	11.0	0.1	(0.5)	15.1
Net investment in sales-type leases	13.9	(3.9)	—	(3.4)	6.6

	$116.0	$24.6	$8.4	$(22.6)	$126.4

(1)	During fiscal 2008, 2007 and 2006 recoveries of amounts provided for or written off in prior years were $3.5 million, $0.8 million and $2.5 million, respectively.
(2)	In fiscal 2008, 2007 and 2006, $0.1 million, $6.1 million and $11.9 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.
(3)	Write-off of uncollectible accounts.