Form 10-Q
period 2008-09-30
CARDINAL HEALTH INC
filed 2008-11-07
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2008

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

The number of Registrant’s Common Shares outstanding at the close of business on November 6, 2008 was as follows:

Common Shares, without par value: 359,612,429

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

		Three Months Ended September 30,
		2008	2007
	Revenue	$24,347.2	$21,973.4
	Cost of products sold	22,982.7	20,631.2

	Gross margin	1,364.5	1,342.2
	Selling, general and administrative expenses	882.2	830.1
	Impairments, (gain)/loss on sale of assets and other, net	3.6	(0.2)
Special items	– restructuring charges	49.7	14.8
	– acquisition integration charges	2.4	5.4
	– litigation and other	0.3	2.3

	Operating earnings	426.3	489.8
	Interest expense and other	62.4	42.9

	Earnings before income taxes and discontinued operations	363.9	446.9
	Provision for income taxes	114.1	143.7

	Earnings from continuing operations	249.8	303.2
	Loss from discontinued operations (net of tax expense of $0.6 and $2.0 for the three months ended September 30, 2008 and 2007, respectively)	(0.7)	(1.4)

	Net earnings	$249.1	$301.8

	Basic earnings per Common Share:
	Continuing operations	$0.70	$0.83
	Discontinued operations	—	—

	Net basic earnings per Common Share	$0.70	$0.83

	Diluted earnings per Common Share:
	Continuing operations	$0.69	$0.82
	Discontinued operations	—	—

	Net diluted earnings per Common Share	$0.69	$0.82

	Weighted average number of Common Shares outstanding:
	Basic	356.7	363.0
	Diluted	361.1	370.2
	Cash dividends declared per Common Share	$0.14	$0.12

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$672.2	$1,291.3
Trade receivables, net	5,862.3	5,006.9
Current portion of net investment in sales-type leases	384.8	383.7
Inventories	7,692.1	6,768.8
Prepaid expenses and other	614.9	593.1
Assets held for sale	—	140.4

Total current assets	15,226.3	14,184.2

Property and equipment, at cost	3,619.2	3,732.8
Accumulated depreciation and amortization	(1,869.7)	(1,995.6)

Property and equipment, net	1,749.5	1,737.2
Other assets:
Net investment in sales-type leases, less current portion	935.8	916.8
Goodwill and other intangibles, net	6,265.1	6,225.9
Other	468.4	384.1

Total assets	$24,645.1	$23,448.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$166.5	$159.0
Accounts payable	9,354.6	8,311.8
Other accrued liabilities	1,902.6	1,889.7
Liabilities from businesses held for sale and discontinued operations	2.4	15.4

Total current liabilities	11,426.1	10,375.9

Long-term obligations, less current portion	3,597.0	3,687.4
Deferred income taxes and other liabilities	1,703.9	1,637.4
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued–none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 364.5 million shares and 364.7 million shares at September 30, 2008 and June 30, 2008, respectively	2,962.6	3,001.2
Retained earnings	5,215.2	5,016.2
Common Shares in treasury, at cost, 5.0 million shares and 7.6 million shares at September 30, 2008 and June 30, 2008 , respectively	(396.1)	(480.7)
Accumulated other comprehensive income	136.4	210.8

Total shareholders’ equity	7,918.1	7,747.5

Total liabilities and shareholders’ equity	$24,645.1	$23,448.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$249.1	$301.8
Loss from discontinued operations	0.7	1.4

Earnings from continuing operations	249.8	303.2
Adjustments to reconcile earnings from continuing operations to net cash provided by / (used in) operating activities:
Depreciation and amortization	101.0	94.9
Asset impairments and (gain) / loss on sale of assets, net	3.6	(0.2)
Equity compensation	24.4	26.1
Provision for bad debts	12.6	5.0
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(782.4)	(191.9)
(Increase)/decrease in inventories	(873.6)	232.5
Increase in net investment in sales-type leases	(20.2)	(24.1)
Increase/(decrease) in accounts payable	982.6	(63.2)
Other accrued liabilities and operating items, net	(49.8)	56.9

Net cash provided by / (used in) operating activities – continuing operations	(352.0)	439.2
Net cash used in operating activities – discontinued operations	(0.9)	(30.4)

Net cash provided by / (used in) operating activities	(352.9)	408.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(6.1)	(88.1)
Net additions to property and equipment	(88.6)	(89.0)
Sale of investment securities available for sale, net	—	131.9

Net cash used in investing activities – continuing operations	(94.7)	(45.2)
Net cash used in investing activities – discontinued operations	—	—

Net cash used in investing activities	(94.7)	(45.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	1.2	232.0
Reduction of long-term obligations	(152.6)	(13.0)
Proceeds from long-term obligations, net of issuance costs	8.5	0.1
Proceeds from issuance of Common Shares	17.9	105.5
Tax benefits from exercises of stock options	3.3	11.6
Dividends on Common Shares	(49.8)	(44.3)
Purchase of Common Shares in treasury	—	(674.7)

Net cash used in financing activities – continuing operations	(171.5)	(382.8)
Net cash used in financing activities – discontinued operations	—	—

Net cash used in financing activities	(171.5)	(382.8)

NET DECREASE IN CASH AND EQUIVALENTS	(619.1)	(19.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,291.3	1,308.8

CASH AND EQUIVALENTS AT END OF PERIOD	$672.2	$1,289.6

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. References to the “Company” or “Cardinal Health” in these condensed consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

Effective the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment — in order to reduce costs and align resources with the needs of each segment. The following indicates the changes from the fiscal 2008 reporting structure:

Healthcare Supply Chain Services. This reportable segment is comprised of all of the businesses formerly within the Healthcare Supply Chain Services – Pharmaceutical segment other than Medicine Shoppe and all of the businesses formerly within the Healthcare Supply Chain Services – Medical Segment.

Clinical and Medical Products. This reportable segment is comprised of all of the businesses formerly within the Clinical Technologies and Services segment other than the pharmacy services businesses (outsourced hospital pharmacy management services) and all of the businesses formerly within the Medical Products and Technologies segment other than the Tecomet (orthopedic implants and instruments) and Medsystems (enteral devices and airway management products) businesses, which were acquired by the Company through its acquisition of VIASYS Healthcare Inc. (“Viasys”).

All Other. This reportable segment is comprised of Medicine Shoppe and the pharmacy services business. It also included the Medsystems and Tecomet businesses until both of these businesses were sold during the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008.

On September 29, 2008, the Company announced that it plans to spin off most of its clinical and medical products businesses from its remaining businesses through a pro rata distribution to the Company’s shareholders (the “Planned Spin-Off”). The Company will retain the surgical and exam gloves, drapes and apparel and fluid management businesses that are currently part of the Clinical and Medical Products segment. Completion of the Planned Spin-Off is subject to final approval by the Company’s Board of Directors, confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement that will be filed with the U.S. Securities and Exchange Commission (the “SEC”). While it is currently anticipated that the Planned Spin-Off will be completed by the middle of calendar 2009, there can be no assurance as to the timing or terms of the Planned Spin-Off should it be completed. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the Planned Spin-Off.

The condensed consolidated financial statements have been prepared in accordance with the SEC instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2009 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Form 10-K”). Without limiting the generality of the foregoing, Note 1 of the “Notes to Consolidated Financial Statements” from the 2008 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Recent Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Refer to Note 8 for additional information regarding the Company’s adoption of this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a Company’s balance sheet date effective for fiscal years ending after December 15, 2008. There was no material impact on the Company’s financial position or results of operations upon adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115.” This Statement creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, on an instrument-by-instrument basis. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Refer to Note 8 for additional information regarding the Company’s adoption of this Statement.

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

2. SPECIAL ITEMS

Special Items Policy

The Company classifies restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit recognized over its service period.

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are included within the purchase price allocation in accordance with SFAS No. 141, “Business Combinations,” and other integration charges are recognized as special items as incurred.

The Company recognizes income from the favorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters as special items on the consolidated financial statements when the associated cash or assets are received. Generally, expenses due to the unfavorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters (“litigation settlement losses”) are charged to the segment to which the matter relates and, as a result, are classified as selling, general and administrative (“SG&A”) expenses on the Company’s consolidated financial statements. In certain circumstances, significant litigation settlement losses are classified in special items on the consolidated statement of earnings. Factors considered in determining whether a particular litigation settlement loss should be classified in special items include the size of settlement, the nature of the matter (i.e., significant matters that are infrequent, non-recurring or unusual in nature are classified as special items), the age of the matter and the pervasiveness of the matter to the entire organization. The Company also classifies legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and related Audit Committee internal review and related matters as special items. For information regarding these investigations, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended (the “2007 Form 10-K”).

Special Items

The following is a summary of the special items for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions, except for Diluted EPS amounts)	2008	2007
Restructuring charges	$49.7	$14.8
Acquisition integration charges	2.4	5.4
Litigation, net	0.3	0.8
Other	—	1.5

Total special items	$52.4	$22.5
Tax effect of special items (1)	(17.1)	(7.7)

Net earnings effect of special items	$35.3	$14.8

Net decrease in diluted earnings per Common Share	$0.10	$0.04

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred.

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

The first phase of the program, announced in December 2004, focused on business consolidations and process improvements, including rationalizing facilities worldwide, reducing the Company’s global workforce, and rationalizing and discontinuing overlapping and under-performing product lines. The second phase of the program, announced in August 2005, focused on longer-term integration activities that enhance service to customers through improved integration across the Company’s segments and continued streamlining of internal operations. The third phase of the program, announced in April 2007, focused on moving the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

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

The following table segregates the Company’s restructuring charges into the reportable segments affected by the restructuring projects for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Healthcare Supply Chain Services
Employee-related costs (1)	$1.4	$2.3
Facility exit and other costs (2)	1.4	—

Total Healthcare Supply Chain Services	$2.8	$2.3

Clinical and Medical Products
Employee-related costs (1)	2.2	1.3
Facility exit and other costs (2)	(0.1)	(0.6)

Total Clinical and Medical Products	$2.1	$0.7

	Three Months Ended September 30,
(in millions)	2008	2007
Related to multiple segments
Employee-related costs (1)	43.9	10.0
Facility exit and other costs (2)	0.9	1.8

Total related to multiple segments	$44.8	$11.8

Total restructuring charges	$49.7	$14.8

(1)	Employee-related costs consist primarily of one-time termination benefits recognized in accordance with the provisions of SFAS No. 146. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services segment for the three months ended September 30, 2008 primarily related to the closure of a facility and planned headcount reductions within existing operations. The costs incurred within this segment for the three months ended September 30, 2007 primarily related to the realignment of business operations, the closure of a distribution center and planned headcount reductions within existing operations.

The costs incurred within the Clinical and Medical Products segment during the three months ended September 30, 2008 and 2007 primarily related to the closure of facilities and planned headcount reductions within existing operations.

The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2008 primarily related to the fiscal 2009 restructuring of the Company’s segment operating structure. The costs incurred related to projects that impacted multiple segments during the three months ended September 30, 2007 primarily related to the relocation of the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

The following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of September 30, 2008:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services	2009	107	6
Clinical and Medical Products	2011	408	183
Related to multiple segments (2)	2009	860	748

Total expected headcount reductions		1,375	937

(1)	Represents projects that have been initiated as of September 30, 2008.
(2)	Includes, among other restructuring projects, employees displaced as a result of the relocation of the medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three months ended September 30, 2008 and 2007 were primarily a result of the acquisition of Viasys. During the periods noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Acquisition integration charges:
Employee-related costs	$2.3	$0.8
Other integration costs	0.1	4.6

Total acquisition integration charges	$2.4	$5.4

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

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Litigation charges/(income):
Pharmaceutical manufacturer antitrust litigation	$—	$(0.2)
Other	0.3	1.0

Total litigation, net	$0.3	$0.8

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million during the three months ended September 30, 2007 resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through September 30, 2008 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

Other Litigation. The Company recorded a reserve of $0.3 million during the three months ended September 30, 2008 with respect to the settlement of certain litigation matters in the Company’s Clinical and Medical Products segment. The Company recorded a reserve of $1.0 million during the three months ended September 30, 2007 with respect to the settlement of certain litigation matters in the Company’s Healthcare Supply Chain Services segment.

Other

During the three months ended September 30, 2007 the Company incurred costs within other special items totaling $1.5 million primarily related to estimated legal fees and document preservation and production costs incurred in connection with the SEC investigation and the related Audit Committee internal review and related matters. For information regarding this matter, see the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the three months ended September 30, 2008:

(in millions)	Three Months Ended September 30, 2008
Balance at June 30, 2008	$97.8
Additions (1)	52.4
Payments	(46.1)

Balance at September 30, 2008	$104.1

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP.

Future Spend

Certain acquisition and restructuring charges are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $85.8 million (approximately $55.1 million net of tax). These estimated costs are primarily associated with the integration of Viasys within the Clinical and Medical Products segment and do not include costs associated with the Planned Spin-Off. The Company expects to incur significant costs associated with the Planned Spin-Off during the remaining quarters of fiscal 2009.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell its former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”), thereby meeting the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144 and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of the PTS Business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business to an affiliate of the Blackstone Group.

The Company incurred activity during the three months ended September 30, 2008 and 2007 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments. The loss related to the PTS Business included in discontinued operations was $0.7 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively.

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were $2.4 million and $2.5 million as of September 30, 2008 and June 30, 2008, respectively. These amounts are included within Corporate.

Cash flows used in discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2008, the Company committed to plans to sell the Tecomet and Medsystems businesses within its All Other segment, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale on the Company’s condensed consolidated balance sheet at June 30, 2008. During the first quarter of fiscal 2009, the Company completed the sales of these businesses. The results of these businesses are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings for the time periods prior to the sales.

At June 30, 2008, the major components of these businesses’ assets and liabilities held for sale were as follows:

(in millions)	2008
Current assets	$25.8
Property and equipment	12.8
Other assets	101.8

Total assets	$140.4

Current liabilities	$12.2
Long-term debt and other	0.7

Total liabilities	$12.9

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the three months ended September 30, 2008:

(in millions)	Healthcare Supply Chain Services	Clinical and Medical Products	All Other	Total
Balance at June 30, 2008	$1,614.3	$3,439.1	$78.3	$5,131.7
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other(1)(2)	1.0	40.5	(0.6)	40.9

Balance at September 30, 2008	$1,615.3	$3,479.6	$77.7	$5,172.6

(1)	The increase within the Healthcare Supply Chain Services segment primarily related to adjustments to minor acquisitions of $16.1 million offset by foreign currency translation adjustments of $15.9 million.
(2)	The increase within the Clinical and Medical Products segment primarily related to proposed tax assessments of $48.6 million partially offset by foreign currency translation adjustments of $8.1 million and purchase accounting adjustments for Enturia Inc. (“Enturia”) of $4.0 million.

The allocations of the purchase price related to the Enturia and other minor acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analysis. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible assets with definite lives are amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30, 2008 and September 30, 2008 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Unamortized intangibles:
Trademarks and patents	$372.2	$0.4	$371.8

Total unamortized intangibles	$372.2	$0.4	$371.8
Amortized intangibles:
Trademarks and patents	$262.5	$83.7	$178.8
Non-compete agreements	6.7	3.7	3.0
Customer relationships	604.3	142.7	461.6
Other	144.5	65.5	79.0

Total amortized intangibles	$1,018.0	$295.6	$722.4

Total intangibles	$1,390.2	$296.0	$1,094.2

September 30, 2008
Unamortized intangibles:
Trademarks and patents	$353.1	$0.4	$352.7

Total unamortized intangibles	$353.1	$0.4	$352.7
Amortized intangibles:
Trademarks and patents	$286.3	$90.9	$195.4
Non-compete agreements	8.3	4.0	4.3
Customer relationships	613.9	158.1	455.8
Other	148.0	63.7	84.3

Total amortized intangibles	$1,056.5	$316.7	$739.8

Total intangibles	$1,409.6	$317.1	$1,092.5

There were no significant acquisitions of other intangible assets during the period presented. Amortization expense for the three months ended September 30, 2008 and 2007 was $23.0 million and $23.2 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2009	2010	2011	2012	2013
Amortization expense	$91.1	$88.5	$87.2	$79.3	$57.0

5. INCOME TAXES

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN No. 48”), resulting in a $139.3 million reduction of retained earnings. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The balance of unrecognized tax benefits and the amount of related interest and penalties were as follows as of September 30, 2008 and June 30, 2008:

(in millions)	September 30, 2008	June 30, 2008
Unrecognized tax benefits (1)	$837.2	$762.9
Portion that, if recognized, would reduce tax expense and effective tax rate	551.7	529.1
Accrued penalties and interest on unrecognized tax benefits	221.5	195.4

(1)	Includes a $46.3 million increase recorded through goodwill during the three months ended September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustments (“NPAs”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $178.9 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

During the three months ended September 30, 2008, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices total $598.1 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

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

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 31.4% for the three months ended September 30, 2008, as compared to 32.2% for the three months ended September 30, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items and other discrete items, which may have unique tax consequences depending on the nature of the item.

The effective tax rate for the three months ended September 30, 2008 was favorably impacted by $7.5 million as the result of discrete tax adjustments. There was a favorable tax adjustment of $19.5 million as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain. Also, there was an unfavorable tax adjustment of $9.2 million for accrued interest expense related to proposed tax assessments. The remaining unfavorable adjustment of $2.8 million is due to miscellaneous discrete tax items.

6. CONTINGENT LIABILITIES

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

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits were filed against Syncor International Corporation (“Syncor”) and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purported to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The Syncor federal securities litigation alleged, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint sought unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the District Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Court of Appeals entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. On January 17, 2008, the defendants filed an answer to the third amended consolidated complaint. The defendants entered into a memorandum of understanding effective on June 27, 2008 to settle the Syncor federal securities litigation for a payment of $15.5 million. The substantial majority of the settlement payment will be funded by insurance. The defendants entered into a stipulation and agreement of settlement with counsel for the plaintiffs, which was filed with the District Court on August 27, 2008. On September 22, 2008, the District Court entered an Order preliminarily approving the settlement. Settlement of the Syncor federal securities litigation is subject to completion of certain conditions, including notice to the class of plaintiffs in the litigation and final court approval. The defendants in the Syncor federal securities litigation continue to deny the violations of law alleged in this action, and any settlement reached would be solely to eliminate the uncertainties, burden and expense of further protracted litigation. At this time, there can be no assurance that all of the conditions for settlement will be met.

A purported class action complaint, captioned Pilkington v. Cardinal Health, et al., was filed on April 8, 2003 against the Company, Syncor and certain officers and employees of the Company by a purported participant in the Syncor Employee Savings and Stock Ownership Plan. A related purported class action complaint, captioned Donna Brown, et al. v. Syncor International Corp, et al., was filed on September 11, 2003 against the Company, Syncor and certain individual defendants. Another related purported class action complaint, captioned Thompson v. Syncor International Corp., et al., was filed on January 14, 2004 against the Company, Syncor and certain individual defendants. Each of these actions was brought in the United States District Court for the Central District of California. A consolidated complaint was filed on February 24, 2004 against Syncor and certain former Syncor officers, directors and/or employees alleging that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) based on the same underlying allegations of improper and unlawful conduct alleged in the federal securities litigation (the “Syncor ERISA litigation”). The consolidated complaint sought unspecified money damages and other unspecified relief against the defendants. On April 26, 2004, the defendants filed motions to dismiss the consolidated complaint. On August 24, 2004, the District Court granted in part and denied in part defendants’ motions to dismiss. The District Court dismissed, without prejudice, all claims against two individual defendants, all claims alleging co-fiduciary liability against all defendants, and all claims alleging that the individual defendants had conflicts of interest precluding them from properly exercising their fiduciary duties under ERISA. A claim for breach of the duty to prudently manage plan assets against Syncor was not dismissed, and a claim for breach of the alleged duty to “monitor” the performance of Syncor’s Plan Administrative Committee against defendants Monty Fu and Robert Funari was not dismissed. On January 10, 2006, Syncor and the other parties entered into a term sheet to settle the Syncor ERISA litigation for a cash payment of $4.0 million and payment of an additional amount not to exceed $4.0 million for litigation fees and expenses and reported the settlement to the District Court. Also on January 10, 2006, the District Court entered summary judgment in favor of all defendants on all remaining claims. Consistent with that ruling, on January 11, 2006, the District Court entered a final order dismissing this case and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On February 19, 2008, the Court of Appeals entered an order reversing the District Court’s dismissal of the plaintiffs’ claims and remanded the case to the District Court to hold a hearing to review the fairness of the settlement agreement. On June 25, 2008, the parties submitted the settlement agreement to the District Court for preliminary approval. On July 29, 2008, the District Court preliminarily approved the $4.0 settlement amount, but ordered the parties to revise the attorneys’ fees to not exceed 33 1/3% of the settlement amount. The Company recorded a reserve of $5.4 million for the fiscal year ended June 30, 2008 related to the Syncor ERISA litigation. On October 22, 2008, the District Court entered a final Order approving the settlement and dismissing all claims asserted in the Syncor ERISA litigation against the defendants. The defendants in the Syncor ERISA litigation continue to deny the violations of law alleged in the litigation, and the settlement reached was solely to eliminate the uncertainties, burden and expense of further protracted litigation.

ICU Litigation

Prior to the completion of the Company’s acquisition of ALARIS Medical Systems, Inc. (“Alaris”), on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Alaris in the United States District Court for the Southern District of California. In the lawsuit, ICU claims that the Alaris SmartSite ® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Alaris from selling SmartSite products. On July 30, 2004, the District Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the District Court granted summary judgment to Alaris on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Alaris. On January 22, 2007, the District Court granted summary judgment in favor of Alaris on all of ICU’s remaining claims and declared certain of their patent claims invalid. The District Court has ordered ICU to pay Alaris approximately $5.0 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. The Company currently does not believe, however, that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

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

DEA Matter

In a series of actions, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. Specifically, the DEA issued an Order to Show Cause and Immediate Suspension (an “Order”), dated November 28, 2007, with respect to the Company’s Auburn, Washington distribution center; an Order, dated December 5, 2007, with respect to the Company’s Lakeland, Florida distribution center; and an Order, dated December 7, 2007, with respect to the Company’s Swedesboro, New Jersey distribution center. In each Order, the DEA asserts that the Company did not maintain effective controls against diversion of particular controlled substances into other than legitimate medical, scientific and industrial channels and specifically cites the Company’s sale of hydrocodone to pharmacies that have allegedly dispensed excessive amounts of the drug for illegitimate purposes. On December 26, 2007, an Administrative Law Judge handling the Orders granted the Company’s request to consolidate revocation hearings and stay the consolidated matter. The Company has taken steps to deliver controlled substances to customers of the distribution centers affected by the Orders using other Company distribution centers, in some cases on delayed delivery schedules. In addition, the DEA issued an Order to Show Cause, dated January 30, 2008, pertaining to the license to distribute controlled substances held by the Company’s Stafford, Texas distribution center (the “Stafford Order”). The Stafford Order did not suspend the facility’s license to distribute controlled substances. On March 5, 2008, the license revocation proceeding with respect to the Stafford Order was consolidated with the pending proceedings for the distribution centers affected by the Orders.

The Company has evaluated its controls against diversion of controlled substances on a company-wide basis and has enhanced these controls, including the following: establishing a new centralized supply chain security and anti-diversion function accountable to executive management, including the addition of new personnel; continuing implementation of technological enhancements to augment the Company’s controls against the diversion of controlled substances; enhancing employee training programs; and suspending the distribution of controlled substances to certain pharmacies based on the nature of activity in the pharmacies’ accounts. The Company continues to make additional modifications and enhancements to the Company’s anti-diversion processes. To provide an opportunity to re-assess anti-diversion controls and make any necessary improvements, in February 2008, the Company voluntarily discontinued controlled substance shipments from the Stafford distribution center to retail independent pharmacy customers. The Company resumed such shipments in September 2008.

On August 7, 2008, the Company and the DEA staff reached an oral agreement in principle to resolve the license suspensions and the Company recorded a reserve of $34.0 million for its fiscal year ended June 30, 2008 for this matter. On October 2, 2008, the Company, without admitting any wrongdoing, entered into settlement agreements with the DEA and seven U.S. Attorneys’ Offices resulting in reinstatement of the suspended licenses. Under the terms of the settlement agreement with the DEA, the Company agreed to, among other things, maintain a compliance program designed to detect and prevent diversion of controlled substances. As part of the settlements with the U.S. Attorneys’ Offices, the Company paid a total settlement amount of $34.0 million subsequent to the first quarter of fiscal 2009.

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

From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general, the SEC and the U.S. Department of Justice relating to the business, accounting or disclosure practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner. The responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company.

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

See Note 5 for additional discussion of contingencies related to the Company’s income taxes.

7. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At September 30, 2008, the maximum amount the Company could be required to reimburse is $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.3 million recorded as of September 30, 2008 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services segment, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At September 30, 2008 and June 30, 2008, notes in the program subject to the guaranty of the Company totaled $42.1 million and $33.4 million, respectively.

8. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Additionally, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1 – Observable prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Effective July 1, 2008, the Company adopted the provision of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items and is currently in the process of determining the impact of adopting the remaining portions of this Statement, which will be effective in fiscal 2010.

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of September 30, 2008:

(in millions)	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$—	$40.6	$—	$40.6
Interest Rate Swaps	—	31.8	—	31.8

Total	$—	$72.4	$—	$72.4

The Company enters into interest rate swaps to manage its exposure to interest rate variations related to its borrowings and to lower its overall borrowing costs. The Company enters into foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses. The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities.

Effective July 1, 2008, the Company also adopted the provisions of SFAS No. 159, “The Fair Value Option for financial assets and liabilities – including an amendment of FASB Statement No. 115.” This Statement provides entities with the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. As such, the adoption of SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Weighted-average shares – basic	356.7	363.0
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4.4	7.2

Weighted-average shares – diluted	361.1	370.2

The potentially dilutive securities that were antidilutive for the three months ended September 30, 2008 and 2007 were 24.9 million and 14.5 million, respectively.

The total number of Common Shares issued less the shares held in treasury is used to determine the Common Shares outstanding.

Shareholders’ Equity

During the three months ended September 30, 2008, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At September 30, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization.

10. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Net earnings	$249.1	$301.8
Foreign currency translation adjustments	(83.3)	32.6
Net unrealized gain / (loss) on derivative instruments	8.9	(7.5)

Total comprehensive income	$174.7	$326.9

11. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. As discussed in Note 1, effective the first quarter of fiscal 2009, the Company has reorganized its businesses into three reportable segments — the Healthcare Supply Chain

Services segment, the Clinical and Medical Products segment and the All Other segment. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information has been reclassified to conform to this new financial reporting presentation.

The Healthcare Supply Chain Services segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. This segment also distributes medical and surgical products to hospitals, surgery centers, laboratories and physician offices in the United States, Canada and Puerto Rico and assembles and distributes sterile and non-sterile procedure kits. It provides services to branded pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program for chain and independent pharmacy customers and alternate care customers. In addition, this segment operates centralized nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. Lastly, this segment operates a pharmacy for specialty pharmaceuticals.

The Clinical and Medical Products segment develops, manufactures, leases and sells medical technology products for hospitals and other healthcare providers, including intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables, patient monitoring equipment, dispensing systems that automate the distribution and management of medications and medical supplies in hospitals and other healthcare facilities, and ventilation equipment and related disposables. This segment also develops, manufactures and sources medical and surgical products and technologies for distribution to hospitals, physician offices, surgery centers and other healthcare providers. These medical and surgical products include single-use surgical drapes, gowns and apparel, exam and surgical gloves, fluid suction and collection systems, and reusable surgical instruments and biopsy needles.

The All Other segment franchises and operates apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise systems and provides pharmacy services to hospitals and other healthcare facilities. This segment also manufactured and sold orthopedic implants and instruments through its Tecomet business and enteral devices and airway management products through its Medsystems businesses until both of these businesses were sold in the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Revenue:
Healthcare Supply Chain Services (1)	$23,418.4	$21,092.9
Clinical and Medical Products (2)	1,154.9	1,032.4
All Other (3)	273.0	293.8

Total segment revenue	24,846.3	22,419.1
Corporate (4)	(499.1)	(445.7)

Total consolidated revenue	$24,347.2	$21,973.4

(1)	The Healthcare Supply Chain Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended September 30,
	2008	2007
Product Category
Distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products	90%	90%
Distribution of medical, surgical and laboratory products and medical procedure kits	10%	10%

Total	100%	100%

(2)	The Clinical and Medical Products segment’s revenue is derived from five main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended September 30,
	2008	2007
Product Category
Infection prevention products	30%	28%
Medication safety, data / analytics, and infusion delivery systems	21%	22%
Medication and medical supply dispensing systems	20%	20%
Respiratory and Neurocare products	18%	19%
Medical specialty products and other	11%	11%

Total	100%	100%

(3)	The All Other segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended September 30,
	2008	2007
Product Category
Pharmacy services	77%	75%
Franchising and operating apothecary-style retail pharmacies	17%	18%
Medical access and specialty products	6%	7%

Total	100%	100%

(4)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 2 for further discussion of the Company’s special items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the 2008 Form 10-K.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Segment profit:
Healthcare Supply Chain Services (1)	$292.4	$347.3
Clinical and Medical Products (1)	166.7	145.2
All Other (1)	23.9	22.4

Total segment profit	483.0	514.9
Corporate (1) (2)	(56.7)	(25.1)

Total consolidated operating earnings	$426.3	$489.8

(1)	Investment spending previously held at corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 in the 2008 Form 10-K for an explanation of investment spending.
(2)	For the three months ended September 30, 2008 and 2007, Corporate includes among other things special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments, described below:

•

Special items — Corporate includes special items of $52.4 million and $22.5 million during the three months ended September 30, 2008 and 2007, respectively (see Note 2 for discussion of special items).

•

Impairments, (gain)/loss on sale of assets and other, net — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $3.6 million and $(0.2) million during the three months ended September 30, 2008 and 2007, respectively.

The following table includes total assets by reportable segment and reconciling items necessary to agree to consolidated assets in the condensed consolidated financial statements as of September 30, 2008 and June 30, 2008:

(in millions)	As of September 30, 2008	As of June 30, 2008
Assets:
Healthcare Supply Chain Services	$15,420.1	$13,389.7
Clinical and Medical Products	8,030.8	8,269.5
All Other	286.6	489.4
Corporate (1)	907.6	1,299.6

Consolidated assets	$24,645.1	$23,448.2

(1)	The Corporate assets primarily include cash and equivalents, assets held for sale and discontinued operations and net property and equipment.

12. EMPLOYEE EQUITY PLANS

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Employee options granted under the Plans during fiscal 2007 and 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2008 and fiscal 2009 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans from fiscal 2006 through fiscal 2009 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units that were awarded after August 1, 2006 accrue dividends or cash dividend equivalents that are payable upon vesting of the awards. The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares.

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

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$426.3	$(24.4)	$489.8	$(26.1)
Earnings from continuing operations	$249.8	$(16.2)	$303.2	$(17.0)
Net earnings	$249.1	$(16.2)	$301.8	$(17.0)

Net basic earnings per Common Share	$0.70	$(0.05)	$0.83	$(0.05)
Net diluted earnings per Common Share	$0.69	$(0.05)	$0.82	$(0.05)

(1)	The total equity-based compensation expense for the three months ended September 30, 2008 and 2007 includes gross stock appreciation rights (“SARs”) income of approximately $0.2 million and $3.9 million, respectively. The SARs were granted on March 3, 2005 and August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the August 3, 2005 SARs upon issuance with an exercise price below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been remeasured using a Black-Scholes model and will continue to be remeasured each quarter until the unexercised SARs are exercised. Any increase in fair value is recorded as equity-based compensation expense. Any decrease in the fair value of the SARs is only recognized as income to the extent of the expense previously recorded. Of the 1.0 million SARs granted, 0.6 million SARs were exercised in fiscal 2007 and 0.3 million SARs were exercised in fiscal 2008.
(2)	The total equity-based compensation expense for the three months ended September 30, 2008 and 2007 also includes gross restricted share and restricted share unit expense of approximately $12.7 million and $10.9 million, respectively, gross employee option expense of approximately $8.5 million and $16.9 million, respectively, and gross employee stock purchase plan expense of approximately $3.4 million and $2.2 million, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2008 through September 30, 2008:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2008	32.1	$58.81
Granted	2.1	56.09
Exercised	—	—
Canceled	(1.0)	65.58

Balance at September 30, 2008	33.2	$58.68

Exercisable at September 30, 2008	26.9	$57.79

The weighted average fair value of stock options granted during the three months ended September 30, 2008 is $14.21.

12. SUBSEQUENT EVENTS

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued preferred variable debt securities to parties not affiliated with the Company. On October 3, 2008, the Company repaid the remaining balance of $148.8 million for the preferred debt securities.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2008 and June 30, 2008, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 2008 and 2007. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2008 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in the 2008 Form 10-K (under “Item 1A: Risk Factors”) and are incorporated in this Form 10-Q by reference. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Cardinal Health is a leading provider of products and services that help improve the safety and productivity of healthcare. The Company is one of the largest distributors of pharmaceuticals and medical supplies. Customers include hospitals and clinics, some of the largest drug store chains in the United States, and many other healthcare providers and retail outlets. The Company believes that its depth and breadth of products is unique in the industry and gives it a competitive advantage.

Continued demand for the Company’s products and services during the three months ended September 30, 2008 led to revenue of $24.3 billion, up 11% from the same period in the prior year. Operating earnings were approximately $426 million, a decline of 13% from the same period in the prior year. Operating earnings were favorably impacted by increased gross margin ($22 million) offset by increases in SG&A expenses ($52 million) and increases in restructuring charges ($35 million). Net earnings for the three months ended September 30, 2008 were $249 million and net diluted earnings per Common Share were $0.69.

Cash used in operating activities totaled $353 million during the three months ended September 30, 2008 primarily due to changes in the Company’s working capital. Cash used in investing activities was $95 million primarily due to capital spending ($89 million). Cash used in financing activities was $172 million primarily due to the Company’s repayment of long-term obligations ($153 million). Also during the three months ended September 30, 2008, the Company paid $50 million in dividends or $0.14 per share.

Planned Spin-Off of Clinical and Medical Products Businesses

On September 29, 2008, the Company announced that it plans to spin off most of its clinical and medical products businesses from its remaining businesses through a pro rata distribution to the Company’s shareholders (the “Planned Spin-Off”). The Company will retain the surgical and exam gloves, drapes and apparel and fluid management businesses that are currently part of the Clinical and Medical Products segment. Completion of the Planned Spin-Off is subject to final approval by the Company’s Board of Directors, confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement that will be filed with the SEC. While it is currently anticipated that the Planned Spin-Off will be completed by the middle of calendar 2009, there can be no assurance as to the timing or terms of the Planned Spin-Off should it be completed. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the Planned Spin-Off.

In connection with the Planned Spin-Off, the Company has announced that R. Kerry Clark will continue to lead the Company through the Planned Spin-Off and then retire as the Company’s Chairman and Chief Executive Officer. Following Mr. Clark’s retirement, George S. Barrett, Vice Chairman of Cardinal Health and Chief Executive Officer of Healthcare Supply Chain Services, is expected to become the Company’s Chairman and Chief Executive Officer. Jeffrey W. Henderson will remain the Company’s Chief Financial Officer. David L. Schlotterbeck, Vice Chairman of Cardinal Health and Chief Executive Officer of Clinical and Medical Products, is expected to become Chairman and Chief Executive Officer of the spin-off company.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions, except per Common Share amounts)	Change (1)	2008	2007
Revenue	11%	$24,347.2	$21,973.4
Cost of products sold	11%	22,982.7	20,631.2

	Three Months Ended September 30,
(in millions, except per Common Share amounts)	Change (1)	2008	2007
Gross margin	2%	1,364.5	1,342.2
Selling, general and administrative expenses	6%	882.2	830.1
Impairments, (gain)/loss on sale of assets and other, net	N.M.	3.6	(0.2)
Special items	N.M.	52.4	22.5

Operating earnings	(13)%	426.3	489.8
Interest expense and other	45%	62.4	42.9

Earnings before income taxes and discontinued operations	(19)%	363.9	446.9
Provision for income taxes	(21)%	114.1	143.7

Earnings from continuing operations	(18)%	249.8	303.2
Loss from discontinued operations, net of tax	N.M.	(0.7)	(1.4)

Net earnings	(17)%	$249.1	$301.8

Net diluted earnings per Common Share	(16)%	$0.69	$0.82

(1)	Change is calculated as the percentage increase or (decrease) for the three months ended September 30, 2008 compared to the same period in the prior year.

Revenue

Revenue for the three months ended September 30, 2008 increased $2.4 billion or 11% compared to the same period in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of pharmaceutical price appreciation and increased volume was $2.4 billion), the addition of new customers ($207 million) and the impact of acquisitions ($164 million). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 8.2% for the trailing twelve months ended September 30, 2008. Revenue was negatively impacted during the three months ended September 30, 2008 by the loss of customers ($445 million). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2008 increased $2.4 billion or 11% compared to the same period in the prior year. The increase in cost of products sold was mainly due to the respective 11% increase in revenue for the three months ended September 30, 2008 compared to the same period in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three months ended September 30, 2008 increased $22 million or 2% compared to the same period in the prior year. The increase in gross margin was primarily due to the respective 11% growth in revenue, which includes the impact of acquisitions ($36 million). Gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services segment ($107 million) as a result of increased sales volumes and the repricing of certain customer contracts over the last 12 months. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue; however, the Company expects the margin impact of these pricing pressures over the long-term will be mitigated through effective product sourcing, realization of synergies through integration of acquired businesses and continued focus on cost controls.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2008 increased $52 million or 6% compared to the same period in the prior year primarily in support of revenue growth, which includes the impact of acquisitions, net of divestitures ($16 million). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

The Company expects SG&A expenses to continue to increase compared to the prior year period in support of sales growth and new product and service offerings and as a result of the impact of acquisitions and increased investment in research and development and information technology projects; however the Company does expect to generate expense efficiencies through the integration of acquired companies and other cost controls. The Company also expects share-based and incentive compensation expense to increase in fiscal 2009. The expected increase to share-based compensation expense is due to changes to the standard vesting period for employee stock options; however, this increase is expected to be partially offset by increases in the Company’s forfeiture rates as a result of terminations related to the Company’s restructuring of the segment operating structure. Funding of the fiscal 2009 incentive compensation pool will be primarily driven by the performance of the Company versus its financial objectives, as determined by the Human Resources and Compensation Committee of the Company’s Board of Directors. Fiscal 2008 funding was impacted by below-target performance during the year.

Impairments, (Gain)/Loss on Sale of Assets and Other, Net

The Company recognized impairments, (gain)/loss on sale of assets and other, net of $4 million for the three months ended September 30, 2008.

Special Items

The following is a summary of the Company’s special items for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Restructuring charges	$49.7	$14.8
Acquisition integration charges	2.4	5.4
Litigation and other	0.3	2.3

Total special items	$52.4	$22.5

During the three months ended September 30, 2008, the Company recognized restructuring charges of $50 million primarily related to the restructuring of its segment operating structure. During the three months ended September 30, 2007, the Company recognized restructuring charges of $15 million primarily related to the relocation of the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s special items during the three months ended September 30, 2008 and 2007.

Operating Earnings

Operating earnings decreased $64 million, or 13%, during the three months ended September 30, 2008 compared to the same period in the prior year. The decrease is primarily due to the increased SG&A expenses ($52 million) and increased restructuring charges ($35 million), partially offset by higher gross margin ($22 million).

Interest Expense and Other

Interest expense and other increased $20 million or 45% during the three months ended September 30, 2008 compared to the same period in the prior year primarily due to the unfavorable impact of foreign exchange and other items ($14 million) and decreased investment income ($11 million). The increase was partially offset by decreased interest expense ($8 million) due to decreased borrowing levels.

The Company expects higher interest expense and other for fiscal 2009 compared to the prior year due to the unfavorable impact of the higher cost of borrowing and lower investment returns, partially offset by lower borrowing needs. In addition, the favorable impact of foreign exchange that was experienced in fiscal 2008 is not expected to continue in fiscal 2009.

Provision for Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

During fiscal 2008, the Company received NPAs from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $179 million. Also during fiscal 2008, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices total $598 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them. If these matters are not resolved in the Company’s favor, it may adversely affect the Company’s results of operations and financial condition. See Note 5 of “Notes to Condensed Consolidated Financial Statements” for more information on these matters.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 31.4% for the three months ended September 30, 2008, as compared to 32.2% for the three months ended September 30, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix, changes in the tax impact of special items and other discrete items, which may have unique tax consequences depending on the nature of the item.

The effective tax rate for the three months ended September 30, 2008 was favorably impacted by $8 million as the result of discrete tax adjustments. There was a favorable tax adjustment of $20 million as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain. Also, there was an unfavorable tax adjustment of $9 million for accrued interest expense related to proposed tax assessments. The remaining unfavorable adjustment of $3 million is due to miscellaneous discrete tax items.

See Note 5 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s provision for income taxes and unrecognized tax benefits.

Loss from Discontinued Operations

See Note 3 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

During the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment — in order to reduce costs and align resources with the needs of each segment. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 11 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three months period ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions, except growth rates)	Growth (1)	2008	2007
Healthcare Supply Chain Services	11%	$23,418.4	$21,092.9
Clinical and Medical Products	12%	1,154.9	1,032.4
All Other	(7)%	273.0	293.8

Total segment revenue	11%	24,846.3	22,419.1
Corporate (2)	N.M.	(499.1)	(445.7)

Total consolidated revenue	11%	$24,347.2	$21,973.4

(1)	Growth is calculated as the percentage increase or (decrease) for the three months ended September 30, 2008 as compared to the same period in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions, except growth rates)	Change (1)	2008	2007
Healthcare Supply Chain Services (2)	(16)%	$292.4	$347.3
Clinical and Medical Products (2)	15%	166.7	145.2
All Other (2)	7%	23.9	22.4

Total segment profit	(6)%	483.0	514.9
Corporate (2) (3)	N.M.	(56.7)	(25.1)

Consolidated operating earnings	(13)%	$426.3	$489.8

(1)	Growth is calculated as the percentage increase or (decrease) for the three months ended September 30, 2008 as compared to the same period in the prior year.
(2)	Investment spending previously held at Corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 in the 2008 Form 10-K for an explanation of investment spending.
(3)	For the three months ended September 30, 2008 and 2007, Corporate includes special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments, described below:

•

Special items — Corporate includes special items of $52 million and $23 million during the three months ended September 30, 2008 and 2007, respectively, (see Note 2 of “Notes of Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairments, (gain)/loss on sale of assets and other, net — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $4 million during the three months ended September 30, 2008.

Healthcare Supply Chain Services Performance

Healthcare Supply Chain Services revenue growth of $2.3 billion or 11% during the three month period ended September 30, 2008 as compared to the prior year period was primarily due to additional volume from existing customers and pharmaceutical price appreciation (the combined impact of pharmaceutical price appreciation and increased volume from existing customers was $2.4 billion). The pharmaceutical price appreciation index was 8.2% for the trailing twelve months ended September 30, 2008. Revenue was also positively impacted by the addition of new customers ($206 million). Negatively impacting growth in revenue was the loss of customers ($441 million). The DEA license suspensions and the Company’s controlled substance anti-diversion efforts resulted in non-bulk customer losses and adversely affected the Company’s ability to acquire new non-bulk customers. In October 2008, the Company entered into settlement agreements with the DEA and seven U.S. Attorneys’ offices resulting in reinstatement of the suspended licenses. The Company expects to resume controlled substance shipments from the distribution centers that were impacted by the license suspensions by the end of the second quarter of fiscal 2009.

Healthcare Supply Chain Services segment profit decreased $55 million or 16% during the three months ended September 30, 2008 compared to the same period in the prior year as a result of a $28 million decrease in gross margin and a $27 million increase in SG&A. The decline in gross margin was primarily due to increased customer discounts ($107 million) as a result of increased sales volume and the repricing of certain customer contracts within the last 12 months. The Company expects a certain level of continued customer discounting due to the competitive market in which it operates. Lost customer revenue from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected gross margin during the three months ended September 30, 2008. Gross margin was positively impacted by increased sales volume resulting in increased manufacturer cash discounts ($45 million) and distribution service agreement fees and pharmaceutical price appreciation (combined impact of $16 million). While the rolling twelve month pharmaceutical price appreciation index increased over the prior year, price increases for products upon which the Company benefits from pharmaceutical price appreciation were lower in the first quarter of fiscal 2009 when compared to the prior year period. SG&A expenses increased primarily as a result of increased volume ($11 million) and the impact of acquisitions ($6 million).

The Company’s results could be adversely affected if sales of pharmaceutical products decline, competitive pricing pressure intensifies, the frequency of new generic pharmaceutical launches decreases, generic price deflation increases, or pharmaceutical price appreciation on branded products decreases. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the Company is able to increase its gross margin, the frequency of new generic pharmaceutical launches increases, generic price deflation decreases, or pharmaceutical price appreciation on branded products increases.

Bulk and Non-Bulk Customers. The Healthcare Supply Chain Services segment differentiates between bulk and non-bulk customers with respect to the distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Hereinafter all references to bulk and non-bulk customers are confined to the product categories above. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. A single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for the three months ended September 30, 2008 and 2007:

(in millions)	2008	2007
Non-bulk customers:
Revenue from non-bulk customers	$10,608	$10,236
Segment expenses allocated to non-bulk customers(1)	10,405	9,999
Segment profit from non-bulk customers(1)	203	237
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers(1)	1.9%	2.3%
Bulk customers:
Revenue from bulk customers	$10,729	$8,940
Segment expenses allocated to bulk customers(1)	10,711	8,884
Segment profit from bulk customers(1)	18	56
Segment profit from bulk customers as a percentage of revenue from bulk customers(1)	0.2%	0.6%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

The internal analysis indicated segment expenses as a percentage of revenue were higher for bulk customers than for non-bulk customers because of higher segment cost of products sold partially offset by lower segment SG&A expenses. Bulk customers receive lower pricing on sales of the same products than non-bulk customers due to volume pricing in a competitive market and the lower costs related to the services provided by the Company. In addition, sales to bulk customers in aggregate generate higher segment cost of products sold as a percentage of revenue than sales to non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk customers is also driven by lower manufacturer distribution service agreement fees and branded pharmaceutical price appreciation and lower manufacturer cash discounts. Manufacturer distribution service agreement fees and manufacturer cash discounts are recognized as a reduction to segment cost of products sold and are lower as a percentage of revenue due to the mix of products sold. Pharmaceutical price appreciation increases customer pricing which, in turn, results in higher segment gross margin for sales of inventory that was on-hand at the time of the manufacturer’s price increase. Since products sold to bulk customers are generally held in inventory for a shorter time than products sold to non-bulk customers, there is less opportunity to realize the benefit of pharmaceutical price appreciation. Consequently, segment cost of products sold as a percentage of revenue for bulk customers is higher than for non-bulk customers and segment gross margin as a percentage of revenue is substantially lower for bulk customers than for non-bulk customers. Deliveries to bulk customers require substantially less services by the Company than deliveries to non-bulk customers. As such, segment SG&A expenses as a percentage of revenue from bulk customers are substantially lower than from non-bulk customers. These factors result in segment profit as a percentage of revenue being significantly lower for bulk customers than for non-bulk customers.

The Company defines bulk and non-bulk customers based on the way in which the Company operates its business and the services it performs for its customers. The Company is not aware of an industry standard regarding the definition of bulk customers and based solely on a review of the Annual Reports on Form 10-K of other national pharmaceutical wholesalers, the Company notes that other companies in comparable businesses may, or may not, use a different definition of bulk customers.

During the three months ended September 30, 2008, revenue from non-bulk customers increased $372 million compared to the prior year due to increased volume from existing customers, partially offset by the adverse impact from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts. Segment profit from non-bulk customers decreased $34 million during the three months ended September 30, 2008 compared to the prior year due to an increase in customer discounts partially offset by an increase in manufacturer cash discounts related to sales volume growth.

During the three months ended September 30, 2008, revenue from bulk customers increased $1.8 billion compared to the prior year due to increased volume from existing customers and new customers. Segment profit from bulk customers decreased $38 million during the three months ended September 30, 2008 compared to the prior year due to increased customer discounts partially offset by increased manufacturer cash discounts related to sales volume growth.

Clinical and Medical Products Performance

Clinical and Medical Products segment revenue grew $123 million or 12% during the three months ended September 30, 2008 compared to the prior year period. Revenue growth was favorably impacted by the Enturia acquisition ($47 million), international revenue growth ($45 million), which includes the net favorable impact of foreign exchange ($11 million), increased volume from existing customers ($24 million) and new products ($17 million).

Clinical and Medical Products segment profit increased $22 million or 15% during the three months ended September 30, 2008 compared to the prior year period. Gross margin increased segment profit by $56 million during the three months ended September 30, 2008 primarily as a result of revenue growth, the Enturia acquisition ($28 million) and international gross margin growth ($20 million), which includes the net favorable impact of foreign exchange ($3 million), offset by an increase in raw material costs ($18 million). Increases in SG&A expenses decreased segment profit by $34 million during the three months ended September 30, 2008 primarily from the impact of the Enturia acquisition ($14 million).

This segment expects to incur increased raw material costs until later in fiscal 2009 due to the higher price of resins and petroleum-based products that the segment uses to produce its products. Resin prices generally tend to lag the movement in oil prices by a few months. In addition, raw material contract terms are typically structured to adjust prices on a periodic basis. This has the effect of delaying the impact of decreasing oil prices. The Company also has observed certain hospitals delaying capital equipment purchase decisions, which it expects to have an adverse impact on the Clinical and Medical Products segment results for the second quarter of fiscal 2009.

All Other Performance

All Other segment revenue declined $21 million or 7% during the three months ended September 30, 2008 compared to the prior year period. The revenue decline was driven by lost customers and decreased utilization for existing customers (combined impact of $17 million) and the divestiture of the Medsystems business ($5 million).

All Other segment profit increased $2 million or 7% during the three months ended September 30, 2008 compared to the prior year period. A decline in gross margin decreased segment profit by $3 million and a decline in SG&A expenses increased segment profit by $5 million during the three months ended September 30, 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in millions)	2008	2007
Net cash provided by/(used in):
Operating activities	$(352.9)	$408.8
Investing activities	$(94.7)	$(45.2)
Financing activities	$(171.5)	$(382.8)

Operating activities. Net cash used in operating activities during the three months ended September 30, 2008 totaled $353 million compared to net cash provided by operating activities during the three months ended September 30, 2007 of $409 million. The decrease in net cash from operating activities was primarily a result of an increase in working capital compared to the prior year period. The most significant changes in working capital were increased inventories ($874 million) and increased trade receivables ($782 million), partially offset by increased accounts payable ($983 million). These increases were due primarily to Healthcare Supply Chain Services revenue growth as well as the timing of inventory purchases, receipts and payments. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors during the regular course of business.

Investing activities. Net cash used in investing activities of $95 million during the three months ended September 30, 2008 primarily reflected capital spending ($89 million).

Net cash used in investing activities of $45 million during the three months ended September 30, 2007 reflected capital spending ($89 million) and cash used to complete the Viasys acquisition ($88 million) within the Clinical and Medical Products segment. These uses of cash were partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million).

Financing activities. Net cash used in financing activities of $172 million during the three months ended September 30, 2008 reflected the Company’s repayment of long-term obligations ($153 million) and dividend payments to shareholders ($50 million). Cash provided by financing activities included proceeds received from shares issued under various employee stock plans ($18 million).

Net cash used in financing activities of $383 million during the three months ended September 30, 2007 reflected the Company’s repurchase of its Common Shares ($675 million) and dividend payments to shareholders ($44 million). Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($232 million) and proceeds received from shares issued under various employee stock plans ($106 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Share Repurchase Program

During the three months ended September 30, 2008, the Company did not purchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At September 30, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. The Company expects share repurchases for fiscal 2009 to approximately offset dilution from issuances of equity compensation.

See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

The Company’s cash and equivalents balance was $672 million at September 30, 2008 compared to $1.3 billion at June 30, 2008. The cash balance at September 30, 2008 was affected by the repayment of $150 million of 6.25% notes due 2008 in July 2008 and by net cash used in operating activities of $353 million, which was driven by an increase in working capital as described above.

The Company’s cash and equivalents balance as of September 30, 2008 included $401 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The U.S. parent of the Company may temporarily access cash held by foreign subsidiaries without subjecting it to U.S. federal income tax through intercompany loans. A notice issued by the IRS in October 2008 announced that the Treasury Department will issue regulations that will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Internal Revenue Code of 1986, as amended. Such intercompany loans from foreign subsidiaries to the U.S. parent must be repaid within 60 days from commencement and cannot exceed 180 cumulative days during the year. The position set forth in the notice will apply for the Company until June 30, 2010.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables. The Company had no outstanding borrowings from the commercial paper program at September 30, 2008, but the Company has been able to access the commercial paper market during the quarter to a sufficient degree to meet liquidity needs. Due to general market conditions, however, market demand for the Company’s A-2, P-2 and F2-rated commercial paper has been limited to approximately $200 million to date and at higher rates and for shorter maturities than prevailed previously. The receivables sales facility program expires in mid-November 2008 and the Company expects to amend the facility to extend it for an additional 364 days before expiration.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued preferred variable debt securities to parties not affiliated with the Company. On October 3, 2008, the Company repaid the remaining balance of $149 million for the preferred debt securities.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 5, 10 and 19 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K.

The Company currently believes that, based upon existing cash, operating cash flows, available capital resources (as discussed above) and other available market transactions, it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, working capital needs, contractual obligations and current and projected debt service requirements, including those related to business combinations.

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

Debt Ratings/Covenants

The Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The S&P and Fitch rating outlooks are “stable.” With the announcement of the Planned Spin-Off, Moody’s changed its ratings outlook from “stable” to “review for possible downgrade.” It is possible that the Planned Spin-Off could be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although it will not trigger an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies may eliminate or significantly diminish the Company’s ability to gain access to the commercial paper market, resulting in the need for the Company to utilize alternative sources of credit at rates that may be higher than would otherwise be available to the Company.

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of September 30, 2008, the Company was in compliance with this covenant. If the Planned Spin-Off occurs, the net worth of the Company is expected to fall below $5.0 billion; therefore, the terms of this covenant will be modified prior to the Planned Spin-Off.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources — Capital Resources” above and Note 19 in “Notes to Consolidated Financial Statements” in the 2008 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 in “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2008 Form 10-K. See “Part II, Item 1A—Risk Factors” for risk factors relating to disruptions in the financial markets.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During fiscal 2008, the Company began processing selected financial transactions for its corporate functions and certain businesses within its Clinical and Medical Products and All Other segments on a newly implemented accounting software system. During the quarter ended September 30, 2008, the Company transitioned selected financial processes for certain businesses within its Healthcare Supply Chain Services segment, including its pharmaceutical supply chain, nuclear pharmacy and Canadian distribution businesses, to the new accounting software system. The Company will transition the majority of its remaining businesses to the new accounting software system later in fiscal 2009. This change of systems is designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. During fiscal 2008, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. Except for those made in connection with the new accounting software system, there were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. The Company’s management, including its principal executive officer and the principal financial officer, does not expect that the Company’s disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

The legal proceedings described in Note 6 of “Notes to Condensed Consolidated Financial Statements” are incorporated in this Part II, Item 1 by reference.

Item 1A:	Risk Factors

The information presented below sets forth material changes from the risk factors described in “Item 1A—Risk Factors” in the Company’s 2008 Form 10-K and should be read in conjunction with the risk factors and information described in the 2008 Form 10-K and the Company’s filings with the SEC since June 30, 2008.

Disruptions in the financial market may adversely affect the availability and cost of credit to the Company.

The Company’s ability to make scheduled payments or refinance its obligations with respect to indebtedness will depend on its operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond its control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions, decreased liquidity and higher costs in the commercial paper market and reduced markets for securitizations, may adversely affect the availability and cost of credit already arranged, and the availability, terms and cost of credit in the future, including the arrangements to renew or replace the Company’s receivables sales facility program, which expires in November 2008, and any financing necessary to consummate the Planned Spin-Off. There can be no assurances that recent government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to the Company.

The financial soundness of the Company’s customers and vendors could affect its business and results of operations.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, the Company’s customers and vendors may experience cash flow concerns. As a result, customers may modify, delay or cancel plans to purchase the Company’s products and vendors may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or vendors’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company and vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay the Company for its products or any demands by vendors for different payment terms may adversely affect the Company’s earnings and cash flow.

The Company may be unable to complete the Planned Spin-Off.

There can be no assurance that the Planned Spin-Off will be completed in the manner and timeframe currently contemplated, or at all. The Company may determine not to move forward with the Planned Spin-Off for a number of reasons, including:

•

the Company’s ability to satisfy certain conditions precedent to the Planned Spin-Off, including final approval by the Company’s Board of Directors, receipt of confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement for the Planned Spin-Off expected to be filed with the SEC;

•	changes in business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in operating performance of the Company; and

•	the Company’s ability to obtain the financing necessary to consummate the Planned Spin-Off.

Increased demands on the Company’s management team as a result of preparing for and completing the Planned Spin-Off could distract management’s attention from operating the business.

Management currently estimates that the Planned Spin-Off will be completed by the middle of calendar 2009. The complexity of effecting the Planned Spin-Off will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. The increased demands on the Company’s management team as a result of the Planned Spin-Off during this period could distract management’s attention from fulfilling its regular responsibilities, which could adversely affect the Company’s business.

The Company and the spin-off company may not achieve some or all of the expected benefits of the Planned Spin-Off.

Each of the Company and the spin-off company may not be able to achieve the full strategic and financial benefits expected to result from the Planned Spin-Off, or such benefits may be delayed. For example, there can be no assurance that analysts and investors will regard the corporate structures of each of the independent companies as more clear and simple than the current Company corporate structure or place a greater value on the sum of each of the independent companies as compared to the current Company. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for the shareholders of the Company or, after the Planned Spin-Off, the shareholders of the spin-off company.

The Company’s businesses will be less diversified because of the Planned Spin-Off, which may adversely affect the Company’s business and operating results and could result in a lower credit rating, which could also adversely affect the Company’s business.

The Company will have a different operational and financial profile because of the Planned Spin-Off. The Company’s current diversification of revenue sources, resulting from the clinical and medical products businesses that will be spun off and the Company’s other businesses, can have the effect of moderating operational volatility. Following the completion of the Planned Spin-Off, the Company’s diversification of revenue sources will diminish, and, as a result, the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

Currently, the Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The S&P and Fitch rating outlooks are “stable.” With the announcement of the Planned Spin-Off, Moody’s changed its ratings outlook from “stable” to “review for possible downgrade.” It is possible that the Planned Spin-Off could be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although it will not trigger an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies may eliminate or significantly diminish the Company’s ability to gain access to the commercial paper market, resulting in the need for the Company to utilize alternative sources of credit at rates that may be higher than would otherwise be available to the Company.

If, following the completion of the Planned Spin-Off, there is a determination that the Planned Spin-Off is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertaking underlying the IRS ruling or tax opinions are incorrect or for any other reason, then the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

The Planned Spin-Off is conditioned upon the Company’s receipt of a private letter ruling from the IRS and opinions of tax counsel confirming that the Planned Spin-Off will generally qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The ruling and opinions will rely on certain facts, assumptions, representations and undertakings from the Company and the new spin-off company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Planned Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or the spin-off company after the Planned Spin-Off. If the Planned Spin-Off is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in the 2008 Form 10-K (which could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects) and the developments disclosed in the Company’s filings with the SEC since the date of the 2008 Form 10-K that relate to the risks described in the 2008 Form 10-K. The risks described in the 2008 Form 10-K are not the only risks that the Company faces. The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to the Company at the time of the filing of this Form 10-Q or that the Company currently considers to be immaterial.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2008	6,309	$52.45	—	$1,250,377,214
August 1–31, 2008	165,259	55.56	—	1,250,377,214
September 1–30, 2008	43,240	49.58	—	1,250,377,214

Total	214,808	$54.27	—	$1,250,377,214

(1)	Includes 217, 139, and 585 Common Shares purchased in July, August and September 2008, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 6,092, 165,120 and 42,655 restricted shares surrendered in July, August and September 2008, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended September 30, 2008, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009. At September 30, 2008, approximately $1.3 billion remains from the $2.0 billion repurchase authorization. The Company expects share repurchases for fiscal 2009 to approximately offset dilution from issuances of equity compensation.

Item 5:	Other Information

The Cardinal Health, Inc. 2005 Long-Term Incentive Plan, which was approved by the Company’s shareholders on November 2, 2005, is an “omnibus” plan that authorizes the grant of stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock units), other stock-based awards and cash awards. On November 5, 2008, at the Annual Meeting of Shareholders of the Company, the shareholders of the Company approved certain amendments to the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (the “Plan”). The amendments to the Plan that were approved by the shareholders include the following:

•	An increase to the maximum number of Common Shares reserved for the grant or settlement of awards under the Plan from 18,000,000 to 29,000,000 Common Shares;

•	An increase to the aggregate number of Common Shares that may be granted subject to stock awards and other stock-based awards from 6,000,000 to 11,000,000 Common Shares;

•	An increase to the aggregate number of shares that may be used for stock awards and other stock-based awards with no minimum vesting period from 600,000 to 1,100,000 Common Shares;

•	A new allowance of 1,000,000 Common Shares that may be used for stock options and stock appreciation rights with no minimum vesting period;

•	A new exception to the minimum vesting requirements in connection with a disaffiliation of a subsidiary or affiliate of the Company;

•	A change to the $7,500,000 annual limit on cash awards so that the limit is now based on the aggregate maximum value of the cash awards on the date of grant;

•	A strengthening of the provision that prohibits the Company from repricing outstanding stock options or stock appreciation rights;

•

A new provision that expressly authorizes the Plan’s administrator to require a participant to repay the value received from awards, or a portion thereof, upon the participant’s misconduct that causes or contributes to a restatement of the financial statements of the Company; and

•	A new set of provisions that require the Plan and any awards granted under the Plan to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

The foregoing summary of the Plan is not complete and is qualified in its entirety by the provisions of the Plan, which is filed herewith as Exhibit 10.1.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended

10.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008)

10.2	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended

10.3	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for RSU grants to be made in connection with the Planned Spin-Off (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)

10.4	First Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.5	Amendment, dated as of September 26, 2008, to Employment Agreement, dated as of April 17, 2006, as amended on September 21, 2007, by and between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)

10.6	Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and each of R. Kerry Clark, George S. Barrett and David L. Schlotterbeck

10.7	Third Amendment to Second Amended and Restated Employment Agreement, dated August 19, 2008, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.17.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: November 7, 2008	/s/ R. Kerry Clark
R. Kerry Clark
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer