Form 10-Q
period 2008-12-31
CARDINAL HEALTH INC
filed 2009-02-09
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2008

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

The number of Registrant’s Common Shares outstanding at the close of business on February 6, 2009 was as follows:

Common Shares, without par value: 360,392,903

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$25,099.5	$23,282.7	$49,446.7	$45,256.1
Cost of products sold	23,683.1	21,928.1	46,665.8	42,559.3

Gross margin	1,416.4	1,354.6	2,780.9	2,696.8
Selling, general and administrative expenses	851.9	828.9	1,734.1	1,659.0
Impairments, (gain)/loss on sale of assets and other, net	6.9	(23.0)	10.5	(23.2)
Special items – restructuring charges	14.2	31.5	63.9	46.2
– acquisition integration charges	5.8	10.0	8.2	15.5
– litigation and other	(0.3)	(12.0)	—	(9.7)

Operating earnings	537.9	519.2	964.2	1,009.0
Interest expense and other	62.4	50.0	124.8	92.9

Earnings before income taxes and discontinued operations	475.5	469.2	839.4	916.1
Provision for income taxes	156.6	144.1	270.7	287.8

Earnings from continuing operations	318.9	325.1	568.7	628.3
Loss from discontinued operations (net of tax expense of $2.4 and $0.7, respectively, for the three months ended December 31, 2008 and 2007 and $3.0 and $2.7, respectively, for the six months ended December 31, 2008 and 2007)	(2.4)	(0.4)	(3.1)	(1.8)

Net earnings	$316.5	$324.7	$565.6	$626.5

Basic earnings per Common Share:
Continuing operations	$0.89	$0.91	$1.59	$1.74
Discontinued operations	—	—	(0.01)	—

Net basic earnings per Common Share	$0.89	$0.91	$1.58	$1.74

Diluted earnings per Common Share:
Continuing operations	$0.88	$0.89	$1.57	$1.71
Discontinued operations	—	—	—	(0.01)

Net diluted earnings per Common Share	$0.88	$0.89	$1.57	$1.70

Weighted average number of Common Shares outstanding:
Basic	357.3	358.7	357.0	360.8
Diluted	360.3	364.6	361.2	367.8
Cash dividends declared per Common Share	$0.14	$0.12	$0.28	$0.24

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$772.6	$1,291.3
Trade receivables, net	5,215.3	5,006.9
Current portion of net investment in sales-type leases	388.8	383.7
Inventories	8,535.8	6,768.8
Prepaid expenses and other	624.1	593.1
Assets held for sale	—	140.4

Total current assets	15,536.6	14,184.2

Property and equipment, at cost	3,611.0	3,732.8
Accumulated depreciation and amortization	(1,881.4)	(1,995.6)

Property and equipment, net	1,729.6	1,737.2
Other assets:
Net investment in sales-type leases, less current portion	946.6	916.8
Goodwill and other intangibles, net	6,183.0	6,225.9
Other	619.0	384.1

Total assets	$25,014.8	$23,448.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$467.4	$159.0
Accounts payable	9,666.2	8,311.8
Other accrued liabilities	1,503.0	1,889.7
Liabilities from businesses held for sale and discontinued operations	2.4	15.4

Total current liabilities	11,639.0	10,375.9

Long-term obligations, less current portion and other short-term borrowings	3,389.2	3,687.4
Deferred income taxes and other liabilities	1,858.7	1,637.4
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued–none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 364.5 million shares and 364.7 million shares at December 31, 2008 and June 30, 2008, respectively	3,005.1	3,001.2
Retained earnings	5,481.4	5,016.2
Common Shares in treasury, at cost, 4.9 million shares and 7.6 million shares at December 31, 2008 and June 30, 2008 , respectively	(399.9)	(480.7)
Accumulated other comprehensive income	41.3	210.8

Total shareholders’ equity	8,127.9	7,747.5

Total liabilities and shareholders’ equity	$25,014.8	$23,448.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$565.6	$626.5
Loss from discontinued operations	3.1	1.8

Earnings from continuing operations	568.7	628.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	200.5	191.9
Impairments, (gain) / loss on sale of assets and other, net	10.5	(23.2)
Equity compensation	59.2	54.5
Provision for bad debts	26.8	10.4
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(153.5)	(150.6)
Increase in inventories	(1,718.2)	(253.6)
Increase in net investment in sales-type leases	(35.0)	(58.6)
Increase / (decrease) in accounts payable	1,295.5	(179.9)
Other accrued liabilities and operating items, net	(332.6)	195.9

Net cash provided by / (used in) operating activities – continuing operations	(78.1)	415.1
Net cash used in operating activities – discontinued operations	(3.2)	(32.5)

Net cash provided by / (used in) operating activities	(81.3)	382.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(6.2)	(39.2)
Proceeds from sale of property and equipment	12.3	7.4
Additions to property and equipment	(182.2)	(172.1)
Sale of investment securities available for sale, net	—	131.9

Net cash used in investing activities – continuing operations	(176.1)	(72.0)
Net cash used in investing activities – discontinued operations	—	—

Net cash used in investing activities	(176.1)	(72.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	101.1	519.4
Reduction of long-term obligations	(307.1)	(14.1)
Proceeds from long-term obligations, net of issuance costs	21.7	1.0
Proceeds from issuance of Common Shares	20.7	164.4
Tax benefits from exercises of stock options	2.3	14.0
Dividends on Common Shares	(100.0)	(87.7)
Purchase of treasury shares	—	(1,032.0)

Net cash used in financing activities – continuing operations	(261.3)	(435.0)
Net cash used in financing activities – discontinued operations	—	—

Net cash used in financing activities	(261.3)	(435.0)

NET DECREASE IN CASH AND EQUIVALENTS	(518.7)	(124.4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,291.3	1,308.8

CASH AND EQUIVALENTS AT END OF PERIOD	$772.6	$1,184.4

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

Clinical and Medical Products. This reportable segment is comprised of all of the businesses formerly within the Clinical Technologies and Services segment other than the pharmacy services businesses (outsourced hospital pharmacy management services) and all of the businesses formerly within the Medical Products and Technologies segment other than the Tecomet (orthopedic implants and instruments) and Medsystems (enteral devices and airway management products) businesses, which were acquired by the Company through its acquisition of VIASYS Healthcare Inc. (“Viasys”) in fiscal 2007.

All Other. This reportable segment is comprised of Medicine Shoppe and the pharmacy services business. It also included the Medsystems and Tecomet businesses until both of these businesses were sold during the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008.

On September 29, 2008, the Company announced that it plans to spin off most of its clinical and medical products businesses from its remaining businesses through a pro rata distribution to the Company’s shareholders (the “Planned Spin-Off”). The Company will retain certain surgical and exam gloves, drapes and apparel, and fluid management businesses that are currently part of the Clinical and Medical Products segment. Completion of the Planned Spin-Off is subject to final approval by the Company’s Board of Directors, confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement that will be filed with the U.S. Securities and Exchange Commission (the “SEC”). While it is currently anticipated that the Planned Spin-Off will be completed by the middle of calendar 2009, there can be no assurance as to the timing or terms of the Planned Spin-Off should it be completed. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the Planned Spin-Off.

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

Recent Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Refer to Note 9 for additional information regarding the Company’s adoption of this Statement.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115.” This Statement creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, on an instrument-by-instrument basis. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Refer to Note 9 for additional information regarding the Company’s adoption of this Statement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which reorganizes the GAAP hierarchy. This Statement became effective on November 15, 2008. There was no material impact on the Company’s financial position or results of operations upon adoption of this Statement.

2. SPECIAL ITEMS

Special Items Policy

The Company classifies restructuring charges, acquisition integration charges and certain litigation and other items as special items. A restructuring activity is a program whereby the Company fundamentally changes its operations such as closing facilities, moving a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. Restructuring charges are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit which is recognized over its future service period.

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

Special Items

The following is a summary of the special items for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except for Diluted EPS amounts)	2008	2007	2008	2007
Restructuring charges	$14.2	$31.5	$63.9	$46.2
Acquisition integration charges	5.8	10.0	8.2	15.5
Litigation, net	(0.2)	(13.0)	0.1	(12.2)
Other	(0.1)	1.0	(0.1)	2.5

Total special items	$19.7	$29.5	$72.1	$52.0
Tax effect of special items (1)	(7.2)	(11.2)	(24.4)	(18.9)

Decrease in net earnings from special items	$12.5	$18.3	$47.7	$33.1

Decrease in diluted earnings per Common Share from special items	$0.04	$0.05	$0.13	$0.09

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred.

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

At the beginning of fiscal 2009, the Company undertook a major restructuring of its segment operating structure. Effective July 1, 2008, the Company consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment. In addition, during fiscal 2009, the Company is incurring restructuring expenses related to the Planned Spin-Off.

In addition to the restructuring programs discussed above, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

The following table segregates the Company’s restructuring charges into the reportable segments affected by the restructuring projects for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Healthcare Supply Chain Services
Employee-related costs (1)	$(0.5)	$7.0	$0.9	$9.2
Facility exit and other costs (2)	1.4	0.3	2.8	0.3

Total Healthcare Supply Chain Services	0.9	7.3	3.7	9.5

Clinical and Medical Products
Employee-related costs (1)	0.1	0.9	2.3	2.2

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Facility exit and other costs (2)	0.8	(0.1)	0.7	(0.7)

Total Clinical and Medical Products	0.9	0.8	3.0	1.5

Related to multiple segments
Employee-related costs (1)	(0.6)	9.9	43.3	19.8
Facility exit and other costs (2)	13.0	13.5	13.9	15.4

Total related to multiple segments	12.4	23.4	57.2	35.2

Total restructuring charges	$14.2	$31.5	$63.9	$46.2

(1)	Employee-related costs consist primarily of one-time termination benefits recognized in accordance with the provisions of SFAS No. 146. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

The costs incurred within the Healthcare Supply Chain Services segment for the three and six months ended December 31, 2008 primarily related to the closure of a facility and planned headcount reductions within existing operations. The costs incurred within this segment for the three and six months ended December 31, 2007 primarily related to the closure of a distribution center and planned headcount reductions within existing operations.

The costs incurred within the Clinical and Medical Products segment during the three and six months ended December 31, 2008 and 2007 primarily related to the closure of facilities and planned headcount reductions within existing operations.

The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2008 primarily related to the Planned Spin-Off. In addition, costs incurred during the six months ended December 31, 2008 related to the fiscal 2009 restructuring of the Company’s segment operating structure. The costs incurred related to projects that impacted multiple segments during the three and six months ended December 31, 2007 primarily related to the relocation of the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

The following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of December 31, 2008:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services	2009	97	6
Clinical and Medical Products	2009	228	198
All Other	2009	296	95
Related to multiple segments (2)	2009	912	838

Total headcount reductions		1,533	1,137

(1)	Represents projects that have been initiated as of December 31, 2008.
(2)	Includes, among other restructuring projects, employees displaced as a result of the relocation of the medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three and six months ended December 31, 2008 and 2007 were primarily a result of the acquisition of Viasys. During the periods noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Acquisition integration charges:
Employee-related costs	$0.1	$0.5	$2.4	$1.3
Asset impairments and other exit costs	—	0.1	—	0.1
Other integration costs	5.7	9.4	5.8	14.1

Total acquisition integration charges	$5.8	$10.0	$8.2	$15.5

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

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Litigation charges/(income):
Derivative litigation	$—	$(23.0)	$—	$(23.0)
Pharmaceutical manufacturer antitrust litigation	—	—	—	(0.2)
Other	(0.2)	10.0	0.1	11.0

Total litigation, net	$(0.2)	$(13.0)	$0.1	$(12.2)

Derivative Litigation. The Company recognized income of $23.0 million during the three months ended December 31, 2007 related to settlement of certain Derivative Actions. For further information, see Note 12 of the 2008 Form 10-K.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million during the six months ended December 31, 2007 resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through December 31, 2008 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

Other Litigation. The Company recorded reserves totaling $10.0 million and $11.0 million during the three and six months ended December 31, 2007, respectively, with respect to certain litigation matters in the Company’s Healthcare Supply Chain Services segment.

Other

Other costs included in special items primarily relate to legal fees and document preservation and production costs incurred in connection with an SEC investigation and related matters. For information regarding this matter, see the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the six months ended December 31, 2008:

(in millions)	Six Months Ended December 31, 2008
Balance at June 30, 2008	$97.8
Additions (1)	72.3
Payments	(117.9)

Balance at December 31, 2008	$52.2

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP.

Future Spend

Certain acquisition and restructuring charges are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $62.8 million (approximately $41.3 million net of tax). These estimated costs are primarily associated with the integration of Viasys within the Clinical and Medical Products segment and do not include costs associated with the Planned Spin-Off. The Company expects to incur significant costs associated with the Planned Spin-Off during the remaining quarters of fiscal 2009.

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

During the three months ended December 31, 2007, the Company recognized a $23.3 million gain from the divestiture of an investment within the Healthcare Supply Chain Services segment.

3. ACCOUNTS RECEIVABLE

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which was exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which was consolidated by the Company, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. As part of an amendment to certain of the facility terms of the preferred debt securities in October 2006, the Company repaid $500.0 million of the principal balance. In October 2008, the Company repaid the remaining balance and the agreement was terminated. See Note 10 in the 2008 Form 10-K for additional information.

This arrangement is separate and distinct from the Company’s committed receivables sales facility program. See Note 14 for a discussion of the committed receivables sales facility program.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

See Note 8 in the 2007 Form 10-K for information regarding the sale of the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”) during the fourth quarter of fiscal 2007.

The Company incurred minor amounts of activity related to the PTS Business during the three and six months ended December 31, 2008 and 2007, respectively, as a result of finalizing certain assumptions made at the time of the sale and activity under a transition services agreement. The loss related to this activity included in discontinued operations for the three and six months ended December 31, 2008 was $2.4 million and $3.1 million, respectively. The loss related to this activity included in discontinued operations for the three and six months ended December 31, 2007 was $0.4 million and $1.8 million, respectively.

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were $2.4 million and $2.5 million as of December 31, 2008 and June 30, 2008, respectively.

Cash flows generated from the discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the third quarter of fiscal 2008, the Company committed to plans to sell the Tecomet and Medsystems businesses within its All Other segment, thereby meeting the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses were presented separately as held for sale on the Company’s condensed consolidated balance sheet at June 30, 2008. During the first quarter of fiscal 2009, the Company completed the sale of these businesses. The results of these businesses are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings.

At June 30, 2008, the major components of these businesses’ assets and liabilities held for sale were as follows:

(in millions)	2008
Current assets	$25.8
Property and equipment, net	12.8
Other assets	101.8

Total assets	$140.4

Current liabilities	$12.2
Long-term debt and other	0.7

Total liabilities	$12.9

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Goodwill

The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the six months ended December 31, 2008:

(in millions)	Healthcare Supply Chain Services	Clinical and Medical Products	All Other	Total
Balance at June 30, 2008	$1,611.8	$3,456.3	$63.6	$5,131.7
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other (1) (2)	(45.0)	33.0	—	(12.0)

Balance at December 31, 2008	$1,566.8	$3,489.3	$63.6	$5,119.7

(1)	The decrease within the Healthcare Supply Chain Services segment primarily related to foreign currency translation adjustments of $64.0 million offset by minor acquisitions of $16.3 million.
(2)	The increase within the Clinical and Medical Products segment primarily related to an unrecognized tax benefit adjustment of $46.3 million partially offset by foreign currency translation adjustments of $16.7 million.

The allocations of the purchase price related to the Enturia and other minor acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analysis. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible Assets

Intangible assets with definite lives are amortized using the straight-line method over periods that range from three to forty years. The detail of other intangible assets by class as of June 30, 2008 and December 31, 2008 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Unamortized intangibles:
Trademarks and patents	$372.2	$0.4	$371.8

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Total unamortized intangibles	$372.2	$0.4	$371.8
Amortized intangibles:
Trademarks and patents	$262.5	$83.7	$178.8
Non-compete agreements	6.7	3.7	3.0
Customer relationships	604.3	142.7	461.6
Other	144.5	65.5	79.0

Total amortized intangibles	$1,018.0	$295.6	$722.4

Total intangibles	$1,390.2	$296.0	$1,094.2

December 31, 2008
Unamortized intangibles:
Trademarks and patents	$349.6	$0.4	$349.2

Total unamortized intangibles	$349.6	$0.4	$349.2
Amortized intangibles:
Trademarks and patents	$291.5	$96.4	$195.1
Non-compete agreements	8.6	4.8	3.8
Customer relationships	607.3	169.3	438.0
Other	139.3	62.1	77.2

Total amortized intangibles	$1,046.7	$332.6	$714.1

Total intangibles	$1,396.3	$333.0	$1,063.3

There were no significant acquisitions of other intangible assets during the period presented. Amortization expense for the three and six months ended December 31, 2008 was $22.8 million and $45.8 million, respectively, and $23.5 million and $46.7 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2009	2010	2011	2012	2013
Amortization expense	$91.0	$88.0	$86.7	$78.7	$56.6

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

The balance of unrecognized tax benefits and the amount of interest and penalties were as follows as of December 31, 2008 and June 30, 2008:

(in millions)	December 31, 2008	June 30, 2008
Unrecognized tax benefits (1) (2)	$852.1	$762.9
Portion that, if recognized, would reduce tax expense and effective tax rate	563.4	529.1
Accrued penalties and interest (3)	236.8	195.4

(1)	The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

(2)	Includes a $46.3 million increase recorded through goodwill during the six months ended December 31, 2008.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustments (“NPAs”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $178.9 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company, in normal course, terminated the transaction during the second quarter of fiscal 2009.

During the six months ended December 31, 2008, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices total $598.1 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

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

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 33.0% and 32.3%, respectively, for the three and six months ended December 31, 2008, as compared to 30.7% and 31.4%, respectively, for the three and six months ended December 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

During the three and six months ended December 31, 2008, the effective tax rate was favorably impacted by discrete tax adjustments of $8.7 million and $16.2 million, respectively. During the six months ended December 31, 2008, there was a favorable tax adjustment of $23.0 million as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain. Also, there was an unfavorable tax adjustment of $9.2 million for accrued interest expense related to an unrecognized tax benefit recorded through goodwill. The remaining favorable adjustment of $2.4 million is due to miscellaneous discrete tax items.

7. CONTINGENT LIABILITIES

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

Shareholder/ERISA Litigation against Syncor

Eleven purported class action lawsuits were filed against Syncor International Corporation (“Syncor”) and certain of its officers and directors, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Central District of California, where they were consolidated into a single proceedings referred to as In re Syncor International

Corp. Securities Litigation (the “Syncor federal securities litigation”). The lead plaintiff filed a third amended consolidated complaint on December 29, 2004. The Syncor federal securities litigation purported to be brought on behalf of all purchasers of Syncor shares during various periods, beginning as early as March 30, 2000 and ending as late as November 5, 2002, all prior to the Company’s acquisition of Syncor. The Syncor federal securities litigation alleged, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by issuing a series of press releases and public filings disclosing significant sales growth in Syncor’s international business, but omitting mention of certain allegedly improper payments to Syncor’s foreign customers, thereby artificially inflating the price of Syncor shares. The consolidated complaint sought unspecified money damages and other unspecified relief against the defendants. Syncor filed a motion to dismiss the third amended consolidated complaint on January 31, 2005. On April 15, 2005, the District Court granted the motion to dismiss with prejudice and the lead plaintiff appealed this decision to the United States Court of Appeals for the Ninth Circuit. On June 12, 2007, the Court of Appeals entered an order reversing, in part, the District Court’s dismissal of the plaintiffs’ claims and remanding the case to the District Court. The order reversed the dismissal of the claims against Syncor and certain individual defendants, including its former Chairman and CEO, and affirmed the dismissal of all other defendants. On January 17, 2008, the defendants filed an answer to the third amended consolidated complaint. The defendants entered into a memorandum of understanding effective on June 27, 2008 to settle the Syncor federal securities litigation for a payment of $15.5 million. The substantial majority of the settlement payment will be funded by insurance. The defendants entered into a stipulation and agreement of settlement with counsel for the plaintiffs, which was filed with the District Court on August 27, 2008. On September 22, 2008, the District Court entered an Order preliminarily approving the settlement. On December 3, 2008, the District Court entered a final Order approving the settlement and dismissing all claims asserted in the Syncor federal securities litigation against the defendants. The defendants in the Syncor federal securities litigation continue to deny the violations of law alleged in this action, and the settlement reached was solely to eliminate the uncertainties, burden and expense of further protracted litigation.

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

DEA Matter

In a series of actions, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. Specifically, the DEA issued an Order to Show Cause and Immediate Suspension (an “Order”), dated November 28, 2007, with respect to the Company’s Auburn, Washington distribution center; an Order, dated December 5, 2007, with respect to the Company’s Lakeland, Florida distribution center; and an Order, dated December 7, 2007, with respect to the Company’s Swedesboro, New Jersey distribution center. In each Order, the DEA asserted that the Company did not maintain effective controls against diversion of particular controlled substances into other than legitimate medical, scientific and industrial channels and specifically cites the Company’s sale of hydrocodone to pharmacies that have allegedly dispensed excessive amounts of the drug for illegitimate purposes. On December 26, 2007, an Administrative Law Judge handling the Orders granted the Company’s request to consolidate revocation hearings and stay the consolidated matter. In addition, the DEA issued an Order to Show Cause, dated January 30, 2008, pertaining to the license to distribute controlled substances held by the Company’s Stafford, Texas distribution center (the “Stafford Order”). The Stafford Order did not suspend the facility’s license to distribute controlled substances. On March 5, 2008, the license revocation proceeding with respect to the Stafford Order was consolidated with the pending proceedings for the distribution centers affected by the Orders.

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

On August 7, 2008, the Company and the DEA staff reached an oral agreement in principle to resolve the license suspensions, and the Company recorded a reserve of $34.0 million for its fiscal year ended June 30, 2008 for this matter. On October 2, 2008, the Company, without admitting any wrongdoing, entered into settlement agreements with the DEA and seven U.S. Attorneys’ Offices resulting in reinstatement of the suspended licenses. Under the terms of the settlement agreement with the DEA, the Company agreed to, among other things, maintain a compliance program designed to detect and prevent diversion of controlled substances. On October 8, 2008, the Administrative Law Judge handling the Orders affecting the three distribution centers and the Stafford Order terminated the administrative proceedings pending against the Company relating to these matters. As part of the settlements with the DEA and the U.S. Attorneys’ Offices, the Company paid a total settlement amount of $34.0 million during the second quarter of fiscal 2009. The Company resumed controlled substance shipments from the distribution centers affected by the Orders during the second quarter of fiscal 2009.

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

Also from time to time, the Company may determine that products manufactured, marketed or distributed by the Company may not meet Company specifications, published standards or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. The Company has recalled, and/or conducted field alerts relating to, certain of its products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. The Company does not believe that these activities have had or will have a material adverse effect on its business or results of operations.

See Note 6 for additional discussion of contingencies related to the Company’s income taxes.

8. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At December 31, 2008, the maximum amount the Company could be required to reimburse is $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.2 million recorded as of December 31, 2008 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services segment and the All Other segment, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At December 31, 2008 and June 30, 2008, notes in the program subject to the guaranty of the Company totaled $40.9 million and $33.4 million, respectively.

9. FAIR VALUE MEASUREMENTS

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

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of December 31, 2008:

(in millions)	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Foreign Currency Forward Contracts	$—	$97.6	$—	$97.6
Interest Rate Swaps	—	143.5	—	143.5

Total	$—	$241.1	$—	$241.1

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

10. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Weighted-average Common Shares – basic	357.3	358.7	357.0	360.8
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3.0	5.9	4.2	7.0

Weighted-average shares – diluted	360.3	364.6	361.2	367.8

The potentially dilutive employee stock options that were antidilutive for the three months ended December 31, 2008 and 2007 were 32.6 million and 19.1 million, respectively, and for the six months ended December 31, 2008 and 2007 were 24.7 million and 16.0 million, respectively.

The total number of Common Shares issued less the shares held in treasury is used to determine the Common Shares outstanding.

Shareholders’ Equity

During the six months ended December 31, 2008, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At December 31, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization.

11. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Net earnings	$316.5	$324.7	$565.6	$626.5
Foreign currency translation adjustment	(85.3)	13.1	(168.6)	45.6
Net unrealized loss on derivative instruments	(9.8)	(4.2)	(0.9)	(11.7)
Other	—	(0.4)	—	(0.4)

Total comprehensive income	$221.4	$333.2	$396.1	$660.0

12. SEGMENT INFORMATION

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Revenue:
Healthcare Supply Chain Services (1)	$24,096.0	$22,346.4	$47,514.4	$43,439.3
Clinical and Medical Products (2)	1,214.5	1,133.0	2,369.4	2,165.5
All Other (3)	265.1	300.9	538.1	594.6

Total segment revenue	25,575.6	23,780.3	50,421.9	46,199.4
Corporate (4)	(476.1)	(497.6)	(975.2)	(943.3)

Total consolidated revenue	$25,099.5	$23,282.7	$49,446.7	$45,256.1

(1)	The Healthcare Supply Chain Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Product Category
Distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products	91%	91%	92%	91%
Distribution of medical, surgical and laboratory products and medical procedure kits	9%	9%	8%	9%

Total	100%	100%	100%	100%

(2)	The Clinical and Medical Products segment’s revenue is derived from five main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Product Category
Infection prevention products	31%	26%	30%	27%
Medication safety and infusion delivery systems	22%	23%	22%	22%

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Medication and medical supply dispensing systems	19%	20%	20%	20%
Respiratory and neurocare products	18%	19%	18%	19%
Medical specialty products and other	10%	12%	10%	12%

Total	100%	100%	100%	100%

(3)	The All Other segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Product Category
Pharmacy services	79%	76%	78%	75%
Franchising and operating apothecary-style retail pharmacies	21%	17%	19%	18%
Medical access and specialty products	—%	7%	3%	7%

Total	100%	100%	100%	100%

(4)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 2 for further discussion of the Company’s special items and impairments, (gain)/loss on sale of assets and other, net. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the 2008 Form 10-K.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Segment profit:
Healthcare Supply Chain Services (1)	$333.0	$314.6	$625.3	$661.9
Clinical and Medical Products (1)	198.3	170.6	365.0	315.8
All Other (1)	30.8	24.6	54.7	47.0

Total segment profit	562.1	509.8	1,045.0	1,024.7
Corporate (1) (2)	(24.2)	9.4	(80.8)	(15.7)

Total consolidated operating earnings	$537.9	$519.2	$964.2	$1,009.0

(1)	Investment spending previously held at corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 in the 2008 Form 10-K for an explanation of investment spending.
(2)	For the three and six months ended December 31, 2008 and 2007, Corporate includes among other things special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments, described below:

•

Special items — Corporate includes special items of $19.7 million and $72.1 million during the three and six months ended December 31, 2008, respectively and $29.5 million and $52.0 million, respectively, for the comparable prior year periods (see Note 2 for discussion of special items).

•

Impairments, (gain)/loss on sale of assets and other, net — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $6.9 million and $10.5 million during the three and six months ended December 31, 2008, respectively and $(23.0) million and $(23.2), respectively, for the comparable prior year periods (see Note 2 for discussion of impairment, (gain)/loss on sale of assets and other, net).

The following table includes total assets by reportable segment and reconciling items necessary to agree to consolidated assets in the condensed consolidated financial statements as of December 31, 2008 and June 30, 2008:

(in millions)	As of December 31, 2008	As of June 30, 2008
Assets:
Healthcare Supply Chain Services	$16,115.3	$13,389.7
Clinical and Medical Products	7,887.2	8,269.5
All Other	286.3	489.4
Corporate (1)	726.0	1,299.6

Consolidated assets	$25,014.8	$23,448.2

(1)	The Corporate assets primarily include cash and equivalents, assets held for sale and net property and equipment.

13. EMPLOYEE EQUITY PLANS

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Employee options granted under the Plans during fiscal 2006 and 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2008 and 2009 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans from fiscal 2006 through 2009 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units that were awarded after August 1, 2006 accrue dividends or cash dividend equivalents that are payable upon vesting of the awards. The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares.

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

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$537.9	$(34.8)	$519.2	$(28.4)
Earnings from continuing operations	$318.9	$(23.1)	$325.1	$(18.9)
Net earnings	$316.5	$(23.1)	$324.7	$(18.9)

Net basic earnings per Common Share	$0.89	$(0.06)	$0.91	$(0.05)
Net diluted earnings per Common Share	$0.88	$(0.06)	$0.89	$(0.05)

The following table illustrates the impact of equity-based compensation on reported amounts for the six months ended December 31, 2008 and 2007:

	Six Months Ended December 31, 2008		Six Months Ended December 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$964.2	$(59.2)	$1,009.0	$(54.5)
Earnings from continuing operations	$568.7	$(39.4)	$628.3	$(35.9)
Net earnings	$565.6	$(39.4)	$626.5	$(35.9)

	Six Months Ended December 31, 2008		Six Months Ended December 31, 2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Net basic earnings per Common Share	$1.58	$(0.11)	$1.74	$(0.10)
Net diluted earnings per Common Share	$1.57	$(0.11)	$1.70	$(0.10)

(1)	The total equity-based compensation expense for the three months ended December 31, 2008 and 2007 includes gross stock appreciation rights (“SARs”) income of approximately $1.7 million and $2.4 million, respectively. The total equity-based compensation expense for the six months ended December 31, 2008 and 2007 includes gross SARs income of approximately $1.8 million and $6.3 million, respectively. The SARs were granted on March 3, 2005 and August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the August 3, 2005 SARs upon issuance with an exercise price below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been remeasured using a Black-Scholes model and will continue to be remeasured each quarter until the unexercised SARs are exercised. Any increase in fair value is recorded as equity-based compensation expense. Any decrease in the fair value of the SARs is only recognized as income to the extent of the expense previously recorded. Of the 1.0 million SARs granted, 0.6 million SARs were exercised in fiscal 2007 and 0.3 million SARs were exercised in fiscal 2008.
(2)	The total equity-based compensation expense for the three months ended December 31, 2008 and 2007 also includes gross restricted share and restricted share unit expense of approximately $20.6 million and $15.5 million, respectively, gross employee option expense of approximately $13.2 million and $12.6 million, respectively, and gross employee stock purchase plan expense of approximately $2.7 million and $2.7 million, respectively. The total equity-based compensation expense for the six months ended December 31, 2008 and 2007 also includes gross restricted share and restricted share unit expense of approximately $33.2 million and $26.4 million, respectively, gross employee option expense of approximately $21.7 million and $29.5 million, respectively, and gross employee stock purchase plan expense of approximately $6.1 million and $4.9 million, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2008 through December 31, 2008:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2008	32.1	$58.81
Granted	2.2	55.38
Exercised	(1.0)	35.07
Canceled	(2.4)	62.50

Balance at December 31, 2008	30.9	$59.08

Exercisable at December 31, 2008	24.8	$58.36

The weighted average fair value of stock options granted during the six months ended December 31, 2008 is $13.95.

14. OFF-BALANCE SHEET TRANSACTIONS

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

At December 31, 2008, the Company had a committed receivables sales facility program available through CHF with capacity to sell $850.0 million in receivables. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. The Company had $450.0 million outstanding under the committed receivables sales facility program at December 31, 2008. During the second quarter of fiscal 2009, the Company amended its committed receivables sales facility program to extend it for an additional 364 days.

See Note 19 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K for more information regarding the off-balance sheet arrangements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of December 31, 2008 and June 30, 2008, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2008 and 2007. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2008 Form 10-K.

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

Overview

Cardinal Health is a leading provider of products and services that help improve the safety and productivity of healthcare. The Company is one of the largest distributors of pharmaceuticals and medical supplies. The Company also manufactures medication infusion and dispensing products, respiratory equipment and surgical instruments and provides leading technologies and services that help hospitals prevent medication errors, reduce hospital-acquired infections and manage medications and supplies more efficiently. Customers include hospitals and clinics, some of the largest drug store chains in the United States, and many other healthcare providers and retail outlets. The Company believes that its depth and breadth of products is unique in the industry and gives it a competitive advantage.

Continued demand for the Company’s products and services during the three and six months ended December 31, 2008 led to revenue of $25.1 billion, up 8%, and $49.4 billion, up 9%, respectively, from the same periods in the prior year. Operating earnings were approximately $538 million and $964 million, respectively, an increase of 4% during the three months ended December 31, 2008 and a decrease of 4% during the six months ended December 31, 2008 from the same periods in the prior year. Operating earnings were favorably impacted by increased gross margin ($62 million and $84 million, respectively) offset by increases in SG&A expenses ($23 million and $75 million, respectively). Net earnings for the three and six months ended December 31, 2008 were $317 million and $566 million, respectively, and net diluted earnings per Common Share were $0.88 and $1.57, respectively. See Note 10 in “Notes to the Condensed Consolidated Financial Statements” for a reconciliation of Basic EPS to Diluted EPS.

Cash used in operating activities totaled $81 million during the six months ended December 31, 2008, primarily due to changes in the Company’s working capital. Cash used in operating activities included the favorable impact of the $450 million outstanding under the committed receivables sales facility program at December 31, 2008. This impact will reverse once repayment is made. Cash used in investing activities was $176 million primarily due to capital spending ($182 million). Cash used in financing activities was $261 million primarily due to the Company’s repayment of long-term obligations ($307 million). Also during the six months ended December 31, 2008, the Company paid $100 million in dividends or $0.14 per share.

Planned Spin-Off of Clinical and Medical Products Businesses

On September 29, 2008, the Company announced that it plans to spin off most of its clinical and medical products businesses from its remaining businesses through a pro rata distribution to the Company’s shareholders (the “Planned Spin-Off”). The Company will retain certain surgical and exam gloves, drapes and apparel and fluid management businesses that are currently part of the Clinical and Medical Products segment. Completion of the Planned Spin-Off is subject to final approval by the Company’s Board of Directors, confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement that will be filed with the SEC. While it is currently anticipated that the Planned Spin-Off will be completed by the middle of calendar 2009, there can be no assurance as to the timing or terms of the Planned Spin-Off should it be completed. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the Planned Spin-Off.

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

The Company currently anticipates the total expenditures associated with the Planned Spin-Off for both businesses will be in the range of $200 million to $230 million in the period up to and including the day of the spin-off. These expenditures will primarily consist of employee-related costs, including severance, stand-up costs for various operations and systems and one-time transaction related costs.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except per Common Share amounts)	Change (1)	2008	2007	Change (1)	2008	2007
Revenue	8%	$25,099.5	$23,282.7	9%	$49,446.7	$45,256.1
Cost of products sold	8%	23,683.1	21,928.1	10%	46,665.8	42,559.3

Gross margin	5%	$1,416.4	$1,354.6	3%	$2,780.9	$2,696.8
Selling, general and administrative expenses	3%	851.9	828.9	5%	1,734.1	1,659.0
Impairments, (gain)/loss on sale of assets and other, net	N.M.	6.9	(23.0)	N.M.	10.5	(23.2)
Special items	N.M.	19.7	29.5	N.M.	72.1	52.0

Operating earnings	4%	$537.9	$519.2	(4)%	$964.2	$1,009.0
Interest expense and other	25%	62.4	50.0	34%	124.8	92.9

Earnings before income taxes and discontinued operations	1%	$475.5	$469.2	(8)%	$839.4	$916.1
Provision for income taxes	9%	156.6	144.1	(6)%	270.7	287.8

Earnings from continuing operations	(2)%	$318.9	$325.1	(9)%	$568.7	$628.3
Loss from discontinued operations, net of tax	N.M.	(2.4)	(0.4)	N.M.	(3.1)	(1.8)

Net earnings	(3)%	$316.5	$324.7	(10)%	$565.6	$626.5

Net diluted earnings per Common Share	(1)%	$0.88	$0.89	(8)%	$1.57	$1.70

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2008 compared to the same periods in the prior year.

Revenue

Revenue for the three and six months ended December 31, 2008 increased $1.8 billion or 8% and $4.2 billion or 9%, respectively, compared to the same periods in the prior year. The increases were due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of pharmaceutical price appreciation and increased volume was $1.9 billion and $4.3 billion, respectively), the addition of new customers ($240 million and $446 million, respectively) and the impact of acquisitions ($253 million and $420 million, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 8.4% for the trailing twelve months ended December 31, 2008. Revenue was negatively impacted during the three and six months ended December 31, 2008 by the loss of customers ($486 million and $927 million, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2008 increased $1.8 billion or 8% and $4.1 billion or 10%, respectively, compared to the same periods in the prior year. The increase in cost of products sold was mainly due to the respective 8% and 9% increases in revenue for the three and six months ended December 31, 2008 compared to the same periods in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three and six months ended December 31, 2008 increased $62 million or 5% and $84 million or 3%, respectively, compared to the same periods in the prior year. The increase in gross margin was primarily due to the respective 8% and 9% growth in revenue, which included the impact of acquisitions ($50 million and $87 million, respectively). Gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services segment ($80 million and $180 million, respectively). This increase was primarily due to increased sales volumes and the repricing of certain customer contracts over the last 12 months. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Selling, General and Administrative Expenses

SG&A expenses for the three and six months ended December 31, 2008 increased $23 million or 3% and $75 million or 5%, respectively, compared to the same periods in the prior year primarily in support of revenue growth, which included the impact of acquisitions, net of divestitures ($20 million and $36 million, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

The Company expects fiscal 2009 SG&A expenses to increase moderately compared to the prior fiscal year in support of sales growth and new product and service offerings and as a result of the impact of acquisitions and increased investment in research and development and information technology projects; however, the Company has generated expense efficiencies through the integration of acquired companies and other cost controls. The Company does not expect share-based compensation and incentive compensation expenses for fiscal 2009 to be materially different from the prior fiscal year.

Impairments, (Gain)/Loss on Sale of Assets and Other, Net

The Company recognized impairments, (gain)/loss on sale of assets and other, net of $7 million and $11 million, respectively, for the three and six months ended December 31, 2008 compared to $(23) million for both the three and six months ended December 31, 2007. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for detail of activity during the three and six months ended December 31, 2008 and 2007.

Special Items

The following is a summary of the Company’s special items for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Restructuring charges	$14.2	$31.5	$63.9	$46.2
Acquisition integration charges	5.8	10.0	8.2	15.5
Litigation and other	(0.3)	(12.0)	—	(9.7)

Total special items	$19.7	$29.5	$72.1	$52.0

During the three months ended December 31, 2008, the Company recognized restructuring charges of $14 million primarily related to the Planned Spin-Off. During the six months ended December 31, 2008, the Company recognized restructuring charges of $64 million primarily related to the restructuring of its segment operating structure and the Planned Spin-Off. During the three and six months ended December 31, 2007, the Company recognized income of $23 million related to the settlement of the Derivatives Actions discussed in Note 12 in “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The income was offset by charges of $10 million and $11 million, respectively, during the three and six months ended December 31, 2007 related to the settlement of certain litigation in the Company’s Healthcare Supply Chain Services segment. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s special items during the three and six months ended December 31, 2008 and 2007.

Operating Earnings

Operating earnings increased $19 million or 4% during the three months ended December 31, 2008 and decreased $45 million or 4% during the six months ended December 31, 2008 compared to the same periods in the prior year. The increase during the three months ended December 31, 2008 was primarily due to a higher gross margin ($62 million) and decreased restructuring charges ($17 million), partially offset by increased impairments, (gain)/loss on sale of assets and other, net ($30 million) and SG&A expenses ($23 million). The decrease during the six months ended December 31, 2008 was primarily due to increased SG&A expenses ($75 million) and increased impairment, (gain)/loss on sale of assets and other, net ($34 million), partially offset by higher gross margin ($84 million).

Interest Expense and Other

Interest expense and other increased $12 million or 25% and $32 million or 34%, respectively, during the three and six months ended December 31, 2008 compared to the same periods in the prior year primarily due to the unfavorable impact of foreign exchange and other items ($21 million and $35 million, respectively) partially offset by decreased interest expense ($22 million and $29 million, respectively) due to the favorable impact of interest rate swaps on fixed rate debt.

The Company expects higher interest expense and other for fiscal 2009 compared to the prior year as the favorable impact of foreign exchange that was experienced in fiscal 2008 is not expected to continue in fiscal 2009. The fiscal 2009 foreign exchange impact has been unfavorable year to date. Partially offsetting the foreign exchange impact, the Company expects decreased interest expense as a result of its outstanding interest rate swaps of fixed rate debt.

Provision for Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2005. During the three months ended March 31, 2008, the Company received NPAs from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $179 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company, in normal course, terminated the transaction during the second quarter of fiscal 2009.

During the six months ended December 31, 2008, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices total $598 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

If the two preceding matters are not resolved in the Company’s favor, they may adversely affect the Company’s results of operations and financial condition. See Note 6 of “Notes to Condensed Consolidated Financial Statements” for more information on these matters.

The Company’s effective tax rate was 33.0% and 32.3%, respectively, for the three and six months ended December 31, 2008, as compared to 30.7% and 31.4%, respectively, for the three and six months ended December 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

During the three and six months ended December 31, 2008, the effective tax rate was favorably impacted by discrete tax adjustments of $9 million and $16 million, respectively. During the six months ended December 31, 2008 there was a favorable tax adjustment of $23 million as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain. Also, there was an unfavorable tax adjustment of $9 million for accrued interest expense related to an unrecognized tax benefit recorded through goodwill. The remaining favorable adjustment of $2 million is due to miscellaneous discrete tax items.

See Note 6 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s provision for income taxes and unrecognized tax benefits.

Loss from Discontinued Operations

See Note 4 in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

During the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment — in order to reduce costs and align resources with the needs of each segment. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 12 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change (1)	2008	2007	Change (1)	2008	2007
Healthcare Supply Chain Services	8%	$24,096.0	$22,346.4	9%	$47,514.4	$43,439.3
Clinical and Medical Products	7%	1,214.5	1,133.0	9%	2,369.4	2,165.5
All Other	(12)%	265.1	300.9	(10)%	538.1	594.6

Total segment revenue	8%	25,575.6	23,780.3	9%	50,421.9	46,199.4
Corporate (2)	N.M.	(476.1)	(497.6)	N.M.	(975.2)	(943.3)

Total consolidated revenue	8%	$25,099.5	$23,282.7	9%	$49,446.7	$45,256.1

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2008 as compared to the same periods in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change (1)	2008	2007	Change (1)		2008	2007
Healthcare Supply Chain Services (2)	6%	$333.0	$314.6	(6)%		$625.3	$661.9
Clinical and Medical Products (2)	16%	198.3	170.6	16%		365.0	315.8
All Other (2)	25%	30.8	24.6	16%		54.7	47.0

Total segment profit	10%	562.1	509.8	2%		1,045.0	1,024.7
Corporate (2) (3)	N.M.	(24.2)	9.4	N.M.		(80.8)	(15.7)

Consolidated operating earnings	4%	$537.9	$519.2	(4	) %	$964.2	$1,009.0

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2008 as compared to the same periods in the prior year.
(2)	Investment spending previously held at Corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 in the 2008 Form 10-K for an explanation of investment spending.
(3)	For the three and six months ended December 31, 2008 and 2007, Corporate includes special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments, described below:

•

Special items — Corporate includes special items of $20 million and $72 million during the three and six months ended December 31, 2008, respectively, and $30 million and $52 million, respectively, for the comparable prior year periods (see Note 2 of “Notes of Condensed Consolidated Financial Statements” for discussion of special items).

•

Impairments, (gain)/loss on sale of assets and other, net — Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are retained at Corporate. Impairments, (gain)/loss on sale of assets and other, net were $7 million and $11 million for the three and six months ended December 31, 2008, respectively, and $(23) million during both the three and six months ended December 31, 2007 (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” for further discussion).

Healthcare Supply Chain Services Performance

Healthcare Supply Chain Services revenue growth of $1.7 billion or 8% and $4.1 billion or 9%, respectively, during the three and six months ended December 31, 2008 as compared to the prior year period was primarily due to additional volume from existing customers and pharmaceutical price appreciation (the combined impact of pharmaceutical price appreciation and increased volume from existing customers was $1.9 billion and $4.3 billion, respectively). The pharmaceutical price appreciation index was 8.4% for the trailing twelve months ended December 31, 2008. Revenue was also positively impacted by the addition of new customers ($240 million and $446 million, respectively). Revenue growth was negatively impacted by the loss of customers ($486 million and $926 million, respectively). The DEA license suspensions and the Company’s controlled substance anti-diversion efforts resulted in non-bulk customer losses and adversely affected the Company’s ability to acquire new non-bulk customers. In October 2008, without admitting any wrongdoing, the Company entered into settlement agreements with the DEA and seven U.S. Attorneys’ offices resulting in reinstatement of the suspended licenses. The Company resumed controlled substance shipments from the distribution centers that were impacted by the license suspensions during the second quarter of fiscal 2009. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for more information regarding the DEA matter.

Healthcare Supply Chain Services segment profit increased $18 million or 6% during the three months ended December 31, 2008 and decreased $37 million or 6% during the six months ended December 31, 2008 compared to the same periods in the prior year. Segment profit was positively impacted by an increase in gross margin of $35 million and $7 million for the three and six months ended December 31, 2008, respectively, and was negatively impacted by an increase in SG&A of $17 million and $44 million for the three and six months ended December 31, 2008, respectively. The increase in gross margin was primarily due to increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $62 million and $78 million, respectively), increased sales volume resulting in increased manufacturer cash discounts ($31 million and $76 million, respectively) and increased margin from generic pharmaceuticals ($31 million and $37 million, respectively) primarily due to the impact of generic launches in the current periods. Gross margin was negatively impacted by increased customer discounts ($80 million and $180 million, respectively) as a result of increased sales volume and the repricing of certain customer contracts within the last 12 months. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates. Lost customer revenue from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected gross margin during the three and six months ended December 31, 2008. SG&A expenses for the three and six months ended December 31, 2008 increased primarily as a result of increased sales volume ($10 million and $20 million, respectively).

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

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except percentage of revenue)	2008	2007	2008	2007
Non-bulk customers:
Revenue from non-bulk customers	$10,888	$10,666	$21,496	$20,901
Segment expenses allocated to non-bulk customers (1)	$10,666	$10,458	$21,085	$20,456
Segment profit from non-bulk customers (1)	$222	$208	$411	$445
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	2.0%	1.9%	1.9%	2.1%
Bulk customers:
Revenue from bulk customers	$11,124	$9,691	$21,853	$18,631
Segment expenses allocated to bulk customers (1)	$11,086	$9,657	$21,783	$18,541
Segment profit from bulk customers (1)	$38	$34	$70	$90
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.3%	0.4%	0.3%	0.5%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

During the three and six months ended December 31, 2008, revenue from non-bulk customers increased $223 million and $595 million, respectively, compared to the same periods in the prior year due to increased volume from existing customers and acquisitions, partially offset by the adverse impact from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts. Segment profit from non-bulk customers increased $14 million during the three months ended December 31, 2008 compared to the same period in the prior year due to increased margin from generic pharmaceuticals. Segment profit from non-bulk customers decreased $34 million during the six months ended December 31, 2008, respectively, compared to the same period in the prior year due primarily to an increase in customer discounts partially offset by an increase in margin from generic pharmaceuticals. In addition, segment profit from non-bulk customers was negatively impacted by certain business from one of the Company’s largest customers moving from non-bulk to bulk late in fiscal 2008.

During the three and six months ended December 31, 2008, revenue from bulk customers increased $1.4 billion and $3.2 billion, respectively, compared to the same periods in the prior year due to increased volume from existing customers and new customers. Segment profit from bulk customers increased $4 million for the three months ended December 31, 2008 compared to the same period in the prior year primarily due to distribution service agreement fees and pharmaceutical price appreciation and increased manufacturer cash discounts, partially offset by increased customer discounts as a result of increased sales volume and the repricing of certain customer contracts within the last 12 months. Segment profit from bulk customers decreased $20 million during the six months ended December 31, 2008 compared to the same period in the prior year due to increased customer discounts partially offset by increased distribution service agreement fees, pharmaceutical price appreciation and increased manufacturer cash discounts. Segment profit from bulk customers was positively impacted by certain business from one of the Company’s largest customers moving from non-bulk to bulk late in fiscal 2008.

Clinical and Medical Products Performance

Clinical and Medical Products segment revenue grew $82 million or 7% and $204 million or 9%, respectively, during the three and six months ended December 31, 2008 compared to the prior year periods. Revenue growth was favorably impacted by acquisitions ($53 million and $99 million, respectively), increased volume from existing customers ($28 million and $53 million, respectively) and new products ($15 million and $32 million, respectively). Revenue was negatively impacted by foreign exchange ($34 million and $24 million, respectively).

Clinical and Medical Products segment profit increased $28 million or 16% and $50 million or 16%, respectively, during the three and six months ended December 31, 2008 compared to the prior year periods. Gross margin increased segment profit by $33 million and $89 million, respectively, during the three and six months ended December 31, 2008 primarily as a result of revenue growth and acquisitions ($35 million and $67 million, respectively), partially offset by the unfavorable impact of foreign exchange ($28 million and $25 million, respectively) and an increase in raw material costs ($18 million and $36 million, respectively). In addition, the comparison of gross margin for the three and six months ended December 31, 2008 was favorably impacted by $10 million as a result of charges for product recalls and reserves in the prior year periods. Increases in SG&A expenses decreased segment profit by $5 million and $39 million, respectively, during the three and six months ended December 31, 2008 primarily due to the impact of acquisitions ($15 million and $30 million, respectively).

The Company expects that this segment will continue to incur certain increased raw material costs until later in fiscal 2009 due to the higher price of resins and petroleum-based products that the segment uses to produce its products. Resin prices generally tend to lag the movement in oil prices by a few months. In addition, raw material contract terms are typically structured to adjust prices on a periodic basis. This has the effect of delaying the financial statement impact of decreasing oil prices. The Company also has observed that certain hospitals delaying capital equipment purchase decisions, which it expects to have an adverse impact on the Clinical and Medical Products segment results for the second half of fiscal 2009.

All Other Performance

All Other segment revenue declined $36 million or 12% and $57 million or 10%, respectively during the three and six months ended December 31, 2008 compared to the prior year periods. The revenue decline was driven by lost customers ($20 million and $36 million, respectively) and the divestiture of the Medsystems and Tecomet businesses ($20 million and $24 million, respectively).

All Other segment profit increased $6 million or 25% and $8 million or 16%, respectively, during the three and six months ended December 31, 2008 compared to the prior year periods. A decline in gross margin decreased segment profit by $3 million and $6 million and a decline in SG&A expenses increased segment profit by $9 million and $14 million during the three and six months ended December 31, 2008, respectively.

In addition, positively impacting revenue and segment profit for the All Other segment for both the three and six months ended December 31, 2008 was $14 million in Medicine Shoppe and Medicap franchise termination fees.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007:

	Six Months Ended December 31,
(in millions)	2008	2007
Net cash provided by/(used in)
Operating activities	$(81.3)	$382.6
Investing activities	$(176.1)	$(72.0)
Financing activities	$(261.3)	$(435.0)

Operating activities. Net cash used in operating activities during the six months ended December 31, 2008 totaled $81 million, compared to net cash provided by operating activities during the six months ended December 31, 2007 of $383 million. Net cash used in operating activities included the favorable impact of the $450 million outstanding under the committed receivables sales facility program at December 31, 2008. The decrease in net cash from operating activities was primarily a result of an increase in working capital compared to the prior year period. The most significant changes in working capital were increased inventories ($1.7 billion) and increased trade receivables ($154 million), partially offset by increased accounts payable ($1.3 billion). These increases were due primarily to Healthcare Supply Chain Services revenue growth as well as the timing of inventory purchases, receipts and payments. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors during the regular course of business and particularly during the second quarter of the Company’s fiscal year. In addition, the current period was negatively impacted by increased inventory levels related to a large customer.

Investing activities. Net cash used in investing activities of $176 million during the six months ended December 31, 2008 primarily reflected capital spending ($182 million).

Net cash used in investing activities of $72 million during the six months ended December 31, 2007 reflected capital spending ($172 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). In addition, the Company utilized cash to complete the Viasys acquisition within the Clinical and Medical Products segment slightly offset by cash received for the divestiture of an investment within the Healthcare Supply Chain Services segment (combined impact $39 million).

Financing activities. Net cash used in financing activities of $261 million during the six months ended December 31, 2008 reflected the Company’s repayment of long-term obligations ($307 million) and dividend payments to shareholders ($100 million). Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($101 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities of $435 million during the six months ended December 31, 2007 reflected the Company’s repurchase of its Common Shares ($1.0 billion) and dividend payments to shareholders ($88 million). Cash provided by financing activities included the net change in commercial paper and short-term borrowings ($519 million) and proceeds received from shares issued under various employee stock plans ($164 million).

Share Repurchase Program

During the six months ended December 31, 2008, the Company did not purchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At December 31, 2008, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. The Company expects share repurchases for fiscal 2009 to approximately offset dilution from issuances of shares under the Company’s stock incentive plans.

See the table under “Part II, Item 2” for more information regarding these repurchases.

Capital Resources

The Company’s cash and equivalents balance was $773 million at December 31, 2008 compared to $1.3 billion at June 30, 2008. The cash balance at December 31, 2008 was affected by the July 2008 repayment of $150 million of 6.25% notes due 2008, repayment of $149 million for the preferred debt securities (see discussion below for further information) in October 2008 and by net cash used in operating activities of $81 million, which was driven by an increase in working capital as described above.

The Company’s cash and equivalents balance as of December 31, 2008 included $297 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The U.S. parent of the Company may temporarily access cash held by foreign subsidiaries without subjecting it to U.S. federal income tax through intercompany loans. A notice issued by the IRS in October 2008 announced that the Treasury Department will issue regulations that will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Internal Revenue Code of 1986, as amended. Such intercompany loans from foreign subsidiaries to the U.S. parent must be repaid within 60 days from commencement and cannot exceed 180 cumulative days during the year. At December 31, 2008 and June 30, 2008, the intercompany loan balance of the Company totaled $330 million and $0 million, respectively (cash held by foreign subsidiaries prior to the loan at December 31, 2008 was $627 million). The position set forth in the notice will apply for the Company until June 30, 2010.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables. The Company had $100 million outstanding borrowings from the commercial paper program at December 31, 2008. Due to general market conditions, market demand for the Company’s A-2, P-2 and F2-rated commercial paper from September through December 2008 was limited; however, the market has improved since the end of the second quarter of fiscal 2009, and the Company issued up to $400 million of commercial paper during January 2009. The Company had $450 million outstanding under the committed receivables sales facility program at December 31, 2008. The committed receivables sales facility program was amended in mid-November 2008 to extend it for an additional 364 days.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which was exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which was consolidated by the Company as it was the primary beneficiary of the variable interest entity, issued preferred variable debt securities to parties not affiliated with the Company. On October 3, 2008, the Company repaid the remaining balance of $149 million for the preferred debt securities and the agreement was terminated.

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

Debt Ratings/Covenants

The Company’s senior debt credit ratings from Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) are BBB+, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The S&P ratings outlook is “stable.” With the announcement of the Planned Spin-Off, Moody’s changed its ratings outlook from “stable” to “review for possible downgrade” and Fitch changed its ratings outlook from “stable” to “ratings watch negative.” It is possible that the Planned Spin-Off could be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although it will not trigger an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies may eliminate or significantly diminish the Company’s ability to gain access to the commercial paper market, resulting in the need for the Company to utilize alternative sources of credit at rates that may be higher than would otherwise be available to the Company.

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of December 31, 2008, the Company was in compliance with this covenant. If the Planned Spin-Off occurs, the net worth of the Company is expected to fall below $5.0 billion; therefore, the terms of this covenant will be modified prior to the Planned Spin-Off.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources — Capital Resources” and Note 14 in “Notes to Condensed Consolidated Financial Statements” above and Note 19 in “Notes to Consolidated Financial Statements” in the 2008 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During fiscal 2008, the Company began processing selected financial transactions for its corporate functions and certain businesses within its Clinical and Medical Products and All Other segments on a new accounting software system. During the quarter ended September 30, 2008, the Company transitioned selected financial processes for certain businesses within its Healthcare Supply Chain Services segment, including its pharmaceutical supply chain, nuclear pharmacy and Canadian distribution businesses, to the new accounting software system. During the quarter ended December 31, 2008, the Company transitioned selected financial processes for the medical products distribution and manufacturing businesses within its Healthcare Supply Chain Services and Clinical and Medical Products segments to the new accounting software system. Implementation of the new system is now substantially complete. This change of systems was designed to streamline and integrate the Company’s financial close and reporting processes by reducing the number of platforms used to record and report financial information, improving efficiency by reducing the amount of manual activity, and improving the control environment by reducing variability in the financial policies, processes and systems. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. During fiscal 2008, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system was in process. As planned, the Company expects to maintain certain of these additional temporary compensating controls following implementation of the new system and will continue to evaluate when and if such controls may be removed. Except for those made in connection with the new accounting software system, there were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

FDA Infusion Pump Matter

As previously reported, in February 2007, the Company and the U.S. Food and Drug Administration (the “FDA”) agreed to a consent decree related to the Alaris SE pumps manufactured or sold in the United States. The FDA recently notified the Company that it seeks to amend and clarify this consent decree to include all infusion pumps. The Company is discussing this matter with the government.

Item 1A:	Risk Factors

The information presented below sets forth material changes from the risk factors described in “Item 1A—Risk Factors” in the Company’s 2008 Form 10-K and should be read in conjunction with the risk factors and information described in the 2008 Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and the Company’s other filings with the SEC since June 30, 2008.

Disruptions in the financial market may adversely affect the availability and cost of credit to the Company.

The Company’s ability to make scheduled payments or refinance its obligations with respect to indebtedness will depend on its operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond its control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions, reduced lending activity, decreased liquidity and higher costs in the commercial paper market and reduced markets for securitizations, may adversely affect the availability and cost of credit that the Company has already arranged, and the availability, terms and cost of credit in the future, including any financing necessary to consummate the Planned Spin-Off. There can be no assurances that recent government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to the Company.

Declining economic conditions could adversely affect the Company’s results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world could adversely impact the Company’s customers and vendors in a number of ways, which could adversely affect the Company. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase the Company’s products and may cause vendors to reduce their output or change terms of sales. The Company generally sells products to customers with delayed payment terms and frequently is not a secured creditor of those customers. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay the Company for its products or any demands by vendors for different payment terms may adversely affect the Company’s results of operations and financial condition.

The Company may not complete the Planned Spin-Off.

There can be no assurance that the Planned Spin-Off will be completed in the manner and timeframe currently contemplated, or at all. The Company may determine not to move forward with the Planned Spin-Off for a number of reasons, including:

•

the Company’s ability to satisfy certain conditions precedent to the Planned Spin-Off, including final approval by the Company’s Board of Directors, receipt of confirmation of the tax-free nature of the Planned Spin-Off and the filing and effectiveness of a Form 10 registration statement for the Planned Spin-Off;

•	changes in business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in operating performance of the Company;

•	the Company’s inability to obtain the financing necessary to consummate the Planned Spin-Off; and

•	the Company’s ability to maintain investment-grade ratings for each of the Company and the spin-off company following the Planned Spin-Off.

Increased demands on the Company’s management team to prepare for and complete the Planned Spin-Off could distract management’s attention from operating the business.

Management currently estimates that the Planned Spin-Off will be completed by the middle of calendar 2009. The complexity of effecting the Planned Spin-Off will require a substantial amount of management and operational resources, as well as the use of numerous cross-functional project teams. The increased demands on the Company’s management team to plan and complete the Planned Spin-Off during this period could distract management’s attention from fulfilling its regular responsibilities, which could adversely affect the Company’s business.

The Company and the spin-off company may not achieve some or all of the expected benefits of the Planned Spin-Off, and the Planned Spin-Off may adversely affect the businesses of the independent companies.

Each, or either, of the Company and the spin-off company may not be able to achieve the full strategic and financial benefits expected to result from the Planned Spin-Off, or such benefits may be delayed or not occur at all. For example, there can be no assurance that analysts and investors will regard the corporate structures of each of the independent companies as more clear and simple than the current Company corporate structure or place a greater value on the sum of each of the independent companies as compared to the current Company. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for the shareholders of the Company or, after the Planned Spin-Off, the shareholders of the spin-off company. There also can be no assurance that the Planned Spin-Off will not adversely affect the businesses of the independent companies.

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

Currently, the Company’s senior debt credit ratings from S&P, Moody’s and Fitch are BBB+, Baa2 and BBB+, respectively, and the commercial paper ratings are A-2, P-2 and F2, respectively. The S&P ratings outlook is “stable.” With the announcement of the Planned Spin-Off, Moody’s changed its ratings outlook from “stable” to “review for possible downgrade” and Fitch changed its ratings outlook from “stable” to “ratings watch negative.” It is possible that the Planned Spin-Off could be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although it will not trigger an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies may eliminate or significantly diminish the Company’s ability to gain access to the commercial paper market, resulting in the need for the Company to utilize alternative sources of credit at rates that may be higher than would otherwise be available to the Company.

If, following the completion of the Planned Spin-Off, there is a determination that the Planned Spin-Off is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS ruling or tax opinions are incorrect or for any other reason, then the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2008	451,579	$50.03	—	$1,250,377,214
November 1–30, 2008	1,299	33.59	—	1,250,377,214
December 1–31, 2008	942	33.12	—	1,250,377,214

Total	453,820	$49.95	—	$1,250,377,214

(1)	Includes 168, 201, and 351 Common Shares purchased in October, November and December 2008, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 1,162; 1,098; and 591 restricted shares surrendered in October, November and December 2008, respectively, by employees upon vesting to meet tax withholding. Also includes 450,249 Common Shares owned and tendered by a former executive officer and director in October 2008 to meet the exercise price and tax withholding for a stock option exercise.

(2)	During the three months ended December 31, 2008, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009. At December 31, 2008, approximately $1.3 billion remains from the $2.0 billion repurchase authorization. The Company expects share repurchases for fiscal 2009 to approximately offset dilution from issuances of equity compensation.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Shareholders was held on November 5, 2008. Matters voted upon at the meeting and the votes tabulated with respect to such matters are as follows:

Election of Directors

Director	Votes in Favor	Votes Withheld
Colleen F. Arnold	312,969,204	19,126,826
R. Kerry Clark	311,372,683	20,723,347
Calvin Darden	313,018,360	19,077,670
John F. Finn	314,677,281	17,418,749
Philip L. Francis	312,992,664	19,103,366
Gregory B. Kenny	310,206,481	21,889,549
J. Michael Losh	287,016,089	45,079,941
John B. McCoy	312,794,923	19,301,107
Richard C. Notebaert	292,290,089	39,805,941
Michael D. O’Halleran	315,589,864	16,506,166
David W. Raisbeck	315,649,937	16,446,093
Jean G. Spaulding	313,025,062	19,070,968

Management and Shareholder Proposals

	Votes Cast			Broker Non-Votes
	For	Against	Abstain
Proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009	329,244,544	2,530,412	321,074	0
Proposal to approve amendments to the Company’s Amended and Restated Articles of Incorporation and Restated Code of Regulations to implement a majority voting standard for uncontested elections of directors	327,251,086	4,220,311	624,633	0
Proposal to approve amendments to the Company’s Amended and Restated Articles of Incorporation and Restated Code of Regulations to eliminate cumulative voting	256,243,185	44,480,912	497,116	30,874,817
Proposal to approve amendments to the Company’s Restated Code of Regulations to establish procedures for advance notice of director nominations and other proposals and related administrative matters at shareholder meetings	320,990,473	10,582,728	612,829	0
Proposal to approve amendments to the Company’s Amended and Restated Articles of Incorporation to eliminate the reference to the minimum amount of stated capital with which it may begin business and to state expressly that the Company’s Common Shares do not have stated capital	327,631,171	3,207,840	1,257,019	0
Proposal to approve an amended and restated 2005 Long-Term Incentive Plan	280,317,258	20,431,967	671,988	30,674,817
Proposal to approve an amended and restated Employee Stock Purchase Plan	296,522,734	4,417,535	480,944	30,674,817
Shareholder proposal regarding performance-based stock options	108,371,438	186,221,784	6,827,991	30,674,817

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.2	First Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.3	Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and each of R. Kerry Clark, George S. Barrett and David L. Schlotterbeck (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.4	First Amendment, dated as of November 13, 2008, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2008, File No. 1-11373)

10.5	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

Cardinal Health Website

The Company uses its website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company is routinely posted and accessible on the Investors page at www.cardinalhealth.com. In addition, the Company’s website allows investors and other interested persons to sign up to automatically receive email alerts when the Company posts news releases, SEC filings and certain other information on its website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: February 9, 2009	/s/ R. Kerry Clark
R. Kerry Clark
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer