Form 10-Q
period 2009-03-31
CARDINAL HEALTH INC
filed 2009-05-07
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2009

Commission File Number 1-11373

Cardinal Health, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0958666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 CARDINAL PLACE, DUBLIN, OHIO 43017

(Address of principal executive offices and zip code)

(614) 757-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on May 6, 2009 was as follows:

Common Shares, without par value: 360,392,065

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION—Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$24,938.7	$22,909.6	$74,385.4	$68,165.8
Cost of products sold	23,537.0	21,441.8	70,202.8	64,001.1

Gross margin	1,401.7	1,467.8	4,182.6	4,164.7
Selling, general and administrative expenses	850.2	854.5	2,584.2	2,513.5
Impairments, (gain)/loss on sale of assets and other, net	3.0	1.2	13.5	(22.0)
Special items – restructuring charges	48.1	8.5	112.1	54.7
– acquisition integration charges	3.5	4.4	11.8	19.9
– litigation and other	0.6	22.7	0.5	13.1

Operating earnings	496.3	576.5	1,460.5	1,585.5
Interest expense and other	60.4	31.1	185.3	124.0

Earnings before income taxes and discontinued operations	435.9	545.4	1,275.2	1,461.5
Provision for income taxes	122.4	179.5	393.1	467.2

Earnings from continuing operations	313.5	365.9	882.1	994.3
Losses from discontinued operations (net of tax expense of $0.6 and $26.3, respectively, for the three months ended March 31, 2009 and 2008 and $3.6 and $29.1, respectively, for the nine months ended March 31, 2009 and 2008)	(0.6)	(9.9)	(3.7)	(11.7)

Net earnings	$312.9	$356.0	$878.4	$982.6

Basic earnings per Common Share:
Continuing operations	$0.88	1.03	$2.47	$2.77
Discontinued operations	—	(0.03)	(0.01)	(0.03)

Net basic earnings per Common Share	$0.88	$1.00	$2.46	2.74

Diluted earnings per Common Share:
Continuing operations	$0.87	$1.02	$2.44	$2.72
Discontinued operations	—	(0.03)	(0.01)	(0.03)

Net diluted earnings per Common Share	$0.87	$0.99	$2.43	$2.69

Weighted average number of Common Shares outstanding:
Basic	358.1	355.5	357.3	359.1
Diluted	360.9	360.2	361.0	365.7
Cash dividends declared per Common Share	$0.14	$0.12	$0.42	$0.36

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,366.0	$1,291.3
Trade receivables, net	5,904.7	5,006.9
Current portion of net investment in sales-type leases	402.7	383.7
Inventories	8,070.3	6,768.8
Prepaid expenses and other	561.2	593.1
Assets held for sale	—	140.4

Total current assets	16,304.9	14,184.2

Property and equipment, at cost	3,685.3	3,732.8
Accumulated depreciation and amortization	(1,961.3)	(1,995.6)

Property and equipment, net	1,724.0	1,737.2
Other assets:
Net investment in sales-type leases, less current portion	934.1	916.8
Goodwill and other intangibles, net	6,141.5	6,225.9
Other	430.3	384.1

Total assets	$25,534.8	$23,448.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$368.0	$159.0
Accounts payable	10,006.2	8,311.8
Deferred income taxes and other accrued liabilities	1,549.9	1,889.7
Liabilities from businesses held for sale and discontinued operations	2.4	15.4

Total current liabilities	11,926.5	10,375.9

Long-term obligations, less current portion and other short-term borrowings	3,303.1	3,687.4
Deferred income taxes and other liabilities	1,870.7	1,637.4
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued – none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 364.5 million shares and 364.7 million shares at March 31, 2009 and June 30, 2008, respectively	3,006.7	3,001.2
Retained earnings	5,743.7	5,016.2
Common Shares in treasury, at cost, 4.1 million shares and 7.6 million shares at March 31, 2009 and June 30, 2008 , respectively	(348.5)	(480.7)
Accumulated other comprehensive income	32.6	210.8

Total shareholders’ equity	8,434.5	7,747.5

Total liabilities and shareholders’ equity	$25,534.8	$23,448.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$878.4	$982.6
Loss from discontinued operations	3.7	11.7

Earnings from continuing operations	882.1	$994.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	293.4	284.9
Asset impairments and (gain)/loss on sale of assets, net	13.5	(20.8)
Equity compensation	92.3	86.7
Provision for bad debts	53.6	22.3
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(869.7)	(294.8)
(Increase) / decrease in inventories	(1,252.8)	113.7
Increase in net investment in sales-type leases	(36.3)	(83.8)
Increase / (decrease) in accounts payable	1,635.5	(217.2)
Other accrued liabilities and operating items, net	(68.1)	427.0

Net cash provided by operating activities – continuing operations	$743.5	$1,312.3
Net cash used in operating activities – discontinued operations	(3.9)	(42.5)

Net cash provided by operating activities	$739.6	$1,269.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of divestitures and cash acquired	(18.5)	(39.0)
Proceeds from sale of property and equipment	12.6	10.3
Additions to property and equipment	(263.1)	(251.6)
Sale of investment securities available for sale, net	—	131.9

Net cash used in investing activities – continuing operations	$(269.0)	$(148.4)
Net cash used in investing activities – discontinued operations	—	—

Net cash used in investing activities	$(269.0)	$(148.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	1.0	202.2
Reduction of long-term obligations	(310.1)	(15.9)
Proceeds from long-term obligations, net of issuance costs	24.8	—
Proceeds from issuance of Common Shares	38.7	209.2
Tax benefit / (expense) from stock options	(0.2)	15.3
Dividends on Common Shares	(150.1)	(130.4)
Purchase of Common Shares in treasury	—	(1,181.6)

Net cash used in financing activities – continuing operations	$(395.9)	$(901.2)
Net cash used in financing activities – discontinued operations	—	—

Net cash used in financing activities	$(395.9)	$(901.2)

NET INCREASE IN CASH AND EQUIVALENTS	74.7	220.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,291.3	1,308.8

CASH AND EQUIVALENTS AT END OF PERIOD	$1,366.0	$1,529.0

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. References to the “Company” or “Cardinal Health” in these condensed consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

Effective the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments—the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment—in order to reduce costs and align resources with the needs of each segment. The following indicates the changes from the fiscal 2008 reporting structure:

Healthcare Supply Chain Services. This reportable segment is comprised of all of the businesses formerly within the Healthcare Supply Chain Services – Pharmaceutical segment, other than the Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated (together, “Medicine Shoppe”) franchise systems, and all of the businesses formerly within the Healthcare Supply Chain Services – Medical Segment.

Clinical and Medical Products. This reportable segment is comprised of all of the businesses formerly within the Clinical Technologies and Services segment, other than the pharmacy services businesses (outsourced hospital pharmacy management services), and all of the businesses formerly within the Medical Products and Technologies segment, other than the Tecomet (orthopedic implants and instruments) and Medsystems (enteral devices and airway management products) businesses, which were acquired by the Company through its acquisition of VIASYS Healthcare Inc. (“Viasys”) in fiscal 2007.

All Other. This reportable segment is comprised of Medicine Shoppe and the pharmacy services business. It also included the Medsystems and Tecomet businesses until both of these businesses were sold during the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results for the fiscal 2009 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009.

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

Planned Spin-Off of CareFusion Corporation

On September 29, 2008, the Company announced that it intended to separate its clinical and medical products businesses from its other businesses, including its healthcare supply chain services business, through a pro rata distribution to the Company’s shareholders of a wholly owned subsidiary formed for the purpose of holding the clinical and medical products businesses (the “Planned Spin-Off”). The Company will retain certain surgical and exam gloves, drapes and apparel and fluid management businesses that are currently part of its Clinical and Medical Products segment. On March 31, 2009, CareFusion Corporation (“CareFusion”), the subsidiary formed to effect the Planned Spin-Off, filed a Form 10 registration statement for the Planned Spin-Off outlining the

Company’s plan to spin off at least 80% of the outstanding common stock of CareFusion through a pro rata distribution to the Company’s shareholders, with the Company retaining the remaining shares of CareFusion common stock. The Company is required to dispose of the shares of CareFusion common stock within five years of the distribution.

The Planned Spin-Off is subject to final approval by the Company’s Board of Directors, as well as a number of additional conditions, including, among others:

•

the receipt of a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) substantially to the effect that, among other things, the contribution by the Company of the assets of the clinical and medical products businesses to CareFusion and the distribution will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”);

•

the receipt of opinions from Weil, Gotshal & Manges LLP and Wachtell, Lipton, Rosen & Katz, co- counsel to Cardinal Health, to the effect that the contribution and distribution will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code;

•	the SEC declaring effective the Form 10 registration statement;

•	receipt of investment grade credit ratings for each of the Company and CareFusion; and

•	the completion of the financing necessary for a cash distribution from CareFusion to the Company prior to the Planned Spin-Off.

The Company continues to target the summer of 2009 to complete the Planned Spin-Off, although some of the conditions to completing the transaction may delay the Planned Spin-Off until later in the year. The Company’s goal is to complete the Planned Spin-Off later this calendar year, but no assurance can be provided as to the timing of the Planned Spin-Off or that all conditions to the Planned Spin-Off will be met.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact of adopting this FSP.

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

Special Items

The following is a summary of the special items for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except for Diluted EPS amounts)	2009	2008	2009	2008
Restructuring charges	$48.1	$8.5	$112.1	$54.7
Acquisition integration charges	3.5	4.4	11.8	19.9
Litigation, net	0.4	21.6	0.5	9.4
Other	0.2	1.1	—	3.7

Total special items	$52.2	$35.6	$124.4	$87.7
Tax effect of special items (1)	(12.2)	(12.9)	(36.6)	(31.8)

Decrease in net earnings from special items	$40.0	$22.7	$87.8	$55.9

Decrease in diluted earnings per Common Share from special items	$0.11	$0.06	$0.24	$0.15

(1)	The Company applies varying tax rates to its special items depending upon the tax jurisdiction where the item was incurred.

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

In addition, during fiscal 2009, the Company is incurring restructuring expenses related to the Planned Spin-Off and headcount reductions within its Clinical and Medical Products segment. On September 29, 2008 the Company announced its plans to separate its clinical and medical products businesses as described in more detail in Note 1 in this Form 10-Q. On March 31, 2009, the Company announced that its Clinical and Medical Products segment will reduce its global workforce by approximately 800 people over six months.

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

The following table segregates the Company’s restructuring charges for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Healthcare Supply Chain Services
Employee-related costs (1)	$1.2	$(0.6)	$1.7	$8.7
Facility exit and other costs (2)	1.1	2.3	3.5	2.5
Asset impairments	—	1.2	—	1.2

Total Healthcare Supply Chain Services	2.3	2.9	5.2	12.4

Clinical and Medical Products
Employee-related costs (1)	8.2	4.8	10.5	7.1
Facility exit and other costs (2)	0.5	0.3	1.2	(0.5)

Total Clinical and Medical Products	8.7	5.1	11.7	6.6

All Other
Employee-related costs (1)	0.8	—	1.3	—
Facility exit and other costs (2)	0.3	—	0.6	—

Total All Other	1.1	—	1.9	—

Related to multiple segments
Employee-related costs (1)	(2.9)	(0.9)	37.3	18.9
Facility exit and other costs (2)	1.6	1.4	4.1	16.8
Asset impairments	0.2	—	0.2	—

Total related to multiple segments	(1.1)	0.5	41.6	35.7

Related to the Planned Spin-Off
Employee-related costs (1)	5.7	—	8.8	—
Facility exit and other costs (2)	31.4	—	42.9	—

Total related to the Planned Spin-Off	37.1	—	51.7	—

Total restructuring charges	$48.1	$8.5	$112.1	$54.7

(1)	Employee-related costs consist primarily of one-time termination benefits recognized in accordance with the provisions of SFAS No. 146. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

        The costs incurred within the Healthcare Supply Chain Services segment for the three and nine months ended March 31, 2009 primarily related to the closure of a facility and planned headcount reductions within existing operations. The costs incurred within this segment for the three and nine months ended March 31, 2008 primarily related to the closure of a logistics center, headcount reductions within existing operations and the realignment of business operations.

        The costs incurred within the Clinical and Medical Products segment during the three and nine months ended March 31, 2009 primarily related to the planned headcount reductions within existing operations and the closure of facilities. The costs incurred within this segment for the three and nine months ended March 31, 2008 primarily related to headcount reductions within existing operations.

        The costs incurred within the All Other segment during the three and nine months ended March 31, 2009 primarily related to the headcount reductions within existing operations and the closure of facilities.

The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2009 primarily related to the fiscal 2009 restructuring of the Company’s segment operating structure. The costs incurred related to projects that impacted multiple segments during the three and nine months ended March 31, 2008 primarily related to the relocation of the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio.

The costs incurred related to the Planned Spin-Off during the three and nine months ended March 31, 2009 primarily consisted of employee related costs, costs to evaluate and execute the transaction, costs to start up certain stand alone functions and information technology systems and other one-time transaction related costs.

The following table summarizes the year in which the project activities are expected to be completed, the expected headcount reductions and the actual headcount reductions as of March 31, 2009:

	Expected/Actual Fiscal Year of Completion	Headcount Reduction
		Expected (1)	Actual
Healthcare Supply Chain Services	2009	97	6
Clinical and Medical Products	2010	915	124
All Other	2009	296	215
Related to multiple segments (2)	2010	897	860
Related to the Planned Spin-Off	2009	19	14

Total headcount reductions		2,224	1,219

(1)	Represents projects that have been initiated as of March 31, 2009.
(2)	Includes, among other restructuring projects, employees displaced as a result of the relocation of the medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. Most of this reduction is expected to be offset by the positions created at the corporate headquarters.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during the three and nine months ended March 31, 2009 and 2008 were primarily a result of the acquisition of Viasys. During the periods noted above, the Company also incurred acquisition integration charges for several smaller acquisitions. The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Acquisition integration charges:
Employee-related costs	$(0.1)	$1.2	$2.4	$2.6
Asset impairments and other exit costs	—	0.1	—	0.2
Other integration costs	3.6	3.1	9.4	17.1

Total acquisition integration charges	$3.5	$4.4	$11.8	$19.9

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

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Litigation charges/(income):
Shareholder litigation against Syncor	$—	$6.0	$—	$6.0
Derivative litigation	—	—	—	(23.0)
DuPont litigation	—	6.0	—	6.0
ERISA litigation against Syncor	0.4	8.0	0.4	8.0
Pharmaceutical manufacturer antitrust litigation	—	—	—	(0.2)
Other	—	1.6	0.1	12.6

Total litigation, net	$0.4	$21.6	$0.5	$9.4

Shareholder Litigation against Syncor. The Company recorded a reserve of $6.0 million during the three months ended March 31, 2008 related to the shareholder litigation against Syncor International Corporation (“Syncor”). For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Derivative Litigation. The Company recognized income of $23.0 million during the nine months ended March 31, 2008 related to settlement of certain Derivative Actions. For further information, see the 2008 Form 10-K.

DuPont Litigation. The Company recorded a reserve of $6.0 million during the three months ended March 31, 2008 related to the litigation with E.I. Du Pont De Nemours and Company. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

ERISA Litigation against Syncor. The Company recorded reserves of $0.4 million during the three months ended March 31, 2009 and $8.0 million during the three months ended March 31, 2008 related to the ERISA litigation against Syncor. For further information regarding this matter, see the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million during the nine months ended March 31, 2008 resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through March 31, 2009 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries, if any, it will receive as a result of these class actions.

Other Litigation. The Company recorded reserves of $0.1 million during the nine months ended March 31, 2009 and $1.6 million and $12.6 million during the three and nine months ended March 31, 2008, respectively, with respect to certain litigation in the Company’s Healthcare Supply Chain Services segment.

Other

Other costs included in special items primarily relate to legal fees and document preservation and production costs incurred in connection with an SEC investigation and related matters. For information regarding this matter, see the 2007 Form 10-K.

Special Items Accrual Rollforward

The following table summarizes activity related to the liabilities associated with the Company’s special items during the nine months ended March 31, 2009:

(in millions)	Nine Months Ended March 31, 2009
Balance at June 30, 2008	$97.8
Additions (1)	124.6
Payments	(164.6)

Balance at March 31, 2009	$57.8

(1)	Amount represents items that have been expensed as incurred or accrued in accordance with GAAP.

Future Spend

Certain acquisition and restructuring charges are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized in special items when incurred.

The Company estimates it will incur additional costs in future periods associated with currently anticipated acquisition integration and restructuring activities totaling approximately $198.1 million (approximately $134.6 million net of tax). These estimated costs are primarily due to costs associated with the Planned Spin-Off in the period up to and including the effective date of the spin-off and headcount reductions within the Clinical and Medical Products segment.

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

During the nine months ended March 31, 2008, the Company recognized a $23.3 million gain from the divestiture of an investment within the Healthcare Supply Chain Services segment.

3. ACCOUNTS RECEIVABLE

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which was exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which was consolidated by the Company, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. As part of an amendment to certain of the facility terms of the preferred debt securities in October 2006, the Company repaid $500.0 million of the principal balance. In October 2008, the Company repaid the remaining balance and the agreement was terminated. See Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K for additional information.

This arrangement was separate and distinct from the Company’s committed receivables sales facility program. See Note 14 for a discussion of the committed receivables sales facility program.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

See Note 8 in the 2007 Form 10-K for information regarding the sale of the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”), during the fourth quarter of fiscal 2007.

The Company incurred minor amounts of activity related to the PTS Business during the three and nine months ended March 31, 2009, as a result of finalizing certain assumptions made at the time of the sale and activity under a transition services agreement. The Company incurred activity during the three and nine months ended March 31, 2008 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments. Also included within the three and nine months ended March 31, 2008 was an adjustment for a deferred tax item that should not have been included in the book basis of the PTS Business when it was sold in the fourth quarter of fiscal 2007. This adjustment resulted in a $12.3 million increase in the gain on sale of the PTS Business.

The results of the PTS Business included in discontinued operations are summarized as follows for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Revenue	$—	$—	$—	$—
Operating income before income taxes	$—	$16.4	$(0.1)	$17.4
Income tax expense	$(0.6)	$(26.3)	$(3.6)	$(29.1)
Loss from discontinued operations	$(0.6)	$(9.9)	$(3.7)	$(11.7)
Comprehensive loss from discontinued operations	$(0.6)	$(9.9)	$(3.7)	$(11.7)

The liabilities of the PTS Business included in liabilities held for sale and discontinued operations were $2.4 million and $2.5 million as of March 31, 2009 and June 30, 2008, respectively.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Goodwill

The following table summarizes the changes in the carrying amount of goodwill in total and by segment for the nine months ended March 31, 2009:

(in millions)	Healthcare Supply Chain Services	Clinical and Medical Products	All Other	Total
Balance at June 30, 2008	$1,611.8	$3,456.3	$63.6	$5,131.7
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other (1) (2)	(48.6)	5.9		(42.7)
Goodwill related to the divestiture or closure of businesses and assets held for sale	—	—	(0.3)	(0.3)

Balance at March 31, 2009	$1,563.2	$3,462.2	$63.3	$5,088.7

(1)	The decrease within the Healthcare Supply Chain Services segment primarily related to foreign currency translation adjustments of $67.4 million partially offset by minor acquisitions of $15.5 million.
(2)	The increase within the Clinical and Medical Products segment primarily related to an unrecognized tax benefit adjustment of $46.3 million partially offset by purchase accounting adjustments related to the acquisition of Enturia Inc. (“Enturia”) of $25.4 million and foreign currency translation adjustments of $19.3 million.

The allocations of the purchase price related to the Enturia and other minor acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analysis. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to forty years. The detail of other intangible assets by class as of June 30, 2008 and March 31, 2009 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Unamortized intangibles:
Trademarks and patents	$372.2	$0.4	$371.8

Total unamortized intangibles	$372.2	$0.4	$371.8
Amortized intangibles:
Trademarks and patents	$262.5	$83.7	$178.8
Non-compete agreements	6.7	3.7	3.0
Customer relationships	604.3	142.7	461.6
Other	144.5	65.5	79.0

Total amortized intangibles	$1,018.0	$295.6	$722.4

Total intangibles	$1,390.2	$296.0	$1,094.2

March 31, 2009
Unamortized intangibles:
Trademarks and patents	$356.1	$0.4	$355.7

Total unamortized intangibles	$356.1	$0.4	$355.7
Amortized intangibles:
Trademarks and patents	$294.6	$101.9	$192.7
Non-compete agreements	7.3	4.0	3.3
Customer relationships	606.3	184.4	421.9
Other	154.8	75.6	79.2

Total amortized intangibles	$1,063.0	$365.9	$697.1

Total intangibles	$1,419.1	$366.3	$1,052.8

There were no significant acquisitions of other intangible assets during the nine months ended March 31, 2009. Amortization expense for the three and nine months ended March 31, 2009 was $22.7 million and $68.5 million, respectively, and $14.9 million and $61.6 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2009	2010	2011	2012	2013
Amortization expense	$89.9	$86.9	$85.2	$76.6	$53.8

6. INCOME TAXES

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” resulting in a $139.3 million reduction of retained earnings. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The balance of unrecognized tax benefits and the amount of interest and penalties were as follows as of March 31, 2009 and June 30, 2008:

(in millions)	March 31, 2009	June 30, 2008
Unrecognized tax benefits (1) (2)	$875.6	$762.9
Portion that, if recognized, would reduce tax expense and effective tax rate	579.8	529.1
Accrued penalties and interest (3)	243.4	195.4

(1)	The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	Includes a $46.3 million increase recorded through goodwill during the nine months ended March 31, 2009.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustments (“NPAs”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $178.9 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company, in normal course, terminated the transaction during the second quarter of fiscal 2009.

During the nine months ended March 31, 2009, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices totals $598.1 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $35 million.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 28.1% and 30.8%, respectively, for the three and nine months ended March 31, 2009, as compared to 32.9% and 32.0%, respectively, for the three and nine months ended March 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

During the three and nine months ended March 31, 2009, the effective tax rate was favorably impacted by various discrete tax adjustments totaling $32.0 million and $48.2 million, respectively. The total adjustments of $32.0 million recorded during the three months ended March 31, 2009 were primarily the result of two items. The first item related to the filing of a claim with the IRS to amend the filing position taken on the Company’s federal income tax return for fiscal years 2004 through 2006 for a transaction that qualifies as a secured loan for tax purposes. As a result of filing the tax refund claim, the Company recognized a $24.4 million net tax benefit, or a 5.6 percentage point reduction to the effective tax rate for the three months ended March 31, 2009. The second item was a favorable tax adjustment of $ 6.4 million, or a 1.5 percentage point reduction to the effective tax rate for the three months ended March 31, 2009, as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain.

In addition to the impact of the discrete items discussed above, the effective tax rate for the three months ended March 31, 2009 was adversely impacted by 1.6 percentage points due to the non-deductibility of certain special items related to the Planned Spin-Off.

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

ICU Litigation

Prior to the completion of the Company’s acquisition of ALARIS Medical Systems, Inc. (now known as Cardinal Health 303, Inc. or “Cardinal Health 303”), on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Cardinal Health 303 in the U.S. District Court for the Southern District of California captioned ICU Medical, Inc. v. ALARIS Medical Systems, Inc. In the lawsuit, ICU claims that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU seeks monetary damages plus permanent injunctive relief to prevent Cardinal Health 303 from selling SmartSite products. On July 30, 2004, the District Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the District Court granted summary judgment to Cardinal Health 303 on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Cardinal Health 303. On January 22, 2007, the District Court granted summary judgment in favor of Cardinal Health 303 on all of ICU’s remaining claims and declared certain of their patent claims invalid. The District Court has ordered ICU to pay Cardinal Health 303 approximately $5.0 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the U.S. Court of Appeals for the Federal Circuit. On March 13, 2009, the Court of Appeals affirmed the rulings of the District Court in this matter on all grounds. The Court of Appeals denied ICU’s request for a panel rehearing on the issue of attorneys’ fees. The Company intends to continue to vigorously defend this action. It is currently not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this proceeding. The Company currently does not believe, however, that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

FDA Consent Decree

In February 2009, the Company and the U.S. Food and Drug Administration (the “FDA”) amended a Consent Decree for Condemnation and Permanent Injunction between Cardinal Health 303, the Company’s subsidiary that manufactures and sells infusion pumps in the United States, and the FDA to include all infusion pumps manufactured by or for Cardinal Health 303. The original Consent Decree and the Consent Decree as amended are referred to hereinafter as the “Consent Decree” and the “Amended Consent Decree,” respectively. The Amended Consent Decree was entered by the U.S. District Court for the Southern District of California on February 23, 2009. The FDA alleged in the Amended Consent Decree that based on a January 2008 inspection, certain of the Company’s infusion pumps did not satisfy the standards of the Federal Food, Drug and Cosmetic Act (the “FDC Act”). Without admitting the allegations contained in the Amended Consent Decree, and in addition to the requirements of the original Consent Decree, the Company agreed, among other things, that it will: (i) by no later than April 24, 2009, submit a corrective action plan to the FDA to bring Alaris system and all other infusion pumps in use in the U.S. market into compliance with the FDC Act (which was timely submitted); (ii) by no later than June 3, 2009, have an independent expert perform a comprehensive inspection of the Company’s infusion pump facilities and certify whether the Company’s infusion pump operations are in conformity with the Quality System Regulation and certain other provisions of the FDC Act; and (iii) by no later than June 3, 2009, have an independent recall expert inspect the Company’s recall procedures and all ongoing recalls involving the Company’s infusion pumps and certify whether the recall procedures are in compliance with the FDC Act and whether the Company should take any further remedial actions with respect to any recalls involving the Company’s infusion pumps. The Amended Consent Decree does not apply to intravenous administration sets and accessories. Furthermore, it does not prohibit the Company from continuing to manufacture, market and sell infusion pumps (other than the Alaris SE pumps, which were covered under the Consent Decree). The Amended Consent Decree also authorizes the FDA, in the event of any violations in the future, to order the Company to cease manufacturing and distributing, recall products and take other actions. The Company may be required to pay damages of $15,000 per day per violation if it fails to comply with any provision of the Amended Consent Decree, up to $15 million per year.

The original Consent Decree was entered by the District Court on February 8, 2007. Prior to entering into the Consent Decree, the Company had initiated a voluntary field corrective action on August 15, 2006 of its Alaris SE pumps as a result of information indicating that the product had a risk of “key bounce” associated with keypad entries that could lead to over-infusion of patients. On August 23, 2006, the United States filed a complaint in the District Court to effect the seizure of Alaris SE pumps and approximately 1,300 units were seized by the FDA. Under the Consent Decree, the Company was required to, among other things, submit a plan to the FDA outlining corrections for the Alaris SE pumps currently in use by customers and a reconditioning plan for the seized Alaris

SE pumps.

Since the time the original Consent Decree and the Amended Consent Decre were entered into, the Company has been working to meet the obligations of the Consent Decree and the Amended Consent Decree. On August 24, 2007, the FDA notified the Company that it had met the conditions of its reconditioning plan for the Alaris SE pumps that were seized to the FDA’s satisfaction. In addition, on October 10, 2008, the Company notified the FDA that it had satisfied its best efforts obligation to find and remediate Alaris SE pumps in the United States in use by customers. The Company also had previously engaged an independent expert to inspect the Alaris SE pump facilities and certify the infusion pump operations as required by the Consent Decree. On April 2, 2008, the Company implemented a new quality system in its infusion pump facilities. On April 24, 2009, the independent expert provided a certification to the FDA indicating that the infusion pump operations are in conformity with the FDC Act, which meets the requirements of the original Consent Decree. The Company continues to work with the independent expert to the meet the certification requirements of the Amended Consent Decree.

Also on April 24, 2009, Cardinal Health 303 submitted the corrective action plan required by the Amended Consent Decree to the FDA. Included in the corrective action plan was, among other proposed corrective actions, a software correction that addresses a potential risk recently identified with the Alaris PCA (Patient Controlled Analgesia) module when used with the Alaris PC Unit operating with software versions 8 through 9.1. When the products are used together, the Alaris PCA module may infuse above or below the intended infusion dose if a specific sequence of events occurs. The Company has issued a safety alert, followed by a recall notification update, to notify customers of the potential risk and provide instructions to help mitigate the risk. The Company also has placed a hold on shipping the Alaris PCA module and related Alaris PC Unit until the software is corrected. The Company can resume shipping the Alaris PCA module and related Alaris PC Unit after receiving 510(k) clearance from the FDA for the software correction.

The Amended Consent Decree requires that the FDA notify the Company by June 3, 2009, whether the corrective action plan is acceptable, in whole or in part. The Company cannot initiate the corrective action plan until it receives the FDA’s written authorization to proceed with all or a portion of the corrective action plan. The Company recorded a reserve of $17.8 million in the third quarter of fiscal year 2009 related to the corrective action plan, $6 million of which was previously reported in a Current Report on Form 8-K filed by the Company on March 12, 2009. The Company cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on its business.

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

Other Matters

In addition to the matters described above, the Company also becomes involved from time-to-time in other litigation and regulatory matters incidental to its business, including, but not limited to, personal injury claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. The Company intends to vigorously defend itself against such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements.

From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general, the SEC and the U.S. Department of Justice relating to the business, accounting or disclosure practices of customers or suppliers. The responses to these subpoenas and requests for information sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company.

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

8. GUARANTEES

The Company has contingent commitments related to a certain operating lease agreement. This operating lease consists of certain real estate used in the operations of the Company. In the event of termination of this operating lease, which matures in June 2013, the Company guarantees reimbursement for a portion of any unrecovered property cost. At March 31, 2009, the maximum amount the Company could be required to reimburse is $120.9 million. In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company has a liability of $2.0 million recorded as of March 31, 2009 related to this agreement.

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

In the ordinary course of business, the Healthcare Supply Chain Services segment and the All Other segment, from time to time, extend loans to their customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At March 31, 2009 and June 30, 2008, notes in the program subject to the guaranty of the Company totaled $40.9 million and $33.4 million, respectively.

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

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of March 31, 2009:

(in millions)	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash Equivalents	$478.6	$—	$—	$478.6
Other Investments	66.7	—	—	66.7
Foreign Currency Forward Contracts	—	86.3	—	86.3
Interest Rate Swaps and Other	—	(6.1)	—	(6.1)

Total	$545.3	$80.2	$—	$625.5

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less. The other investments balance includes investments in mutual funds classified as trading securities related to the Company’s deferred compensation plan.

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

On March 20, 2009, the Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123.1 million on March 24, 2009. The proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. There was no immediate impact to the statement of earnings; however, the settlement proceeds will be amortized over the life of the underlying debt as a reduction to interest expense.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Weighted-average Common Shares – basic	358.1	355.5	357.3	359.1
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	2.8	4.7	3.7	6.6

Weighted-average shares – diluted	360.9	360.2	361.0	365.7

The potentially dilutive employee stock options that were antidilutive for the three months ended March 31, 2009 and 2008 were 31.4 million and 24.0 million, respectively, and for the nine months ended March 31, 2009 and 2008 were 29.2 million and 16.3 million, respectively.

The total number of Common Shares issued less the Common Shares held in treasury is used to determine the Common Shares outstanding.

Shareholders’ Equity

During the nine months ended March 31, 2009, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At March 31, 2009, approximately $1.3 billion remained from the $2.0 billion repurchase authorization.

11. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Net earnings	$312.9	$356.0	$878.4	$982.6
Foreign currency translation adjustments	(15.0)	60.0	(183.6)	105.5
Net unrealized gain/(loss) on derivative instruments, net of tax	6.3	(12.1)	5.4	(23.7)
Other	—	0.4	—	—

Total comprehensive income	$304.2	$404.3	$700.2	$1,064.4

12. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. As discussed in Note 1, effective the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information has been reclassified to conform to this new financial reporting presentation.

The Healthcare Supply Chain Services segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. This segment also distributes medical and surgical products to hospitals, surgery centers, laboratories and physician offices in the United States, Canada and Puerto Rico and assembles and distributes sterile and non-sterile procedure kits. It provides services to branded pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program for chain and independent retail pharmacy customers and alternate care customers. In addition, this segment operates centralized nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. Lastly, this segment operates a pharmacy for specialty pharmaceuticals.

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

The All Other segment franchises and operates apothecary-style retail pharmacies through its Medicine Shoppe franchise systems and provides pharmacy services to hospitals and other healthcare facilities. This segment also manufactured and sold orthopedic implants and instruments through its Tecomet business and enteral devices and airway management products through its Medsystems business until both of these businesses were sold in the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Revenue:
Healthcare Supply Chain Services (1)	$23,957.6	$21,923.1	$71,472.1	$65,362.4
Clinical and Medical Products (2)	1,100.0	1,170.2	3,469.4	3,335.7
All Other (3)	245.8	308.1	783.9	902.8

Total segment revenue	25,303.4	23,401.4	75,725.4	69,600.9
Corporate (4)	(364.7)	(491.8)	(1,340.0)	(1,435.1)

Total consolidated revenue	$24,938.7	$22,909.6	$74,385.4	$68,165.8

(1)	The Healthcare Supply Chain Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Product Category
Distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products	91%	91%	91%	91%
Distribution of medical, surgical and laboratory products and medical procedure kits	9%	9%	9%	9%

Total	100%	100%	100%	100%

(2)	The Clinical and Medical Products segment’s revenue is derived from five main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Product Category
Infection prevention products	37%	30%	32%	28%
Medication safety, data / analytics, and infusion delivery systems	19%	23%	21%	23%
Medication and medical supply dispensing systems	20%	21%	20%	20%
Respiratory and neurocare products	17%	19%	18%	19%
Medical specialty products and other	7%	7%	9%	10%

Total	100%	100%	100%	100%

(3)	The All Other segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Product Category
Pharmacy services	86%	76%	81%	75%
Franchising and operating apothecary-style retail pharmacies	14%	17%	17%	18%
Medical access and specialty products	—%	7%	2%	7%

Total	100%	100%	100%	100%

(4)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

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

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements for the three and nine months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Segment profit:
Healthcare Supply Chain Services (1)	$383.7	$377.3	$1,009.1	$1,039.2
Clinical and Medical Products (1)	148.1	190.0	513.0	505.8
All Other (1)	23.2	26.5	77.9	73.5

Total segment profit	555.0	593.8	1,600.0	1,618.5
Corporate (1) (2)	(58.7)	(17.3)	(139.5)	(33.0)

Total consolidated operating earnings	$496.3	$576.5	$1,460.5	$1,585.5

(1)	Investment spending previously held at corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 in the 2008 Form 10-K for an explanation of investment spending.

(2)	For the three and nine months ended March 31, 2009 and 2008, Corporate includes among other things special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments.

The following table includes total assets by reportable segment and reconciling items necessary to agree to consolidated assets in the condensed consolidated financial statements as of March 31, 2009 and June 30, 2008:

(in millions)	As of March 31, 2009	As of June 30, 2008
Assets:
Healthcare Supply Chain Services	$15,841.3	$13,389.7
Clinical and Medical Products	8,092.1	8,269.5
All Other	258.3	489.4
Corporate (1)	1,343.1	1,299.6

Consolidated assets	$25,534.8	$23,448.2

(1)	The Corporate assets primarily include cash and equivalents and net property and equipment.

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

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$496.3	$(35.5)	$576.5	$(32.2)
Earnings from continuing operations	$313.5	$(24.0)	$365.9	$(21.5)
Net earnings	$312.9	$(24.0)	$356.0	$(21.5)

Net basic earnings per Common Share	$0.88	$(0.07)	$1.00	$(0.06)
Net diluted earnings per Common Share	$0.87	$(0.07)	$0.99	$(0.06)

The following table illustrates the impact of equity-based compensation on reported amounts for the nine months ended March 31, 2009 and 2008:

	Nine Months Ended March 31, 2009		Nine Months Ended March 31, 2008
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1) (2)	$1,460.5	$(92.3)	$1,585.5	$(86.7)
Earnings from continuing operations	$882.1	$(61.7)	$994.3	$(57.4)
Net earnings	$878.4	$(61.7)	$982.6	$(57.4)

Net basic earnings per Common Share	$2.46	$(0.17)	$2.74	$(0.16)
Net diluted earnings per Common Share	$2.43	$(0.17)	$2.69	$(0.16)

(1)	The total equity-based compensation expense for the three months ended March 31, 2009 and 2008 includes gross stock appreciation rights (“SARs”) income of approximately $0.2 million and $0.2 million, respectively. The total equity-based compensation expense for the nine months ended March 31, 2009 and 2008 includes gross SARs income of approximately $2.1 million and $6.5 million, respectively. The SARs were granted on March 3, 2005 and August 3, 2005 to the Company’s then Chairman and Chief Executive Officer. Equity-based compensation expense was recognized from the vesting of the August 3, 2005 SARs upon issuance with an exercise price below the then-current price of the Company’s Common Shares. In quarters subsequent to issuing the SARs, the fair value has been remeasured using a Black-Scholes model and will continue to be remeasured each quarter until the unexercised SARs are exercised. Any increase in fair value is recorded as equity-based compensation expense. Any decrease in the fair value of the SARs is only recognized as income to the extent of the expense previously recorded. Of the 1.0 million SARs granted, 0.6 million SARs were exercised in fiscal 2007 and 0.3 million SARs were exercised in fiscal 2008.
(2)	The total equity-based compensation expense for the three months ended March 31, 2009 and 2008 also includes gross restricted share and restricted share unit expense of approximately $18.5 million and $15.9 million, respectively, gross employee option expense of approximately $13.3 million and $13.0 million, respectively, and gross employee stock purchase plan expense of approximately $3.9 million and $3.5 million, respectively. The total equity-based compensation expense for the nine months ended March 31, 2009 and 2008 also includes gross restricted share and restricted share unit expense of approximately $49.4 million and $42.3 million, respectively, gross employee option expense of approximately $35.0 million and $42.4 million, respectively, and gross employee stock purchase plan expense of approximately $10.0 million and $8.5 million, respectively.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2008 through March 31, 2009:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share
Balance at June 30, 2008	32.1	$58.81
Granted	2.2	55.38
Exercised	(1.1)	34.69
Canceled	(3.4)	59.31

Balance at March 31, 2009	29.8	$59.34

Exercisable at March 31, 2009	24.0	$58.68

The weighted average fair value of stock options granted during the nine months ended March 31, 2009 is $13.95.

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

At March 31, 2009, the Company had a committed receivables sales facility program available through CHF with capacity to sell $850.0 million in receivables. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. The Company did not have any receivables outstanding under the committed receivables sales facility program at March 31, 2009. During the second quarter of fiscal 2009, the Company amended its committed receivables sales facility program to extend it for an additional 364 days. On May 1, 2009, the Company amended its committed sales facility program to replace a minimum net worth covenant of $4.1 billion in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The amendment also increased the purchase limit of the revolving receivables purchase facility from $850.0 million to $950.0 million. The new covenants will not become effective until the date on which the new financial covenants become effective for the Company’s $1.5 billion revolving credit facility as described in Note 15 of “Notes to Condensed Consolidated Financial Statements” herein.

See Note 19 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K and “Item 5: Other Information” in this Form 10-Q for more information regarding the off-balance sheet arrangements.

15. SUBSEQUENT EVENTS

On April 16, 2009, in connection with the Planned Spin-Off, the Company amended its $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will not become effective until the date on which the Company consummates the Planned Spin-Off, including payment of the contemplated cash distribution from CareFusion to the Company prior to the Planned Spin-Off.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2009 and June 30, 2008, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2008 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in the 2008 Form 10-K (under “Item 1A: Risk Factors”), which are incorporated in this Form 10-Q by reference, and in Part II, Item 1A of this Form 10-Q. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Although the Company has been negatively impacted by the current economic downturn as exhibited by the deferral of hospital capital spending affecting the Clinical and Medical Products segment and increased bad debt expense within the Healthcare Supply Chain Services segment, customer demand within the Healthcare Supply Chain Services segment remained relatively strong resulting in increased revenue and segment profit for the three months ended March 31, 2009. Demand for the Company’s products and services during the three and nine months ended March 31, 2009 led to revenue of $24.9 billion, up 9%, and $74.4 billion, up 9%, respectively, from the same periods in the prior year. Operating earnings were approximately $496 million, down 14%, and $1.5 billion, down 8%, respectively, during the three and nine months ended March 31, 2009 from the same periods in the prior year. Operating earnings during the three months ended March 31, 2009 were negatively impacted by decreased gross margin ($66 million) offset by a decrease in SG&A expense ($4 million). During the nine months ended March 31, 2009 operating earnings were negatively impacted by increases in SG&A expenses ($71 million) and special items ($37 million) partially offset by increased gross margin ($18 million). Net earnings for the three and nine months ended March 31, 2009 were $313 million and $878 million, respectively, and net diluted earnings per Common Share were $0.87 and $2.43, respectively. See Note 10 of “Notes to the Condensed Consolidated Financial Statements” for a reconciliation of Basic EPS to Diluted EPS.

Cash provided by operating activities totaled $740 million during the nine months ended March 31, 2009, primarily due to earnings. Also included in cash provided by operating activities were $123 million of settlement proceeds related to the termination of certain fixed-to-floating interest rate swaps. Cash used in investing activities was $269 million primarily due to capital spending ($263 million). Cash used in financing activities was $396 million primarily due to the Company’s repayment of long-term obligations ($310 million). Also during the nine months ended March 31, 2009, the Company paid $150 million in dividends.

Planned Spin-Off of CareFusion Corporation

On September 29, 2008, the Company announced that it intended to separate its clinical and medical products businesses from its other businesses, including its healthcare supply chain services business, through a pro rata distribution to the Company’s shareholders of a wholly owned subsidiary formed for the purpose of holding the clinical and medical products businesses (the “Planned Spin-Off”). The Company will retain certain surgical and exam gloves, drapes and apparel and fluid management businesses that are currently part of its Clinical and Medical Products segment. On March 31, 2009, CareFusion Corporation, the subsidiary formed to effect the Planned Spin-Off, filed a Form 10 registration statement for the Planned Spin-Off outlining the Company’s plan to spin off at least 80% of the outstanding common stock of CareFusion through a pro rata distribution to the Company’s shareholders, with the Company retaining the remaining shares of CareFusion common stock. The Company is required to dispose of the shares of CareFusion common stock within five years of the distribution.

The Planned Spin-Off is subject to final approval by the Company’s Board of Directors, as well as a number of additional conditions, including, among others:

•

the receipt of a private letter ruling from the IRS substantially to the effect that, among other things, the contribution by the Company of the assets of the clinical and medical products businesses to CareFusion and the distribution will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code;

•

the receipt of opinions from Weil, Gotshal & Manges LLP and Wachtell, Lipton, Rosen & Katz, co- counsel to Cardinal Health, to the effect that the contribution and distribution will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code;

•	the SEC declaring effective the Form 10 registration statement;

•	receipt of investment grade credit ratings for each of the Company and CareFusion; and

•	the completion of the financing necessary for a cash distribution from CareFusion to the Company prior to the Planned Spin-Off.

The Company continues to target the summer of 2009 to complete the Planned Spin-Off, although some of the conditions to completing the transaction may delay the Planned Spin-Off until later in the year. The Company’s goal is to complete the Planned Spin-Off later this calendar year, but no assurance can be provided as to the timing of the Planned Spin-Off or that all conditions to the Planned Spin-Off will be met. See “Part II, Item 1A—Risk Factors” for certain risk factors relating to the Planned Spin-Off.

The Company currently anticipates expenditures associated with the Planned Spin-Off primarily consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. It expects such expenditures for both companies will be in the range of $200 million to $230 million in the period up to and including the effective date of the Planned Spin-Off, excluding expenditures or costs relating to taxes.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per Common Share amounts)	Change (1)	2009	2008	Change (1)	2009	2008
Revenue	9%	$24,938.7	$22,909.6	9%	$74,385.4	$68,165.8
Cost of products sold	10%	23,537.0	21,441.8	10%	70,202.8	64,001.1

Gross margin	(5)%	$1,401.7	$1,467.8	—%	$4,182.6	$4,164.7
Selling, general and administrative expenses	(1)%	850.2	854.5	3%	2,584.2	2,513.5
Impairments, (gain)/loss on sale of assets and other, net	N.M.	3.0	1.2	N.M.	13.5	(22.0)
Special items	N.M.	52.2	35.6	N.M.	124.4	87.7

Operating earnings	(14)%	$496.3	$576.5	(8)%	$1,460.5	$1,585.5
Interest expense and other	94%	60.4	31.1	49%	185.3	124.0

Earnings before income taxes and discontinued operations	(20)%	$435.9	$545.4	(13)%	$1,275.2	$1,461.5
Provision for income taxes	(32)%	122.4	179.5	(16)%	393.1	467.2

Earnings from continuing operations	(14)%	$313.5	$365.9	(11)%	$882.1	$994.3
Loss from discontinued operations, net of tax	N.M.	(0.6)	(9.9)	N.M.	(3.7)	(11.7)

Net earnings	(12)%	$312.9	$356.0	(11)%	$878.4	$982.6

Net diluted earnings per Common Share	(12)%	$0.87	$0.99	(10)%	$2.43	$2.69

N.M.	Not meaningful
(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2009 compared to the same periods in the prior year.

Revenue

Revenue for the three and nine months ended March 31, 2009 increased $2.0 billion or 9% and $6.2 billion or 9%, respectively, compared to the same periods in the prior year. The increases were due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of pharmaceutical price appreciation and increased volume was $1.8 billion and $6.1 billion, respectively), the addition of new customers ($275 million and $787 million, respectively) and the impact of acquisitions ($252 million and $672 million, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 8.7% for the trailing twelve months ended March 31, 2009. Revenue was negatively impacted during the three and nine months ended March 31, 2009 by the loss of customers ($133 million and $1.1 billion, respectively) and foreign exchange ($75 million and $135 million, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2009 increased $2.1 billion or 10% and $6.2 billion or 10%, respectively, compared to the same periods in the prior year. The increase in cost of products sold was mainly due to the respective 9% increases in revenue for both the three and nine months ended March 31, 2009 compared to the same periods in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three months ended March 31, 2009 decreased $66 million or 5% and was flat for the nine months ended March 31, 2009 compared to the same periods in the prior year. The decline in gross margin for the three months ended March 31, 2009 reflects a deferral in hospital capital spending, Alaris product recalls and reserves and the corrective action plan submitted to the FDA, and a hold on shipping certain infusion products within the Clinical and Medical Products segment. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for more information regarding the corrective action plan and the hold of shipping certain infusion products. The year-over-year impact of the Alaris product recalls and reserves was $11 million for the three months ended March 31, 2009. In addition, gross margin was negatively impacted for the three and nine months ended March 31, 2009 by an increase in customer discounts within the Healthcare Supply Chain Services segment ($72 million and $252 million, respectively). This increase was primarily due to increased sales volumes. Gross margin was also negatively impacted by foreign exchange ($35 million and $73 million, respectively). Gross margin was favorably impacted by the 9% growth in revenue for both the three and nine months ended March 31, 2009, which included the impact of acquisitions ($42 million and $130 million, respectively). Gross margin was also favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $35 million and $113 million, respectively) and increased manufacturer cash discounts ($33 million and $108 million, respectively) within the Healthcare Supply Chain Services segment. The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2009 decreased $4 million or 1% compared to the same period in the prior year primarily due to disciplined cost controls, including headcount reductions, and a reduction in incentive compensation expense ($18 million). SG&A expenses for the nine months ended March 31, 2009 increased $71 million or 3% compared to the same period in the prior year primarily in support of revenue growth, which included the impact of acquisitions, net of divestitures ($56 million). SG&A expenses for both the three and nine months ended March 31, 2009 were negatively impacted by increases in bad debt expense ($15 million and $31 million, respectively) driven by the general economic conditions impacting certain customers and bankruptcy filings by three regional chain customers within the Healthcare Supply Chain Services segment. The Company is continuing to closely monitor its portfolio of outstanding accounts receivable to identify and mitigate customer credit risk; however, future results could be adversely impacted if there is a deterioration in the financial condition of one or more customers. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

The Company expects fiscal 2009 SG&A expenses to increase moderately compared to the prior fiscal year in support of sales growth and new product and service offerings and as a result of the impact of acquisitions and increased investment in research and development and information technology projects; however, the Company has generated expense efficiencies through the integration of acquired companies and other cost controls. The Company does not expect share-based compensation expense for fiscal 2009 to be materially different from the prior fiscal year.

Impairments, (Gain)/Loss on Sale of Assets and Other, Net

The Company recognized impairments, (gain)/loss on sale of assets and other, net of $3 million and $14 million, respectively, for the three and nine months ended March 31, 2009 compared to $1 million and $(22) million, respectively, for the three and nine months ended March 31, 2008. During the nine months ended March 31, 2008, the Company divested an investment within the Healthcare Supply Chain Services segment. As a result of the divestiture, the Company recognized a $23 million gain in impairments, (gain)/loss on sale of assets and other, net. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for detail of activity during the three and nine months ended March 31, 2009 and 2008.

Special Items

The following is a summary of the Company’s special items for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Restructuring charges	$48.1	$8.5	$112.1	$54.7
Acquisition integration charges	3.5	4.4	11.8	19.9
Litigation and other	0.6	22.7	0.5	13.1

Total special items	$52.2	$35.6	$124.4	$87.7

During the three months ended March 31, 2009, the Company recognized restructuring charges of $48 million primarily related to the Planned Spin-Off ($37 million) and headcount reductions within the Clinical and Medical Products segment ($8 million). During the nine months ended March 31, 2009, the Company recognized restructuring charges of $112 million primarily related to the Planned Spin-Off ($52 million), restructuring of the Company’s segment operating structure ($39 million), and headcount reductions within the Clinical and Medical Products segment ($8 million). During the three and nine months ended March 31, 2008, the Company recognized expense of $22 million and $33 million, respectively, related to charges incurred for several litigation matters; however, the Company also recognized income of $23 million during the nine months ended March 31, 2008 related to the settlement of the Derivatives Actions discussed in the 2008 Form 10-K. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s special items during the three and nine months ended March 31, 2009 and 2008.

The Company estimates it will incur additional costs in future periods associated with various acquisition integration and restructuring activities totaling approximately $198 million (approximately $135 million net of tax). These estimated costs are primarily due to costs associated with the Planned Spin-Off in the period up to and including the effective date of the spin-off and headcount reductions within the Clinical and Medical Products segment.

Operating Earnings

Operating earnings decreased $80 million or 14% and $125 million or 8%, respectively, during the three and nine months ended March 31, 2009 compared to the same periods in the prior year. The decrease during the three months ended March 31, 2009 was primarily due to a lower gross margin ($66 million) and increased restructuring charges ($40 million), partially offset by decreased litigation and other charges ($22 million). The decrease during the nine months ended March 31, 2009 was primarily due to increased SG&A expenses ($71 million), increased restructuring charges ($57 million) and increased impairment, (gain)/loss on sale of assets and other, net ($36 million), partially offset by higher gross margin ($18 million) and decreased litigation and other charges ($13 million).

Interest Expense and Other

Interest expense and other increased $29 million or 94% and $61 million or 49%, respectively, during the three and nine months ended March 31, 2009 compared to the same periods in the prior year primarily due to the unfavorable impact of foreign exchange and other items ($25 million and $59 million, respectively). Interest expense for the three months ended March 31, 2009 was flat and decreased $18 million during the nine months ended March 31, 2009 due to the favorable impact of interest rate swaps on fixed rate debt.

The Company expects higher interest expense and other for fiscal 2009 compared to the prior year as the favorable impact of foreign exchange that was experienced in fiscal 2008 is not expected to continue in fiscal 2009. The fiscal 2009 foreign exchange impact has been unfavorable year to date. Partially offsetting the foreign exchange impact, the Company expects decreased interest expense as a result of its interest rate swaps of fixed rate debt.

In addition, on March 20, 2009, the Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million on March 24, 2009. There was no immediate impact to the statement of earnings; however, the settlement proceeds will be amortized over the life of the underlying debt as a reduction to interest expense.

Provision for Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended March 31, 2008, the Company received NPAs from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 10 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K. The amount of additional tax, excluding penalties and interest which may be significant, proposed by the IRS in these notices was $179 million. The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company, in normal course, terminated the transaction during the second quarter of fiscal 2009.

During the nine months ended March 31, 2009, the Company received an IRS Revenue Agent Report for tax years 2003 through 2005 which included the NPAs discussed above and new NPAs related to transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in these notices total $598 million, excluding penalties and interest which may be significant. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

If the two preceding matters are not resolved in the Company’s favor, they may adversely affect the Company’s results of operations and financial condition. See Note 6 of “Notes to Condensed Consolidated Financial Statements” for more information on these matters.

The Company’s effective tax rate was 28.1% and 30.8%, respectively, for the three and nine months ended March 31, 2009, as compared to 32.9% and 32.0%, respectively, for the three and nine months ended March 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within international and state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

During the three and nine months ended March 31, 2009, the effective tax rate was favorably impacted by various discrete tax adjustments totaling $32 million and $48 million, respectively. The total adjustments of $32 million recorded during the three months ended March 31, 2009 are primarily the result of two items. The first item related to the filing of a claim with the IRS to amend the filing position taken on the Company’s federal income tax return for fiscal years 2004 through 2006 for a transaction that qualifies as a secured loan for tax purposes. As a result of filing the tax refund claim, the Company recognized a $24 million net tax benefit, or a 5.6 percentage point reduction to the effective tax rate for the three months ended March 31, 2009. The second item was a favorable tax adjustment of $6 million, or a 1.5 percentage point reduction to the effective tax rate for the three months ended March 31, 2009, as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain.

In addition to the impact of the discrete items discussed above, the effective tax rate for the three months ended March 31, 2009 was adversely impacted by 1.6 percentage points due to the non-deductibility of certain special items related to the Planned Spin-Off.

See Note 6 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s provision for income taxes and unrecognized tax benefits.

Loss from Discontinued Operations

See Note 4 of “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

During the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — the Healthcare Supply Chain Services segment, the Clinical and Medical Products segment and the All Other segment — in order to reduce costs and align resources with the needs of each segment. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 12 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change (1)	2009	2008	Change (1)	2009	2008
Healthcare Supply Chain Services	9%	$23,957.6	$21,923.1	9%	$71,472.1	$65,362.4
Clinical and Medical Products	(6)%	1,100.0	1,170.2	4%	3,469.4	3,335.7
All Other	(20)%	245.8	308.1	(13)%	783.9	902.8

Total segment revenue	8%	25,303.4	23,401.4	9%	75,725.4	69,600.9
Corporate (2)	N.M.	(364.7)	(491.8)	N.M.	(1,340.0)	(1,435.1)

Total consolidated revenue	9%	$24,938.7	$22,909.6	9%	$74,385.4	$68,165.8

(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2009 as compared to the same periods in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change (1)	2009	2008	Change (1)		2009	2008
Healthcare Supply Chain Services (2)	2%	$383.7	$377.3	(3)%		$1,009.1	$1,039.2
Clinical and Medical Products (2)	(22)%	148.1	190.0	1%		513.0	505.8
All Other (2)	(12)%	23.2	26.5	6%		77.9	73.5

Total segment profit	(7)%	555.0	593.8	(1)%		1,600.0	1,618.5
Corporate (2) (3)	N.M.	(58.7)	(17.3)	N.M.		(139.5)	(33.0)

Consolidated operating earnings	(14)%	$496.3	$576.5	(8	) %	$1,460.5	$1,585.5

(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2009 as compared to the same periods in the prior year.
(2)	Investment spending previously held at Corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation. See Note 17 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K for an explanation of investment spending.
(3)	For the three and nine months ended March 31, 2009 and 2008, Corporate includes special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments.

Healthcare Supply Chain Services Performance

Healthcare Supply Chain Services revenue growth of $2.0 billion or 9% and $6.1 billion or 9%, respectively, during the three and nine months ended March 31, 2009 as compared to the prior year period was primarily due to additional volume from existing customers and pharmaceutical price appreciation (the combined impact of pharmaceutical price appreciation and increased volume from existing customers was $1.8 billion and $6.1 billion, respectively). The pharmaceutical price appreciation index was 8.7% for the trailing twelve months ended March 31, 2009. Revenue was also positively impacted by the addition of new customers ($256 million and $702 million, respectively). Revenue growth was negatively impacted by the loss of customers ($133 million and $1.1 billion, respectively).

Healthcare Supply Chain Services segment profit increased $6 million or 2% during the three months ended March 31, 2009 as compared to the same period in the prior year. Segment profit was positively impacted by an increase in gross margin of $7 million and a minor decrease in SG&A for the three months ended March 31, 2009. The increase in gross margin was primarily due to increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $35 million) and increased manufacturer cash discounts ($33 million). The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. Gross margin was negatively impacted by increased customer discounts ($72 million) as a result of increased sales volume. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates. SG&A expenses for the three months ended March 31, 2009 decreased slightly compared to the same period in the prior year primarily due to disciplined cost controls partially offset by an increase in bad debt expense ($16 million) primarily due to the general economic conditions impacting certain customers and bankruptcy filings by three regional chain customers.

Healthcare Supply Chain Services segment profit decreased $30 million or 3% during the nine months ended March 31, 2009 as compared to the same period in the prior year. Segment profit was positively impacted by an increase in gross margin of $14 million and was negatively impacted by an increase in SG&A of $44 million. The increase in gross margin was primarily due to increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $113 million), increased manufacturer cash discounts ($108 million) and increased margin from generic pharmaceuticals ($40 million) primarily due to the impact of generic launches during the first half of fiscal 2009. The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. Gross margin was negatively impacted by increased customer discounts ($252 million) as a result of increased sales volume. SG&A expenses for the nine months ended March 31, 2009 were negatively impacted by an increase in bad debt expense ($30 million) primarily due to the general economic conditions impacting certain customers and bankruptcy filings by three regional chain customers.

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

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except percentage of revenue)	2009	2008	2009	2008
Non-bulk customers:
Revenue from non-bulk customers	$11,083	$10,737	$32,578	$31,638
Segment expenses allocated to non-bulk customers (1)	$10,853	$10,499	$31,937	$30,955
Segment profit from non-bulk customers (1)	$230	$238	$641	$683
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	2.1%	2.2%	2.0%	2.2%
Bulk customers:
Revenue from bulk customers	$10,824	$9,124	$32,678	$27,756
Segment expenses allocated to bulk customers (1)	$10,766	$9,074	$32,550	$27,616
Segment profit from bulk customers (1)	$58	$50	$128	$140
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.5%	0.5%	0.4%	0.5%

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

During the three and nine months ended March 31, 2009, revenue from non-bulk customers increased $346 million and $940 million, respectively, compared to the same periods in the prior year due to increased volume from existing customers. Segment profit from non-bulk customers decreased $8 million and $42 million, respectively, during the three and nine months ended March 31, 2009 compared to the same periods in the prior year due to increased customer discounts as a result of increased sales volume partially offset by increased manufacturer cash discounts and an increase in margin from generic pharmaceuticals. In addition, non-bulk results were negatively impacted by one of the Company’s largest customers moving certain business from non-bulk to bulk late in fiscal 2008.

During the three and nine months ended March 31, 2009, revenue from bulk customers increased $1.7 billion and $4.9 billion, respectively, compared to the same periods in the prior year due to increased volume from existing customers and new customers. Segment profit from bulk customers increased $8 million for the three months ended March 31, 2009 compared to the same period in the prior year primarily due to distribution service agreement fees and pharmaceutical price appreciation and increased manufacturer cash discounts, partially offset by increased customer discounts as a result of increased sales volume. Segment profit from bulk customers decreased $12 million during the nine months ended March 31, 2009 compared to the same period in the prior year due to increased customer discounts partially offset by increased distribution service agreement, pharmaceutical price appreciation and increased manufacturer cash discounts. In addition, bulk results were positively impacted by one of the Company’s largest customers moving certain businesses from non-bulk to bulk late in fiscal 2008.

Clinical and Medical Products Performance

During the three months ended March 31, 2009, Clinical and Medical Products revenue and segment profit declined compared to the same period in the prior year. The declines were primarily driven by the deferral in hospital capital spending and the unfavorable impact of foreign exchange partially offset by the Enturia acquisition. Additionally, segment profit was negatively impacted by Alaris product recalls and reserves and the corrective action plan submitted to the FDA, and a hold on shipping certain infusion products. The Company expects the deferral in hospital capital spending referenced above to have an adverse impact on the Clinical and Medical Products segment results for at least the remainder of calendar year 2009 and the hold on shipping certain infusion products referenced above to have an adverse impact on the Clinical and Medical Products segment results for the remainder of fiscal 2009.

Clinical and Medical Products segment revenue declined $70 million or 6% during the three months ended March 31, 2009 and increased $134 million or 4% during the nine months ended March 31, 2009 compared to the same periods in the prior year. In addition to the factors described above, during the three months ended March 31, 2009, the decline in revenue was primarily due to the negative impact of foreign exchange ($44 million) and decreased volume from existing customers ($19 million) partially offset by acquisitions ($49 million). During the nine months ended March 31, 2009, the increase in revenue was primarily due to acquisitions ($153 million) and new products ($47 million) partially offset by the negative impact of foreign exchange ($68 million).

Clinical and Medical Products segment profit decreased $42 million or 22% during the three months ended March 31, 2009 and increased $7 million or 1% during the nine months ended March 31, 2009 compared to the prior year periods. In addition to the factors described above, gross margin decreased segment profit by $54 million during the three months ended March 31, 2009 primarily as a result of the revenue decline and by the unfavorable impact of foreign exchange ($26 million) and an increase in raw material cost ($14 million) partly offset by the favorable impact of acquisitions ($32 million). Gross margin increased segment profit by $35 million during the nine months ended March 31, 2009 primarily as a result of revenue growth and acquisitions ($97 million), partially offset by the unfavorable impact of foreign exchange ($51 million) and an increase in raw material costs ($52 million). In addition, negatively impacting segment profit for the three and nine months ended March 31, 2009 was an $18 million charge for product recalls and reserves and the corrective action plan submitted to the FDA. Product recalls and reserves were $7 million and $21 million for the three and nine months ended March 31, 2008, respectively. Decreases in SG&A expenses positively impacted segment profit by $12 million during the three months ended March 31, 2009 primarily due to cost control initiatives. Increases in SG&A expenses decreased segment profit by $27 million during the nine months ended March 31, 2009 primarily due to the impact of acquisitions ($52 million), which were partially offset by the favorable impact of cost control initiatives.

All Other Performance

All Other segment revenue declined $62 million or 20% and $119 million or 13%, respectively during the three and nine months ended March 31, 2009 compared to the prior year periods. The revenue decline was driven by lost customers ($24 million and $60 million, respectively), the divestiture of the Medsystems and Tecomet businesses ($20 million and $41 million, respectively) and the closing of several company-owned Medicine Shoppe stores ($19 million and $25 million, respectively).

All Other segment profit decreased $3 million or 12% and increased $4 million or 6%, respectively, during the three and nine months ended March 31, 2009 compared to the prior year periods. A decline in gross margin decreased segment profit by $14 million and $20 million and a decline in SG&A expenses increased segment profit by $11 million and $25 million during the three and nine months ended March 31, 2009, respectively.

In addition, positively impacting revenue and segment profit for the All Other segment for the nine months ended March 31, 2009 was $14 million in Medicine Shoppe franchise termination fees.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008:

	Nine Months Ended March 31,
(in millions)	2009	2008
Net cash provided by/(used in)
Operating activities	$739.6	$1,269.8
Investing activities	$(269.0)	$(148.4)
Financing activities	$(395.9)	$(901.2)

Operating activities. Net cash provided by operating activities during the nine months ended March 31, 2009 totaled $740 million, compared to net cash provided by operating activities during the nine months ended March 31, 2008 of $1.3 billion. The decrease in net cash from operating activities was primarily a result of an increase in working capital in the current period compared to a decrease in working capital in the prior year period. The most significant changes in working capital were increased inventories ($1.3 billion) and increased trade receivables ($870 million), partially offset by increased accounts payable ($1.6 billion). These increases were due primarily to Healthcare Supply Chain Services revenue growth as well as the timing of inventory purchases, receipts and payments. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors during the regular course of business.

In addition, on March 20, 2009, the Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million on March 24, 2009. The proceeds are classified as cash provided by operating activities in the condensed consolidated statements of cash flows.

Investing activities. Net cash used in investing activities of $269 million during the nine months ended March 31, 2009 primarily reflected capital spending ($263 million).

Net cash used in investing activities of $148 million during the nine months ended March 31, 2008 reflected capital spending ($252 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). In addition, the Company utilized cash to complete the Viasys acquisition within the Clinical and Medical Products segment slightly offset by cash received for the divestiture of an investment within the Healthcare Supply Chain Services segment (combined impact of $39 million).

Financing activities. Net cash used in financing activities of $396 million during the nine months ended March 31, 2009 reflected the Company’s repayment of long-term obligations ($310 million) and dividend payments to shareholders ($150 million). See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities of $901 million during the nine months ended March 31, 2008 reflected the Company’s repurchase of its Common Shares ($1.2 billion) and dividend payments to shareholders ($130 million). Cash provided by financing activities included proceeds received from shares issued under various employee stock plans ($209 million) and the net change in commercial paper and short-term borrowings ($202 million).

Share Repurchase Program

During the nine months ended March 31, 2009, the Company did not purchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization will expire on August 31, 2009. At March 31, 2009, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. The Company does not expect additional share repurchases during the remainder of fiscal 2009.

See the table under “Part II, Item 2” of this Form 10-Q for more information regarding these repurchases.

Capital Resources

The Company’s cash and equivalents balance was $1.4 billion at March 31, 2009 compared to $1.3 billion at June 30, 2008. The cash balance at March 31, 2009 was affected by the July 2008 repayment of $150 million of 6.25% notes due 2008, repayment of $149 million for the preferred debt securities (see discussion below for further information) in October 2008 and by net cash provided by operating activities of $740 million, which was driven by earnings as described above.

The Company’s cash and equivalents balance as of March 31, 2009 included $562 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The U.S. parent of the Company may temporarily access cash held by foreign subsidiaries without subjecting it to U.S. federal income tax through intercompany loans. A notice issued by the IRS in October 2008 announced that the U.S. Treasury Department will issue regulations that will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Code. Such intercompany loans from foreign subsidiaries to the U.S. parent must be repaid within 60 days from commencement and cannot exceed 180 cumulative days during the year. At March 31, 2009 and June 30, 2008, the intercompany loan balance of the Company totaled $182 million and $0 million, respectively (cash held by foreign subsidiaries prior to the loan at March 31, 2009 was $744 million). The position set forth in the notice will apply for the Company until June 30, 2010.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $850 million in receivables (on May 1, 2009, the Company amended its committed receivables sales facility program to increase the purchase limit from $850 million to $950 million). The Company had no outstanding borrowings from the commercial paper program at March 31, 2009. Due to general market conditions, market demand for the Company’s A-2, P-2 and F2-rated commercial paper during the six months ended December 31, 2008 was limited; however, the market has improved since the end of the second quarter of fiscal 2009, and the Company issued up to $400 million of commercial paper during the third quarter of fiscal 2009. The Company had no outstanding balance under the committed receivables sales facility program at March 31, 2009.

The Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million on March 24, 2009. The proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. There was no immediate impact to the statement of earnings; however, the settlement proceeds will be amortized over the life of the underlying debt as a reduction to interest expense.

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

The Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of March 31, 2009, the Company was in compliance with this covenant.

On April 16, 2009, in connection with the Planned Spin-Off, the Company amended its $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will not become effective until the date on which the Company consummates the Planned Spin-Off, including payment of the contemplated cash distribution from CareFusion to the Company prior to the Planned Spin-Off.

On May 1, 2009, the Company amended its committed sales facility program to replace a minimum net worth covenant in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will not become effective until the date on which the new financial covenants become effective for the Company’s $1.5 billion revolving credit facility as described above.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” and Note 14 of “Notes to Condensed Consolidated Financial Statements” above and Note 19 of “Notes to Consolidated Financial Statements” in the 2008 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2008 Form 10-K. See “Part II, Item 1A—Risk Factors” for risk factors relating to disruptions in the financial markets.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The information presented below sets forth material changes from the risk factors described in “Item 1A—Risk Factors” in the Company’s 2008 Form 10-K and should be read in conjunction with the risk factors and information described in the 2008 Form 10-K, the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008 and the Company’s other filings with the SEC since June 30, 2008.

Disruptions in the financial market may adversely affect the availability and cost of credit to the Company.

The Company’s ability to make scheduled payments or refinance its obligations with respect to indebtedness will depend on its operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond its control. The credit and capital markets are experiencing significant volatility that is difficult to predict. Disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions, reduced lending activity, decreased liquidity and higher costs in the commercial paper market and reduced markets for securitizations, may adversely affect the availability and cost of credit that the Company has already arranged, and the availability, terms and cost of credit in the future, including any financing necessary to consummate the Planned Spin-Off. There can be no assurances that government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to the Company.

Declining economic conditions could adversely affect the Company’s results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world could adversely impact the Company’s customers and vendors in a number of ways, which could adversely affect the Company. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase the Company’s products and may cause vendors to reduce their output or change terms of sales. The Company has observed certain hospitals delaying capital equipment purchase decisions, which impacted the Company’s financial results during the third quarter of fiscal 2009. The Company expects this delay will have an adverse impact on the Company’s financial results for at least the remainder of calendar 2009. If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay the Company for its products or any demands by vendors for different payment terms may adversely affect the Company’s results of operations and financial condition.

The Company may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Company anticipates that the new presidential administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may, while such uncertainties remain unresolved, have an adverse effect on the Company’s customers’ purchasing decisions regarding its products and services. At this time, the Company cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

The Company may not complete the Planned Spin-Off.

There can be no assurance that the Planned Spin-Off will be completed in the manner and timeframe currently contemplated, or at all. The Company may determine not to move forward with the Planned Spin-Off for a number of reasons, including:

•

the Company’s inability to satisfy certain conditions precedent to the Planned Spin-Off, including final approval by the Company’s Board of Directors, receipt of confirmation of the tax-free nature of the Planned Spin-Off and the effectiveness of a Form 10 registration statement for the Planned Spin-Off;

•	changes in business, political and economic conditions in the United States and in other countries in which the Company currently operates;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in operating performance of the Company;

•	the Company’s inability to obtain the financing necessary on acceptable terms to consummate the Planned Spin-Off; and

•	the inability to obtain investment grade credit ratings for each of the Company and CareFusion following the Planned Spin-Off.

Increased demands on the Company’s management team to prepare for and complete the Planned Spin-Off could distract management’s attention from operating the business.

Management continues to target the summer of 2009 to complete the Planned Spin-Off, although some of the conditions to completing the transaction may delay the Planned Spin-Off until later in the year. The complexity of effecting the Planned Spin-Off will require a substantial amount of management and operational resources, as well as the use of numerous cross-functional project teams. The increased demands on the Company’s management team to plan and complete the Planned Spin-Off during this period could distract management’s attention from fulfilling its regular responsibilities, which could adversely affect the Company’s business.

The Company and CareFusion may not achieve some or all of the expected benefits of the Planned Spin-Off, and the Planned Spin-Off may adversely affect the businesses of the independent companies.

Each, or either, of the Company and CareFusion may not be able to achieve the full strategic and financial benefits expected to result from the Planned Spin-Off, or such benefits may be delayed or not occur at all. The targeted benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility to implement the unique strategic plans of each of the independent companies and to respond more effectively to different customer needs of each of the independent companies and the changing economic environment;

•

allowing each of the independent companies to adopt the capital structure, investment policy and dividend policy best suited to each business’ financial profile and business needs, as well as resolving the current competition for capital among the Company and its investors; and

•

facilitating incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s business, and enhancing employee hiring and retention by each company by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate its ability to effect future acquisitions utilizing its stock.

Each, or either, of the Company and CareFusion may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the Planned Spin-Off will not adversely affect the businesses of the independent companies.

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

The Planned Spin-Off is conditioned upon the Company’s receipt of a private letter ruling from the IRS substantially to the effect that that, among other things, the Planned Spin-Off will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, it is a condition to the distribution that the Company receive opinions of tax counsel to the effect that the Planned Spin-Off will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling and opinions will rely on certain facts, assumptions, representations and undertakings from the Company and CareFusion regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Planned Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or CareFusion after the Planned Spin-Off. If the Planned Spin-Off is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2009	757	$38.13	—	$1,250,377,214
February 1-28, 2009	2,048	37.96	—	1,250,377,214
March 1-31, 2009	1,436	31.37	—	1,250,377,214

Total	4,241	$35.76	—	$1,250,377,214

(1)	Includes 181, 119, and 139 Common Shares purchased in January, February and March 2009, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 576, 1,929 and 1,297 restricted shares surrendered in January, February and March 2009, respectively, by employees upon vesting to meet tax withholding.

(2)	During the three months ended March 31, 2009, the Company did not repurchase any of its Common Shares under its existing $2.0 billion share repurchase program announced on August 8, 2007. This repurchase authorization expires on August 31, 2009. At March 31, 2009, approximately $1.3 billion remains from the $2.0 billion repurchase authorization. The Company does not expect additional share repurchases during the remainder of fiscal 2009.

Item 5:	Other Information

Amendments to Receivables Purchase Facility Agreements

On May 1, 2009, the Company, Cardinal Health Funding, LLC (“Funding”), a receivables financing subsidiary of the Company, Griffin Capital, LLC (“Griffin Capital”), a receivables financing subsidiary of the Company, Ranger Funding Company LLC (“Ranger”), Bank of America, N.A., Windmill Funding Corporation (“Windmill”), The Royal Bank of Scotland plc (as successor to ABN AMRO Bank N.V.), Atlantic Asset Securitization LLC (“Atlantic”), Calyon New York Branch (“Calyon”), Victory Receivables Corporation (“Victory”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch entered into a Second Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty (the “Amendment”). The Third Amended and Restated Receivables Purchase Agreement (as amended, the “Receivables Purchase Agreement”) was entered into on November 19, 2007 between Funding, Griffin Capital, Variable Funding Capital Company, LLC, Victory, Windmill, Wachovia Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., acting through its New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as managing agent, ABN AMRO Bank N.V., individually and as managing agent, and Wachovia Capital Markets, LLC, as agent. The Amendment, among other things, increases the purchase limit of the revolving receivables purchase facility under the Receivables Purchase Agreement (the “Facility”) from $850 million to $950 million. In addition, Atlantic, as a conduit, and Calyon, as the related financial institution for Atlantic and managing agent for Atlantic’s purchase group, became parties to the Receivables Purchase Agreement.

In connection with the Facility, subsidiaries of the Company, Cardinal Health 411, Inc. and Cardinal Health 110, Inc. (together, the “Originators”), sell their existing and future trade receivables to Griffin Capital, which, in turn, sells and contributes those receivables to Funding, in each case, in transactions intended to constitute true sales or capital contributions. Funding then transfers undivided percentage interests in such receivables to Ranger, Victory, Windmill and Atlantic or their liquidity banks in exchange, subject to meeting certain specified conditions, for cash in an amount not to exceed $950 million, based upon the outstanding balance of all receivables defined as “eligible” thereunder, less certain dynamic reserves and over-concentrations. Pursuant to a Second Amended and Restated Performance Guaranty, dated as of June 20, 2007 (the “Performance Guaranty”), the Company has guaranteed to Funding and its assigns performance of the Originators’ and Griffin Capital’s obligations, as a seller or servicer, under the documents associated with the Facility. In connection with the Planned Spin-Off, the Amendment replaces a minimum net worth covenant in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will not become effective until the date on which the new financial covenants become effective for the Company’s $1.5 billion revolving credit facility as described under “Debt Ratings/Covenants” in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The Receivables Purchase Agreement contains customary amortization events, including failure to make timely payments or deposits under the Facility, misrepresentations, cross-defaults to other material debt and credit agreements, breach of covenants, failure of the receivables to meet certain performance ratios, certain changes of control of the Company or any of its affiliates that are parties to the Facility documents, termination of receivables sales by either the Originators or Griffin Capital, certain bankruptcy events, unenforceability or breach of the Performance Guaranty, and entry of certain unsatisfied and unstayed judgments against the Company or any of its affiliates that are parties to the Facility documents. In the event that the senior unsecured long-term debt ratings of the Company are rated below investment grade by any two of S&P, Moody’s and Fitch, the Receivables Purchase Agreement requires Griffin Capital to provide more frequent reports relating to the receivables. Griffin Capital currently cannot provide such reports at the required frequency, and failure to satisfy this requirement would constitute an amortization event and terminate access to the Facility.

From time to time, the financial institutions that are parties to the Receivables Purchase Agreement or their affiliates have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for the Company and its affiliates, including in connection with the Planned Spin-Off, for which they have received, and will receive, customary fees and expenses. In particular, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Royal Bank of Scotland plc or their affiliates currently act as members of the lending syndicate under the Company’s $1.5 billion revolving credit facility. Banc of America Securities LLC also participates as a dealer under the Company’s $1.5 billion commercial paper program.

The Amendment is filed as Exhibit 10.1 to this Form 10-Q and the foregoing description is qualified by reference to the full text of the Amendment set forth in such exhibit. The Receivable Purchase Agreement is filed as Exhibit 10.1 to the Form 8-K filed on November 19, 2007 and the foregoing description is also qualified by reference to the full text of agreement set forth in that exhibit. The Performance Guaranty is filed as Exhibit 10.25.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the foregoing description is also qualified by reference to the full text of the agreement set forth in that exhibit.

Conditional Director Resignations

On May 6, 2009, Philip L. Francis, J. Michael Losh and Michael D. O’Halleran, directors of the Company since 2006, 1996 and 1999, respectively, each tendered his resignation as a member of the Board of Directors, and any committee thereof, of the Company, conditioned on, and effective as of, the occurrence of the effective time of the Planned Spin-Off and further conditioned on being a member of the Board of Directors of CareFusion Corporation as of that effective time. Each of these directors will remain a director until the earlier of the foregoing conditions being satisfied or the expiration of his term in office.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.1	Second Amended and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty, dated as of May 1, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

Cardinal Health Website

The Company uses its website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company, is routinely posted and accessible on the Investors page at www.cardinalhealth.com. In addition, the Company’s website allows investors and other interested persons to sign up to automatically receive email alerts when the Company posts news releases, SEC filings and certain other information on its website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: May 7, 2009	/s/ R. Kerry Clark
R. Kerry Clark
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer