Form 10-K
period 2009-06-30
CARDINAL HEALTH INC
filed 2009-08-27
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008, based on the closing price on December 31, 2008, was $12,408,802,216.

The number of registrant’s Common Shares outstanding as of August 25, 2009, was as follows: Common Shares, without par value: 359,683,531.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, the terms the “Registrant,” the “Company” and “Cardinal Health” refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. The Company is a leading provider of products and services that improve the safety and productivity of healthcare. Except as otherwise specified, information in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Form 10-K”) is provided as of June 30, 2009.

The description of the Company’s business in this Item 1 should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Spin-Off of CareFusion Corporation

On September 29, 2008, the Company announced that it intended to separate its clinical and medical products businesses from its other businesses, including its healthcare supply chain services business, through a pro rata distribution to its shareholders (the “distribution” or “Spin-Off”) of common stock of a wholly owned subsidiary, CareFusion Corporation (“CareFusion”), formed for the purpose of holding the majority of its clinical and medical products businesses. After the Spin-Off, the Company will retain certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of its Clinical and Medical Products segment.

On July 10, 2009, the Company’s Board of Directors approved the distribution to its shareholders of 80.1% or more of shares of CareFusion common stock on the basis of 0.5 shares of CareFusion common stock for each common share of the Company. The distribution will be made after the close of trading on August 31, 2009 to the Company’s shareholders of record as of 5 p.m. EDT on August 25, 2009. Following the Spin-Off, the Company will retain no more than 19.9% of the outstanding CareFusion common stock. The Company is required to dispose of the retained shares of CareFusion common stock within five years of the distribution.

The distribution is subject to a number of conditions, including, among others:

•	the private letter ruling that the Company received from the IRS not being revoked or modified in any material respect;

•

the receipt of opinions from counsel to the Company to the effect that the contribution and distribution involved in the Spin-Off will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”);

•	no rating agency action that is likely to result in either the Company or CareFusion being downgraded below investment grade; and

•	the making of a cash distribution from CareFusion to the Company prior to the distribution.

The Company cannot assure you that any or all of these conditions will be met.

Reportable Segments

Fiscal 2009 and 2010 Changes to Reportable Segments

For the fiscal year ended June 30, 2009, the Company reported financial information in three reportable segments: Healthcare Supply Chain Services; Clinical and Medical Products; and All Other. As discussed below under “Changes to Reportable Segments For Fiscal 2010,” effective July 1, 2009, the Company changed its reportable segments to three segments: Pharmaceutical, Medical and CareFusion. Effective upon the Spin-Off, the Company will change its reportable segments to two segments: Pharmaceutical and Medical. The following business discussion is based on the three reportable segments as they were structured for the fiscal year ended June 30, 2009.

Healthcare Supply Chain Services

Pharmaceutical Supply Chain Business. Through its pharmaceutical supply chain business, the Healthcare Supply Chain Services segment distributes a broad line of branded and generic pharmaceutical products, over-the-counter healthcare products and consumer products (collectively, “pharmaceutical products”). The pharmaceutical supply chain business (also referred to as the pharmaceutical distribution business) is one of the country’s leading full-service wholesale distributors to retail customers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and alternate care providers (including mail order pharmacies) located throughout the United States. As a full-service wholesale distributor, the pharmaceutical supply chain business complements its distribution activities by offering a broad range of support services to assist its customers in maintaining and helping to improve the efficiency and quality of their services. These support services include, among others:

•	computerized order entry (online procurement, fulfillment and information) and order confirmation systems provided through cardinal.com;

•	generic sourcing programs;

•	product movement, inventory and management reports; and

•	consultation on store operations and merchandising.

The Company’s proprietary software systems feature customized databases specially designed to help its pharmaceutical supply chain customers order more efficiently, contain costs and monitor their purchases.

In addition, the pharmaceutical supply chain business provides services to branded pharmaceutical manufacturers, including distribution services, inventory management services, data/reporting services, new product launch support and contract and chargeback administration services. The pharmaceutical supply chain business also operates a pharmaceutical repackaging and distribution program that provides repackaged pharmaceutical products to its customers.

Nuclear Pharmacy Services Business and Other Pharmaceutical Supply Chain Businesses. Through its Nuclear Pharmacy Services business, the Healthcare Supply Chain Services segment also operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. The Healthcare Supply Chain Services segment also provides third-party logistics support services, distributes therapeutic plasma to hospitals, clinics and other providers located in the United States and manufactures and markets generic pharmaceutical products for sale to hospitals, clinics and pharmacies in the United Kingdom. The Healthcare Supply Chain Services segment also operates a specialty pharmacy that provides prescription fulfillment and clinical care services directly to individual patients requiring highly intensive therapies.

Medical Supply Chain Business. Through its medical supply chain business, the Healthcare Supply Chain Services segment distributes a broad range of branded and private-label medical and laboratory products, as well as the Company’s own line of surgical and respiratory therapy products manufactured by the Clinical and Medical Products segment, to hospitals, laboratories and ambulatory care customers, such as surgery centers and physician offices.

In addition, the medical supply chain business helps customers reduce costs while improving the quality of patient care in a variety of ways, including online procurement, fulfillment and information provided through cardinal.com and supply-chain management. The medical supply chain business also assembles and distributes sterile and non-sterile procedure kits under the Presource® brand name.

Pharmaceutical supply chain business model. The Healthcare Supply Chain Services segment’s pharmaceutical supply chain business maintains prime vendor relationships with its customers that streamline the purchasing process for its customers by reducing the number of vendors. Using a prime vendor offers customers logistical savings and fosters partnerships between customer and distributor that result in greater efficiency and lower costs.

Five primary factors influence the pharmaceutical supply chain business’ gross margin for pharmaceutical products: customer discounts, manufacturer cash discounts, distribution service agreement fees, manufacturer rebates and incentives, and pharmaceutical price appreciation.

In general, the Company sells branded pharmaceutical products to its customers at a contract price that is based on the manufacturer’s published price or another designated price at the time of sale (in either case, the “manufacturer’s designated price”). The contract price generally is determined by applying a discount to the manufacturer’s designated price. The term “customer discounts” refers to the difference in dollars between the sales price to customers for pharmaceutical products (net of discounts, rebates and incentives given to customers) and the manufacturer’s designated price for those pharmaceutical products sold in a particular period.

The term “manufacturer cash discounts” refers to the aggregate amount in dollars of cash incentives the Company receives from manufacturers for prompt payment of invoices. Manufacturer cash discounts are typically a fixed percentage of the purchase price from the manufacturer.

The term “distribution service agreement fees” refers to aggregate fees paid by manufacturers for services provided by the Company related to the distribution of the manufacturers’ products. The Company’s fee-for-service arrangements are reflected in written distribution service agreements, and may provide for a fee or a fee plus pharmaceutical price appreciation (as described below). In certain instances, the Company must achieve certain performance criteria to receive the maximum fees under the agreement. The fee is typically a fixed percentage of either the Company’s purchases from the manufacturer or the Company’s sales of the manufacturer’s products to its customers.

The term “pharmaceutical price appreciation” refers to the impact on gross margin in dollars of pharmaceutical price appreciation for pharmaceutical products sold during a particular period. The impact happens when the Company purchases inventory and the manufacturer subsequently increases its published price. By virtue of the Company’s contract price to customers being based upon the manufacturer’s designated price at the time of the sale, the Company then sells that inventory on hand at a higher price. The Company continues to generate a portion of its gross margin from the sale of some manufacturers’ products from pharmaceutical price appreciation without receiving distribution service agreement fees. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to the Company, could adversely affect the Company’s results of operations and financial condition.

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

Therefore, the Company’s pharmaceutical supply chain business generates gross margin primarily to the extent that the selling price to its customers, net of customer discounts, exceeds in the aggregate, the cost of products sold, net of manufacturer cash discounts, distribution service agreement fees, pharmaceutical price appreciation and manufacturer rebates and incentives.

With respect to its customers, the pharmaceutical supply chain business differentiates between bulk and non-bulk customers, because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Bulk customers consist of customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the pharmaceutical supply chain business model.

Clinical and Medical Products

Through its Clinical and Medical Products segment, the Company provides products and services to hospitals and other healthcare providers. This segment develops, manufactures, leases and sells medical technology products, including Alaris® intravenous medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment and Pyxis® dispensing systems that automate the distribution and management of medications in hospitals and other healthcare facilities. The segment also develops, manufactures, leases and sells dispensing systems for medical supplies. This segment also develops and manufactures medical and surgical products for distribution to hospitals, physician offices, surgery centers and other healthcare providers. These products include the following: infection prevention products, such as single-use surgical drapes, gowns and apparel, exam and surgical gloves and fluid suction and collection systems; respiratory care products, such as ventilation equipment and supplies; and medical specialties products, such as reusable surgical instruments and biopsy needles. This segment also offers a line of skin disinfection products sold under the ChloraPrep® brand name and provides clinical intelligence solutions, including products and services that help identify and prevent hospital-acquired infections and provide barcode-enabled patient identification systems used in hospitals.

This segment primarily distributes its products direct to the customer, although it also distributes some products through medical products distributors, including through the Healthcare Supply Chain Services segment. This segment offers products and services principally in the United States and also in Europe, Canada and other regions.

For information on comparative segment revenue, segment profit and related financial information, see Note 17 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

All Other

Through this segment, the Company is a franchisor of apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated (“Medicap,” and together with Medicine Shoppe International, Inc., “Medicine Shoppe”) franchise systems in the United States and abroad. In March 2009, Medicine Shoppe initiated a buyout program to its franchisees. Under the program, existing franchisees could elect one of three choices: termination of the current franchise agreement and conversion to a new program; termination of current franchise agreement and exiting the franchise system; or remaining on the current franchise agreement.

This segment also provides pharmacy services to hospitals and other healthcare facilities, including full-service department outsourcing, transitional and turn-key services for acute care hospital pharmacies, as well as remote medication order entry and review and other services.

During fiscal 2009, the Company divested the Tecomet and MedSystems businesses that were part of this segment.

Changes to Reportable Segments For Fiscal 2010

Effective July 1, 2009, the Company changed its reportable segments to three segments: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment encompasses the businesses previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products as well as the businesses previously within the All Other segment. The Medical segment encompasses the remaining businesses within the Healthcare Supply Chain Services segment as well as certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment. The CareFusion segment encompasses the businesses previously within the Clinical and Medical Products segment excluding the above-referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses and includes all businesses to be included in the Spin-Off. Upon completion of the Spin-Off, the CareFusion segment will be reported as discontinued operations, and the Company will operate with the two remaining segments.

Acquisitions and Divestitures

From July 1, 2004 to June 30, 2009, the Company completed the acquisitions described below.

				Consideration Paid
Date (1)	Company	Location	Line of Business	Cash		Stock Options Converted (2)
				(Amounts in millions)
June 21, 2007	VIASYS Healthcare Inc.	Conshohocken, Pennsylvania	Respiratory, neurology, medical disposable and orthopedic products	$1,526	(3)	0.1

May 12, 2008	Enturia Inc.	Leawood, Kansas	Infection prevention products	$490	(4)	—

(1)	Represents the date the Company became the majority shareholder.
(2)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase the Company’s Common Shares. This column represents the number of the Company’s Common Shares subject to such converted stock options immediately following conversion.
(3)	Includes the assumption of approximately $54 million in debt; also includes approximately $88 million of shares purchased under equity compensation plans in July 2007.
(4)	Includes the assumption of approximately $5 million in debt.

The Company also has completed a number of other smaller acquisitions (asset purchases, stock purchases and mergers) during the last five fiscal years, including the following: Geodax Technology, Inc. during fiscal 2005; ParMed Pharmaceutical, Inc., Denver Biomedical, Inc., the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of F. Dohmen Co., and certain of its subsidiaries, and the remaining shares of Source Medical Corporation, its Canadian joint venture during fiscal 2006; MedMined, Inc., Care Fusion Incorporated and SpecialtyScripts, LLC (“SpecialtyScripts”) during fiscal 2007; and Borschow Hospital & Medical Supplies, Inc. during fiscal 2009.

On an ongoing basis, the Company evaluates possible candidates for merger or acquisition and considers opportunities to expand its operations and services across all reportable segments. These acquisitions may involve the use of cash, stock or other securities as well as the assumption of indebtedness and liabilities.

From July 1, 2004 to June 30, 2009, the Company completed several divestiture transactions. These transactions include divesting the non-core domestic businesses of Syncor International Corporation (“Syncor”) in several transactions since acquiring Syncor in fiscal 2003. During fiscal 2006, the Company divested a significant portion of its specialty distribution business. During fiscal 2007, the Company completed the sale of its former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”) to an affiliate of The Blackstone Group. At the closing of the PTS Business sale, the Company received approximately $3.2 billion in cash, which represented the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the purchase agreement. Also during fiscal 2007, the Company divested its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business. During fiscal 2008, the Company divested its Tecomet (orthopedic implants and instruments) and MedSystems (enteral devices and airway management products) businesses.

The Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. See “Spin-Off of CareFusion Corporation” above for information on the Company’s plans to spin off CareFusion on August 31, 2009. In addition, during the fourth quarter of fiscal 2009, the Company approved plans to divest the United Kingdom-based Martindale injectable manufacturing business and SpecialtyScripts.

For additional information concerning certain of the transactions described above, see Notes 2, 3 and 8 of “Notes to Consolidated Financial Statements” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

The Company’s largest customers, CVS Caremark Corporation (“CVS”) and Walgreen Co. (“Walgreens”), accounted for approximately 21% and 23%, respectively, of the Company’s revenue for fiscal 2009. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 54% of the Company’s revenue for fiscal 2009. All of the Company’s business with its five largest customers is included in its Healthcare Supply Chain Services segment. The loss of one or more of these five customers could adversely affect the Company’s results of operations and financial condition.

Businesses in each of the Company’s reportable segments have agreements with group purchasing organizations (“GPOs”) that act as agents that negotiate vendor contracts on behalf of their members. Approximately 16% of the Company’s revenue for fiscal 2009 was derived from GPO members through the contractual arrangements established with Novation, LLC (“Novation”) and Premier Purchasing Partners, L.P. (“Premier”), the Company’s two largest GPO relationships in terms of member revenue. Although GPO vendor selections are influential to GPO member sourcing decisions, compliance by GPO members with those vendor selections is generally voluntary. As such, the Company believes the loss of any of the Company’s agreements with a GPO would not mean the loss of sales to all members of the GPO, although the loss of such an agreement could adversely affect the Company’s results of operations and financial condition. See Note 1 of “Notes to Consolidated Financial Statements” for further information regarding the Company’s concentrations of credit risk and major customers.

Suppliers

The Company obtains its products from many different suppliers. Products obtained from the Company’s five largest suppliers accounted on a combined basis for approximately 22% of the Company’s revenue during fiscal 2009. No one supplier’s products accounted for more than 6% of the Company’s revenue in fiscal 2009. Overall, the Company believes that its relationships with its suppliers are good. The loss of certain suppliers could adversely affect the Company’s results of operations and financial condition if alternative sources of supply were unavailable at reasonable prices.

The pharmaceutical supply chain business uses a fee-for-service model with respect to the compensation it receives for the services it provides to pharmaceutical manufacturers. These fee-for-service arrangements are reflected in written distribution service agreements. Distribution service agreements between the Company and pharmaceutical manufacturers generally range from a one-year term with an automatic renewal feature to a five-

year term. These agreements are generally only terminable prior to expiration of their term upon the following conditions: the mutual agreement of the parties; an uncured breach of the agreement; or the occurrence of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period. See the “Pharmaceutical supply chain business model” discussion under “Reportable Segments—Healthcare Supply Chain Services” above for more information regarding distribution service agreement fees.

Competition

The Company operates in markets that are highly competitive.

Healthcare Supply Chain Services Segment

In the Healthcare Supply Chain Services segment, the Company’s pharmaceutical supply chain business faces competition in the United States from two other national, full-line wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors and third-party logistics companies, among others, on the basis of a value proposition that includes pricing, breadth of product lines, service offerings and support services. In addition, the Company has experienced increased competition from a number of sources with regard to generic pharmaceuticals, including generic telemarketers.

The pharmaceutical supply chain business has narrow profit margins and, accordingly, the Company’s earnings depend significantly on its ability to:

•	compete effectively on the pricing of pharmaceutical products;

•	offer a compelling portfolio of generic pharmaceutical products, supported by low-cost sourcing arrangements with generic pharmaceutical manufacturers;

•	distribute a large volume and variety of products efficiently;

•	provide quality support services;

•	enter into and maintain satisfactory arrangements with pharmaceutical manufacturers so it is compensated for the services it provides manufacturers; and

•	effectively manage inventory and other working capital items.

The Healthcare Supply Chain Services segment’s nuclear pharmacies face competition from nuclear pharmacy companies and distributors engaged in the preparation and delivery of radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics, including numerous national and regional networks of radiopharmacies, numerous independent radiopharmacies and manufacturers and universities that have established their own radiopharmacies. This segment’s nuclear pharmacies compete based upon a variety of factors, including price, quality, customer service, raw material availability, proprietary technologies or capabilities and responsiveness.

The Healthcare Supply Chain Services segment’s medical supply chain business faces competition both in the United States and in Canada. Competitive factors within this business include price, order-filling accuracy (both invoicing and product selection), breadth of product offerings, product availability, low-cost offerings for commodity products, and service offerings. This business competes across several customer classes with many different distributors, including Owens & Minor, Inc., Thermo Fisher Scientific Inc., PSS World Medical, Inc., Henry Schein, Inc. and Medline Industries, Inc., among others. This business also competes with a number of regional medical products distributors and also with third-party logistics companies.

Clinical and Medical Products Segment

The Company’s Clinical and Medical Products segment faces competition in both its domestic and international markets. Its infusion and respiratory products compete based upon quality, technological innovation, price, brand recognition, patents and other intellectual property and the value proposition of helping improve patient outcomes while reducing overall costs associated with patient safety. Competitors with respect to infusion products include both domestic and foreign companies, including Hospira, Inc., B. Braun Melsungen AG, Baxter International Inc. and Fresenius SE. Competitors with respect to medical product and respiratory product manufacturers include Kimberly-Clark Corporation, Covidien Ltd., Teleflex Incorporated, Medline Industries, Inc., Ansell Limited, 3M Company, Getinge AB, Dräger Medical AG & Co. KG and Koninklijke Philips Electronics N.V., among others.

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

All Other Segment

The Company’s All Other segment faces competition with respect to pharmacy franchising operations from other franchisors of pharmacies. Competition for this business is based primarily upon aggregation of purchase volume, operational support and assistance, benefits offered to both the pharmacist and the customer, access to third-party programs, brand awareness and marketing support and pricing. Medicine Shoppe also needs to be competitive with lower cost retail independent networks or cooperatives that provide support services to pharmacies, as well as a pharmacist’s ongoing option to operate independently or work at a regional or national chain.

This segment’s pharmacy services business competes based on range and quality of services, price, effective use of information systems, development and implementation of clinical programs and the established base of existing operations. Competitors include both national and regional hospital pharmacy management and remote order entry firms, including Comprehensive Pharmacy Services, as well as self-managed hospitals and hospital systems.

Employees

As of June 30, 2009, the Company had approximately 29,600 employees in the United States and approximately 16,900 employees outside of the United States. Overall, the Company considers its employee relations to be good.

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

Through its Healthcare Supply Chain Services segment, the Company holds patents relating to certain aspects of its nuclear pharmacy products. Through its Clinical and Medical Products segment, the Company holds patents relating to certain aspects of its automated pharmaceutical dispensing systems, automated medication management systems, medical devices, infusion therapy systems, infusion administration sets, drug delivery systems, infection surveillance and reporting systems, medical and surgical products and devices, including surgical and exam gloves, drapes, gowns, respiratory equipment and respiratory therapy devices, patient prep products, including antiseptic solutions and applicator devices, fluid suction and irrigation devices, devices for interventional procedures and surgical instruments. The Company also holds patents relating to certain processes and products across all segments.

The Company has a number of pending patent applications in the United States and certain foreign countries, and intends to pursue additional patents as appropriate. It is possible that in some cases the Company may be unable to obtain the patents for which it has applied. The Company has enforced and will continue to enforce its intellectual property rights in the United States and worldwide.

The Company does not consider any particular patent, trademark, license, franchise or concession to be material to its overall business.

Regulatory Matters

Food and Drug Laws

Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Nuclear Regulatory Commission (the “NRC”), the U.S. Department of Health and Human Services (“HHS”), and various state boards of pharmacy, state controlled substance agencies, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. These subsidiaries include those that:

•	distribute and/or engage in logistics services for pharmaceuticals (including certain controlled substances) and/or medical devices;

•	manage or own pharmacy operations including retail, hospital, specialty or nuclear pharmacies;

•	purchase pharmaceuticals;

•	develop, manufacture, package or repackage pharmaceutical products and medical devices;

•	market pharmaceutical and medical device products; and

•

provide consulting services and solutions that assist healthcare institutions and pharmacies in their operations as well as pharmaceutical manufacturers with regard to regulatory submissions and filings made to healthcare agencies such as the FDA.

The DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of controlled substances are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, storage and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend the Company’s distribution centers from distributing pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

Between November 28, 2007, and December 7, 2007, the DEA suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers. The DEA asserted that the Company did not maintain effective controls against diversion of particular controlled substances into other than legitimate medical, scientific and industrial channels. On October 2, 2008, the Company entered into settlement agreements with the DEA and seven U.S. Attorneys’ Offices resulting in reinstatement of the suspended licenses. Under the terms of the settlement agreement with the DEA, the Company agreed to, among other things, maintain a compliance program designed to detect and prevent diversion of controlled substances. As part of the settlements with the DEA and the U.S. Attorneys’ Offices, the Company paid a total settlement amount of $34.0 million during the second quarter of fiscal 2009.

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

Laws regulating the manufacture and distribution of products also exist in most other countries where the Company’s subsidiaries conduct business. In addition, the international manufacturing operations that reside primarily within the Company’s Clinical and Medical Products segment are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.

The FDA and other governmental agencies in the United States, as well as governmental agencies outside of the United States, administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of certain of the Company’s manufactured products. The Company must obtain specific approval or clearance from the FDA and foreign regulatory authorities before it can market and sell many of its products in a particular country. Even after the Company obtains regulatory approval or clearance to market a product, the product and the Company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities.

The Company is subject to possible legal actions by the FDA and other regulatory agencies. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution of products, and other civil, administrative or criminal sanctions. From time to time, the Company institutes compliance actions, such as removing products from the market that were found not to meet applicable requirements. See Note 11 of “Notes to Consolidated Financial Statements” for a discussion of a Consent Decree for Condemnation and Permanent Injunction between the Company and the FDA to resolve seizure litigation over Alaris® SE pumps.

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

To assess and facilitate compliance with applicable FDA, DEA, NRC and other state, federal and foreign regulatory requirements, the Company regularly reviews its quality systems to assess their effectiveness and identify areas for improvement. As part of its quality review, the Company performs assessments of its suppliers of the raw materials, components and finished goods that are incorporated into the medical devices that it manufactures. In addition, the Company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services. From time to time, the Company may determine that products manufactured or marketed by the Company do not meet Company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality or regulatory issue is identified by the Company, it investigates the issue and takes appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling and other actions.

Prescription Drug Pedigree Tracking

There have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical supply chain in order to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the supply chain. To date, 28 states have adopted some form of pedigree tracking requirements, 15 of which currently require prescription drug pedigrees in certain situations.

Federal regulations requiring pedigree and chain of custody tracking in certain circumstances were adopted under the federal Prescription Drug Marketing Act effective December 1, 2006. A preliminary injunction was issued by a federal district court, however, against implementation of some of these federal regulations. The injunction was affirmed by a federal appellate court on July 10, 2008. If the injunction is lifted, the additional regulatory requirements could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition.

In addition, the Federal Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards for identification, validation, authentication, and tracking and tracing of prescription drugs and to identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. The FDA must develop a standardized numerical identifier by April 1, 2010.

On December 26, 2006, the Company entered into a civil settlement to resolve a civil investigation by the New York Attorney General’s Office focusing on sales and purchases of prescription pharmaceuticals in the secondary market. The Company has voluntarily undertaken and implemented a number of business reforms within its pharmaceutical supply chain business as required by the settlement, including requirements that wholesale customers certify their compliance with wholesaler safe product practices established by the Company. In connection with the settlement, the Company agreed to conduct annual agreed-upon procedures testing in 2007, 2008 and 2009 to assess its compliance with the procedures outlined in the settlement.

Healthcare Fraud and Abuse Laws

The Company is also subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs. Furthermore, the Company’s activities as a pharmaceutical and medical device manufacturer and distributor, and its relationships with other pharmaceutical and medical-surgical product manufacturers and healthcare providers subject its business to laws and regulations on healthcare fraud and abuse, which, among other things, generally prohibit the Company from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs, or submitting or causing to be submitted any fraudulent claim for payment by the federal government. Certain of the Company’s subsidiaries also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.

Many of the regulations applicable to the Company relating to healthcare fraud and abuse are vague or indefinite and may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties. Additionally, in connection with these laws and regulations, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon the Company, false claims actions may have to be defended, private payors may file claims and the Company may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have an adverse impact on the Company’s results of operations.

Deficit Reduction Act of 2005

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the published price for generic pharmaceuticals to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, Centers for Medicare and Medicaid Services (“CMS”) published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. On December 19, 2007, a federal district court issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. On July 15, 2008, the U.S. Congress enacted into law over the U.S. President’s veto the Medicare Improvements for Patients and Providers Act of 2008. The law delays the adoption of CMS’s July 17, 2007 rule and prevents CMS from publishing AMP data until October 1, 2009.

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

Health Information Practices

Services and products provided by certain of the Company’s businesses involve access to healthcare information gathered and assessed for the benefit of healthcare clients. Greater scrutiny on a federal and state level is being placed on how patient identifiable healthcare information should be handled and on identifying the appropriate parties and the means to do so. Changes in regulations and/or legislation such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying federal regulations, such as those pertaining to privacy and security, may affect how some of these information services or products are provided. In February 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH” Act) was signed into law. The HITECH Act augmented HIPAA by further expanding existing healthcare privacy requirements, expanding HIPAA’s reach to cover additional entities and increasing penalties associated with noncompliance. In addition, certain of the Company’s operations, depending upon their location, may be subject to additional state or foreign regulations affecting personal data protection and how information services or products are provided. Failure to comply with HIPAA, the HITECH Act and other such laws may subject the Company and/or its subsidiaries to civil and/or criminal penalties, which could be significant.

Franchising Laws

The Company’s franchising operations, through Medicine Shoppe, are subject to Federal Trade Commission regulations and rules and regulations adopted by certain states that require franchisors to make certain disclosures to prospective franchisees prior to the sale of franchises. In addition, many states have adopted laws that regulate the franchisor-franchisee relationship. The most common provisions of such laws establish restrictions on the ability of franchisors to terminate or refuse to renew franchise agreements. From time to time, similar legislation is proposed or is pending in additional states.

Environmental Laws

The Company’s operations are affected by federal, state and local environmental laws. The Company has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental laws. The Company is participating in cleaning up environmental contamination at certain sites.

Health and Safety Laws

The Company is also subject to various federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances.

Laws Relating to Foreign Trade

The Company is also subject to U.S. and international import and export laws and regulations that require the Company to abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. The Company must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control and the Department of Commerce’s Bureau of Industry and Security, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. The Company is also subject to certain laws and regulations concerning the conduct of its foreign operations, including the U.S. Foreign Corrupt Practices Act, foreign anti-bribery laws and laws pertaining to the accuracy of the Company’s internal books and records. The U.S. Foreign Corrupt Practices Act and foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. The Company operates in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices

Despite the Company’s training and compliance program, the Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or agents in contravention of Company policies. The costs associated with complying with the various applicable federal regulations, as well as state and foreign regulations and laws, could be significant and the failure to comply with all such legal requirements could have an adverse effect on the Company’s results of operations and financial condition.

Other Information

The Company’s distribution businesses are generally not required by its customers to maintain particular inventory levels other than as may be required to meet service level requirements. Certain supply contracts with U.S. government entities require the Company’s Healthcare Supply Chain Services and Clinical and Medical Products segments to maintain sufficient inventory to meet emergency demands. The Company does not believe that the requirements contained in these U.S. government supply contracts materially impact inventory levels.

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

Available Information and Exchange Certifications

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on the Company’s website (www.cardinalhealth.com, under the “Investors—Financials/SEC filings” captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company (http://www.sec.gov).

In addition, in connection with the Company’s planned Spin-Off of CareFusion, CareFusion has filed a registration statement on Form 10 (File No. 001-34273) with the SEC. You may obtain additional information regarding the Spin-Off and CareFusion by reviewing the registration statement.

The Company submitted the certification of its Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to the Company’s compliance with the NYSE’s corporate governance listing standards, to the NYSE in December 2008 with no qualifications.

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

The Company operates in markets that are highly competitive. Its pharmaceutical supply chain business competes with two national, full-line wholesale distributors, McKesson Corporation and AmerisourceBergen Corporation, and a number of regional wholesale distributors, self-warehousing retail pharmacy chains, direct selling manufacturers, specialty distributors, generic pharmaceutical telemarketing distributors and third-party logistics companies, among others. The Company’s medical products distribution business encounters competition from numerous and varied competitors in all areas of their businesses. As a result, the Company’s businesses face continued pricing pressure from their customers. In some cases, the Company is able to offset revenue reductions caused by these pricing pressures by lowering its costs through effective product sourcing and cost controls. If the Company is unable to effectively mitigate future pricing pressures, its results of operations and financial condition could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this consolidation trend continues among the Company’s customers and vendors, it could give the resulting enterprises greater bargaining power, which may adversely impact the Company’s gross margin.

Substantial defaults or a material reduction in purchases of the Company’s products by large customers could have an adverse effect on the Company’s results of operations and financial condition.

In recent years, a significant portion of the Company’s revenue growth has been derived from a limited number of large customers. The Company’s largest customers, CVS and Walgreens, accounted for approximately 21% and 23%, respectively, of the Company’s revenue for fiscal 2009. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 54% of the Company’s revenue for fiscal 2009. In addition, CVS and Walgreens accounted for 19% and 33%, respectively, of the Company’s gross trade receivable balance at June 30, 2009. As a result, the Company’s sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from these or other large customers could have an adverse effect on the Company’s results of operations and financial condition.

In addition, certain of the Company’s businesses have entered into agreements with GPOs. Approximately 16% of the Company’s revenue for fiscal 2009 was derived from GPO members through the contractual arrangements established with Novation and Premier. Generally, compliance by GPO members with GPO vendor selections is voluntary. Still, the loss of an agreement with a GPO could have an adverse effect on the Company’s results of operations and financial condition because the Company could lose customers or may need to reduce prices as a result.

The Company may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Company anticipates that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may have an adverse effect on the Company’s customers’ purchasing decisions regarding its products and services. At this time, the Company cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

Changes in the U.S. healthcare environment could adversely affect the Company’s results of operations and financial condition.

The Company’s products and services are primarily intended to function within the current structure of the healthcare industry in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors and medical product manufacturers, pharmaceutical manufacturers, the consolidation of healthcare providers and pharmacy chains, and the development of large, sophisticated purchasing groups.

The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulatory requirements relating to matters including privacy of patient information, or changes in the delivery or pricing of or reimbursement for pharmaceuticals, medical devices, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for such products and services. Changes in the healthcare industry’s or in any of the Company’s suppliers’ pricing, reimbursement, selling, inventory, distribution or supply policies or practices, or regulatory and quality requirements, or changes in the Company’s customer mix, could also significantly reduce the Company’s revenue, increase the Company’s costs or otherwise significantly affect its results of operations.

Generic pharmaceuticals. The use of generic pharmaceuticals has increased over the past several years, and healthcare and public policy trends indicate that the use of generic pharmaceuticals will continue to increase over the next few years as a result of efforts to lower the overall cost of healthcare and the expiration of certain pharmaceutical patents. A decrease in the availability or changes in pricing of or reimbursements for generic pharmaceuticals could adversely affect the Company’s results of operations and financial condition.

Prescription drug pedigree tracking. Various government agencies, including state boards of pharmacy and comparable government agencies, have increased efforts to regulate the pharmaceutical supply chain in order to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the supply chain. To date, 28 states have adopted some form of pedigree tracking requirements, 15 of which currently require prescription drug pedigrees in certain situations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition. See “Item 1—Business—Regulatory Matters” above for more information regarding prescription drug pedigree tracking.

Deficit Reduction Act of 2005. The DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the published price for generic pharmaceuticals to 250% of the AMP and requires manufacturers to publicly report AMP for branded and generic pharmaceuticals. Recently enacted legislation has delayed the implementation of these changes until October 1, 2009. The Company expects the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to its customers for certain generic pharmaceuticals, which may indirectly impact the prices that the Company can charge its customers for generic pharmaceuticals and cause corresponding declines in the Company’s gross margin. There can be no assurance that the changes in the reimbursement formula and related reporting requirements and other provisions of the DRA will not have an adverse effect on the Company’s business. See “Item 1—Business—Regulatory Matters” above for more information regarding the DRA.

The Company’s pharmaceutical supply chain business is subject to appreciation in branded pharmaceutical prices and deflation in generic pharmaceutical prices which subjects the Company to risks and uncertainties.

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

The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge. See Note 10 of “Notes to Consolidated Financial Statements” for a discussion of Notices of Proposed Adjustment.

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

The healthcare industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of multiple federal, state and local agencies, the DEA, the FDA, the NRC, HHS, various state boards of pharmacy, state health departments and other comparable agencies. Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of these agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

There can be no assurances that the Company will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of the Company’s businesses. For example, in 2007, the DEA suspended the licenses to distribute controlled substances held by three of the Company’s distribution centers until the Company reached a settlement to reinstate the licenses. Any noncompliance by the Company with applicable laws and regulations or failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition.

The manufacture, distribution and marketing of certain of the Company’s products are subject to extensive ongoing regulation by the FDA. Failure to comply with the requirements of the FDA could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal by the government to grant approvals, restrictions on operations or withdrawal of existing approvals. See Note 11 of “Notes to Consolidated Financial Statements” for a discussion of a Consent Decree for Condemnation and Permanent Injunction between the Company and the FDA to resolve seizure litigation over Alaris® SE pumps. Any of these actions could cause a loss of customer confidence in the Company and its products which could adversely affect the Company’s sales. In addition, third parties may file claims against the Company relating to these issues.

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

The Company’s ability to make scheduled payments or refinance its obligations with respect to indebtedness will depend on its operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond its control. The credit and capital markets are experiencing significant volatility that is difficult to predict. Disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions, reduced lending activity, decreased liquidity and higher costs in the commercial paper market and reduced markets for securitizations, may adversely affect the availability and cost of credit that the Company has already arranged, and the availability, terms and cost of credit in the future. There can be no assurances that government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to the Company.

Declining economic conditions could adversely affect the Company’s results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world could adversely impact the Company’s customers and vendors in a number of ways, which could adversely affect the Company. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase the Company’s products and may cause vendors to reduce their output or change terms of sales. For example, certain hospitals delayed capital equipment purchase decisions during the second half of fiscal 2009, which affected the financial results of the Clinical and Medical Products segment during the period. The Company expects this delay will have an adverse impact on the financial results of CareFusion through the middle of calendar year 2010. If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay the Company for its products or any demands by vendors for different payment terms may adversely affect the Company’s results of operations and financial condition.

The Company is involved in legal proceedings that could adversely affect the Company’s results of operations and financial condition.

The Company is involved in a number of legal proceedings, certain of which are discussed in Note 11 of “Notes to Consolidated Financial Statements.” Litigation is inherently unpredictable and unfavorable resolutions could occur. It is possible that cash flows or results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generic pharmaceutical manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent the Company distributes such generic products that are launched by the generic manufacturer “at risk,” the brand-name company could assert infringement claims against the Company. While the Company obtains indemnity rights from generic manufacturers as a condition of distributing their products, there can be no assurances that these indemnity rights will be adequate or sufficient to protect the Company.

In addition, certain of the Company’s products and services expose it to product and professional liability risks. The availability of product liability insurance for large companies in the pharmaceutical and medical device industry is generally more limited than insurance available to smaller companies and companies in other industries. Insurance carriers providing product liability insurance to large pharmaceutical and medical device companies generally limit the amount of available policy limits, require larger self-insured retentions and include exclusions for certain products. Large self-insured retentions may also apply to certain professional liability risks. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, these claims could adversely affect the Company’s results of operations and financial condition.

Circumstances associated with the Company’s acquisition and divestiture strategy could adversely affect the Company’s results of operations and financial condition.

Historically, an important element of the Company’s growth strategy has been the pursuit of acquisitions of other businesses that expand or complement the Company’s existing businesses. Acquisitions involve risks, including the risk that the Company overpays for a business or is unable to realize in a timely manner, or at all, the synergies and other expected benefits from acquiring a business. Integrating acquired businesses also involves a number of special risks, including the following:

•	the possibility that management’s attention may be diverted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems and realizing potential revenue synergies and cost savings;

•	problems assimilating and retaining the management or employees of the acquired company or the Company’s employees following an acquisition;

•	accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting;

•	regulatory or compliance issues that could exist for an acquired company or business;

•	challenges in retaining the customers of the combined businesses; and

•	potential adverse effects on results of operations through increased costs or otherwise.

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

With respect to divestitures, the Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. Divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management’s attention from other business concerns;

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture;

•	the disruption of the Company’s business; and

•	the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting a business or product line.

The Company’s future results of operations are subject to the availability and fluctuations in the costs of purchased components, compounds, raw materials and energy.

The Company depends on various components, compounds, raw materials and energy (including radioisotopes, oil and natural gas and their derivatives) supplied by others for its operations. It is possible that any of the Company’s supplier relationships could be interrupted due to natural disasters or other events or could be terminated in the future. Any sustained interruption in the Company’s receipt of adequate supplies could have an adverse effect on the Company. In addition, while the Company has processes to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have an adverse effect on the Company’s results of operations.

The Company’s manufacturing businesses use petroleum-based materials as raw materials in many of their products. Prices of oil and gas also affect the Company’s distribution and transportation costs. Oil and gas prices are volatile and have increased in recent years, resulting in higher costs to the Company to produce and distribute its products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of the Company’s customers and third party payors, the Company may be unable to pass along cost increases through higher prices. If costs increase in the future and the Company is unable fully to offset these increases through other cost reductions or recover these costs through price increases or fuel surcharges, the Company’s results of operations and financial condition could be adversely affected.

The Company’s global operations are subject to a number of economic, political and regulatory risks.

The Company conducts its operations in various regions of the world outside of the United States, including countries in North America, South America, Europe, the Middle East, Africa and Asia. Global economic and regulatory developments affect businesses such as the Company’s in many ways. The Company’s global operations are affected by local economic environments, including inflation, recession, currency volatility, and global competition. Political changes, some of which may be disruptive, can interfere with the Company’s supply chain and customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some of these other risks may be insurable, such attempts to mitigate these risks are costly and not always successful.

Additionally, the Company’s global operations are also subject to risks arising from violations of U.S. laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, and various export control and trade embargo laws and regulations, including those which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties that could adversely affect the Company’s results of operations and financial condition.

Risks associated with the Spin-Off of CareFusion.

The Company’s planned Spin-Off of CareFusion is subject to a number of risks, including the following:

•

Risk of Non-Consummation. The Company expects the distribution of 80.1% or more of CareFusion shares of common stock to occur after the close of trading on August 31, 2009. However, the Spin-Off remains subject to conditions, including: (i) the private letter ruling that the Company received from the IRS not being revoked or modified in any material respect; (ii) the receipt of opinions from counsel to the Company to the effect that the contribution and distribution will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code; (iii) no rating agency action that is likely to result in either the Company or CareFusion being downgraded below investment grade; and (iv) the making of a cash distribution from CareFusion to the Company prior to the distribution. There can be no assurance that any or all of these conditions will be met and that the Spin-Off will be completed in the manner and timeframe currently contemplated, or at all.

•	Risks of Not Obtaining Benefits from the Spin-Off. The Company and CareFusion may not achieve some or all of the expected benefits of the Spin-Off, or may not achieve them in a timely fashion.

•

Risks Relating to Less Diversification. If the Spin-Off is completed, the Company’s operational and financial profile will change as a result of the separation of CareFusion from the Company’s other businesses. As a result, the Company’s diversification of revenue sources will diminish, and it is possible that the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. The Spin-Off could also be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although the Spin-Off will not trigger an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies may eliminate or significantly diminish the Company’s ability to gain access to the commercial paper market, resulting in the need for the Company to use alternative sources of credit at rates that may be higher than would otherwise be available to the Company.

•

Risks Relating to Taxes. In connection with the Spin-Off, the Company received a private letter ruling from the IRS to the effect that, among other things, the contribution by the Company of the assets of the clinical and medical products businesses to CareFusion and the distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, it is a condition to the distribution that the Company receive opinions of tax counsel to the effect that the Spin-Off will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling relies on, and the opinions will rely on, certain facts, assumptions, representations and undertakings from the Company and CareFusion regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or CareFusion after the Spin-Off. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

The Company’s minority investment in CareFusion is subject to certain risks and uncertainties and the Company may not be able to capture the full benefits from this investment.

After the Spin-Off, the Company expects to retain no more than 19.9% of the outstanding shares of CareFusion common stock. As with any investment in a publicly traded company, the Company’s investment in CareFusion will be subject to certain risks and uncertainties relating to CareFusion’s business and ownership of CareFusion common stock, which risks are disclosed in detail in CareFusion’s filings with the SEC. In addition, in connection with the Spin-Off, the Company agreed to vote all of the shares of CareFusion common stock that it retains in proportion to the votes cast by CareFusion’s other stockholders, and in connection with that agreement, the Company granted CareFusion a proxy to vote the shares of CareFusion common stock held by the Company accordingly. As a result, after the Spin-Off, the Company may be required to vote its shares of CareFusion common stock in a manner that is contrary to the manner in which the Company would otherwise have voted such shares. In addition, even though the Company will be CareFusion’s largest shareholder immediately after the Spin-Off, the Company will not have any representation on CareFusion’s Board of Directors.

Pursuant to the private letter ruling received from the IRS in connection with the Spin-Off, the Company will be required to dispose of its retained shares of CareFusion common stock as soon as practicable after the

Spin-Off and consistent with the Company’s reasons for retaining such shares, but in no event later than five years after the Spin-Off. As a result, the Company may be required to sell some or all of its retained shares of CareFusion common stock at a time when it might not otherwise choose to do so. Furthermore, any such disposition by the Company of its shares of CareFusion common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for CareFusion common stock and adversely affect the value or the terms and conditions of such disposition. The Company currently intends to dispose of its shares of CareFusion common stock in an orderly fashion, but it is not obligated to do so.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

In the United States, the Company has 24 pharmaceutical distribution facilities, four specialty distribution facilities, 167 nuclear pharmacy laboratory, manufacturing and distribution facilities, and 50 medical-surgical distribution and assembly facilities utilized by its Healthcare Supply Chain Services segment. In its Clinical and Medical Products segment, the Company has 22 assembly, medical-surgical manufacturing, and research operation facilities. The Company’s U.S. operating facilities are located in 45 states and in Puerto Rico.

Outside of the United States, the Company owns or leases two operating facilities in the United Kingdom and eight operating facilities in Canada and Mexico through its Healthcare Supply Chain Services segment. The Company owns or leases 21 manufacturing, distribution and research operating facilities in Australia, Canada, the Dominican Republic, France, Germany, Ireland, Italy, Malaysia, Malta, Mexico, Thailand and the United Kingdom through its Clinical and Medical Products segment.

The Company owns 76 of its operating facilities, and the remaining 222 operating facilities are leased. The Company owns the four-story building where its principal executive offices are headquartered, which is located at 7000 Cardinal Place in Dublin, Ohio.

The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. The Company regularly evaluates its operating properties, however, and may make further additions, improvements and consolidations as it continues to seek opportunities to expand its role as a provider of products and services to the healthcare industry.

For additional financial information regarding the Company’s facilities, see Notes 12 and 19 of “Notes to Consolidated Financial Statements.”

Item 3:	Legal Proceedings

The legal proceedings described in Note 11 of “Notes to Consolidated Financial Statements” are incorporated in this “Item 3—Legal Proceedings” by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

Special Meeting of Shareholders

A Special Meeting of Shareholders of the Company was held on June 23, 2009.

Matters voted upon at the meeting and the votes tabulated with respect to such matters are as follows:

	Votes Cast
	For	Against	Abstain
Proposal to approve a proposed stock option exchange program, under which eligible Cardinal Health employees would be able to exchange certain options for a lesser number of new options on the terms described in the proxy statement.	182,666,872	113,856,820	1,120,639

Executive Officers of the Registrant

The following is a list of the executive officers of the Company (information provided as of August 27, 2009):

Name	Age	Position
R. Kerry Clark	57	Chairman and Chief Executive Officer
George S. Barrett	54	Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services
David L. Schlotterbeck	62	Vice Chairman of Cardinal Health and Chief Executive Officer, Clinical and Medical Products
Jeffrey W. Henderson	44	Chief Financial Officer
Craig S. Morford	50	Chief Legal and Compliance Officer
Carole S. Watkins	48	Chief Human Resources Officer
Stephen T. Falk	44	Executive Vice President, General Counsel and Corporate Secretary

Unless otherwise indicated, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Clark has served as the Company’s Chairman and Chief Executive Officer since November 2007. In connection with the Spin-Off, the Company had previously announced that Mr. Clark will continue to lead the Company through the Spin-Off and then leave his position as the Company’s Chairman and Chief Executive Officer. On August 4, 2009, Mr. Clark delivered to the Company’s Board of Directors and to the Company a notice of intent to resign as Chairman and Chief Executive Officer effective immediately following the consummation of the Spin-Off. Prior to becoming the Company’s Chairman and Chief Executive Officer, Mr. Clark served as President and Chief Executive Officer from April 2006 to November 2007. Prior to joining the Company, he was Vice Chairman of the Board—P&G Family Health of The Procter & Gamble Company, a consumer products company, from July 2004 to April 2006. He served as Vice Chairman of the Board and President—Global Market Development and Business Operations of Procter & Gamble from 2002 to July 2004. He also served as a director of Procter & Gamble from 2002 until April 2006. He has served as a director of the Company since April 2006 and also is a director of Textron Inc., an aircraft, automotive and industrial products manufacturer and financial services company.

Mr. Barrett has served as Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services, since January 2008. On August 5, 2009, the Company elected Mr. Barrett as Chairman and Chief Executive Officer of the Company effective at the time of consummation of the Spin-Off. Prior to joining the Company, he held several positions with Teva Pharmaceutical Industries Limited, a global pharmaceutical company. From November 2006 to January 2008, he was President and Chief Executive Officer of Teva North America and Executive Vice President—Global Pharmaceutical Markets and a member of the Office of the Chief Executive Officer for Teva Pharmaceutical Industries. He was President and Chief Executive Officer of Teva North America and Group Vice President—North America of Teva Pharmaceutical Industries from 2005 to 2006. Prior to that, Mr. Barrett served as President of Teva USA from 1998 to 2005.

Mr. Schlotterbeck has served as Vice Chairman of Cardinal Health since January 2008 and Chief Executive Officer, Clinical and Medical Products, since August 2006. On August 4, 2009, Mr. Schlotterbeck tendered his resignation effective as of the Spin-Off from the positions he holds with the Company. Mr. Schlotterbeck has been named CareFusion’s Chairman of the Board and Chief Executive Officer effective at the time of the Spin-Off. Prior to becoming Vice Chairman of Cardinal Health, Mr. Schlotterbeck served as Chairman and Chief Executive Officer—Clinical Technologies and Services from August 2004 to August 2006. He was President of ALARIS Medical Systems, Inc. (“Alaris”), a subsidiary of the Company, from June 2004, when the Company acquired Alaris, until August 2004. He is a director of Virtual Radiologic Corporation, a teleradiology services company.

Mr. Henderson has served as Chief Financial Officer since May 2005 and joined the Company as an Executive Vice President in April 2005. Prior to joining the Company, he was President and General Manager of Eli Lilly Canada, Inc., a subsidiary of Eli Lilly and Company, a pharmaceutical company, from July 2003 to April 2005.

Mr. Morford has served as Chief Legal and Compliance Officer since May 2009. He served as Chief Compliance Officer from May 2008 to May 2009. Prior to joining the Company, he was the Acting Deputy Attorney General of the United States from August 2007 to March 2008. He was United States Attorney in Nashville, Tennessee from October 2006 to July 2007. He was First Assistant United States Attorney in the United States Attorney’s Cleveland, Ohio office from November 2003 to July 2004 and from March 2005 to October 2006. He was United States Attorney in Detroit, Michigan from August 2004 to March 2005.

Ms. Watkins has served as Chief Human Resources Officer and its predecessor position, Executive Vice President—Human Resources, since August 2000.

Mr. Falk has served as Executive Vice President, General Counsel and Corporate Secretary since May 2009. He served as Executive Vice President and General Counsel of the Healthcare Supply Chain Services segment from April 2007 to May 2009. He served as Vice President and General Counsel of the Pharmaceutical Technologies and Services segment from March 2005 to April 2007. He served as Vice President and Associate General Counsel, Securities & Corporate Governance and Mergers & Acquisitions, from February 2003 to March 2005.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2009 and 2008, and from July 1, 2009 through the period ended on August 25, 2009.

	High	Low	Dividends
Fiscal 2008
Quarter Ended:
September 30, 2007	$71.28	$62.53	$0.120
December 31, 2007	68.03	56.47	0.120
March 31, 2008	61.48	49.80	0.120
June 30, 2008	57.31	50.63	0.140
Fiscal 2009
Quarter Ended:
September 30, 2008	$56.34	$48.54	$0.140
December 31, 2008	50.50	28.38	0.140
March 31, 2009	39.53	28.59	0.140
June 30, 2009	36.95	29.81	0.175
Fiscal 2010
Through August 25, 2009	$35.63	$29.33	$0.175

As of August 25, 2009 there were approximately 15,341 shareholders of record of the Common Shares.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 – 30, 2009	1,073	$33.73	—	$1,250,377,214
May 1 – 31, 2009	1,981	35.69	—	1,250,377,214
June 1 – 30, 2009	7,519	30.92	—	1,250,377,214

Total	10,573	$32.10	—	$1,250,377,214

(1)	Includes 135, 126, and 155 Common Shares purchased in April, May and June 2009, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 938, 1,855, and 7,364 restricted shares surrendered in April, May and June 2009, respectively, by employees upon vesting to meet tax withholding.
(2)	On August 8, 2007, the Company announced a $2.0 billion share repurchase program. The Company did not repurchase any of its Common Shares pursuant to this program during the three months ended June 30, 2009. At June 30, 2009, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. On August 5, 2009, the Company cancelled the previously approved $2.0 billion share repurchase program and announced a new $500 million share repurchase program which expires on August 31, 2012.

Performance Graph

The following line graph compares the cumulative total return of the Company’s Common Shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index and the Value Line Health Care Sector Index, an independently prepared index which includes more than 100 companies in the health care industry (the “Value Line Health Care Index” or “Peer Group”). The graph assumes, in each case, an initial investment of $100 on June 30, 2004 based on the market prices at the end of each fiscal year through and including June 30, 2009, with the Value Line Health Care Index investment weighted on the basis of market capitalization at the beginning of each such fiscal year, and assuming reinvestment of dividends (and taking into account all stock splits during such periods).

June 30,	2004	2005	2006	2007	2008	2009
Cardinal Health, Inc.	100.00	82.43	92.46	102.12	75.24	45.34
Standard & Poors 500	100.00	104.43	111.34	131.78	112.20	80.58
Peer Group	100.00	106.47	110.46	125.06	112.54	97.95

Item 6:	Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the Fiscal Year Ended June 30, (1)
	2009	2008	2007	2006 (2)	2005
	(In millions, except per common share amounts)
Earnings Data:
Revenue	$99,512.4	$90,975.5	$86,755.0	$79,573.5	$72,579.1
Earnings from continuing operations	$1,142.8	$1,296.0	$820.7	$1,145.3	$1,049.0
Earnings / (loss) from discontinued operations (3)	8.8	4.6	1,110.4	(145.2)	1.7

Net earnings	$1,151.6	$1,300.6	$1,931.1	$1,000.1	$1,050.7
Basic earnings / (loss) per Common Share
Continuing operations	$3.20	$3.62	$2.08	$2.72	$2.44
Discontinued operations (3)	0.02	0.01	2.81	(0.34)	—

Net basic earnings per Common Share	$3.22	$3.63	$4.89	$2.38	$2.44
Diluted earnings / (loss) per Common Share
Continuing operations	$3.16	$3.56	$2.03	$2.67	$2.41
Discontinued operations (3)	0.02	0.01	2.74	(0.34)	—

Net diluted earnings per Common Share	$3.18	$3.57	$4.77	$2.33	$2.41
Cash dividends declared per Common Share	$0.595	$0.500	$0.390	$0.270	$0.150
Balance Sheet Data:
Total assets	$25,118.8	$23,448.2	$23,153.8	$23,433.3	$21,886.6
Long-term obligations, less current portion and other short-term borrowings	3,280.0	3,687.4	3,457.3	2,588.6	2,302.1
Shareholders’ equity (4)	8,724.7	7,747.5	7,376.9	8,490.7	8,593.0

(1)	Amounts reflect business combinations and the impact of special items in all periods presented. See Note 3 of “Notes to Consolidated Financial Statements” for a further discussion of special items affecting fiscal 2009, 2008 and 2007. Fiscal 2006 and 2005 amounts reflect the impact of special items of $79.8 million and $137.9 million, respectively, related to restructuring charges, acquisition integration charges and litigation and other.
(2)	During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements. See Note 18 of “Notes to Consolidated Financial Statements” for additional information.
(3)

During the fourth quarter of fiscal 2009, the Company committed to plans to sell its United Kingdom-based Martindale injectable manufacturing business within its Healthcare Supply Chain Services segment, and met the criteria for classification of this business as a discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force

(“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business and met the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its healthcare marketing services business and its United Kingdom-based Intercare pharmaceutical distribution business, and met the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company decided to discontinue its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico, and met the criteria for classification of discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. In addition, on January 1, 2003, the Company acquired Syncor. Prior to the acquisition, Syncor had announced the discontinuation of certain operations including the medical imaging business and certain overseas operations. The Company proceeded with the discontinuation of these operations and included additional international and non-core domestic businesses in the discontinued operations. The Company sold substantially all of the Syncor-related discontinued operations prior to the end of the third quarter of fiscal 2005. For additional information regarding discontinued operations, see Note 7 of “Notes to Consolidated Financial Statements.”

(4)	In the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $139.3 million reduction of retained earnings.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Strategic Overview

Cardinal Health, Inc. (the “Company”) is an approximately $100 billion, global company serving the healthcare industry with products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety and productivity, and deliver better care to patients.

Spin-Off of CareFusion Corporation

In 2008, the management of Cardinal Health commenced a review of long-term strategy for Cardinal Health’s businesses. On September 29, 2008, the Company announced that it intended to separate its clinical and medical products businesses from its other businesses through a pro rata distribution to its shareholders (the “distribution” or “Spin-Off”) of common stock of a wholly owned subsidiary, CareFusion Corporation (“CareFusion”), formed for the purpose of holding the majority of its clinical and medical products businesses. After the Spin-Off, the Company will retain certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of its Clinical and Medical Products segment.

CareFusion manufactures medication infusion and dispensing products, respiratory equipment, surgical instruments and leading technologies and services that help hospitals prevent medication errors, reduce hospital-acquired infections and manage medications and supplies more efficiently. CareFusion products provide protection against medication errors using Alaris® infusion devices and Pyxis® medication dispensing systems. Infection prevention products include Convertors® brand surgical gowns, Esteem® brand medical gloves, Chloraprep® brand preoperative skin preparation products, as well as electronic infection surveillance through MedMined® services. CareFusion also leads in the respiratory care category through its AVEA® respirators and other leading ventilation brands.

On July 10, 2009, the Company’s Board of Directors approved the distribution to its shareholders of 80.1% or more of the shares of CareFusion common stock on the basis of 0.5 shares of CareFusion common stock for each Common Share of the Company. The distribution will be made after the close of trading on August 31, 2009 to the Company’s shareholders of record as of 5 p.m. Eastern Daylight Time on August 25, 2009. Following the Spin-Off, the Company will retain no more than 19.9% of the outstanding shares of CareFusion common stock. The Company is required to dispose of the retained shares of CareFusion common stock within five years of the distribution.

The distribution is subject to a number of conditions, including, among others:

•	the private letter ruling that the Company received from the IRS not being revoked or modified in any material respect;

•

the receipt of opinions from counsel to the Company to the effect that the contribution and distribution will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”);

•	no rating agency action that is likely to result in either the Company or CareFusion being downgraded below investment grade; and

•	the making of a cash distribution from CareFusion to the Company prior to the distribution.

The Company cannot assure you that any or all of these conditions will be met.

The Company currently anticipates expenditures associated with the Spin-Off to be approximately $261 million on a pre-tax basis, of which approximately $113 million were incurred in fiscal 2009, with the remainder expected to be incurred in fiscal 2010 and beyond. These expenditures primarily consist of functional area separation costs, stand-up costs, employee-related costs and other one-time transaction related costs. Approximately $222 million of these costs are expected to result in cash expenditures, of which approximately $96 million were incurred during fiscal 2009. The Company expects to fund the remainder of the costs through its current sources of liquidity including cash on hand. The Company expects the activities in connection with the Spin-Off to be completed by fiscal 2011. These estimated costs do not include costs expected to be incurred by CareFusion following the Spin-Off.

Upon completion of the Spin-Off, the Company also expects a tax charge of approximately $150 million related to the anticipated repatriation of a portion of cash currently loaned to the Company’s entities within the United States.

Reasons for the Spin-Off

The Company’s Board of Directors believes that separating the clinical and medical products businesses from the remainder of the Company is in the best interests of the Company and its shareholders because such separation is expected to:

•

improve strategic planning, increase management focus and streamline decision-making by providing the flexibility to implement the unique strategic plans of each company and to respond more effectively to different customer needs of each company and the changing economic environment;

•

allow each of the Company and CareFusion to adopt the capital structure, investment policy and dividend policy best suited to each business’ financial profile and business needs, as well as resolve the current competition for capital among the Company and its investors; and

•

facilitate incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s business, and enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate CareFusion’s ability to effect future acquisitions utilizing its common stock.

The Company’s Board of Directors considered a number of potentially negative factors in evaluating the separation, including risks relating to the creation of a new public company, possible increased costs and one-time separation costs, but concluded that the potential benefits of the Spin-Off outweighed these factors.

Significance of CareFusion to the Company’s Consolidated Results of Operations and Financial Position

Following the Spin-Off, the historical operating results of the CareFusion businesses will be reclassified to discontinued operations in the Company’s consolidated statement of earnings. For the fiscal years ended June 30, 2009, 2008 and 2007, the CareFusion businesses constituted approximately the following percentages of the Company’s consolidated operating results:

	2009	2008	2007

Revenue	4%	4%	3%

Gross margin	32%	32%	25%

Operating earnings	31%	33%	36%

At June 30, 2009 and 2008, the CareFusion businesses constituted approximately 28% and 30%, respectively, of the Company’s consolidated assets and approximately 8% and 9%, respectively, of the Company’s consolidated liabilities.

Impact of the Spin-Off on the Company’s Capital Structure

Subsequent to fiscal 2009, the Company and CareFusion entered into several transactions in order to establish their respective capital structures after the Spin-Off. Immediately prior to the Spin-Off, CareFusion will distribute approximately $1.4 billion in cash to the Company. In order to finance the distribution, on July 1, 2009 CareFusion entered into a $1.4 billion senior unsecured bridge loan facility with a term of 364 days from the date of funding. Subsequently, on July 14, 2009 CareFusion obtained permanent financing of $1.4 billion in the form of fixed rate senior notes. As CareFusion was able to obtain permanent financing prior to the Spin-Off, the bridge loan facility will not be drawn upon and will be terminated upon Spin-Off. The net proceeds of the notes were placed into an escrow account and will be used to fund the $1.4 billion cash distribution to the Company. On August 27, 2009, the Company announced it will use up to $1.2 billion of the cash distribution to fund a debt tender offer for certain of its outstanding debt securities (other than the 7.80% Debentures due October 15, 2016 of Allegiance Corporation and the 7.00% Debentures due October 15, 2026 of Allegiance Corporation, the tender offer for which will be funded with the Company’s cash on hand, as further described below). The remainder of the cash distribution will be used to pay off debt maturing in the second quarter of fiscal 2010. See discussion below for additional detail of the debt securities subject to the debt tender offer.

On August 27, 2009, the Company announced that it commenced a cash tender offer for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The amount of each series of debt securities that is purchased will be based on a $1.2 billion cap, and the order of priority set forth above. In addition, the Company is only offering to purchase 7.00% Debentures due October 15, 2026 of Allegiance Corporation with an aggregate purchase price, excluding accrued interest, fees and expenses, of up to $100,000,000 in the tender offer. The Company intends to fund the purchase of the 7.80% Debentures due October 15, 2016 of Allegiance Corporation and the 7.00% Debentures due October 15, 2026 of Allegiance Corporation from cash on hand. If 7.00% Debentures due 2026 are tendered such that the aggregate purchase price for the notes would exceed $100 million, they will be subject to proration. All debt securities of any series tendered having a higher acceptance priority level will be accepted before any debt securities of any series having a lower acceptance priority level. Debt securities of the series in the lowest acceptance priority level accepted for purchase in accordance with the terms and conditions of the tender offer may be subject to proration, as described in the offer to purchase and related letter of transmittal, each dated August 27, 2009, relating to the tender offer. The tender offer is conditioned upon the Company’s receipt of the approximately $1.4 billion cash distribution from CareFusion and other customary conditions set forth in the offer to purchase and related letter of transmittal. The tender offer will expire on September 24, 2009, unless extended or earlier terminated by the Company.

Relationship between the Company and CareFusion following the Spin-Off

On July 22, 2009, the Company and CareFusion entered into a separation agreement to effect the Spin-Off and provide a framework for the relationship between the Company and CareFusion after the Spin-Off. In addition, the Company will enter into other agreements with CareFusion, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements. These agreements, including the separation agreement, will provide for the allocation between the Company and CareFusion of the Company’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after CareFusion’s separation from the Company and will govern certain relationships between the Company and CareFusion after the Spin-Off. The Company and CareFusion will also enter into a stockholder’s and registration rights agreement pursuant to which, among other things, CareFusion will agree that, upon the request of the Company, CareFusion will use its commercially reasonable efforts to effect the registration under applicable federal and state securities laws of any shares of CareFusion common stock retained by Cardinal Health.

Remaining Products and Businesses

Cardinal Health’s supply chain businesses consolidate pharmaceuticals and medical products from thousands of manufacturers into site-specific deliveries to retail pharmacies, hospitals, physician offices, surgery centers and alternate care facilities. Cardinal Health provides comprehensive financial, inventory, contract management and marketing services. Cardinal Health is also the largest provider of specialized nuclear pharmaceuticals, delivering nearly 10 million doses each year to hospitals and outpatient care centers.

For further information regarding the Company’s businesses, see “Item 1—Business” within this Form 10-K.

Financial Overview

The Company has been negatively affected by the current economic downturn as exhibited by the deferral of hospital capital spending affecting the Clinical and Medical Products segment and increased bad debt expense within the Healthcare Supply Chain Services segment. However, customer demand within the Healthcare Supply Chain Services segment remained relatively strong resulting in increased revenue and slightly increased segment profit for fiscal 2009. Demand for the Company’s products and services during fiscal 2009 led to revenue of $99.5 billion, up 9%. Operating earnings were approximately $1.9 billion, down 10% during fiscal 2009 primarily due to an increase in restructuring expenses ($99 million) and a decrease in gross margin ($53 million). Net earnings for fiscal 2009 were $1.2 billion and net diluted earnings per Common Share were $3.18.

Cash provided by operating activities totaled $1.6 billion during fiscal 2009. Included in cash provided by operating activities were $123 million of settlement proceeds related to the termination of certain fixed-to-floating interest rate swaps. Cash used in investing activities was $543 million primarily due to capital spending ($533 million), which includes $151 million to repurchase assets previously under an operating lease arrangement. Cash used in financing activities was $468 million primarily due to the Company’s repayment of certain long-term obligations ($305 million) and the payment of dividends ($200 million). In the fourth quarter of fiscal 2009, the Company’s Board of Directors increased the regular quarterly dividend by 25% to $0.175 per share, which was payable on July 15, 2009 to shareholders of record on July 1, 2009. The Company anticipates that its quarterly dividend will remain $0.175 per share after the Spin-Off; the payment and amount of future dividends remain, however, within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

During the fourth quarter of fiscal 2009, the Company committed to plans to sell its United Kingdom-based Martindale injectable manufacturing business (“Martindale”) and SpecialtyScripts, LLC (“SpecialtyScripts”) within its Healthcare Supply Chain Services segment. The net assets of Martindale and SpecialtyScripts are presented separately as held for sale. The operating results of Martindale are presented within discontinued operations for all periods presented. The results of SpecialtyScripts are reported within earnings from continuing operations on the Company’s consolidated statements of earnings.

Consolidated Results of Operations

The following table summarizes the Company’s consolidated results of operations for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions, except per Common Share amounts):

	Change (1)		Consolidated Results of Operations
	2009	2008	2009	2008	2007
Revenue	9%	5%	$99,512.4	$90,975.5	$86,755.0
Cost of products sold	10%	5%	93,986.0	85,395.8	81,557.6

Gross margin	(1)%	7%	$5,526.4	$5,579.7	$5,197.4
Selling, general and administrative expenses (2)	1%	11%	3,438.3	3,390.1	3,061.3
Impairments, (gain)/loss on sale of assets and other, net	N.M.	N.M.	25.0	(32.0)	17.3
Special items	N.M.	N.M.	177.4	130.1	772.0

Operating earnings	(10)%	55%	$1,885.7	$2,091.5	$1,346.8
Interest expense and other	29%	41%	218.7	169.4	120.6

Earnings before income taxes and discontinued operations	(13)%	57%	$1,667.0	$1,922.1	$1,226.2
Provision for income taxes	(16)%	54%	524.2	626.1	405.5

Earnings from continuing operations	(12)%	58%	$1,142.8	$1,296.0	$820.7
Earnings from discontinued operations, net	N.M.	N.M.	8.8	4.6	1,110.4

Net earnings	(11)%	(33)%	$1,151.6	$1,300.6	$1,931.1

Net diluted earnings per Common Share	(11)%	(25)%	$3.18	$3.57	$4.77

(1)	Change is calculated as the percentage increase or (decrease) for a given year compared to the immediately preceding year.
(2)	Equity-based compensation expense was $123 million, $122 million and $138 million, respectively, for the fiscal years ended June 30, 2009, 2008 and 2007.

Revenue

Revenue for fiscal 2009 increased $8.5 billion or 9% compared to the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of these two factors was $8.0 billion), the addition of new customers within the Healthcare Supply Chain Services segment ($954 million) and the impact of acquisitions ($887 million). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical supply chain business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period compared to the end of the period weighted by the units sold by the pharmaceutical supply chain business during the period. The pharmaceutical price appreciation index was 8.8% for the trailing twelve months ended June 30, 2009. Revenue was negatively impacted during fiscal 2009 by the loss of customers ($972 million). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Revenue increased $4.2 billion or 5% during fiscal 2008. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (the combined impact of these two factors was $4.9 billion), the impact of acquisitions ($817 million) and new customers ($643 million). The pharmaceutical price appreciation index was 7.7% for the trailing twelve months ended June 30, 2008. Revenue was negatively impacted during fiscal 2008 by the loss of customers ($2.1 billion) within the Healthcare Supply Chain Services segment. A portion of the customer losses was due to the DEA license suspensions and the Company’s controlled substance anti-diversion efforts.

Cost of Products Sold

Cost of products sold increased $8.6 billion or 10% and $3.8 billion or 5%, respectively, for the fiscal years ended June 30, 2009 and 2008. The increases in cost of products sold were mainly due to the respective 9% and 5% growth in revenue for fiscal 2009 and 2008. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for fiscal 2009 decreased $53 million or 1%. The decline in gross margin primarily reflects the deferral in hospital capital spending, Alaris product recalls and reserves and the corrective action plan submitted to the FDA, and a hold on shipping certain infusion products within the Clinical and Medical Products segment. See Note 11 of “Notes to Consolidated Financial Statements” for more information regarding the corrective action plan and the hold on shipping certain infusion products. In addition, gross margin was negatively impacted by an increase in customer discounts within the Healthcare Supply Chain Services segment ($356 million). This increase was primarily due to increased sales volumes and customer repricings. Gross margin was also negatively impacted by foreign exchange ($99 million). Gross margin was favorably impacted by the 9% growth in revenue, which included the impact of acquisitions ($157 million). Gross margin was also favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $164 million) and increased manufacturer cash discounts ($157 million) within the Healthcare Supply Chain Services segment. The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue. In addition, the Company expects certain factors to negatively impact fiscal 2010 including the timing of generic launches and price deflation, the repricing of certain customer contracts and strategic positioning moves (such as repositioning Medicine Shoppe and transitioning a significant vendor relationship to a distribution service agreement).

Gross margin increased $382 million or 7% in fiscal 2008. The increase in gross margin was primarily due to the 5% growth in revenue, which includes the impact of acquisitions ($332 million), primarily the Viasys acquisition. Other factors favorably impacting gross margin included increased sales of clinical and medical products and related services ($152 million), increased manufacturer cash discounts ($72 million), distribution service agreement fees and pharmaceutical price appreciation (combined impact of $84 million) and foreign exchange ($59 million). Gross margin was negatively impacted primarily by an increase in customer discounts within the Healthcare Supply Chain Services—Pharmaceutical segment ($307 million) as a result of the repricing of several large customer contracts and increased sales to bulk customers. Also negatively impacting gross margin was a decrease in sales to non-bulk customers.

Selling, General and Administrative Expenses

SG&A expenses for fiscal 2009 increased $48 million or 1% driven by the impact of acquisitions, net of divestitures ($69 million) and increased bad debt expense ($40 million) driven by the general economic conditions impacting certain customers and bankruptcy filings by four regional chain customers within the Healthcare Supply Chain Services segment. The Company is continuing to closely monitor its portfolio of outstanding accounts receivable to identify and mitigate customer credit risk; however, future results could be adversely impacted if there is a deterioration in the financial condition of one or more large customers. The increases in SG&A expenses were largely offset by cost control initiatives. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

SG&A expenses increased $329 million or 11% in fiscal 2008 primarily in support of revenue growth, which includes the impact of acquisitions ($262 million). SG&A expenses were favorably impacted by a year-over-year reduction in incentive compensation expense ($46 million) and equity-based compensation expense ($16 million) in fiscal 2008 compared to the prior year. The reduction in equity-based compensation expense was due to changes made to the Company’s employee equity compensation program.

Impairment, (Gain)/Loss on Sale of Assets and Other, net

The Company recognized impairments, (gain)/loss on sale of assets and other, net of $25 million in fiscal 2009, $(32) million in fiscal 2008 and $17 million in fiscal 2007. See Note 3 of “Notes to Consolidated Financial Statements” for additional detail regarding impairments, (gain)/loss on sale of assets and other, net.

Special Items

The following is a summary of the Company’s special items for fiscal 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Restructuring charges	$164.3	$65.7	$40.1
Acquisition integration charges	14.5	44.9	101.5
Litigation and other	(1.4)	19.5	630.4

Total special items	$177.4	$130.1	$772.0

Fiscal 2009 special items charges included restructuring charges of $164 million primarily related to the Spin-Off ($97 million), restructuring of the Company’s segment operating structure ($31 million), and headcount reductions within the Clinical and Medical Products segment ($19 million).

Fiscal 2008 special items charges primarily related to the Company’s restructuring programs and the integration costs of certain acquisitions. During fiscal 2008, the Company also recorded litigation charges totaling $74 million primarily related to the DEA matter ($34 million) and other matters. These charges were offset by $58 million of income related to the settlement of the Derivative Actions. See Note 3 of “Notes to Consolidated Financial Statements” for additional detail regarding the Derivative Action.

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

The Company estimates it will incur additional costs in future periods associated with currently anticipated acquisition integration and restructuring activities totaling approximately $168 million. These estimated costs are primarily due to costs associated with the Spin-Off, the integration of Viasys and headcount reductions within the Clinical and Medical Products segment.

Operating Earnings

Operating earnings decreased $206 million or 10% during fiscal 2009. The decrease was primarily due to increased restructuring charges ($99 million) and lower gross margin ($53 million).

Operating earnings increased $745 million or 55% during fiscal 2008 compared to the prior year. The increase was primarily due to the $600 million expense recognized within special items in the prior year related to shareholder litigation. In addition, operating earnings were favorably impacted by higher gross margin ($382 million) and negatively impacted by increased SG&A expenses ($329 million).

Interest Expense and Other

Interest expense and other increased $49 million or 29% during fiscal 2009 primarily due to the unfavorable impact of foreign exchange and other items ($43 million).

On March 20, 2009, the Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million. There was no immediate impact to the statement of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense.

Interest expense and other increased $49 million or 41% during fiscal 2008 compared to the prior year. Interest expense and other was impacted during fiscal 2008 by increased borrowing levels ($72 million) and the impact of the prior year allocation of a portion of interest expense related to the PTS Business divestiture to discontinued operations ($26 million). The increase in interest expense for fiscal 2008 was partially offset by the favorable impact of foreign exchange and other items ($19 million) and increased investment income ($18 million).

Provision for Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN No. 48”), resulting in a $139 million reduction of retained earnings.

The Company had $849 million and $763 million of unrecognized tax benefits at June 30, 2009 and June 30, 2008, respectively. Included in these balances are $611 million and $548 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect the

Company’s effective tax rate. The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2009 and 2008 is as follows:

	June 30,
(in millions)	2009	2008
Balance at beginning of fiscal year	$762.9	$596.6
Additions for tax positions of the current year	64.5	83.3
Additions for tax positions of prior years	118.7	189.4
Reductions for tax positions of prior years	(54.3)	(75.6)
Settlements with tax authorities	(37.8)	(7.8)
Expiration of the statute of limitations	(5.2)	(23.0)

Balance at end of fiscal year	$848.8	$762.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and June 30, 2008, the Company had $247 million and $195 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets. For the year ended June 30, 2009, the Company recognized $51 million of interest and penalties in the consolidated statement of earnings.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 9. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $179 million The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

Subsequent to the fiscal year ended June 30, 2008, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598 million, excluding penalties and interest. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $24 million exclusive of penalties and interest.

Provision for Income Taxes—Continuing Operations

The Company’s provisions for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rates”) were 31.4%, 32.6% and 33.1% of pretax earnings in fiscal 2009, 2008 and 2007 respectively. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of special items, impairments and other discrete items. The Company’s effective tax rate reflects tax benefits derived from operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. The Company has tax incentive agreements in several non-U.S. tax jurisdictions which will expire in fiscal years 2010 through 2024 if not renewed. The Company expects the corporate tax rate to increase in fiscal 2010 as a result of the Spin-Off.

The Company’s fiscal 2009 provision for income taxes relative to earnings before income taxes and discontinued operations was $524 million and the effective tax rate was 31.4%. The fiscal 2009 effective tax rate was adversely impacted by approximately 1.4% due to the termination of an agreement that the Company had previously entered in 2001 to sell trade receivables to a special purpose accounts receivable and financing entity. See Note 9 in “Notes to Consolidated Financial Statements” for further information on the termination of this agreement. The effective tax rate was also adversely impacted by 0.85% due to the non-deductibility of certain special items, primarily those related to the Spin-Off.

During fiscal 2009, the effective tax rate from continuing operations was favorably impacted by $65 million, or 3.9%, as the result of various discrete tax adjustments. Included in the $65 million were favorable adjustments of $37 million for the release of a portion of a valuation allowance that had previously been established for a capital loss for which the Company’s ability to utilize was uncertain, a favorable adjustment of $24 million related to the filing of a claim with the IRS to amend the filing position taken on the Company’s federal income tax return for fiscal years 2004 through 2006 for a transaction that qualifies as a secured loan for tax purposes, a favorable adjustment of $16 million related to an audit settlement with a state taxing authority, an unfavorable adjustment of $7 million related to an increase in the estimated state income tax rate on deferred taxes and unfavorable adjustments of $5 million related to other miscellaneous discrete adjustments.

The Company’s fiscal 2008 provision for income taxes relative to earnings before income taxes and discontinued operations was $626 million and the effective tax rate was 32.6%. The fiscal 2008 effective tax rate was adversely impacted by 0.14% due to the non-deductibility of certain special items and impairments.

During fiscal 2008, the effective tax rate from continuing operations was unfavorably impacted by $6 million, or .33%, as a result of various discrete tax adjustments. Included in the $6 million was a favorable adjustment of $9 million for the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain, a favorable adjustment of $30 million for reserve releases related to fiscal years 2001 and 2002 for which the statute of limitations had lapsed, an unfavorable adjustment of $37 million related to an increase in the estimated state income tax rate on deferred taxes and unfavorable adjustments of $8 million related to other miscellaneous discrete adjustments.

During fiscal 2008, the Company repatriated cash of $308 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14 million, nontaxable return of capital / currency gain of $161 million and taxable capital gain of $132 million. The taxable capital gain amount of $132 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14 million were recorded related to the taxable dividends resulting in a net tax benefit of $4 million.

The Company’s fiscal 2007 provision for income taxes relative to earnings before income taxes and discontinued operations was $406 million and the effective tax rate was 33.1%. The fiscal 2007 effective tax rate was adversely impacted by 0.75% due to the non-deductibility of certain special items and impairments, principally the IPR&D charge related to the Viasys acquisition.

During fiscal 2007, the effective tax rate from continuing operations was favorably impacted by $12 million, or 1%, as a result of various discrete tax adjustments. Included in the $12 million was a favorable adjustment of $10 million to release tax reserves primarily due to the issuance of a final IRS Revenue Agent Report that related to fiscal years 2001 and 2002, a favorable adjustment of $9 million to release tax reserves to reflect an agreement that the Company entered into with the IRS to close federal audit years 1996 through 2000 and an unfavorable adjustment of $7 million to increase tax reserves related to an ongoing international tax audit.

Provision for Income Taxes – Discontinued Operations

The Company’s fiscal 2009 provision for income taxes relative to discontinued operations was an expense of $9 million. Included within this amount is $5 million related to Martindale, the results of which were reclassified as discontinued operations.

The Company’s fiscal 2008 provision for income taxes relative to discontinued operations was an expense of $40 million. Included within this amount was a $28 million increase to unrecognized tax benefits for uncertain tax positions related to the PTS Business.

Earnings from Discontinued Operations

Earnings from discontinued operations, net of tax, increased by $4 million during fiscal 2009. Earnings from discontinued operations, net of tax, decreased by $1.1 billion during fiscal 2008 primarily due to the after-tax gain on the sale of the PTS Business ($1.1 billion) in the prior year. See Note 7 in the “Notes to Consolidated Financial Statements” for additional information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

During the first quarter of fiscal 2009, the Company reorganized its businesses into three reportable segments — Healthcare Supply Chain Services, Clinical and Medical Products and All Other — in order to reduce costs and align resources with the needs of each segment. The Healthcare Supply Chain Services segment focuses on delivering best-in-class distribution and logistics services to its customers. The segment generates approximately 94% of the Company’s total segment revenue and approximately 64% of the Company’s total segment profit (as defined below in the “Segment Results of Operations” section). The Clinical and Medical Products segment focuses largely on developing innovative products for hospitals and other providers of care. The segment contributed approximately 32% of the Company’s total segment profit. The All Other segment franchises and operates apothecary-style retail pharmacies and provides pharmacy services to hospitals and other healthcare facilities. All prior period segment information has been reclassified to conform to this new financial reporting presentation.

The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and legislative affairs and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, special items and impairments, (gain)/loss on sale of assets and other, net are not allocated to the segments. See Note 17 of “Notes to Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

	Change (1)		Segment Revenue
	2009	2008	2009	2008	2007
Healthcare Supply Chain Services	10%	4%	$95,717.9	$87,110.0	$83,850.7
Clinical and Medical Products	—%	30%	4,588.5	4,605.5	3,541.5
All Other	(14)%	3%	1,018.3	1,190.4	1,151.1

Total segment revenue	9%	5%	$101,324.7	$92,905.9	$88,543.3
Corporate (2)	N.M.	N.M.	(1,812.3)	(1,930.4)	(1,788.3)

Consolidated revenue	9%	5%	$99,512.4	$90,975.5	$86,755.0

(1)	Change is calculated as the percentage increase or (decrease) for a given year compared to the immediately preceding year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

	Change (1)		Segment Profit
	2009	2008	2009	2008	2007
Healthcare Supply Chain Services (2)	—%	(12)%	$1,338.8	$1,333.5	$1,521.0
Clinical and Medical Products (2)	(9)%	37%	669.6	734.9	535.1
All Other (2)	(5)%	(6)%	95.3	100.5	106.8

Total segment profit	(3)%	—%	$2,103.7	$2,168.9	$2,162.9
Corporate (2) (3)	N.M.	N.M.	(218.0)	(77.4)	(816.1)

Consolidated operating earnings	(10)%	55%	$1,885.7	$2,091.5	$1,346.8

(1)	Change is calculated as the percentage increase or (decrease) for a given year compared to the immediately preceding year.
(2)	The Company has encouraged its segments to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. Investment spending previously held at corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation.
(3)	For fiscal 2009, 2008 and 2007, Corporate includes, among other things, special items and impairments, (gain)/loss on sale of assets and other, net which are not allocated to the segments.

Healthcare Supply Chain Services Segment Performance

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Healthcare Supply Chain Services revenue growth of $8.6 billion or 10% during fiscal 2009 was primarily due to additional volume from existing customers and pharmaceutical price appreciation (the combined impact of these two factors was $8.0 billion). The pharmaceutical price appreciation index was 8.8% for the trailing twelve months ended June 30, 2009. Revenue was also positively impacted by the addition of new customers ($954 million). Revenue growth was negatively impacted by the loss of customers ($969 million). Lost customer revenue from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected revenue from non-bulk customers. The Company resumed controlled substance distributions from distribution centers that were impacted by the license suspensions during the second quarter of fiscal 2009.

Healthcare Supply Chain Services segment profit increased $5 million during fiscal 2009 compared to the prior year. Segment profit was positively impacted by an increase in gross margin of $56 million and negatively impacted by a $51 million increase in SG&A. The increase in gross margin was primarily due to increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $164 million) and increased manufacturer cash discounts ($157 million). The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. Gross margin was negatively impacted by increased customer discounts ($356 million) as a result of sales growth, including faster growth (17%) of sales to bulk customers which tend to have larger customer discounts and customer repricings. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates. SG&A expenses for the twelve months ended June 30, 2009 increased slightly compared to prior year primarily due to increase in bad debt expense ($38 million) based on the general economic conditions impacting certain customers and bankruptcy filings by four regional chain customers partially offset by disciplined cost controls. The increase in segment profit during fiscal 2009 was also partially due to the impact of acquisitions ($11 million).

The Company’s results could be adversely affected if sales of pharmaceutical products decline, competitive pricing pressure intensifies, the frequency of new generic pharmaceutical launches decreases, generic price deflation increases, or pharmaceutical price appreciation on branded products decreases. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, competitive pricing pressure subsides, the frequency of new generic pharmaceutical launches increases, generic price deflation decreases, or pharmaceutical price appreciation on branded products increases.

The Company expects certain factors to negatively impact fiscal 2010 including the timing of generic launches and price deflation, the repricing of certain customer contracts and strategic positioning moves (such as repositioning Medicine Shoppe and transitioning a significant vendor relationship to a distribution service agreement).

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Healthcare Supply Chain Services revenue growth of $3.3 billion or 4% during fiscal 2008 was primarily due to additional volume from existing customers and pharmaceutical price appreciation (the combined impact of these two factors was $4.8 billion). The pharmaceutical price appreciation index was 7.7% for the trailing twelve months ended June 30, 2008. Revenue was also positively impacted by the addition of new customers ($583 million) and the impact of foreign exchange ($65 million). Revenue growth was negatively impacted by the loss of customers ($2.1 billion) and slower pharmaceutical market growth. The DEA license suspensions and the Company’s controlled substance anti-diversion efforts resulted in non-bulk customer losses and adversely affected the Company’s ability to acquire new non-bulk customers.

Healthcare Supply Chain Services segment profit decreased $188 million or 12% during fiscal 2008 compared to the prior year as a result of a decrease of $146 million in gross margin. The decline in gross margin was primarily due to increased customer discounts ($307 million) which resulted from the repricing of several large customer contracts and faster growth (10%) of sales to bulk customers which tend to have larger customer discounts. Also contributing to the decline in gross margin was a 2% decline in sales to non-bulk customers. Compared to fiscal 2007, revenue growth in fiscal 2008 was lower and weighted more toward growth in revenue from bulk customers. Lost customer revenue from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts also adversely affected gross margin during fiscal 2008. Gross margin was also negatively impacted by decreased generic margin ($35 million) primarily due to the impact of generic launches in the prior year which did not occur in the current year. The Company generally earns the greatest margin dollars on generic pharmaceuticals during the period immediately following the initial launch of a generic product to the marketplace because generic pharmaceutical selling prices are generally deflationary. Offsetting the negative impact on gross margins described above were higher distribution service agreement fees and pharmaceutical price appreciation of $84 million year over year due to increased sales volume and benefit from pharmaceutical price appreciation. Gross margin was also positively impacted during fiscal 2008 by increased manufacturer cash discounts ($80 million) due to increased sales volume. The growth of distribution service agreement fees, pharmaceutical price appreciation and manufacturer cash discounts was less than the growth in fiscal 2007 due to slower revenue growth.

Increases in SG&A expenses decreased segment profit by $42 million during fiscal 2008 partially as a result of the impact of foreign exchange ($10 million).

Bulk and Non-Bulk Customers. The Healthcare Supply Chain Services segment differentiates between bulk and non-bulk customers with respect to the distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Hereinafter all references to bulk and non-bulk customers are confined to the product categories above. Bulk customers consist of retail chain customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail stores, pharmacies, hospitals and alternate care sites). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. A single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for fiscal 2009, 2008 and 2007 (prior period amounts differ from those previously disclosed as they have been updated to remove Martindale which has been reclassified to discontinued operations):

(in millions)	2009	2008	2007
Non-bulk customers:
Revenue from non-bulk customers	$43,615	$41,751	$42,398
Segment expenses allocated to non-bulk customers (1)	42,747	40,889	41,389
Segment profit from non-bulk customers (1)	868	862	1,009
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	2.0%	2.1%	2.4%
Bulk customers:
Revenue from bulk customers	$43,721	$37,313	$33,908
Segment expenses allocated to bulk customers (1)	43,547	37,136	33,695
Segment profit from bulk customers (1)	174	177	213
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.4%	0.5%	0.6%

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

The internal analysis indicated segment expenses as a percentage of revenue were higher for bulk customers than for non-bulk customers because of lower pricing on sales for bulk customers and higher segment cost of products sold partially offset by lower segment SG&A expenses. Bulk customers receive lower pricing on sales of the same products than non-bulk customers due to volume pricing in a competitive market and the lower costs related to the services provided by the Company. In addition, sales to bulk customers in aggregate generate higher segment cost of products sold as a percentage of revenue than sales to non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk customers is also driven by lower manufacturer distribution service agreement fees and branded pharmaceutical price appreciation and lower manufacturer cash discounts. Manufacturer distribution service agreement fees and manufacturer cash discounts are recognized as a reduction to segment cost of products sold and are lower as a percentage of revenue due to the mix of products sold. Pharmaceutical price appreciation increases customer pricing which, in turn, results in higher segment gross margin for sales of inventory that was on-hand at the time of the manufacturer’s price increase. Since products sold to bulk customers are generally held in inventory for a shorter time than products sold to non-bulk customers, there is less opportunity to realize the benefit of pharmaceutical price appreciation. Consequently, segment cost of products sold as a percentage of revenue for bulk customers is higher than for non-bulk customers and segment gross margin as a percentage of revenue is substantially lower for bulk customers than for non-bulk customers. Deliveries to bulk customers require substantially less services by the Company than deliveries to non-bulk customers. As such, segment SG&A expenses as a percentage of revenue from bulk customers are substantially lower than from non-bulk customers. However, the lower SG&A expenses do not offset the higher cost of products sold and as a result, segment profit as a percentage of revenue is significantly lower for bulk customers than for non-bulk customers.

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

During fiscal 2009 revenue from non-bulk customers increased $1.9 billion due to increased volume from existing customers. Segment profit from non-bulk customers increased $6 million during fiscal 2009 due to increased manufacturer cash discounts and an increase in distribution service agreement fees and pharmaceutical price appreciation partially offset by an increase in customer discounts.

During fiscal 2009 revenue from bulk customers increased $6.4 billion due to increased volume from existing customers and new customers. Segment profit from bulk customers decreased $3 million during fiscal 2009 due to increased customer discounts partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation and increased manufacturer cash discounts related to sales volume growth.

During fiscal 2008 revenue from non-bulk customers decreased $647 million compared to the prior year due to the loss of customers, including the impact from the DEA license suspensions and the Company’s controlled substance anti-diversion efforts, partially offset by additional volume from existing customers. Segment profit from non-bulk customers decreased $147 million during fiscal 2008 compared to the prior year due to an increase in customer discounts and the impact of generic launches in the prior year which did not occur in the current year, coupled with greater generic deflation. The decrease during fiscal 2008 was partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation.

During fiscal 2008 revenue from bulk customers increased $3.4 billion compared to the prior year due to new contracts signed with existing customers which resulted in increased volume from existing customers.

Segment profit from bulk customers decreased $36 million during fiscal 2008 compared to the prior year due to increased customer discounts as a result of customer repricings partially offset by increased manufacturer cash discounts related to sales volume growth. The decrease during fiscal 2008 was also partially offset by an increase in distribution service agreement fees and pharmaceutical price appreciation.

Clinical and Medical Products Segment Performance

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

During fiscal 2009, Clinical and Medical Products revenue and segment profit declined compared to the prior year. The declines were primarily driven by the deferral in hospital customers’ capital spending and the unfavorable impact of foreign exchange partially offset by the Enturia acquisition. Additionally, segment profit was negatively impacted by product recalls and reserves and the Alaris corrective action plan submitted to the FDA, and a hold on shipping certain infusion products. The Company expects the deferral in hospital capital spending referenced above to have an adverse impact on CareFusion results through the middle of calendar year 2010. The hold on shipping certain infusion products referenced above was lifted in July 2009.

Clinical and Medical Products segment revenue decreased $17 million or 0% during fiscal 2009 compared to the prior year primarily due to the negative impact of foreign exchange ($118 million) and decreased volume to existing customers primarily as a result of the ship hold ($65 million) partially offset by the impact of acquisitions ($171 million).

Clinical and Medical Products segment profit decreased $65 million or 9% during fiscal 2009 compared to the prior year period. In addition to the factors described above, gross margin decreased segment profit by $58 million primarily as a result of the revenue decline, the unfavorable impact of foreign exchange ($77 million) and an increase in raw material cost ($50 million) partly offset by the favorable impact of acquisitions ($112 million). In addition, negatively impacting segment profit during fiscal 2009 were $21 million in charges for product recalls and reserves and the corrective action plan submitted to the FDA. Product recalls and reserves were also $21 million for the fiscal 2008. SG&A expenses remained relatively flat compared to the prior year primarily due to cost control initiatives offset by the impact of acquisitions ($60 million).

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Clinical and Medical Products segment revenue increased $1.1 billion or 30% during fiscal 2008 primarily due to acquisitions ($708 million). Revenue was also positively impacted by new products ($97 million), foreign exchange ($91 million), new customers ($60 million) and increased volume from existing customers ($43 million).

Clinical and Medical Products segment profit increased $200 million or 37% during fiscal 2008. Gross margin increased segment profit by $508 million primarily due to acquisitions ($321 million). Gross margin was also favorably impacted by a favorable mix of higher margin products (combined impact of $109 million), the impact of foreign exchange ($48 million) and the correction of a prior year error ($11 million), as described below. The year over year impact of Alaris product corrective actions and recalls negatively impacted gross margin in fiscal 2008 by $8 million. Increases in SG&A expenses negatively impacted segment profit by $308 million primarily due to acquisitions ($246 million) and to a lesser degree the impact of foreign exchange ($21 million) and increased investment in product quality and research and development costs ($11 million).

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

All Other Segment Performance

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

All Other segment revenue declined $172 million or 14% during fiscal 2009. All Other segment profit decreased $5 million or 5% during fiscal 2009. A decline in gross margin decreased segment profit by $40 million and a decline in SG&A expenses increased segment profit by $35 million.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

All Other segment revenue increased $39 million or 3% during fiscal 2008. All Other segment profit decreased $6 million or 6% during fiscal 2008. An increase in gross margin increased segment profit by $22 million and an increase in SG&A expenses decreased segment profit by $28 million.

New Segment Structure for Fiscal 2010

Effective July 1, 2009, the Company changed its reportable segments to: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment encompasses the businesses previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products as well as the businesses previously within the All Other segment. The Medical segment encompasses the remaining medical distribution or supply chain businesses within the Healthcare Supply Chain Services segment as well as certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment. The CareFusion segment encompasses the businesses previously within the Clinical and Medical Products segment, excluding the above referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses, and includes all businesses included in the Spin-Off. Upon completion of the Spin-Off the CareFusion segment will be reported as discontinued operations and the Company will operate with the two remaining segments.

Other Matters

Acquisitions

During fiscal 2009 the Company completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was approximately $129 million with potential maximum contingent payments of $14 million. Assumed liabilities of this acquired business was approximately $102 million. The consolidated financial statements include the results of operations from this business combination from the date of acquisition. For further information regarding the Company’s acquisitions see “Item 1—Business—Acquisitions and Divestitures” and Note 2 of “Notes to Consolidated Financial Statements.”

During fiscal 2008, the Company acquired the assets of privately held Enturia, which included Enturia’s line of infection prevention products sold under the ChloraPrep® brand name. The value of the transaction, including the assumption of liabilities, totaled approximately $490 million. In addition, during fiscal 2008, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these other acquisitions, which was paid in cash, was approximately $35 million. Assumed liabilities of these other acquired businesses were approximately $6 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition.

During fiscal 2007, the Company acquired Viasys, which offered products and services directed at critical care ventilation, respiratory diagnostics and clinical services and other medical and surgical products markets. The value of the transaction, including the assumption of liabilities, totaled approximately $1.5 billion. In addition, during fiscal 2007, the Company completed other acquisitions that individually were not significant. The aggregate purchase price of these other acquisitions, which was paid in cash, was approximately $174 million. Assumed liabilities of these other acquired businesses were approximately $22 million. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition.

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

Divestitures

During fiscal 2009, the Company divested its Tecomet (orthopedic implants and instruments) and MedSystems (enteral devices and airway management products) businesses.

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

The Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell a business or product line based on such an evaluation. As discussed above, the Company plans to spin off CareFusion on August 31, 2009. In addition, during the fourth quarter of fiscal 2009, the Company approved plans to divest Martindale and SpecialtyScripts.

Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s consolidated statements of cash flows for fiscal 2009, 2008 and 2007:

(in millions)	2009	2008	2007
Net cash provided by/(used in)—continuing operations:
Operating activities	$1,558.3	$1,553.6	$975.1
Investing activities	(525.2)	(716.3)	(1,609.9)
Financing activities	(468.2)	(803.2)	(2,593.4)
Net cash provided by/(used in)—discontinued operations:
Operating activities	$9.0	$(36.0)	$258.6
Investing activities	(17.7)	(10.1)	3,147.1
Financing activities	—	—	(45.4)

Operating activities. Net cash provided by operating activities during fiscal 2009 totaled $1.6 billion which was driven by net earnings and changes in working capital. The most significant changes in working capital were increased trade receivables ($649 million) and increased inventories ($342 million), partially offset by increased accounts payable ($749 million). These increases were due primarily to Healthcare Supply Chain Services revenue growth as well as the timing of inventory purchases, receipts and payments. Cash flows from operations during a year can be significantly impacted by factors such as the timing of cash receipts from customers and payments to vendors during the regular course of business.

In addition, on March 20, 2009, the Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million on March 24, 2009. The proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows.

Net cash provided by operating activities during fiscal 2008 totaled $1.5 billion, an increase of $284 million from the prior year due primarily to the increase in earnings from continuing operations of $475 million compared to the prior year combined with the impact of changes in working capital.

Net cash provided by operating activities from continuing operations during fiscal 2007 totaled $975 million. Net income from continuing operations ($821 million) was impacted by litigation charges and cash settlements made in the fourth quarter of fiscal 2007 ($655 million). The increase in trade receivables ($781 million) was based on the repurchase of trade receivables ($550 million) under the Company’s committed receivables program. In addition, inventory levels declined $220 million and accounts payable increased $224 million.

Net cash provided by operating activities from discontinued operations during fiscal 2007 totaled $259 million. Net cash provided by operating activities from discontinued operations in fiscal 2007 was a result of earnings from discontinued operations ($1.1 billion) less the gain on the sale of the PTS Business ($1.1 billion).

Investing activities. Net cash used in investing activities of $543 million during fiscal 2009 primarily reflected capital spending ($533 million) from continuing operations, which included $151 million to repurchase assets previously under an operating lease arrangement.

Net cash used in investing activities of $726 million during fiscal 2008 reflected capital spending ($366 million) partially offset by the net proceeds from the sale of short-term investments classified as available for sale ($132 million). The Company utilized $515 million in cash for acquisitions, net of cash received for the divestiture of an investment within the Healthcare Supply Chain Services segment and the divestiture of assets associated with a particular line of business within the Clinical and Medical Products segment (combined impact of approximately $74 million). Acquisitions completed during fiscal 2008 included Enturia and other minor acquisitions within the Clinical and Medical Products segment. See “Acquisitions and Divestitures” within “Item 1—Business” of this Form 10-K and Note 2 of “Notes to Consolidated Financial Statements” for further information regarding the Company’s acquisitions.

Net cash used in investing activities for continuing operations of $1.6 billion during fiscal 2007 reflected cash used to complete acquisitions of Viasys and other minor acquisitions within the Clinical and Medical Products segment and SpecialtyScripts within the Healthcare Supply Chain Services segment. Proceeds from the sale of short-term investments classified as available for sale ($367 million) were offset by capital spending ($356 million) to develop and enhance the Company’s infrastructure including facilities, information systems and machinery and equipment.

Net cash provided by investing activities for discontinued operations in fiscal 2007 of $3.1 billion reflected proceeds from the PTS Business divestiture ($3.2 billion) offset by capital spending ($110 million).

Financing activities. Net cash used in financing activities of $468 million during fiscal 2009 reflected the Company’s repayment of long-term obligations ($305 million) and dividend payments to shareholders ($200 million). The Company’s repayment of long-term obligations included the July 2008 repayment of $150 million of 6.25% notes due 2008 and the repayment of $149 million for the preferred debt securities. See “Capital Resources” below for further discussion of the Company’s financing activities.

Net cash used in financing activities of $803 million during fiscal 2008 reflected the Company’s repurchase of its Common Shares ($1.2 billion) and dividend payments to shareholders ($173 million). See “Share Repurchase Program” below for additional information; however, amounts may differ due to the timing of share settlements at the end of reporting periods. Cash provided by financing activities included proceeds received from shares issued under various employee stock plans ($228 million) and proceeds received from the issuance of long-term obligations, net of issuance costs ($304 million).

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

Net cash used in financing activities for discontinued operations in fiscal 2007 reflected $39 million in repayments on borrowings. Sources of cash for fiscal 2007 were additional borrowings of $4 million.

International Cash

The Company’s cash balance of approximately $1.8 billion as of June 30, 2009 included approximately $906 million of cash held by its subsidiaries outside of the United States (of which approximately two-thirds related to CareFusion). Although the vast majority of cash held outside the United States is available for repatriation, doing so subjects it to U.S. federal, state and local income tax.

During fiscal 2008, the Company repatriated cash of $308 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14 million, nontaxable return of capital/currency gain of $161 million and taxable capital gain of $132 million. The taxable capital gain amount of $132 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14 million were recorded related to the taxable dividends resulting in a net tax benefit of $4 million. See Note 10 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

Share Repurchases

The Company repurchased approximately $4.9 billion of its Common Shares, in aggregate, through share repurchase programs during fiscal 2008 and 2007, as described below. The Company used the after-tax net proceeds of approximately $3.1 billion from the sale of the PTS Business to repurchase shares during fiscal 2007 and the first quarter of fiscal 2008.

During fiscal 2009, the Company did not repurchase any of its Common Shares under a $2.0 billion share repurchase program announced on August 8, 2007. At June 30, 2009, approximately $1.3 billion remained from the $2.0 billion repurchase authorization. This repurchase program was cancelled by the Company on August 5, 2009.

During fiscal 2008, the Company repurchased approximately $750 million of its Common Shares pursuant to the $2.0 billion repurchase program referenced above. In addition, the Company repurchased approximately $342 million of its Common Shares under a $4.5 billion combined repurchase authorization, which expired on June 30, 2008 with approximately $406 million remaining unused. The Company’s fiscal 2008 Common Share repurchases represented 17 million shares at an average price per share of $64.81.

During fiscal 2007, the Company repurchased approximately $3.8 billion of its Common Shares. The Company’s fiscal 2007 Common Share repurchases represented 54 million shares at an average price per share of $69.79.

On August 5, 2009, the Company announced a new $500 million share repurchase program which expires on August 31, 2012. The Company expects to use this repurchase program to offset equity plan issuances.

See “Issuer Purchases of Equity Securities” within “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information regarding the Company’s most recent share repurchase programs.

Capital Resources

The Company’s cash and equivalents balance was $1.8 billion at June 30, 2009 compared to $1.3 billion at June 30, 2008. The cash balance at June 30, 2009 was increased by net cash provided by operating activities of $1.6 billion, which was driven by earnings described above, and decreased by the July 2008 repayment of $150 million of 6.25% notes due 2008, repayment of $149 million for the preferred debt securities (see discussion below for further information) in October 2008 and capital spending and dividends.

The Company’s cash and equivalents balance as of June 30, 2009 included $906 million of cash held by its subsidiaries outside of the United States (of which approximately two-thirds related to CareFusion). Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The U.S. parent of the Company may temporarily access cash held by foreign subsidiaries without subjecting it to U.S. federal income tax through intercompany loans. A notice issued by the IRS in October 2008 announced that the U.S. Treasury Department will issue regulations that will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Code. Such intercompany loans from foreign subsidiaries to the U.S. parent must be repaid within 60 days from commencement and cannot exceed 180 cumulative days during the year. At June 30, 2009 and 2008, the Company did not have any outstanding intercompany loan balance under Section 956. The position set forth in the notice will apply for the Company until June 30, 2010. Not included in the previously disclosed cash held by subsidiaries outside of the United States, is an intercompany loan of $852 million from the Company’s international Accounts Receivable and Financing entity (see below for discussion of this entity), which is due by fiscal 2012.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $950 million in receivables (on May 1, 2009, the Company amended its committed receivables sales facility program to increase the purchase limit from $850 million to $950 million). The Company had no outstanding borrowings from the commercial paper program at June 30, 2009. Due to general market conditions, market demand for the Company’s A-2, P-2 and F2-rated commercial paper during the six months ended December 31, 2008 was limited; however, the market has improved since the end of the second quarter of fiscal 2009, and the Company issued up to $400 million of commercial paper during the second half of fiscal 2009. With the announcement of the Spin-Off, the Company’s commercial paper was downgraded to P-3 by Moody’s. The short-term ratings downgrade by Moody’s, triggered by the Spin-Off, may diminish the Company’s ability to gain access to the commercial paper market, but the Company believes that it will be able to, in such event, utilize alternative sources of credit that are available to the Company.

The Company terminated certain fixed-to-floating interest rate swaps and received settlement proceeds totaling $123 million on March 24, 2009. The proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. There was no immediate impact to the statement of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense.

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

See Notes 4, 9 and 19 of “Notes to Consolidated Financial Statements” for more information about the Company’s capital resources.

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

See “Impact of the Spin-Off to the Company’s Capital Structure” above for more information about the Company’s capital structure after the Spin-Off.

Debt Ratings/Covenants

The Company’s senior debt credit ratings from Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) are BBB+, Baa3 and BBB, respectively, and the short-term ratings are A-2, P-3 and F2, respectively. The S&P and Fitch ratings outlooks are “stable.” The Moody’s outlook is “negative.” The short-term ratings downgrade by Moody’s, triggered by the Spin-Off, may diminish the Company’s ability to gain access to the commercial paper market, but the Company believes that it will be able to, in such event, utilize alternative sources of credit that are available to the Company.

Prior to the Spin-Off, the Company’s various borrowing facilities and long-term debt are free of any financial covenants other than minimum net worth which cannot fall below $5.0 billion at any time. As of June 30, 2009, the Company was in compliance with this covenant.

On April 16, 2009, in connection with the Spin-Off, the Company amended its $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will become effective when the Company consummates the Spin-Off, including payment of the contemplated cash distribution from CareFusion to the Company prior to the Spin-Off.

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

Interest Rate and Currency Risk Management

The Company uses foreign currency forward contracts and interest rate swaps to manage its exposure to cash flow variability. The Company also uses foreign currency forward contracts and interest rate swaps to protect the value of its existing foreign currency assets and liabilities and the value of its debt. See Notes 1 and 13 of “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives, including foreign currency hedging instruments.

Contractual Obligations

As of June 30, 2009, the Company’s contractual obligations, including estimated payments due by period, were as follows:

(in millions)	2010	2011-2012	2013-2014	Thereafter	Total
On Balance Sheet:
Long-term debt (1)	$364.9	$837.8	$328.2	$2,105.4	$3,636.3
Interest on long-term debt	186.4	320.8	247.8	447.9	1,202.9
Capital lease obligations (2)	3.0	5.9	3.8	—	12.7
Other long-term liabilities (3)	24.1	20.3	8.2	0.4	53.0
Off-Balance Sheet:
Operating leases (4)	92.7	147.1	91.5	86.5	417.8
Purchase obligations (5)	259.1	77.0	14.6	3.3	354.0

Total financial obligations	$930.2	$1,408.9	$694.1	$2,643.5	$5,676.7

(1)	Represents maturities of the Company’s long-term debt obligations excluding capital lease obligations described below. See Note 9 in “Notes to Consolidated Financial Statements” for further information.
(2)	Represents maturities of the Company’s capital lease obligations included within long-term debt on the Company’s consolidated balance sheet and the related estimated future interest payments.
(3)	Represents cash outflows by period for certain of the Company’s long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits ($848.8 million) and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 10 of “Notes to Consolidated Financial Statements” for further discussion of income taxes.
(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 11 of “Notes to Consolidated Financial Statements.”
(5)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which the Company is obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from the Company’s total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

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

The allowance for doubtful accounts was $139.7 million and $135.7 million at June 30, 2009 and 2008, respectively. This allowance represented 2.0% and 2.1% of customer receivables at June 30, 2009 and 2008, respectively. The allowance for doubtful accounts as a percentage of revenue was 0.14%, 0.15% and 0.15% at June 30, 2009, 2008 and 2007, respectively. The allowance for doubtful accounts was reduced by $56.6 million, $25.3 million and $28.4 million in fiscal 2009, 2008, and 2007, respectively, for customer deductions and write-offs and was increased by additional provisions of $62.1 million, $26.1 million and $24.0 million in fiscal 2009, 2008 and 2007, respectively. A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables and sales-type leases to the reserve at June 30, 2009 would result in an increase or decrease in bad debt expense of approximately $7.0 million.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present.

The Company believes the reserve maintained and expenses recorded in fiscal 2009 are appropriate and consistent with historical methodologies employed. At this time, the Company is not aware of any internal process or customer issues that might lead to a significant future increase in the Company’s allowance for doubtful accounts as a percentage of net revenue.

See Schedule II included in this Form 10-K which includes a rollforward of activity for these allowance reserves.

Inventories

A substantial portion of inventories (approximately 71% and 70% at June 30, 2009 and 2008, respectively) are stated at the lower of cost, using the LIFO method, or market. These inventories are included within the core pharmaceutical distribution facilities within the Company’s Healthcare Supply Chain Services segment (“Distribution facilities”) and are primarily merchandise inventories. The LIFO impact on the consolidated statements of earnings in a given year is dependent on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals are primarily inflationary, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals are deflationary, which results in a decrease in cost of products sold.

Under the LIFO method, it is assumed that the most recent inventory purchases are the first items sold. As such, the Company uses LIFO to better match current costs and revenue. Therefore, reductions in the overall inventory levels resulting from declining branded pharmaceutical inventory levels generally will result in a decrease in future cost of products sold, as the remaining inventory will be held at a lower cost due to the inflationary environment. Conversely, reductions in the overall inventory levels created by declining generic pharmaceutical inventory levels would generally increase future cost of products sold, as the remaining inventory will be held at a higher cost due to the deflationary environment. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the Distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2009 and 2008, the Company did not record any LIFO reserve reductions.

The remaining inventory is stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. If the Company had used the average cost method of inventory valuation for all inventory within the Distribution facilities, inventories would not have changed in fiscal 2009 or fiscal 2008. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $34.9 million and $42.5 million higher than the average cost value as of June 30, 2009 and 2008, respectively. However, the Company’s policy is not to record inventories in excess of its current market value.

Inventories recorded on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $87.9 million and $93.1 million at June 30, 2009 and 2008, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than the Company’s assumptions, additional inventory reserves may be required, however these would not be expected to have a material adverse impact on the Company’s consolidated financial statements.

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

In conjunction with the review of a transaction, the status of the acquired company’s research and development projects is assessed to determine the existence of IPR&D. In connection with certain acquisitions, the Company is required to estimate the fair value of acquired IPR&D which requires selecting an appropriate discount rate and estimating future cash flows for each project. Management also assesses the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value. Costs are not assigned to IPR&D unless future development is probable. Once the fair value is determined, an asset is established, and in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” is immediately written-off as a special item in the Company’s consolidated statements of earnings. During fiscal 2009, the Company did not record any charges related to the write-off of IPR&D costs. During fiscal 2008, the Company reversed $25.0 million of a previously recorded write-off of IPR&D costs associated with Viasys as a result of the finalization of the Viasys purchase price allocation process and recorded charges of $17.7 million and $25.3 million related to the write-off of IPR&D costs associated with Enturia and other minor acquisitions, respectively. During fiscal 2007, the Company recorded charges of $83.9 million and $0.6 million related to the write-off of IPR&D costs associated with the acquisitions of Viasys and Care Fusion, respectively (see Note 3 of “Notes to Consolidated Financial Statements.”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These Statements provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. Upon adoption in fiscal 2010, these Statements are expected to have a significant impact on the Company’s accounting and disclosure practices for future business combinations.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. In conducting the impairment test, the estimated fair value of the Company’s reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size of the applicable reporting unit. The methods and assumptions used to test impairment have been revised for any segment realignments for the periods presented. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company performed its annual impairment tests in fiscal 2009, 2008 and 2007, which resulted in no impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of the Company’s reporting units for fiscal 2009 or 2008. See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill and other intangibles.

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

The Company recognizes income from the favorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters as special items on the consolidated financial statements when the associated cash or assets are received. Generally, expenses due to the unfavorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters (“litigation settlement losses”) are charged to the segment to which the matter relates and, as a result, are classified as SG&A expenses on the Company’s consolidated financial statements. In certain circumstances, significant litigation settlement losses are classified in special items on the consolidated statements of earnings. Factors considered in determining whether a particular litigation settlement loss should be classified in special items include the size of the settlement, the nature of the matter (i.e., significant matters that are infrequent, non-recurring or unusual in nature are classified as special items), the age of the matter and the pervasiveness of the matter to the entire organization. The Company also classifies legal fees and document preservation and production costs incurred in connection with the previously-disclosed SEC investigation and related Audit Committee internal review and related matters as special items.

The majority of the special items related to acquisition integration and restructurings can be classified in one of the following categories: employee-related costs, exit costs (including lease termination costs), asset impairments, IPR&D costs, and other integration costs. Employee-related costs include severance and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Other facility exit costs include costs to move equipment or inventory out of a facility as well as other costs incurred to shut down a facility. In addition, other facility exit costs include certain costs related to the Spin-off such as costs to evaluate and execute the transaction, costs to start up certain stand alone functions and information technology systems and other one-time transaction related costs. Asset impairment costs include the reduction in value of the Company’s assets as a result of the integration or restructuring activities. IPR&D costs include the write-off of research and development projects in process at the time of acquisition, which had not yet reached technological feasibility and were deemed to have no alternative use. Other integration costs primarily include charges directly related to the integration plan such as consulting costs related to information systems and employee benefit plans as well as relocation and travel costs directly associated with the integration plan. See Note 3 of “Notes to Consolidated Financial Statements” for additional information.

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

Vendor reserves were $56.3 million and $37.3 million at June 30, 2009 and 2008, respectively. Approximately 94% and 92% of the vendor reserve at June 30, 2009 and 2008, respectively, pertained to the Healthcare Supply Chain Services segment. Fluctuations in the reserve balance are caused by the variations of outstanding claims from period to period, timing of settlements and specific vendor issues, such as bankruptcies (significant events would be described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Though vendor transactions remain relatively consistent from period to period, unforeseen events such as the deterioration in the financial condition of a large vendor or a settlement of numerous outstanding claims could cause the reserve to fluctuate, and thus, have a financial impact on the period’s financial results.

At any given time, there are outstanding items in various stages of research and resolution. The ultimate outcome of certain claims may be different than the Company’s original estimate and may require adjustment. The Company believes, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.

Self Insurance Accruals

The Company is self-insured for employee medical and dental insurance programs. The Company had recorded liabilities totaling $21.4 million and $20.7 million for estimated costs related to outstanding claims at June 30, 2009 and 2008, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be $6.9 million. If the amount of claims, medical or dental costs increase beyond what was estimated, the reserve might not be sufficient and additional expense could be required. The Company believes, however, that the liabilities recorded are adequate based upon current facts and circumstances. Medical and dental insurance expense was $243.9 million, $166.8 million and $174.6 million in fiscal 2009, 2008 and 2007, respectively.

Through a wholly owned insurance subsidiary, the Company has certain deductibles or is self-insured for various risks including general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation. Claims in excess of certain limits, however, are insured with commercial insurers. The Company had recorded liabilities totaling $79.6 million and $77.3 million for anticipated costs related to liability, property and workers’ compensation at June 30, 2009 and 2008, respectively. These costs include an estimate for expected settlements on pending claims, defense costs, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures the Company develops the estimate of expected ultimate costs to settle each claim which is based on specific information related to each claim. For claims incurred but not reported the liabilities are calculated and derived in accordance with generally accepted actuarial practices. The amount of ultimate liability in respect to these matters is dependent on future contingent events that cannot be predicted with certainty and may differ from these estimates. Although the Company believes that liability estimates are appropriate based on information available at June 30, 2009, it is possible, based on generally accepted actuarial analysis, that under adverse conditions the ultimate liability could exceed recorded expected liabilities as of June 30, 2009 by as much as $8.0 million. The insurance expense for general liability, product liability, pharmacist professional liability, auto liability, property and workers’ compensation was $52.8 million, $51.1 million and $70.4 million in fiscal 2009, 2008 and 2007, respectively.

Provision for Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The Company had net deferred income tax assets of $622 million and $656 million at June 30, 2009 and 2008, respectively. The Company also had net deferred income tax liabilities of $1.8 billion and $1.7 billion at June 30, 2009 and 2008, respectively. Net deferred income tax assets included net federal, state and local, and international loss and credit carryforwards at June 30, 2009 and 2008 of $193 million and $200 million, respectively. The Company established a net valuation allowance of $152 million and $178 million at June 30, 2009 and 2008, respectively, against certain deferred tax assets, which primarily relates to federal and state loss carryforwards for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

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

If any of the Company’s assumptions or estimates were to change, an increase/decrease in the Company’s effective tax rate by 1% on earnings before income taxes and discontinued operations would have caused income tax expense to increase/decrease by $16.7 million for the fiscal year ended June 30, 2009.

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

Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statements of earnings based on the grant date fair value of the award.

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

The Company is exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. The Company maintains a comprehensive hedging program to manage volatility related to these market exposures. It employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 1 and 13 of “Notes to Consolidated Financial Statements” for further discussion regarding the Company’s use of derivative instruments.

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

Transactional Exposure

The Company’s transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of the parent or its subsidiaries. As part of its risk management program, at the end of each fiscal year the Company performs a sensitivity analysis on its forecasted transactional exposure for the upcoming fiscal year. The fiscal 2009 and fiscal 2008 analyses utilize a currency portfolio model, encompassing both implied volatility and historical correlation to estimate the net potential gain or loss. These analyses included the estimated impact of its hedging program, which mitigates the Company’s transactional exposure. At June 30, 2009 and 2008, the Company had hedged approximately 44% and 45%, respectively, of its transactional exposures. The following table summarizes the analysis as it relates to the Company’s transactional exposure (in millions):

	2009	2008
Net estimated transactional exposure	$633.4	$725.6
Sensitivity gain/loss	$72.3	$53.5
Estimated offsetting impact of hedges	(35.4)	(25.0)

Estimated net gain/loss	$36.9	$28.5

Translational Exposure

The Company also has exposure related to the translation of financial statements of its foreign divisions into U.S. dollars, the functional currency of the parent. It performs a similar analysis as described above related to this translational exposure. The Company does not typically hedge any of its translational exposure and no hedging impact was included in the Company’s analysis at June 30, 2009 and 2008. The following table summarizes the Company’s translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S. dollar (in millions):

	2009	2008
Net estimated translational exposure	$185.9	$219.0
Sensitivity gain/loss	$18.6	$21.9

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

As part of its risk management program, the Company annually performs a sensitivity analysis on its forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2009 and 2008, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $0.1 million and $5.9 million, respectively.

Commodity Price Sensitivity

The Company purchases certain commodities for use in its manufacturing processes, which include latex, heating oil, diesel fuel and polystyrene, among others. The Company typically purchases these commodities at market prices, and as a result, is affected by price fluctuations. As part of its risk management program, the Company performs sensitivity analysis on its forecasted commodity exposure for the following fiscal year. The Company did not hedge any of these exposures at June 30, 2008. As of June 30, 2009, the Company has hedged a portion of these commodity exposures (see Note 13 of “Notes to Consolidated Financial Statements” for further discussion). The table below summarizes the Company’s analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2009 and 2008 (in millions):

	2009	2008
Estimated commodity exposure	$188.5	$288.6
Sensitivity gain/loss	$18.9	$28.9
Estimated offsetting impact of hedges	(1.0)	—

Estimated net gain/loss	$17.9	$28.9

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP Columbus, Ohio August 27, 2009

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In millions, except per common share amounts)
Revenue	$99,512.4	$90,975.5	$86,755.0
Cost of products sold	93,986.0	85,395.8	81,557.6

Gross margin	5,526.4	5,579.7	5,197.4
Selling, general and administrative expenses	3,438.3	3,390.1	3,061.3
Impairments, (gain)/loss on sale of assets and other, net	25.0	(32.0)	17.3
Special items—restructuring charges	164.3	65.7	40.1
—acquisition integration charges	14.5	44.9	101.5
—litigation and other	(1.4)	19.5	630.4

Operating earnings	1,885.7	2,091.5	1,346.8
Interest expense and other	218.7	169.4	120.6

Earnings before income taxes and discontinued operations	1,667.0	1,922.1	1,226.2
Provision for income taxes	524.2	626.1	405.5

Earnings from continuing operations	1,142.8	1,296.0	820.7
Earnings from discontinued operations (net of tax expense of $8.6, $39.7 and $27.6 for fiscal years ended June 30, 2009, 2008 and 2007) respectively)	8.8	4.6	1,110.4

Net earnings	$1,151.6	$1,300.6	$1,931.1

Basic earnings per Common Share:
Continuing operations	$3.20	$3.62	$2.08
Discontinued operations	0.02	0.01	2.81

Net basic earnings per Common Share	$3.22	$3.63	$4.89

Diluted earnings per Common Share:
Continuing operations	$3.16	$3.56	$2.03
Discontinued operations	0.02	0.01	2.74

Net diluted earnings per Common Share	$3.18	$3.57	$4.77

Weighted average number of shares outstanding:
Basic	357.6	358.2	394.9
Diluted	361.5	364.0	404.7

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$1,847.5	$1,291.3
Trade receivables, net	5,643.6	4,987.7
Current portion of net investment in sales-type leases	398.9	383.7
Inventories	7,145.5	6,757.7
Prepaid expenses and other	588.8	591.4
Assets from businesses held for sale and discontinued operations	174.7	264.2

Total current assets	15,799.0	14,276.0

Property and equipment, at cost:
Land, buildings and improvements	1,288.3	1,089.5
Machinery and equipment	2,454.4	2,446.5
Furniture and fixtures	141.1	146.3

Total property and equipment, at cost	3,883.8	3,682.3
Accumulated depreciation and amortization	(2,010.8)	(1,968.3)

Property and equipment, net	1,873.0	1,714.0
Other assets:
Net investment in sales-type leases, less current portion	929.8	916.8
Goodwill and other intangibles, net	6,095.9	6,157.3
Other	421.1	384.1

Total assets	$25,118.8	$23,448.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$367.3	$159.0
Accounts payable	9,138.0	8,303.8
Other accrued liabilities	1,868.2	1,874.9
Liabilities from businesses held for sale and discontinued operations	26.3	50.0

Total current liabilities	11,399.8	10,387.7

Long-term obligations, less current portion and other short-term borrowings	3,280.0	3,687.4
Deferred income taxes and other liabilities	1,714.3	1,625.6
Shareholders’ equity:
Preferred Shares, without par value
Authorized—0.5 million shares, Issued—none	—	—
Common Shares, without par value
Authorized—755.0 million shares, Issued—363.7 million shares and 364.7 million shares at June 30, 2009 and 2008, respectively	3,031.6	3,001.2
Retained earnings	5,953.9	5,016.2
Common Shares in treasury, at cost, 3.7 million shares and 7.6 million shares at June 30, 2009 and 2008, respectively	(343.0)	(480.7)
Accumulated other comprehensive income	82.2	210.8

Total shareholders’ equity	8,724.7	7,747.5

Total liabilities and shareholders’ equity	$25,118.8	$23,448.2

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings			Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares Issued	Amount		Treasury Shares
				Shares	Amount
	(In millions)
BALANCE JUNE 30, 2006	482.3	$3,195.5	$9,760.5	(71.5)	$(4,499.2)	$33.9	$8,490.7
Comprehensive income:
Net earnings			1,931.1				1,931.1
Foreign currency translation adjustments						48.6	48.6
Unrealized gain on derivatives, net of tax						1.1	1.1
Net change in minimum pension liability, net of tax						37.4	37.4

Total comprehensive income							2,018.2
Employee stock plans activity, including tax benefits of $37.3 million	10.7	735.8		0.4	35.7		771.5
Treasury shares acquired				(53.8)	(3,751.8)		(3,751.8)
Dividends declared			(151.7)				(151.7)

BALANCE JUNE 30, 2007	493.0	3,931.3	11,539.9	(124.9)	(8,215.3)	121.0	7,376.9
Comprehensive income:
Net earnings			1,300.6				1,300.6
Foreign currency translation adjustments						93.2	93.2
Unrealized loss on derivatives, net of tax						(5.3)	(5.3)
Net change in pension liability, net of tax						1.9	1.9

Total comprehensive income							1,390.4
Impact of adopting FASB Interpretation No. 48			(139.3)				(139.3)
Employee stock plans activity, including tax benefits of $42.1 million	(0.3)	97.8		6.1	293.2		391.0
Treasury shares acquired				(16.8)	(1,091.6)		(1,091.6)
Retirement of treasury shares	(128.0)	(1,027.9)	(7,505.1)	128.0	8,533.0		—
Dividends declared			(179.9)				(179.9)

BALANCE JUNE 30, 2008	364.7	3,001.2	5,016.2	(7.6)	(480.7)	210.8	7,747.5
Comprehensive income:
Net earnings			1,151.6				1,151.6
Foreign currency translation adjustments						(122.5)	(122.5)
Unrealized loss on derivatives, net of tax						(0.8)	(0.8)
Net change in pension liability, net of tax						(5.3)	(5.3)

Total comprehensive income							1,023.0
Employee stock plans activity, including tax expense of $2.9 million	(1.0)	30.4		3.9	137.7		168.1
Dividends declared			(213.9)				(213.9)

BALANCE JUNE 30, 2009	363.7	$3,031.6	$5,953.9	(3.7)	$(343.0)	$82.2	$8,724.7

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,151.6	$1,300.6	$1,931.1
Earnings from discontinued operations	(8.8)	(4.6)	(1,110.4)

Earnings from continuing operations	1,142.8	1,296.0	820.7
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	399.4	374.8	314.9
Asset impairments and (gain)/loss on sale of assets, net	25.0	(31.4)	19.2
Acquired in-process research and development	—	18.0	84.5
Equity compensation	122.8	122.3	138.1
Provision for deferred income taxes	69.5	25.8	11.8
Provision for bad debts	62.1	26.1	24.0
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(648.8)	(313.1)	(780.6)
(Increase)/decrease in inventories	(341.8)	614.3	219.6
Increase in net investment in sales-type leases	(28.2)	(124.9)	(130.8)
Increase/(decrease) in accounts payable	749.0	(859.9)	224.4
Other accrued liabilities and operating items, net	6.5	405.6	29.3

Net cash provided by operating activities—continuing operations	1,558.3	1,553.6	975.1
Net cash provided by/(used in) operating activities—discontinued operations	9.0	(36.0)	258.6

Net cash provided by operating activities	1,567.3	1,517.6	1,233.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(5.3)	(514.9)	(1,629.8)
Proceeds from sale of property and equipment	13.5	32.6	9.2
Additions to property and equipment	(533.4)	(366.0)	(355.8)
Sale of investment securities available for sale	—	132.0	366.5

Net cash used in investing activities—continuing operations	(525.2)	(716.3)	(1,609.9)
Net cash provided by/(used in) investing activities—discontinued operations	(17.7)	(10.1)	3,147.1

Net cash provided by/(used in) investing activities	(542.9)	(726.4)	1,537.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	—	(0.5)	(38.9)
Reduction of long-term obligations	(304.6)	(21.5)	(784.0)
Proceeds from long-term obligations, net of issuance costs	0.4	303.5	1,453.4
Proceeds from issuance of Common Shares	39.3	227.9	552.6
Tax benefit/(expense) from exercises of stock options	(2.9)	42.1	29.9
Dividends on Common Shares	(200.4)	(173.1)	(144.4)
Purchase of treasury shares	—	(1,181.6)	(3,662.0)

Net cash used in financing activities—continuing operations	(468.2)	(803.2)	(2,593.4)
Net cash used in financing activities—discontinued operations	—	—	(45.4)

Net cash used in financing activities	(468.2)	(803.2)	(2,638.8)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	556.2	(12.0)	132.1
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,291.3	1,303.3	1,171.2

CASH AND EQUIVALENTS AT END OF YEAR	$1,847.5	$1,291.3	$1,303.3

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$201.8	$239.8	$189.8
Income taxes	$429.3	$116.0	$394.4

The accompanying notes are an integral part of these consolidated statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a leading provider of products and services that improve the safety and productivity of healthcare. References to the “Company” in these consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

Basis of Presentation. The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. The results of businesses acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of the disposal.

Effective the fourth quarter of fiscal 2009, the Company reclassified its United Kingdom-based Martindale injectable manufacturing business (“Martindale”), a leading manufacturer and supplier of a large range of pharmaceutical products and services in the United Kingdom, to discontinued operations. Effective the second quarter of fiscal 2007, the Company reclassified the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”) to discontinued operations.

Use of Estimates. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairment, preliminary and final purchase accounting valuations including acquired in-process research and development costs (“IPR&D”), vendor reserves, equity-based compensation, income taxes, loss contingencies, self insurance accruals and accrued restructuring costs. Actual amounts could ultimately differ from these estimated amounts.

Spin-Off of CareFusion Corporation. On September 29, 2008, the Company announced that it intended to separate its clinical and medical products businesses from its other businesses, including its healthcare supply chain services business, through a pro rata distribution to its shareholders (the “distribution” or “Spin-Off”) of common stock of a wholly owned subsidiary, CareFusion Corporation (“CareFusion”), formed for the purpose of holding the clinical and medical products businesses. The Company will retain certain surgical and exam gloves, drapes and apparel and fluid management businesses that are part of its Clinical and Medical Products segment.

On July 10, 2009, the Company’s Board of Directors approved the distribution to its shareholders of 80.1% or more of the shares of CareFusion common stock on the basis of 0.5 shares of CareFusion common stock for each common share of the Company. The distribution will be made after the close of trading on August 31, 2009 to the Company’s shareholders of record as of 5 p.m. EDT on August 25, 2009. Following the Spin-Off, the Company will retain no more than 19.9% of CareFusion common stock. The Company is required to dispose of the retained shares of CareFusion common stock within five years of the distribution.

The distribution is subject to a number of conditions, including, among others:

•	the private letter ruling that the Company received from the IRS not being revoked or modified in any material respect;

•

the receipt of opinions from counsel to the Company to the effect that the contribution and distribution will qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code if 1986, as amended (the “Code”);

•	no rating agency action that is likely to result in either the Company or CareFusion being downgraded below investment grade; and

•	the making of a cash distribution from CareFusion to the Company prior to the distribution.

The Company cannot assure that any or all of these conditions will be met.

Cash Equivalents. The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Receivables. Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services segment and are presented net of an allowance for doubtful accounts. See Note 4 for additional information.

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

The following table summarizes all of the Company’s customers, which individually account for at least 10% of the Company’s revenue. The customers in the table below are serviced through the Healthcare Supply Chain Services segment.

	Percent of Revenue
	2009	2008	2007
Walgreen Co. (“Walgreens”)	23%	19%	19%
CVS Caremark Corporation (“CVS”)	21%	22%	21%

At June 30, 2009 and 2008, Walgreens accounted for 33% and 26%, respectively, and CVS accounted for 19% and 19%, respectively, of the Company’s gross trade receivable balance.

Certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. In fiscal 2009, 2008 and 2007, approximately 16%, 16% and 10%, respectively, of revenue was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., the Company’s two largest GPO relationships in terms of revenue. However, the Company’s trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

Inventories. A substantial portion of inventories are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or market. The remaining inventory is valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. See Note 6 for additional information.

Cash Discounts. Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when the related inventory is sold.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Property and equipment held for sale are recorded at the lower of cost or fair value less cost to sell. Depreciation expense for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements—1 to 50 years; machinery and equipment—2 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $306.3 million, $286.9 million and $249.7 million for fiscal 2009, 2008 and 2007, respectively. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. The Company expenses repairs and maintenance expenditures as incurred. The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the Company’s weighted average interest rate on long-term obligations which was 5.7% at June 30, 2009. The amount of capitalized interest was immaterial for all fiscal years presented.

Goodwill and Other Intangibles. The Company accounts for purchased goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. The Company tests for impairment during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that an impairment may exist.

SFAS No. 142 requires that testing for goodwill impairment be conducted at the reporting unit level using a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of these units. If the carrying value of a reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated implied fair value of a reporting unit’s goodwill to its carrying value. The estimated implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the estimated fair value of a reporting unit to all of the assets and liabilities in that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company’s determination of estimated fair value of the reporting units is based on a combination of a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size of the respective reporting units. The methods and assumptions used to test impairment have been revised for any segment realignments for the periods presented. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2009, 2008 and 2007, which resulted in no impairment charges. See Note 8 for additional information regarding goodwill and other intangible assets.

Income Taxes. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the

Company operates. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested.

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

Equity-Based Compensation. The Company accounts for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” This Statement requires all equity-based payments to employees, including grants of options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. The fair values of options granted after the Company adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. The Company’s estimate of an option’s fair value is dependent on a complex estimation process that requires management to make assumptions about future uncertain events. These estimates include, but are not limited to, stock price volatility, the expected option life, expected dividend yield and option forfeiture rates.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized ratably over the awards’ service period. The Company classifies equity-based compensation expense within selling, general and administrative (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See Note 18 for additional information regarding equity-based compensation.

Dividends. The Company paid cash dividends per Common Share of $0.56, $0.48 and $0.36 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Revenue Recognition. In accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Healthcare Supply Chain Services. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

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

Clinical and Medical Products. This segment generates revenue through the sale and lease of equipment, software, medical products and supplies, and the income associated with the financing of equipment leases.

The majority of the revenue transactions qualify as multiple element arrangements. Revenue under these arrangements is accounted for in accordance with the principles of Emerging Issues Task Force Consensus No. 00-21, “Multiple Element Arrangements” and, if applicable, American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” and SFAS No. 13, “Accounting for Leases.” Revenue in multiple element arrangements is allocated to each unit of accounting using the relative fair value method. Revenue is recognized for each unit of accounting individually. Fair value evidence used during the allocation process is limited to vendor specific objective evidence (“VSOE”) or historical prices in which the products have been sold in stand-alone transactions. To the extent products have not yet been sold on a stand-alone basis, VSOE of fair value is the price which management with the authority to do so has established for the product. In the event that VSOE of fair value does not exist, data points outside of the organization are utilized as objective evidence of fair value for non-software products. When fair value evidence exists for undelivered elements but does not exist for delivered elements, the Company applies the residual method.

The Company periodically reviews product offerings with embedded software to determine whether the software is more than incidental to the product as a whole. When embedded software is more than incidental to a product as a whole, the product is classified as software for revenue recognition purposes. Any non-software product for which a software product is essential to its functionality is classified as a software related element. Software-related elements also include software installation services and post contract support. Software and software-related elements are recognized as revenue in accordance with the guidance of SOP No. 97-2. Software and software-related elements, with the exception of software maintenance, are recognized as revenue upon the later of delivery and the completion of associated service obligations. Software maintenance arrangements and other post-contract support offerings are recognized as revenue ratably over the service period.

Equipment sale revenue is recognized upon the transfer of title and risk of loss to the customer and the substantial completion of installation or training services. When related installation and training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss at which time revenue and the costs associated with installation and training are recognized.

Equipment lease transactions are evaluated and classified as either operating leases or sales-type leases as defined in SFAS No. 13. The segment recognizes sales-type leases as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments. Operating lease revenue is recognized evenly over the lease term, commencing upon the completion of installation activities. Equipment financing revenue is recognized over the term of the sales-type lease using the effective interest method.

Revenue from the sale of medical products and supplies is recognized when title and risk of loss transfers to the customer, which is typically upon shipment.

All Other. Pharmacy management and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitated fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

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

Multiple Segments or Business Units. Arrangements involving multiple segments or business units, containing no software or software which is incidental to the functionality of the product or service, are accounted for in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Sales Returns and Allowances. Revenue is recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products are returned. The customer return policies generally require that the product be physically returned, subject to restocking fees, and only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of products sold under this accounting policy closely approximate what would have been recorded under SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Applying the provisions of SFAS No. 48 would not materially change the Company’s financial position and results of operations. Sales returns and allowances were approximately $1.4 billion, $1.2 billion and $1.2 billion in fiscal 2009, 2008 and 2007, respectively.

Distribution Service Agreement and Other Vendor Fees. The Company’s pharmaceutical supply chain business within the Healthcare Supply Chain Services segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory when those fees have been earned and the Company is entitled to payment. The Company recognizes the fees as a reduction in the carrying value of the inventory that generated the fees and, as such, the fees are recognized as a reduction of cost of products sold in its statements of earnings when that inventory is sold.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in the consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs totaled $324.5 million, $291.2 million and $305.8 million for fiscal 2009, 2008 and 2007, respectively. Shipping and handling revenue received was immaterial for all periods presented.

Research and Development Costs. Costs incurred in connection with development of new products and manufacturing methods are charged to expense as incurred. Research and development expenses were $167.1 million, $152.9 million and $102.8 million for fiscal 2009, 2008 and 2007, respectively.

Translation of Foreign Currencies. Financial statements of the Company’s subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through other comprehensive income utilizing period-end exchange rates. Foreign currency translation recorded in accumulated other comprehensive income was $96.2 million and $218.7 million at June 30, 2009 and 2008, respectively. Foreign currency transaction gains and (losses) calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of earnings in interest expense and other and were $22.2 million, $(8.6) million and $(1.6) million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

The Company also uses interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to market value through interest expense and other at the end of each period. The Company uses foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in interest expense and other. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in interest expense and other. The interest rate swaps and foreign currency forward contracts are designated as fair value hedges.

Certain of the Company’s derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS No. 133, as amended. Periodic gains and losses of contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net earnings as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in net earnings offsetting the exposures of underlying transactions. Carrying values of all contracts are included in other assets or liabilities.

The Company’s policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to market value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company’s hedging contracts is provided in Note 13.

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

Recent Financial Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 in the first quarter of fiscal 2009 for all financial assets and financial liabilities. There was no material impact on the Company’s financial position or results of operations upon adoption of this portion of the Statement. The Company does not expect the adoption of the remaining portions of this statement, which will be effective in fiscal 2010, to have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These Statements provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. Upon adoption in fiscal 2010, these Statements are expected to have a significant impact on the Company’s accounting and disclosure practices for future business combinations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this FSP in fiscal 2010 will have a material impact on its financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement is effective for fiscal years ending after June 15, 2009, and interim periods within those fiscal years. The adoption of this Statement in the fourth quarter of fiscal 2009 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This Statement is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement improves the financial reporting by enterprises involved with variable interest entities. This Statement is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this Statement.

2.	ACQUISITIONS

Fiscal 2009. During fiscal 2009 the Company completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was approximately $128.7 million with potential maximum contingent payments of $14.0 million. Assumed liabilities of this acquired business was approximately $102.1 million. The consolidated financial statements include the results of operations from this business combination from the date of acquisition. Had the transaction occurred at the beginning of fiscal 2008, consolidated results of operations would not have differed materially from reported results.

Fiscal 2008. On May 12, 2008, the Company completed the acquisition of assets of privately held Enturia Inc. (“Enturia”), a Leawood, Kansas-based manufacturer of products and services directed at the infection prevention markets. The purchase price of the acquisition, which was paid in cash, was approximately $490.0 million, including the assumption of approximately $14.2 million of liabilities, which included $5.1 million of debt.

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of approximately $327.8 million and identifiable intangible assets of $129.4 million. The final valuation was completed in fiscal 2009 and the Company identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The detail by category is as follows.

Category	Amount (in millions)	Average Life (Years)
Trade names and trademarks	$19.1	10
Developed technology	25.3	10
Customer relationships	85.0	10

Total identifiable intangible assets	$129.4

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

Category	Amount (in millions)	Average Life (Years)
Trade names and trademarks	$171.6	Indefinite
Developed technology	65.1	10
Customer relationships	286.8	15

Total identifiable intangible assets	$523.5

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

Purchase Accounting Accruals

In connection with restructuring and integration plans related to its acquisition of Viasys, the Company accrued, as part of its acquisition adjustments, a liability of $17.4 million for legal and recall charges, $11.3 million related to employee termination and relocation costs, $10.9 million related to the closure of certain facilities and $2.0 million for other restructuring charges. As of June 30, 2009, the Company had paid $5.1 million of legal and recall related costs, $7.8 million of employee-related costs and $8.4 million associated with facility closures.

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

Acquisition integration charges include costs to integrate acquired companies. Upon acquisition, certain integration charges are recognized as incurred within SG&A in accordance with SFAS No. 141 and other integration charges are recognized as special items as incurred.

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

Special Items

The following is a summary of special items for fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Restructuring charges	$164.3	$65.7	$40.1
Acquisition integration charges	14.5	44.9	101.5
Litigation, net	(1.8)	15.5	626.0
Other	0.4	4.0	4.4

Total special items	$177.4	$130.1	$772.0

Restructuring Charges

During fiscal 2005, the Company launched a global restructuring program with a goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. The program was implemented in three phases and was substantially complete by the end of fiscal 2009.

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

In addition, during fiscal 2009, the Company incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, costs to evaluate and execute the transaction, costs to start up certain stand alone functions and information technology systems and other one-time transaction related costs. On September 29, 2008 the Company announced its plans to separate its clinical and medical products businesses as described in more detail in Note 1. Also during fiscal 2009, the Company announced that its Clinical and Medical Products segment would reduce its global workforce by approximately 800 people over six months.

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

The following table and paragraphs provide additional detail regarding the types of restructuring charges incurred by the Company for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Restructuring Charges:
Employee-related costs	$74.6	$40.0	$20.3
Asset Impairments	0.2	1.7	1.9
Facility exit and other costs	89.5	24.0	17.9

Total restructuring charges	$164.3	$65.7	$40.1

Employee-Related Costs. These costs primarily consist of one-time termination benefits recognized in accordance with the provisions of SFAS No. 146. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this category.

Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services. In addition, facility exit and other costs include certain costs related to the Spin-Off such as costs to evaluate and execute the transaction, costs to start up certain stand alone functions and information technology systems and other one-time transaction related costs.

Acquisition Integration Charges

Costs of integrating operations of various acquired companies are recorded as acquisition integration charges when incurred. The acquisition integration charges incurred during fiscal 2009 and 2008 were primarily a result of the acquisitions of Viasys and Enturia. The costs incurred during fiscal 2007 were primarily a result of the acquisitions of Viasys, the wholesale pharmaceutical, health and beauty related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries (“Dohmen”) and ALARIS Medical Systems, Inc. (“Alaris”). During the fiscal years noted above, the Company also incurred acquisition integration charges for numerous smaller acquisitions.

The following table and paragraphs provide additional detail regarding the types of acquisition integration charges incurred by the Company for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Acquisition integration charges:
Employee-related costs	$2.5	$3.8	$1.9
Asset impairments and other exit costs	—	0.2	1.5
IPR&D costs	—	18.0	84.5
Other integration costs	12.0	22.9	13.6

Total acquisition integration charges	$14.5	$44.9	$101.5

Employee-Related Costs. These costs primarily consist of severance, stay bonuses, non-compete agreements and other forms of compensatory payouts made to employees as a direct result of acquisitions.

IPR&D Costs. In connection with certain acquisitions, the status of an acquired company’s research and development projects is assessed to determine the existence of IPR&D that is immediately expensed as a special item.

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

Litigation, net

The following table summarizes the Company’s net litigation costs included within special items during fiscal 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Litigation charges/(income):
Cardinal Health federal securities litigation	$—	$—	$600.0
Cardinal Health ERISA litigation	—	—	40.0
DEA matter	—	34.0	—
Derivative litigation	—	(58.0)	—
Pharmaceutical manufacturer antitrust litigation	—	(0.2)	(28.5)
Other	(1.8)	39.7	14.5

Total litigation, net	$(1.8)	$15.5	$626.0

Derivative Litigation. The Company recognized income of $58.0 million during fiscal 2008 related to settlement of certain Derivative Actions. For further information, see the 2008 Form 10-K.

Pharmaceutical Manufacturer Antitrust Litigation. The Company recognized income of $0.2 million and $28.5 million in fiscal 2008 and 2007, respectively, resulting from settlement of class action antitrust claims alleging certain prescription drug manufacturers took improper actions to delay or prevent generic drug competition. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these drug manufacturers). The total recovery of such claims through June 30, 2009 was $151.8 million (net of attorney fees, payments due to other interested parties and expenses withheld). The Company is unable at this time to estimate future recoveries it will receive as a result of these class actions.

DEA Matter. The Company recorded a reserve of $34.0 million during fiscal 2008 related to the previously disclosed DEA matter.

Cardinal Health Federal Securities Litigation. The Company recorded a reserve and made a payment of $600.0 million during fiscal 2007 related to the previously disclosed Cardinal Health federal securities litigation. For further information regarding this matter, see the 2007 Form 10-K.

Cardinal Health ERISA Litigation. The Company incurred charges and made a payment of $40.0 million during fiscal 2007 related to the previously disclosed Cardinal Health ERISA litigation. For further information regarding this matter, see the 2007 Form 10-K.

Other

Other costs included in special items in fiscal 2007 and 2008 primarily related to legal fees and document preservation and production costs incurred in connection with a previously disclosed SEC investigation and related matters. For further information, see the 2008 Form 10-K.

Restructuring Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s restructuring activities for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Asset Impairments	Total
Balance at June 30, 2006	$16.5	$—	$—	$16.5
Additions (1)	20.3	17.9	1.9	40.1
Payments and other adjustments	(20.4)	(17.9)	(0.1)	(38.4)

Balance at June 30, 2007	16.4	—	1.8	18.2
Additions (1)	40.0	24.0	1.7	65.7
Payments and other adjustments	(29.6)	(23.6)	(3.5)	(56.7)

Balance at June 30, 2008	26.8	0.4	—	27.2
Additions (1)	74.6	89.5	0.2	164.3
Payments and other adjustments	(59.4)	(89.7)	(0.2)	(149.3)

Balance at June 30, 2009	$42.0	$0.2	$—	$42.2

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP.

Impairments, (Gain)/Loss on Sale of Assets and Other, net

The Company classifies certain asset impairments related to restructurings in special items. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within impairments, (gain)/loss on sale of assets and other, net within the consolidated statements of earnings. During fiscal 2009, 2008 and 2007, the Company incurred impairments, (gain)/loss on sale of assets and other, net of $25.0 million, $(32.0) million, and $17.3 million, respectively. These amounts are included within the Corporate segment results. See Note 17 for further information regarding items that are included within Corporate.

During fiscal 2008, the Company recognized a $23.3 million gain from the divestiture of an investment within the Healthcare Supply Chain Services segment.

At June 30, 2006, the Company held a $16.7 million cost investment in Global Healthcare Exchange, LLC (“GHX”). During fiscal 2007, the Company determined the investment was impaired and recognized a $12.3 million charge. The Company will continue to monitor GHX’s financial performance in order to assess for additional impairment.

4.	ACCOUNTS RECEIVABLE

Trade receivables are primarily comprised of amounts owed to the Company through its distribution businesses within the Healthcare Supply Chain Services segment and are presented net of an allowance for doubtful accounts of $127.2 million and $124.7 million at June 30, 2009 and 2008, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, the Company generally has the ability to charge customer service fees or higher prices if an account is considered past due. The Company continuously monitors past due accounts and establishes appropriate reserves to cover potential losses. The Company will write-off any amounts deemed uncollectible against the established allowance for doubtful accounts.

The Company provides financing to various customers. Such financing arrangements range from approximately 90 days to 10 years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized by the Company as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $44.5 million and $29.0 million at June 30, 2009 and 2008, respectively, (current portions were $27.0 million and $20.4 million, respectively) and are included in other assets. Finance notes receivable are reported net of an allowance for doubtful accounts of $5.3 million and $4.4 million at June 30, 2009 and 2008, respectively.

The Company has formed special purpose entities with the sole purpose of buying receivables or sales-type leases from various legal entities of the Company and selling those receivables or sales-type leases to certain multi-seller conduits administered by banks or other third party investors.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”) which was exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which is consolidated by the Company, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. As part of an amendment to certain of the facility terms of the preferred debt securities in October 2006, the Company repaid $500.0 million of the principal balance. In October 2008, the Company repaid the remaining balance and the agreement was terminated. See Note 9 for additional information. This arrangement was separate and distinct from the Company’s committed receivables sales facility program. See Note 19 for a discussion of the committed receivables sales facility program.

5.	SALES-TYPE LEASES

The Company’s sales-type leases are for terms generally ranging up to five years. Lease receivables are generally collateralized by the underlying equipment. The components of the Company’s net investment in sales-type leases are as follows as of June 30, 2009 and 2008:

	June 30
(in millions)	2009	2008
Future minimum lease payments receivable	$1,502.4	$1,486.0
Unguaranteed residual values	24.9	24.4
Unearned income	(192.0)	(203.3)
Allowance for uncollectible minimum lease payments receivable	(6.6)	(6.6)

Net investment in sales-type leases	1,328.7	1,300.5
Less: current portion	398.9	383.7

Net investment in sales-type leases, less current portion	$929.8	$916.8

Future minimum lease payments to be received pursuant to sales-type leases during the next five fiscal years and thereafter are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum lease payments	$460.1	$415.8	$339.7	$212.7	$72.0	$2.1	$1,502.4

6.	INVENTORIES

A substantial portion of inventories (approximately 71% and 70% at June 30, 2009 and 2008, respectively) are valued at the lower of cost, using the LIFO method, or market. These inventories are included within the core distribution facilities of the Company’s Healthcare Supply Chain Services segment (“Distribution facilities”) and are primarily merchandise inventories. The Company believes that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the Distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2009 and 2008, the Company did not record any LIFO reserve reductions.

If the Company had used the average cost method of inventory valuation for all inventory within the core Distribution facilities, inventories would not have changed in fiscal 2009 or fiscal 2008. In fact, primarily due to continued deflation in generic pharmaceutical inventories, inventories at LIFO were $34.9 million and $42.5 million higher than the average cost value as of June 30, 2009 and 2008, respectively. The Company’s policy, however, is not to record inventories in excess of current market value.

The remaining inventory is primarily stated at the lower of cost, using the FIFO method, or market.

Inventories presented on the Company’s consolidated balance sheets are net of reserves for excess and obsolete inventory which were $87.9 million and $93.1 million at June 30, 2009 and 2008, respectively. The Company reserves for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory.

7.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

PTS Business

During the second quarter of fiscal 2007, the Company committed to plans to sell the PTS Business, and met the held for sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-

Lived Assets.” In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the operating results of the PTS business were reclassified to discontinued operations for all periods presented.

During the fourth quarter of fiscal 2007, the Company completed the sale of the PTS Business. At the closing of the sale, the Company received approximately $3.2 billion in cash, which was the purchase price of approximately $3.3 billion as adjusted pursuant to certain provisions in the purchase agreement. The Company recognized an after-tax book gain of approximately $1.1 billion during the fiscal year ended June 30, 2007 from this transaction. The Company incurred activity during the fiscal year ended June 30, 2008 as a result of changes in certain estimates made at the time of the sale, activity under transition service agreements and other adjustments. Also included within the year ended June 30, 2008, was an adjustment for a deferred tax item which should not have been included in the book basis of the PTS Business when it was sold in the fourth quarter of fiscal 2007. This adjustment resulted in a $12.3 million increase in the gain on sale of the PTS Business. During the fiscal year ended June 30, 2009, the Company incurred activity as a result of certain minor adjustments pertaining to deferred taxes.

The results of the PTS Business included in discontinued operations for fiscal years ended June 30, 2009, 2008 and 2007 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Revenue	$—	$—	$1,344.8
Operating income/(loss) before taxes	—	(2.0)	98.9
Income tax expense	(3.7)	(5.7)	(23.5)
Operating income/(loss) after tax	(3.7)	(7.7)	75.4
Gain/(loss) from sale, net of tax expense of $26.2 million and $16.3 million for 2008 and 2007, respectively	—	(7.6)	1,072.4
Earnings/(loss) from discontinued operations	(3.7)	(15.3)	1,147.8
Comprehensive income/(loss) from discontinued operations	(3.7)	(15.3)	1,178.9

The net periodic benefit cost included in discontinued operations for the PTS Business was $22.9 million for fiscal 2007.

Interest expense allocated to discontinued operations for the PTS Business was $25.0 million for fiscal 2007. Interest expense was allocated based upon a ratio of the invested capital of the PTS Business versus the overall invested capital of the Company. In addition, a portion of the corporate costs previously allocated to the PTS Business were reclassified to the remaining segments.

In accordance with EITF Issue No. 93-7, “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation,” during the second quarter of fiscal 2007, the Company recognized a $425.0 million net tax benefit related to the difference between the Company’s tax basis in the stock of the various PTS businesses included in discontinued operations and the book basis of the Company’s investment in those businesses. This tax benefit was offset by the related tax expense on the gain over net book value in the fourth quarter of fiscal 2007 upon completion of the sale of the PTS Business.

The liabilities related to the sale of the PTS Business included in liabilities held for sale and discontinued operations were $1.4 million and $2.5 million at June 30, 2009 and 2008, respectively.

Cash flows generated from the discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2009, the Company committed to plans to sell Martindale within its Healthcare Supply Chain Services segment, and met the held for sale criteria set forth in SFAS No. 144. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of Martindale are presented separately as held for sale and discontinued operations and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2009, the Company also committed to plans to sell SpecialtyScripts, LLC (“SpecialtyScripts”) within its Healthcare Supply Chain Services segment, and met the held for sale criteria set forth in SFAS No. 144. Accordingly, the net assets of this business are presented separately as held for sale on the Company’s consolidated balance sheet at June 30, 2009. At June 30, 2009 and 2008, the net assets held for sale related to this business were $45.6 million and $34.5 million, respectively. The results of SpecialtyScripts are reported within earnings from continuing operations on the Company’s consolidated statements of earnings.

During the third quarter of fiscal 2008, the Company committed to plans to sell certain smaller non-core businesses within its former Medical Products and Technologies segment, and met the held for sale criteria set forth in SFAS No. 144. Accordingly, the net assets of these businesses are presented separately as held for sale on the Company’s consolidated balance sheet. The results of these businesses are reported within earnings from continuing operations on the Company’s consolidated statements of earnings. During the first quarter of fiscal 2009, the Company completed the sale of these businesses.

During the third quarter of fiscal 2006, the Company committed to plans to sell a significant portion of its healthcare marketing services business (“HMS Disposal Group”) and its United Kingdom-based Intercare pharmaceutical distribution business (“IPD”) and met the held for sale criteria set forth in SFAS No. 144. The remaining portion of the healthcare marketing services business remains within the Company. In accordance with SFAS No. 144 and EITF Issue No. 03-13, the net assets of these businesses are presented separately as held for sale and the operating results of these businesses are presented within discontinued operations. In accordance with SFAS No. 144, the net assets held for sale of each business were recorded at the net expected fair value less costs to sell, as this amount was lower than the businesses’ net carrying value.

Impairment charges of $47.3 million were recorded in fiscal 2007 within discontinued operations for the HMS Disposal Group and IPD. In the first quarter of fiscal 2007, the Company completed the sale of IPD. In the third quarter of fiscal 2007, the Company completed the sale of the HMS Disposal Group.

During the fourth quarter of fiscal 2005, the Company decided to close its sterile pharmaceutical manufacturing business in Humacao, Puerto Rico (“Humacao”) as part of its global restructuring program and committed to sell the assets of the Humacao operations, and met the held for sale criteria set forth in SFAS No. 144. During the first quarter of fiscal 2006, the Company subsequently decided not to transfer production from Humacao to other Company-owned facilities, and met the criteria for classification as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13. An impairment charge of $5.2 million was recorded in fiscal 2007 as a result of recording the net assets held for sale to the net expected fair value less costs to sell.

The results of the other businesses discussed above included in discontinued operations for fiscal years ended June 30, 2009, 2008 and 2007 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Revenue	$100.5	$115.9	$264.1
Impairments/loss on sale	—	—	(52.5)
Operating income/(loss) before taxes	17.4	27.7	(49.7)
Income tax benefit/(expense)	(4.9)	(7.8)	12.3
Earnings/(loss) from discontinued operations	12.5	19.9	(37.4)

Cash flows generated from the discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

At June 30, 2009 and 2008, the major components of assets and liabilities from businesses held for sale and discontinued operations for these businesses were as follows:

	June 30,
(in millions)	2009	2008
Current assets	$74.2	$57.8
Property and equipment	19.3	36.0
Other assets	81.2	170.4

Total assets	$174.7	$264.2

Current liabilities	$16.5	$35.0
Long-term debt and other	8.4	12.5

Total liabilities	$24.9	$47.5

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the two years ended June 30, 2009:

(in millions)	Healthcare Supply Chain Services	Clinical and Medical Products	All Other	Total
Balance at June 30, 2007	$1,563.4	$3,211.9	$63.4	$4,838.7
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (1)	21.0	250.2	37.6	308.8
Goodwill related to the divestiture or closure of businesses and assets held for sale	—	(5.8)	(37.4)	(43.2)

Balance at June 30, 2008	1,584.4	3,456.3	63.6	5,104.3
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other	(23.4)	35.6	—	12.2
Goodwill related to the divestiture or closure of businesses and assets held for sale	(9.0)	—	(0.5)	(9.5)

Balance at June 30, 2009	$1,552.0	$3,491.9	$63.1	$5,107.0

(1)	The increase within the Clinical and Medical Products segment primarily related to the acquisition of Enturia which resulted in a preliminary goodwill allocation of $327.8 million and an adjustment to in-process research and development related to the Viasys acquisition of $25.0 million which was partially offset by a reclassification from goodwill to identified intangible assets for the final Viasys acquisition valuation of $81.5 million and a deferred tax adjustment related to the Alaris acquisition of $5.7 million.

The allocations of the purchase prices related to certain acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analysis. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to twenty one years. The detail of other intangible assets by class for the two years ended June 30, 2009 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Unamortized intangibles:
Trademarks and patents	$372.2	$0.4	$371.8

Total unamortized intangibles	372.2	0.4	371.8
Amortized intangibles:
Trademarks and patents	256.0	82.1	173.9
Non-compete agreements	6.7	3.7	3.0
Customer relationships	555.9	127.1	428.8
Other	141.0	65.5	75.5

Total amortized intangibles	959.6	278.4	681.2

Total intangibles	$1,331.8	$278.8	$1,053.0

June 30, 2009
Unamortized intangibles:
Trademarks and patents	$353.7	$0.4	$353.3

Total unamortized intangibles	353.7	0.4	353.3
Amortized intangibles:
Trademarks and patents	282.8	107.8	175.0
Non-compete agreements	7.0	4.2	2.8
Customer relationships	551.4	171.0	380.4
Other	151.4	74.0	77.4

Total amortized intangibles	992.6	357.0	635.6

Total intangibles	$1,346.3	$357.4	$988.9

There were no significant acquisitions of other intangible assets during the period presented. Amortization expense for the fiscal 2009, 2008 and 2007 was approximately $89.2 million, $81.4 million and $57.0 million, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization expense	$88.7	$90.4	$82.6	$58.5	$51.9

9.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following as of June 30, 2009 and 2008:

	June 30,
(in millions)	2009	2008
4.00% Notes due 2015	$523.8	$475.5
5.50% Notes due 2013	300.0	300.0
5.65% Notes due 2012	317.1	311.9
5.80% Notes due 2016	526.4	507.2
5.85% Notes due 2017	500.0	500.0
6.00% Notes due 2017	350.4	320.0
6.25% Notes due 2008	—	150.0
6.75% Notes due 2011	494.6	491.6
7.80% Debentures due 2016	75.7	75.7
7.00% Debentures due 2026	192.0	192.0
Preferred debt securities	—	150.0
Floating Rate Notes due 2009	350.0	350.0
Other obligations	17.3	22.5

Total	3,647.3	3,846.4
Less: current portion and other short-term borrowings	367.3	159.0

Long-term obligations, less current portion and other short-term borrowings	$3,280.0	$3,687.4

The 4.00%, 5.50% 5.65%, 5.80%, 5.85%, 6.00% and 6.75% Notes and the Floating Rate Notes due 2009 represent unsecured obligations of the Company. The 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary of the Company), which are guaranteed by the Company. These obligations are not subject to a sinking fund and are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes of the Company are effectively subordinated to the liabilities of the Company’s subsidiaries, including trade payables of $9.1 billion.

In June 2008, the Company sold $300 million aggregate principal amount of fixed rate notes due 2013 (“the 2013 Notes”) in a registered offering. The 2013 Notes mature on June 15, 2013. Interest on the 2013 Notes accrues at 5.50% per year payable semi-annually. If the Company experiences specific types of change of control and the notes are rated below investment grade by S&P, Moody’s, and Fitch, the Company will be required to offer to purchase the 2013 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company used the proceeds to repay $150 million of 6.25% Notes due 2008 on July 15, 2008 and to repay $149 million for the preferred debt securities on October 3, 2008.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity, which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company (the “Accounts Receivable and Financing Entity”). The Accounts Receivable and Financing Entity, which is consolidated by the Company as it is the primary beneficiary of the variable interest entity, issued $250.0 million and $400.0 million in preferred variable debt securities to parties not affiliated with the Company during fiscal 2004 and 2001, respectively. On October 26, 2006, the Company amended certain of the facility terms of the Company’s preferred debt securities. As part of this amendment, the Company repaid $500.0 million of the principal balance with a portion of the proceeds of an October 2006 sale of notes and a minimum net worth covenant was added whereby the minimum net worth of the Company cannot fall below $5.0 billion at any time. The amendment eliminated a minimum adjusted tangible net worth covenant (adjusted tangible net worth could not fall below $2.5 billion) and certain financial ratio covenants. On

October 3, 2008, the Company repaid the remaining balance of $149 million for the preferred debt securities and the agreement was terminated. At June 30, 2008, the Accounts Receivable and Financing Entity owned approximately $607.7 million of receivables that are included in the Company’s consolidated balance sheet. The effective interest rate as of June 30, 2008 was 3.48%. Other than for loans made to the Company or for breaches of certain representations, warranties or covenants, the Accounts Receivable and Financing Entity does not have any recourse against the general credit of the Company.

In addition to cash and equivalents, at June 30, 2009 and 2008, the Company’s sources of liquidity included a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2009 and 2008, except for $70.2 million and $72.2 million, respectively, of standby letters of credit issued on behalf of the Company. On April 16, 2009, in connection with the Spin-Off, the Company amended its $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants will become effective upon Spin-Off.

The Company also maintains other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $48.9 million and $68.9 million at June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, $15.7 million and $20.2 million, respectively, were outstanding under uncommitted facilities. The June 30, 2009 and 2008 outstanding balance under uncommitted facilities included $4.2 million and $5.4 million, which was classified in other obligations at June 30, 2009 and 2008, respectively. The remaining $13.1 million and $17.1 million balance of other obligations at June 30, 2009, and 2008, respectively, consisted primarily of additional notes, loans and capital leases.

Maturities of long-term obligations for the next five fiscal years and thereafter are as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Maturities of long-term obligations	$367.3	$521.2	$321.6	$316.0	$15.7	$2,105.5	$3,647.3

10. INCOME TAXES

Earnings before income taxes and discontinued operations are as follows for fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
U.S. Operations	$1,240.8	$1,236.9	$625.3
Non-U.S. Operations	426.2	685.2	600.9

	$1,667.0	$1,922.1	$1,226.2

The provision for income taxes from continuing operations consists of the following for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Current:
Federal	$375.0	$455.5	$326.5
State and local	54.9	100.2	25.6
Non-U.S.	24.8	44.6	41.6

Total	454.7	600.3	393.7
Deferred:
Federal	55.6	(27.0)	17.4
State and local	13.9	56.8	1.5
Non-U.S.	—	(4.0)	(7.1)

Total	69.5	25.8	11.8

Total provision	$524.2	$626.1	$405.5

A reconciliation of the provision based on the federal statutory income tax rate to the Company’s effective income tax rate from continuing operations is as follows for fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
	2009	2008	2007
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit (1)	0.3	2.9	1.4
Foreign tax rate differential	(5.7)	(7.7)	(11.1)
Nondeductible/nontaxable
Items	1.5	1.8	1.3
In process R&D Costs	—	(0.5)	2.6
Deferred state tax rate adjustment (2)	0.6	2.0	—
Capital gain from repatriation	—	2.5	—
Capital loss carryforward valuation allowance release	(2.2)	(2.5)	—
Other (1)	1.9	(0.9)	3.9

Effective income tax rate	31.4%	32.6%	33.1%

(1)	During the fourth quarter of fiscal 2008, the Company recognized $30.4 million of previously unrecognized tax benefits for items pertaining to fiscal 2002 and 2001 for which the statute of limitations had lapsed. Approximately $1.8 million is included in “State and local income taxes, net of federal benefit” and approximately $28.6 million is included in “Other.”
(2)	During the fourth quarter of fiscal 2008, the Company recognized $37.3 million of additional tax expense related to an increase in the estimated state income tax rate on deferred taxes.

As of June 30, 2009 the Company had $3.4 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

During fiscal 2008, the Company repatriated cash of $307.5 million from non-U.S. subsidiaries. As a result, it incurred taxable dividends of $14.4 million, nontaxable return of capital / currency gain of $161.3 million and taxable capital gain of $131.8 million. The taxable capital gain amount of $131.8 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14.1 million were recorded related to the taxable dividends resulting in a net tax benefit of $4.1 million.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2009 and 2008 are as follows (in millions):

	June 30,
(in millions)	2009	2008
Deferred income tax assets:
Receivable basis difference	$41.6	$40.8
Accrued liabilities	174.2	214.2
Equity compensation	118.2	115.8
Loss and tax credit carryforwards	202.4	209.2
Deferred tax assets under FIN48	161.9	153.6
Other	75.3	100.8

Total deferred income tax assets	773.6	834.4
Valuation allowance for deferred income tax assets	(151.9)	(178.0)

Net deferred income tax assets	621.7	656.4

Deferred income tax liabilities:
Inventory basis differences	(824.2)	(724.9)
Property-related	(73.6)	(88.2)
Goodwill and other intangibles	(368.2)	(391.1)
Revenues on lease contracts	(497.1)	(508.1)
Other	(3.3)	(11.6)

Total deferred income tax liabilities	(1,766.4)	(1,723.9)

Net deferred income tax liabilities	$(1,144.7)	$(1,067.5)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2009 and 2008 (in millions):

	June 30,
	2009	2008
Current deferred tax asset (1)	$22.5	$8.2
Non current deferred tax asset (2)	24.2	11.2
Current deferred tax liability (3)	(642.0)	(506.6)
Non current deferred tax liability (4)	(541.0)	(568.5)
Discontinued Operations net deferred tax liability (5)	(8.4)	(11.8)

Net deferred tax liability	$(1,144.7)	$(1,067.5)

(1)	Included in “Prepaid Expenses and Other.”
(2)	Included in “Other Assets.”
(3)	Included in “Other Accrued Liabilities.”
(4)	Included in “Deferred Income Taxes and Other Liabilities.”
(5)	Included in “Liabilities from Business Held for Sale and Discontinued Operations.”

At June 30, 2009, the Company had gross federal, state and international loss and credit carryforwards of $78.9 million, $771.2 million and $187.4 million, respectively, the tax effect of which is an aggregate deferred tax asset of $193.3 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $136.3 million of the valuation allowance at June 30, 2009 applies to certain federal, international, and state and local carryforwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48, resulting in a $139.3 million reduction of retained earnings. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company had $848.8 million and $762.9 million of unrecognized tax benefits at June 30, 2009 and June 30, 2008, respectively. Included in the June 30, 2009 and June 30, 2008 balances are $610.9 million and $547.9 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect the Company’s effective tax rate. The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2009 and 2008 is as follows:

	June 30,
(in millions)	2009	2008
Balance at beginning of fiscal year	$762.9	$596.6
Additions for tax positions of the current year	64.5	83.3
Additions for tax positions of prior years	118.7	189.4
Reductions for tax positions of prior years	(54.3)	(75.6)
Settlements with tax authorities	(37.8)	(7.8)
Expiration of the statute of limitations	(5.2)	(23.0)

Balance at end of fiscal year	$848.8	$762.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and June 30, 2008, the Company had $246.8 million and $195.4 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets. For the year ended June 30, 2009, the Company recognized $51.3 million of interest and penalties in the consolidated statement of earnings.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity as described in more detail in Note 9. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $178.9 million The Company disagrees with the proposed adjustments and intends to vigorously contest them. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. The Company believes that it is adequately reserved for the uncertain tax position relating to this arrangement; therefore, it has not adjusted the amount of previously recorded unrecognized tax benefits related to this issue.

In fiscal 2009, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding penalties and interest. The Company disagrees with these proposed adjustments and intends to vigorously contest them.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $24 million exclusive of penalties and interest.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2009 are:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum rental payments	$92.7	$79.9	$67.2	$52.7	$38.8	$86.5	$417.8

Rental expense relating to operating leases was approximately $133.4 million, $124.4 million and $115.7 million in fiscal 2009, 2008 and 2007, respectively. Sublease rental income was not material for any period presented herein.

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

ICU Litigation

Prior to the completion of the Company’s acquisition of ALARIS Medical Systems, Inc. (now known as Cardinal Health 303, Inc. or “Cardinal Health 303”), on June 16, 2004, ICU Medical, Inc. (“ICU”) filed a patent infringement lawsuit against Cardinal Health 303 in the U.S. District Court for the Southern District of California captioned ICU Medical, Inc. v. ALARIS Medical Systems, Inc. In the lawsuit, ICU alleged that the Alaris SmartSite® family of needle-free valves and systems infringes upon ICU patents. ICU sought monetary damages plus permanent injunctive relief to prevent Cardinal Health 303 from selling SmartSite products. On July 30, 2004, the District Court denied ICU’s application for a preliminary injunction finding, among other things, that ICU had failed to show a substantial likelihood of success on the merits. During July and August 2006, the District Court granted summary judgment to Cardinal Health 303 on three of the four patents asserted by ICU and issued an order interpreting certain claims in certain patents in a manner that could impair ICU’s ability to enforce those patents against Cardinal Health 303. On January 22, 2007, the District Court granted summary judgment in favor of Cardinal Health 303 on all of ICU’s remaining claims and declared certain of their patent claims invalid. The District Court also ordered ICU to pay Cardinal Health 303 approximately $5.0 million of attorneys’ fees and costs. On October 24, 2007, ICU appealed these decisions to the U.S. Court of Appeals for the Federal Circuit. On March 13, 2009, the Court of Appeals affirmed the rulings of the District Court in this matter on all grounds. The Court of Appeals denied ICU’s request for a panel rehearing on the issue of attorneys’ fees, and ICU subsequently paid the Company attorneys’ fees in accordance with the court order.

FDA Consent Decree

In February 2009, the Company and the U.S. Food and Drug Administration (the “FDA”) amended a Consent Decree for Condemnation and Permanent Injunction between Cardinal Health 303, the Company’s subsidiary that manufactures and sells infusion pumps in the United States, and the FDA to include all infusion pumps manufactured by or for Cardinal Health 303. The original Consent Decree and the Consent Decree as amended are referred to hereinafter as the “Consent Decree” and the “Amended Consent Decree,” respectively. The Amended Consent Decree was entered by the U.S. District Court for the Southern District of California on February 23, 2009. The FDA alleged in the Amended Consent Decree that based on a January 2008 inspection, certain of the Company’s infusion pumps did not satisfy the standards of the Federal Food, Drug and Cosmetic Act (the “FDC Act”). Without admitting the allegations contained in the Amended Consent Decree, and in addition to the requirements of the original Consent Decree, the Company agreed, among other things, that it would: (i) by no later than April 24, 2009, submit a corrective action plan to the FDA to bring Alaris system and all other infusion pumps in use in the U.S. market into compliance with the FDC Act (which was timely submitted); (ii) by no later than June 3, 2009, have an independent expert perform a comprehensive inspection of the Company’s infusion pump facilities and certify whether the Company’s infusion pump operations are in conformity with the Quality System Regulation and certain other provisions of the FDC Act (which certification was timely submitted to the FDA); and (iii) by no later than June 3, 2009, have an independent recall expert inspect the Company’s recall procedures and all ongoing recalls involving the Company’s infusion pumps and certify whether the recall procedures are in compliance with the FDC Act and whether the Company should take any further remedial actions with respect to any recalls involving the Company’s infusion pumps (which certification was timely submitted to the FDA). The Amended Consent Decree does not apply to intravenous administration sets and accessories. Furthermore, it does not prohibit the Company from continuing to manufacture, market and sell infusion pumps (other than the Alaris SE pumps, which were covered under the Consent Decree). The Amended Consent Decree also authorizes the FDA, in the event of any violations in the future, to order the Company to cease manufacturing and distributing, recall products and take other actions. The Company may be required to pay damages of $15,000 per day per violation if it fails to comply with any provision of the Amended Consent Decree, up to $15 million per year.

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

Since the time the original Consent Decree and the Amended Consent Decree were entered into, the Company has been working to satisfy the obligations of the Consent Decree and the Amended Consent Decree. On August 24, 2007, the FDA notified the Company that it had met the conditions of its reconditioning plan for the Alaris SE pumps that were seized to the FDA’s satisfaction. In addition, on October 10, 2008, the Company notified the FDA that it had satisfied its best efforts obligation to find and remediate Alaris SE pumps in the United States in use by customers. The Company also had previously engaged an independent expert to inspect the Alaris SE pump facilities and certify the infusion pump operations as required by the Consent Decree. On April 2, 2008, the Company implemented a new quality system in its infusion pump facilities. On April 24, 2009, the independent expert provided a certification to the FDA indicating that the infusion pump operations are in conformity with the FDC Act, which meets the requirements of the original Consent Decree. On June 2, 2009, the independent expert provided a certification to the FDA on the remainder of the items required by the Amended Consent Decree.

On April 24, 2009, Cardinal Health 303 submitted the corrective action plan required by the Amended Consent Decree to the FDA. Included in the corrective action plan was, among other proposed corrective actions, a software correction that addresses the potential risk recently identified with the Alaris PCA (Patient Controlled Analgesia) module when used with the Alaris PC Unit operating with software versions 8 through 9.1. When the products are used together, the Alaris PCA module may infuse above or below the intended infusion dose if a specific sequence of events occurs. The Company recorded a reserve of $17.8 million in the third quarter of fiscal year 2009 based on its estimate of the costs that will be incurred in connection with the corrective action plan. On June 2, 2009, the FDA notified the Company that the corrective action plan was acceptable and that the Company should begin implementation of the plan. The Company had placed a hold on shipping the Alaris PCA module and related Alaris PC Unit pending 510(k) clearance from the FDA for the software correction. The Company received 510(k) clearance on July 9, 2009, and has since resumed shipments.

The Company cannot currently predict the outcome of this matter, whether additional amounts will be incurred to resolve this matter, if any, or the matter’s ultimate impact on its business. The Company may be obligated to pay more or less than the amount that has been reserved in connection with the Amended Consent Decree and its corrective action plan because, among other things, the cost of implementing the corrective action plan may be different than the Company’s current expectations (including as a result of changes in manufacturing, delivery and material costs), the FDA may determine that the Company is not fully compliant with the Amended Consent Decree or the corrective action plan and therefore impose penalties under the Amended Consent Decree, and/or the Company may be subject to future proceedings and litigation relating to matters addressed in the Amended Consent Decree.

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

Also from time to time, the Company may determine that products manufactured, marketed or distributed by the Company may not meet Company specifications, published standards or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. The Company has recalled, and/or conducted field alerts relating to, certain of its products from time to time. These activities can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact reported results of operations. The Company does not believe that these activities (other than those specifically disclosed in this Form 10-K) have had or will have a material adverse effect on its business or results of operations.

See Note 10 for additional discussion of contingencies related to the Company’s income taxes.

12.	GUARANTEES

The Company had contingent commitments related to a certain operating lease agreement (see Note 19). This operating lease consisted of certain real estate used in the operations of the Company. On June 26, 2009, the Company repurchased all remaining buildings, equipment and land under this operating lease for $151.2 million. Accordingly, the Company no longer carries a liability related to this agreement

In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition and disposition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, the Company believes that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

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

In the ordinary course of business, the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At June 30, 2009 and 2008, notes in the program subject to the guaranty of the Company totaled

$39.9 million and $33.4 million, respectively. These loans do not qualify for sale treatment under SFAS No. 140 and, as such, are reported in the Company’s consolidated balance sheet.

13.	FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. The Company does not use derivative instruments for trading or speculative purposes. While the majority of the Company’s derivative instruments are designated as hedging instruments, the Company also enters into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current market value through interest expense and other at the end of each period.

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

Commodity Price Risk Management. The Company is exposed to changes in the price of certain commodities. The Company’s objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on its business operations. Accordingly, the Company enters into derivative contracts to manage the price risk associated with these forecasted purchases.

The Company is exposed to counterparty credit risk on all of its derivative instruments. Accordingly, the Company has established and maintains strict counterparty credit guidelines and enters into derivative instruments only with major financial institutions that are investment grade or better. The Company does not have significant exposure to any one counterparty and management believes the risk of loss is remote and in any event would not be material. Additionally, the Company does not require collateral under these agreements.

The following table summarizes the fair value of the Company’s assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the consolidated balance sheets as of June 30, 2009 and 2008:

(in millions)	Balance Sheet Location	June 30, 2009	June 30, 2008
Assets:
Derivatives designated as hedging instruments:
Pay-floating interest rate swaps	Prepaid expenses and other	$—	$39.2
Foreign currency forward contracts	Prepaid expenses and other	1.2	3.6
Commodity contracts	Prepaid expenses and other	1.2	—

Total		2.4	42.8

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other long-term assets	64.5	47.7

Total Assets		$66.9	$90.5

Liabilities:
Derivatives designated as hedging instruments:
Pay-fixed interest rate swaps	Other accrued liabilities	$3.7	$7.5
Pay-floating interest rate swaps	Other accrued liabilities	—	24.5
Foreign currency forward contracts	Deferred income taxes and other liabilities	7.1	8.8

Total		10.8	40.8

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other accrued liabilities	—	0.3

Total Liabilities		$10.8	$41.1

Fair Value Hedges

The Company enters into pay-floating interest rate swaps to hedge the changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense and other in the consolidated statements of earnings.

On March 20, 2009, the Company terminated all of its pay-floating interest rate swaps and received net settlement proceeds totaling $123.1 million. These proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. There was no immediate impact to the statement of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense in conjunction with the occurrence of the originally forecasted transactions.

The following table summarizes the interest rate swaps designated as fair value hedges outstanding as of June 30, 2009 and 2008 (in millions):

	June 30, 2009		June 30, 2008
Type	Notional Amount	Maturity Date Gain/(Loss)	Notional Amount	Maturity Date Gain/(Loss)
Pay-floating interest rate swaps	$—	—	$1,250.0	June 2012 –June 2017

The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

		Fiscal Year Ended June 30,
Fair Value Hedging Instruments	Statement of Earnings Location	2009	2008	2007
Pay-floating interest rate swaps	Interest expense and other	$21.6	$4.2	$(11.2)
Fixed-rate debt	Interest expense and other	(21.6)	(4.2)	11.2

There was no ineffectiveness associated with these derivative instruments.

Cash Flow Hedges

The Company enters into derivative instruments to hedge its exposure to changes in cash flows attributable to currency, interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company enters into pay-fixed interest rate swaps to hedge the variability of cash flows relating to interest rate payments on the Company’s variable rate debt. At June 30, 2009 and 2008, the Company held two and three pay-fixed interest rate swaps, respectively, to hedge the variability of cash flows relating to these forecasted transactions. During fiscal 2008, the Company held three additional pay-fixed interest rate swaps to hedge the variability of cash flows related to forecasted transactions. These contracts were terminated during fiscal 2008, resulting in cash receipts totaling $6.4 million. These proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. The ineffective portion of the contracts, totaling a gain of $0.1 million, was recorded in interest expense and other during fiscal 2008. The remaining $6.3 million of the receipts that relate to the portion of the contracts that was effective was recorded to OCI during fiscal 2008, and an adjustment will be recognized in interest expense and other in future periods in conjunction with the occurrence of the originally forecasted transactions.

The Company also enters into foreign currency forward contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2009 and 2008, the Company held forward contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, Thai baht, British pound, and Australian dollar.

The Company also enters into derivative contracts to manage the price risk associated with forecasted purchases of certain commodities used in its Healthcare Supply Chain Services segment.

The following table summarizes the outstanding cash flow hedges as of June 30, 2009 and 2008 (in millions):

	June 30, 2009		June 30, 2008
Type	Notional Amount	Maturity Date Gain/(Loss)	Notional Amount	Maturity Date Gain/(Loss)
Pay-fixed interest rate swaps	$350.0	October 2009	$498.0	October 2009 - June 2013
Foreign currency forward contracts	568.2	July 2009 - June 2010	344.1	July 2008 - June 2009
Commodity contracts	14.5	July 2009 - December 2011	—	—

The following table summarizes the gain/(loss) recognized in OCI for derivative instruments designated as cash flow hedges for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

	Fiscal Year Ended June 30,
Cash Flow Hedging Instruments	2009	2008	2007
Pay-fixed interest rate swaps	$(3.7)	$6.7	$0.9
Foreign currency forward contracts	(6.9)	(5.2)	(3.5)
Commodity contracts	1.2	—	—

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

		Fiscal Year Ended June 30,
Cash Flow Hedging Instruments	Statement of Earnings Location	2009	2008	2007
Pay-fixed interest rate swaps	Interest expense and other	$(7.6)	$(3.0)	$(0.3)
Foreign currency forward contracts	Revenue	(1.1)	(1.1)	(1.1)
Foreign currency forward contracts	Cost of products sold	13.9	(17.0)	(2.6)
Foreign currency forward contracts	Selling, general and administrative expenses	(7.2)	3.7	0.9
Commodity contracts	Selling, general and administrative expenses	(0.6)	—	—

The amount of ineffectiveness associated with these derivative instruments was not material.

Economic (Non-designated) Hedges

The Company enters into foreign currency forward contracts to manage its foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in interest expense and other at the end of each period.

The following table summarizes the economic derivative instruments outstanding as of June 30, 2009 and 2008 (in millions):

	June 30, 2009		June 30, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign currency forward contracts	$845.3	July 2009 – December 2013	$859.1	July 2008 – December 2013

The following table summarizes the gain/(loss) recognized in earnings for economic derivative instruments for the fiscal years ended June 30, 2009, 2008 and 2007 (in millions):

		Fiscal Year Ended June 30,
Non-Designated Derivative Instruments	Statement of Earnings Location	2009	2008	2007
Foreign currency forward contracts	Interest expense and other	$(14.1)	$(36.8)	$(26.5)

Fair Value of Financial Instruments.

The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2009 and 2008 approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The estimated fair value of the Company’s long-term obligations and other short-term borrowings was $3,438.7 million and $3,765.5 million compared to the carrying amounts of $3,647.3 million and $3,846.4 million at June 30, 2009 and 2008, respectively. The fair value of the Company’s long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of June 30, 2009 and 2008. The fair values are based on quoted market prices for the same or similar instruments.

	June 30, 2009		June 30, 2008
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign currency forward contracts	$1,413.5	$58.6	$1,203.2	$42.2
Interest rate swaps	350.0	(3.7)	1,748.0	7.2
Commodity contracts	14.5	1.2	—	—

14.	FAIR VALUE MEASUREMENTS

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

Effective July 1, 2008, the Company adopted the provision of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of the remaining portions of this statement, which will be effective in fiscal 2010, to have a material impact on the Company’s financial position or results of operations.

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$628.3	$—	$—	$628.3
Other Investments	75.6	—	—	75.6
Foreign Currency Forward Contracts	—	58.6	—	58.6
Interest Rate Swaps and Other	—	(3.7)	—	(3.7)
Commodity Contracts	—	1.2	—	1.2

Total	$703.9	$56.1	$—	$760.0

The cash equivalents balance is comprised of highly liquid investments purchased with a maturity of three months or less. The other investments balance includes investments in mutual funds, which are used to offset fluctuations in the Company’s deferred compensation liabilities.

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities.

15.	SHAREHOLDERS’ EQUITY

At June 30, 2009 and 2008, the Company’s authorized capital shares consisted of the following: 750 million common shares, without par value (“Class A common shares”); 5 million Class B common shares, without par value (“Class B common shares”); and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Company’s Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2009 and 2008.

The Company repurchased approximately $4.9 billion of its Common Shares, in aggregate, through share repurchase programs during fiscal 2008 and 2007, as described below.

Fiscal 2009. On August 8, 2007, the Company announced a $2.0 billion share repurchase program. Pursuant to this program, the Company did not repurchase any of its Common Shares during fiscal 2009. This repurchase authorization was terminated by the Company on August 5, 2009.

Fiscal 2008. Pursuant to the $2.0 billion share repurchase program referenced above, the Company repurchased approximately 12.0 million Common Shares having an aggregate cost of approximately $750 million during fiscal 2008. Also during fiscal 2008, the Company repurchased an additional 4.8 million Common Shares having an aggregate cost of approximately $342 million under a $4.5 billion combined share repurchase program first announced on July 11, 2006 and most recently amended on January 31, 2007. The average price paid per common share for all Common Shares repurchased during fiscal 2008 was $64.81.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three years ending June 30, 2009, 2008 and 2007:

(in millions)	2009	2008	2007
Weighted-average Common Shares-basic	357.6	358.2	394.9
Effect of dilutive securities:
Employee stock options, restricted shares, and restricted share units	3.9	5.8	9.8

Weighted-average Common Shares-diluted	361.5	364.0	404.7

The potentially dilutive employee stock options that were antidilutive for fiscal 2009, 2008 and 2007 were 28.8 million, 22.1 million, and 5.4 million, respectively.

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

The Healthcare Supply Chain Services segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. This segment also distributes medical and surgical products to hospitals, surgery centers, laboratories and physician offices in the United States, Canada and Puerto Rico and assembles and distributes sterile and non-sterile procedure kits. It provides services to branded pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program for chain and independent pharmacy customers and alternate care customers. In addition, this segment operates centralized nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services and distributes therapeutic plasma to hospitals, clinics and other providers located in the United States. Lastly, this segment operates a pharmacy for specialty pharmaceuticals.

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

The All Other segment franchises and operates apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise systems and provides pharmacy services to hospitals and other healthcare facilities. This segment also manufactured and sold orthopedic implants and instruments through its Tecomet business and enteral devices and airway management products through its Medsystems businesses until both of these businesses were sold in the first quarter of fiscal 2009. The Tecomet and Medsystems businesses were both classified as held for sale at June 30, 2008. The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements:

	Segment Revenue
	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Revenue:
Healthcare Supply Chain Services (1)	$95,717.9	$87,110.0	$83,850.7
Clinical and Medical Products (2)	4,588.5	4,605.5	3,541.5
All Other (3)	1,018.3	1,190.4	1,151.1

Total segment revenue	101,324.7	92,905.9	88,543.3
Corporate (4)	(1,812.3)	(1,930.4)	(1,788.3)

Total consolidated revenue	$99,512.4	$90,975.5	$86,755.0

(1)	The Healthcare Supply Chain Services segment’s revenue is derived from two main product categories. These product categories and their respective contributions to revenue are as follows:

	Fiscal Year Ended June 30,
Product Category	2009	2008	2007
Distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products	91%	91%	91%
Distribution of medical, surgical and laboratory products and medical procedure kits	9%	9%	9%

Total	100%	100%	100%

(2)	The Clinical and Medical Products segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

	Fiscal Year Ended June 30,
Product Category	2009	2008	2007
Critical Care	33%	38%	32%
Dispensing	20%	20%	23%
Manufacturing of Medical and Surgical Instruments	47%	42%	45%

Total	100%	100%	100%

(3)	The All Other segment’s revenue is derived from three main product categories. These product categories and their respective contributions to revenue are as follows:

	Fiscal Year Ended June 30,
Product Category	2009	2008	2007
Pharmacy services	83%	75%	85%
Franchising and operating apothecary-style retail pharmacies	16%	18%	15%
Medical access and specialty products	1%	7%	—%

Total	100%	100%	100%

(4)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

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

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the consolidated financial statements:

	Segment Profit
	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Segment profit:
Healthcare Supply Chain Services (1)	$1,338.8	$1,333.5	$1,521.0
Clinical and Medical Products (1)(2)	669.6	734.9	535.1
All Other (1)	95.3	100.5	106.8

Total segment profit	2,103.7	2,168.9	2,162.9
Corporate (1) (3)	(218.0)	(77.4)	(816.1)

Total consolidated operating earnings	$1,885.7	$2,091.5	$1,346.8

(1)	The Company has encouraged its segments to identify investment projects which will provide future returns. These projects typically require incremental strategic investments in the form of additional capital or operating expenses. Investment spending previously held at corporate has been allocated to the segments under the new segment structure. Prior period information has been reclassified to conform to this new presentation.
(2)	During the fourth quarter of fiscal 2008, the Company discovered it had failed to recognize a portion of profit on sales pertaining to prior years. The error resulted from system interface and reconciliation discrepancies over a period of several years. As a result, the Company recorded income of approximately $11.1 million in fiscal 2008 of which $7.4 million pertained to fiscal 2007. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.
(3)	For fiscal years ended June 30, 2009, 2008 and 2007, Corporate includes, among other things, special items and impairments, (gain)/loss on sale of assets and other, net, which are not allocated to the segments.

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2009, 2008 and 2007 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Depreciation and Amortization Expense
	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Healthcare Supply Chain Services	$93.1	$94.2	$101.8
Clinical and Medical Products	181.7	170.1	115.2
All Other	6.0	6.4	4.1
Corporate	118.6	104.1	93.8

Total depreciation and amortization expense	$399.4	$374.8	$314.9

	Capital Expenditures
	Fiscal Year Ended June 30,
(in millions)	2009	2008	2007
Healthcare Supply Chain Services	$122.2	$46.1	$66.8
Clinical and Medical Products	108.9	149.6	117.2
All Other	25.8	4.9	4.2
Corporate	276.5	165.4	167.6

Total capital expenditures	$533.4	$366.0	$355.8

The following table includes total assets at June 30, 2009 and 2008 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	Assets
	June 30,
(in millions)	2009	2008
Healthcare Supply Chain Services	$14,959.4	$13,421.2
Clinical and Medical Products	8,303.3	8,237.4
All Other	270.4	490.0
Corporate (1)	1,585.7	1,299.6

Consolidated assets	$25,118.8	$23,448.2

(1)	The Corporate assets primarily include cash and equivalents and net property and equipment.

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For the Fiscal Year Ended June 30,			June 30,
(in millions)	2009	2008	2007	2009	2008
United States	$97,849.1	$89,321.2	$85,551.7	$1,652.9	$1,467.6
International	1,663.3	1,654.3	1,203.3	220.1	246.4

Total	$99,512.4	$90,975.5	$86,755.0	$1,873.0	$1,714.0

18.	EMPLOYEE EQUITY AND SAVINGS PLANS

Employee Equity Plans

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Employee options granted under the Plans during fiscal 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2009 and 2008 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Under the Plans, the Company currently utilizes for equity award grants, the Company was authorized to grant up to 29.8 million shares as of June 30, 2009, of which 16.1 million shares have been granted. Employee restricted shares and restricted share units granted under the Plans during fiscal 2009, 2008 and 2007 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units that were awarded after August 1, 2006 accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

The following table illustrates the impact of equity-based compensation on reported amounts:

	Fiscal Year Ended June 30,
	2009		2008		2007
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1)(2)(3)	$1,885.7	$(122.8)	$2,091.5	$(122.3)	$1,346.8	$(138.1)
Earnings from continuing operations	$1,142.8	$(81.8)	$1,296.0	$(81.0)	$820.7	$(90.0)
Net earnings	$1,151.6	$(81.8)	$1,300.6	$(81.0)	$1,931.1	$(114.0)
Net basic earnings per Common Share	$3.22	$(0.23)	$3.63	$(0.23)	$4.89	$(0.29)
Net diluted earnings per Common Share	$3.18	$(0.23)	$3.57	$(0.22)	$4.77	$(0.28)

(1)	The total equity-based compensation expense for fiscal years ended June 30, 2009, 2008 and 2007 includes gross restricted share and restricted share unit expense of approximately $65.6 million, $57.7 million and $36.2 million respectively, gross employee option expense of approximately $46.7 million, $60.1 million and $88.4 million, respectively, gross employee stock purchase plan expense of approximately $12.6 million, $11.1 million and $9.5 million, respectively, and gross stock appreciation right (income)/expense of ($2.1) million, ($6.6) million and $4.0 million, respectively.
(2)	Equity-based compensation charged to discontinued operations was approximately $24.0 million, net of tax benefits of $12.5 million, during the fiscal year ended June 30, 2007.
(3)	Fiscal 2008 equity-based compensation expense includes approximately $8.7 million related to unvested equity awards held by the former Executive Director of the Company. The acceleration of the equity-based compensation expense resulted from a change in status from an employee to a nonemployee director.

Stock Options

The fair values of options granted after the Company adopted SFAS No. 123(R) were determined using a lattice valuation model. The Company believes the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2007 through June 30, 2009, giving retroactive effect to conversions of options in connection with acquisitions and stock splits:

(in millions, except per share amounts)	Options Outstanding	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2007	35.9	$56.91	5.3	$493.8
Granted	3.1	66.51
Exercised	(4.5)	44.41
Canceled and forfeited	(2.4)	64.52

Balance at June 30, 2008	32.1	$58.81	4.6	$90.0

Granted	2.3	54.35
Exercised	(1.1)	34.41
Canceled and forfeited	(3.9)	59.58

Balance at June 30, 2009	29.4	$59.25	3.9	$1.8
Exercisable at June 30, 2009	23.9	58.80	3.6	$1.7

The following table provides data related to all stock option activity for the fiscal years ended June 30, 2009, 2008 and 2007:

(in millions, except per share data and years)	2009	2008	2007
Weighted-average grant date fair value per stock option	$13.67	$17.82	$21.29
Aggregate intrinsic value of exercised options	$14.0	$87.3	$175.6
Cash received upon exercise	$39.3	$227.9	$552.6
Tax benefit / (expense) realized related to exercise	$(2.9)	$42.1	$29.9
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$54.3	$89.5	$103.0
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1.4	1.9	2.8

The fair values of the options granted to the Company’s employees and directors during fiscal 2009, 2008 and 2007 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The Company calculated separate option valuations for three separate groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by the Company based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on the Company’s Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than the Company’s current estimates. The following table provides the range of assumptions used for options valued during fiscal 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	0.03% – 3.48%	2.1% – 4.8%	4.5% –5.1%
Expected life in years	4.5 – 7.0	4.4 – 7.0	5.7 – 7.0
Expected volatility	27.0% – 30.0%	27.0%	27.0%
Dividend yield	1.00% – 2.33%	0.69% – 0.96%	0.50% – 0.69%

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares. The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. In accordance with SAB No. 107, the Company classifies equity-based compensation within SG&A expense to correspond with the same line item as the majority of the cash compensation paid to employees.

The following tables summarize all activity related to restricted shares and restricted share units during the fiscal years ended June 30, 2009 and 2008:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2007	1.9	$62.07
Granted	1.4	$66.57
Vested	(0.7)	$61.13
Forfeited	(0.2)	$65.58

Nonvested at June 30, 2008	2.4	$65.74
Granted	2.3	$52.58
Vested	(1.2)	$64.38
Forfeited	(0.4)	$60.37

Nonvested at June 30, 2009	3.1	$57.10

	Fiscal Year Ended June 30,
(in millions, except years)	2009	2008	2007
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$100.6	$80.8	$58.7
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized	1.8	1.9	1.9

Employee Stock Purchase Plan

The Company has employee stock purchase plans under which the sale of 12.0 million Common Shares has been authorized. Generally, employees who have been employed by the Company for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1 – June 30; and July 1 – December 31. At June 30, 2009, subscriptions of 0.7 million shares were outstanding. Through June 30, 2009, 7.4 million shares had been issued to employees under the plans. The Company has decided to indefinitely suspend the employee stock purchase plans.

Employee Savings Plan

Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in Company-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Code, and provide for Company matching and profit sharing contributions. The Company’s contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for employee retirement benefit plans was $118.3 million, $106.2 million and $107.8 million for fiscal 2009, 2008 and 2007, respectively.

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

At June 30, 2009 and 2008, the Company had a committed receivables sales facility program available through CHF with capacity to sell $950.0 and $850.0 million in receivables, respectively. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. The Company did not have any receivables outstanding under the committed receivables sales facility program at June 30, 2009. During the second quarter of fiscal 2009, the Company amended its committed receivables sales facility program to extend it for an additional 364 days. On May 1, 2009, the Company amended its committed sales facility program to replace a minimum net worth covenant of $4.1 billion in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The amendment also increased the purchase limit of the revolving receivables purchase facility from $850.0 million to $950.0 million.

Cash Flows from all Receivable-Related Arrangements

The Company’s net cash flow decrease related to receivable interest transfers for fiscal 2009, 2008 and 2007 were as follows:

(in millions)	2009	2008	2007
Proceeds received on transfer of receivables interests	$—	$—	$—
Cash collected in servicing of related receivable interests	—	0.3	1.0

Cash inflow to the Company	—	0.3	1.0
Repurchase of receivable interests	—	—	(550.0)
Cash collection remitted to the bank	(2.8)	(43.2)	(99.6)

Net impact to the Company’s cash flow	$(2.8)	$(42.9)	$(648.6)

CHS and CHF were required to repurchase any receivables or interests sold if it was determined that the representations and warranties with regard to the related receivables were not accurate on the date sold, and with respect to the committed sales facility program, in the event that the Company failed to comply with the covenants in the Performance Guaranty or any other customary amortization event occurred. During fiscal 2009, the Company satisfied all of its outstanding obligations under these agreements. As of June 30, 2009, the Company did not have any outstanding lease receivable-related arrangements.

Operating Leases

In a prior year, the Company entered into an operating lease agreement with a third party bank for the construction of various facilities and equipment. On June 26, 2009, the Company repurchased all remaining buildings, equipment and land for approximately $151.2 million, which were previously under this operating lease agreement. In addition, as part of the repurchase the Company recorded a $3.8 million impairment charge.

During fiscal 2007, the Company repurchased certain buildings, equipment and land of approximately $51.2 million which were previously under operating lease agreements. Of this total amount repurchased, approximately $44.2 million related to the PTS Business, which was divested in the fourth quarter of fiscal 2007.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2009 and 2008. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (2)
Fiscal 2009
Revenue	$24,321.0	$25,074.8	$24,917.7	$25,198.9
Gross margin	1,353.5	1,406.8	1,394.9	1,371.2
Selling, general and administrative expenses	876.8	846.6	844.9	870.1
Earnings from continuing operations	246.2	316.1	313.1	267.5
Earnings/(loss) from discontinued operations	2.9	0.4	(0.2)	5.7

Net earnings	$249.1	$316.5	$312.9	$273.2

Earnings from continuing operations per Common Share:
Basic	$0.69	$0.89	$0.88	$0.75
Diluted	0.68	0.88	0.87	0.74

(1)	Amounts do not agree to those previously reported as they have been updated to reflect the classification of Martindale as discontinued operations.
(2)	During the fourth quarter of fiscal 2009, the Company recorded certain out of period items which increased gross margin by $5.2 million (of which $2.5 million pertained to the first three quarters of fiscal 2009 and $2.7 million pertained to fiscal 2008), increased selling, general and administrative expenses by $13.6 million (of which $4.2 million pertained to the first three quarters of fiscal 2009, $4.8 million pertained to fiscal 2008 and $4.6 million pertained to periods prior to fiscal 2008), and decreased earnings from continuing operations and net earnings by $0.9 million (of which $(3.6) million pertained to the first three quarters of fiscal 2009, $1.4 million pertained to fiscal 2008 and $3.1 million pertained to periods prior to fiscal 2008). The amounts were not material individually or in the aggregate to the current or prior periods.

The Company did not record any significant adjustments in the fourth quarter of fiscal 2009 other than those disclosed above and within the Notes.

(in millions, except per common share amounts)	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1) (2) (3) (4)
Fiscal 2008
Revenue	$21,945.4	$23,253.4	$22,882.4	$22,894.3
Gross margin	1,329.1	1,340.2	1,455.7	1,454.7
Selling, general and administrative expenses	824.0	822.0	849.1	895.0
Earnings continuing operations	298.6	320.1	361.3	315.9
Earnings/(loss) from discontinued operations	3.2	4.6	(5.3)	2.1

Net earnings	$301.8	$324.7	$356.0	$318.0

Earnings from continuing operations per Common Share:
Basic	$0.82	$0.89	$1.01	$0.89
Diluted	0.81	0.88	1.00	0.88

(1)	Amounts do not agree to those previously reported as they have been updated to reflect the classification of Martindale as discontinued operations.
(2)	During the fourth quarter of fiscal 2008, the Company’s Clinical and Medical Products segment discovered it had failed to recognize a portion of profit on sales pertaining to prior years. The error resulted from system interface and reconciliation discrepancies over a period of several years. As a result, the Company recorded income of approximately $15.9 million in the fourth quarter of fiscal 2008 of which $4.8 million pertained to the first three quarters of fiscal 2008, $7.4 million pertained to fiscal 2007 and $3.7 million pertained to fiscal 2006. In connection with this matter, the Company implemented an action plan that has addressed the issues related to the error.
(3)	During the fourth quarter of fiscal 2008, the Company recognized equity-based compensation expense related to unvested equity awards held by the former Executive Director of the Company. The Company also recognized consulting arrangement fees to be paid to the former Executive Director of the Company. The acceleration of the equity-based compensation expense and the consulting arrangement fees, which totaled $12.2 million, resulted from a change in status from an employee to a nonemployee director.
(4)	During the fourth quarter of fiscal 2008, the Company recognized $37.3 million of additional tax expense related to an increase in the estimated state income tax rate on deferred tax items and recognized a $30.4 million reduction in tax expense for items pertaining to fiscal 2002 and 2001 for which the statute of limitations had lapsed.

The Company did not record any significant adjustments in the fourth quarter of fiscal 2008 other than those disclosed above and within the Notes.

21.	SUBSEQUENT EVENTS

The Company has disclosed all material subsequent events through August 27, 2009, the date the financial statements were issued.

Capital Structure Related to the Spin-Off

Subsequent to fiscal 2009, the Company and CareFusion entered into several transactions in order to establish their respective capital structures after the Spin-Off. Immediately prior to the Spin-Off, CareFusion will distribute approximately $1.4 billion in cash to the Company. In order to finance the distribution, on July 1, 2009 CareFusion entered into a $1.4 billion senior unsecured bridge loan facility with a term of 364 days from the date of funding. Subsequently, on July 14, 2009 CareFusion obtained permanent financing of $1.4 billion in the form of fixed rate senior notes. As CareFusion was able to obtain permanent financing prior to the Spin-Off, the bridge loan facility will not be drawn upon and will be terminated upon Spin-Off. The net proceeds of the notes were placed into an escrow account and will be used to fund the $1.4 billion cash distribution to the Company. On August 27, 2009, the Company announced it will use up to $1.2 billion of the cash distribution to fund a debt tender offer for certain of its outstanding debt securities (other than the 7.80% Debentures due October 15, 2016 of Allegiance Corporation and the 7.00% Debentures due October 15, 2026 of Allegiance Corporation, the tender offer for which will be funded with the Company’s cash on hand, as further described below). The remainder of the cash distribution will be used to pay off debt maturing in the second quarter of fiscal 2010. See discussion below for additional detail of the debt securities subject to the debt tender offer.

As noted above, on July 1, 2009, CareFusion entered into a senior unsecured bridge loan facility (the “bridge loan facility”) that could provide financing for an aggregate principal amount of $1.4 billion, with a term of 364 days from the date of funding under such facility. Funding under the bridge loan facility was subject to certain closing conditions, including but not limited to completion of the Spin-Off. In connection with the bridge loan facility, the Company paid $17.5 million in underwriting and other fees.

On July 14, 2009, CareFusion obtained permanent financing through the sale of $250.0 million aggregate principal amount of 4.125% senior notes due 2012, $450.0 million aggregate principal amount of 5.125% senior notes due 2014 and $700.0 million aggregate principal amount of 6.375% senior notes due 2019 in a private placement. The initial purchasers then sold the Notes to qualified institutional buyers. The Notes are senior unsecured obligations of CareFusion and rank equally with all of CareFusion’s existing and future unsecured senior debt and senior to all of the CareFusion’s existing and future subordinated debt. The Notes are effectively subordinated to the liabilities of CareFusion’s subsidiaries, including trade payables and the guarantees by certain of its subsidiaries of CareFusion’s revolving credit facilities. The Notes also effectively rank junior in right of payment to any existing and future secured debt of CareFusion to the extent of the value of the assets securing such debt. Proceeds from the sale of the Notes were deposited in an escrow account to be released in connection with the Spin-Off.

On August 27, 2009, the Company announced that it commenced a cash tender offer for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The amount of each series of debt securities that is purchased will be based on a $1.2 billion cap and the order of priority set forth above, and may be subject to proration in accordance with the terms of the tender offer. In addition, the Company is only offering to purchase 7.00% Debentures due October 15, 2026 of Allegiance Corporation with an aggregate purchase price, excluding accrued interest, fees and expenses, of up to $100,000,000 in the tender offer. The Company intends to fund the purchase of the 7.80% Debentures due October 15, 2016 of Allegiance Corporation and the 7.00% Debentures due October 15, 2026 of Allegiance Corporation from cash on hand. If 7.00% Debentures due 2026 are tendered such that the aggregate purchase price for the notes would exceed $100 million, they will be subject to proration. The tender offer is conditioned upon the Company’s receipt of the approximately $1.4 billion cash distribution from CareFusion and other customary conditions. The offer will expire on September 24, 2009, unless extended or earlier terminated by the Company.

In preparation for the Spin-Off, on July 1, 2009, CareFusion entered into revolving credit facilities with an aggregate principal balance of $720.0 million, with commitments thereunder allocated $240 million to a 364-day revolving credit facility and $480 million to a three-year revolving credit facility. The commitment under the three-year facility is subject to increase, upon request, by up to an aggregate of $30.0 million, subject to commitments from lenders. Funding under the revolving credit facilities will be subject to certain closing conditions, including but not limited to the completion of the Spin-Off. The revolving credit facilities are subject to customary covenants, and obligations under the revolving credit facilities will be guaranteed by each of CareFusion’s existing and future direct and indirect material domestic subsidiaries. Borrowings under the revolving credit facilities will bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin. For the three-year revolving credit facility, LIBOR varies from 2.1% to 3.375% based on CareFusion’s debt ratings and in the case of ABR varies from 1.1% to 2.375% based on CareFusion’s debt ratings. For the 364-day revolving facility, LIBOR varies from 2.2% to 3.5% based on CareFusion’s debt ratings and in the case of ABR varies from 1.2% to 2.5% based on CareFusion’s debt ratings. Notwithstanding any of the foregoing, should any loans remain outstanding under the bridge loan facility (see below), the applicable margin applicable to borrowings under both revolving credit facilities will be increased by 1.0% after 90 days, by 2.0% after 180 days and by 3.0% after 270 days of closing. In connection with these revolving credit facilities, the Company paid $3.8 million in underwriting and other fees.

Stock Option Exchange Program

On May 6, 2009, the Company’s Board of Directors authorized, and on June 23, 2009, the Company’s shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of Cardinal Health Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program began on June 19, 2009 and was completed on July 17, 2009. The Company believes that this program was necessary to more closely align employee and shareholder interests through equity compensation programs. The program was designed to motivate and retain key employees and to reinforce the alignment of the Company’s employees’ interests with those of its shareholders. As a result of this program 12.8 million outstanding eligible stock options were exchanged for 1.4 million new options at an exercise price of $31.27.

Share Repurchase Program

On August 5, 2009, the Company cancelled the previously approved share repurchase program and announced a new $500.0 million share repurchase program which expires on August 31, 2012. The Company expects to use this repurchase program to offset equity plan issuances.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the preparation and fair presentation of its published financial statements.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited Cardinal Health, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Columbus, Ohio

August 27, 2009

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the Company’s 2009 Annual Meeting of Shareholders (the “2009 Annual Meeting”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” and “Corporate Governance—Policies on Business Ethics; Chief Legal and Compliance Officer.”

Information with respect to executive officers of the Company appears in Part I of this report and is incorporated herein by reference.

Item 11:	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Compensation Discussion and Analysis” and “Executive Compensation.” The information set forth under the subcaption “Human Resources and Compensation Committee Report” should not be deemed filed nor should it be incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14:	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Independent Accountants” and “Board of Directors and Committees of the Board—Committees of the Board.”

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	129

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

4.1	Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.2.1	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.2.2	Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

4.2.3	Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

4.2.4	6.75% Notes due 2011 (incorporated by reference to Exhibit 4.2.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.5	4.00% Notes due 2015 (incorporated by reference to Exhibit 4.2.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.6	5.85% Notes due 2017 (incorporated by reference to Exhibit 4.2.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.7	Floating Rate Notes due 2009 (incorporated by reference to Exhibit 4.2.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.8	5.80% Notes due 2016 (incorporated by reference to Exhibit 4.2.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.9	6.00% Notes due 2017 (incorporated by reference to Exhibit 4.2.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.10	5.65% Notes due 2012 (incorporated by reference to Exhibit 4.2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.3.1	Indenture, dated as of June 2, 2008, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.3.2	5.50% Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.4	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.1.2	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.1.3	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.1.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.1.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.8	Form of Cardinal Health, Inc. Nonqualified Stock Option Agreement between Cardinal Health, Inc. (under the Cardinal Health, Inc. Stock Option Exchange Program) (incorporated by reference to Exhibit 99(d)(2) to the Company’s Schedule TO-I filed on June 19, 2009)*

10.1.9	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.10	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for California residents (grant made to executive officer in August 2006) (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.11	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.1.12	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.13	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for RSU grants to be made in connection with the Planned Spin-Off (grants made to executive officers in October 2008) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)*

10.1.14	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.1.15	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.16	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 29, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.1	Cardinal Health, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on November 16, 1995, No. 33-64337, Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-11373, Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-11373, and Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on February 22, 1999, No. 333-72727)*

10.2.2	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.2.3	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.4	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 2000) (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)*

10.2.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 2002 and November 2003) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)*

10.2.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for California residents (grant made to executive officer in August 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.2.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made to executive officer in April 2005) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.11	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.12	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in August 2004) (incorporated by reference to Exhibit 10.2.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.13	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made in April 2005) (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.15	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.16	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 1999) (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 1-11373)*

10.2.17	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2000) (incorporated by reference to Exhibit 10.2.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.18	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.19	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.20	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.1	Cardinal Health, Inc. Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8 filed on May 31, 2000, No. 333-38192)*

10.3.2	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.3.3	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.3.4	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2000) (incorporated by reference to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.5	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.3.6	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.3.7	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.8	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.3.9	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.10	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.4.1	Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.3	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-11373)*

10.5.1	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.5.2	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.6.1	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)*

10.6.2	Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 22, 2005, File No. 1-11373)*

10.6.3	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.6.4	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-11373) *

10.6.5	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.6.6	First Amendment to Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.7	Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006 (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.8.1	Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.8.2	First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.9	Cardinal Health, Inc. Long-Term Incentive Cash Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.10	Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.11.1	Amended Employment Agreement dated, April 17, 2006, as amended on September 21, 2007, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 25, 2007, File No. 1-11373)*

10.11.2	Amendment, dated as of September 26, 2008, to Employment Agreement, dated as of April 17, 2006, as amended on September 21, 2007, by and between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)*

10.11.3	Second Amendment, dated as of August 4, 2009, to Employment Agreement, dated as of April 17, 2006, as amended on September 21, 2007, as amended on September 26, 2008, by and between Cardinal Health, Inc. and R. Kerry Clark*

10.11.4	Nonqualified Stock Option Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.11.5	Restricted Share Units Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.12	Form of Aircraft Time Sharing Agreement between Cardinal Health, Inc. and each of R. Kerry Clark, George S. Barrett and David L. Schlotterbeck (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.13	Letter providing terms of offer of employment, executed by Cardinal Health, Inc. on April 13, 2005, and confirmed by Jeffrey W. Henderson on April 13, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 15, 2005, File No. 1-11373)*

10.14	Retention Agreement, dated as of August 31, 2004, between ALARIS Medical Systems, Inc. and David L. Schlotterbeck (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.15.1	First Amendment to the Retention Agreement between ALARIS Medical Systems, Inc. and David L. Schlotterbeck, dated and effective as of November 2, 2005 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.15.2	Second Amendment to Retention Agreement between Cardinal Health 303, Inc. (f/k/a ALARIS Medical Systems, Inc.) and David L. Schlotterbeck, effective November 26, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.16	Employment Agreement, dated August 5, 2009, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009, File No. 1-11373)*

10.17.1	Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.17.2	First Amendment, dated August 2, 2006, to Second Amended and Restated Employment Agreement, dated April 17, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.17.3	Second Amendment to Second Amended and Restated Employment Agreement, dated September 21, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on September 25, 2007, File No. 1-11373)*

10.17.4	Third Amendment to Second Amended and Restated Employment Agreement, dated August 19, 2008, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.17.4 to the Company’s Form 10-K for fiscal year ended June 30, 2008, File No. 1-11373)*

10.17.5	Nonqualified Stock Option Agreement, dated November 19, 2001, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.17.6	Deferred Payment Stock Appreciation Right Agreement, dated as of March 3, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 4, 2005, File No. 1-11373)*

10.17.7	Nonqualified Stock Option Agreement, dated September 2, 2005, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005, File No. 1-11373)*

10.17.8	Nonqualified Stock Option Agreement, dated August 15, 2006, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.17.9	Form of Restricted Share Units Agreement, dated August 15, 2007, between Cardinal Health, Inc. and Robert D. Walter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.18.1	Letter dated October 7, 2005, providing terms of offer of employment between Cardinal Health, Inc. and Ivan K. Fong*

10.18.2	Amendment, dated November 14, 2007, to letter providing terms of offer of employment by Cardinal Health, Inc. dated October 7, 2005, and confirmed by Ivan K. Fong on November 19, 2007*

10.18.3	Form of Nonqualified Stock Option Agreement, dated November 1, 2005, between Cardinal Health, Inc. and Ivan K. Fong*

10.18.4	Form of Restricted Share Unit Agreement, dated November 1, 2005, between Cardinal Health, Inc. and Ivan K. Fong (for cliff vesting)*

10.18.5	Form of Restricted Share Unit Agreement, dated November 1, 2005, between Cardinal Health, Inc. and Ivan K. Fong*

10.18.6	Letter Agreement, dated February 17, 2009, providing terms of severance and release between Cardinal Health, Inc. and Ivan K. Fong*

10.19.1	Letter Agreement, dated June 14, 2007, and Confidentiality and Business Protection Agreement, effective as of June 18, 2007, between Cardinal Health, Inc. and Vivek Jain (incorporated by reference to Exhibit 10.49 to CareFusion Corporation’s Registration Statement on Form 10-12B filed on March 31, 2009, File No. 1-34273)*

10.19.2	Letter Agreement, dated November 18, 2008, between Cardinal Health, Inc. and Vivek Jain (incorporated by reference to Exhibit 10.50 to CareFusion Corporation’s Registration Statement on Form 10-12B filed on March 31, 2009, File No. 1-34273)*

10.20	Nonqualified Stock Option Agreement, dated July 27, 2004, between Cardinal Health, Inc. and J. Michael Losh (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.21	Form of Indemnification Agreement between Cardinal Health, Inc. and individual directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.22	Form of Indemnification Agreement between Cardinal Health, Inc. and individual officers (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.23.1	Description of outside director compensation effective November 7, 2007 (incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.23.2	Description of Nonemployee Directors Compensation effective November 1, 2009*

10.24.1	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.2	First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.3	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.4	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.5	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.6	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.7	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.8	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.9	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.24.10	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.24.11	Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Sun Trust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.25.1	Five-year Credit Agreement, dated as of January 24, 2007, between the Company, certain lenders, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A. and Barclays Bank PLC, as Syndication Agents, Morgan Stanley Bank and Deutsche Bank Securities Inc., as Documentation Agents, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Barclays Capital, as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)

10.25.2	Amendment No. 1 to Credit Agreement and Limited Consent, dated as of April 16, 2009, between Cardinal Health, Inc., Bank of America, N.A., in its capacity as administrative agent for the lenders, and certain lenders (incorporated by reference to Exhibit 101 to the Company’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.26.1	Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2007, File No. 1-11373)

10.26.2	First Amendment, dated as of November 13, 2008, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2008 File No. 1-11373)

10.26.3	Second Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-11373)

10.26.4	Second Amended and Restated Performance Guaranty, dated as of June 20, 2007, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.25.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of Cardinal Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

99.2	Form of Amended Consent Decree for Condemnation and Permanent Injunction (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009, File No. 1-11373)

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2009.

CARDINAL HEALTH, INC.

By:	/s/ R. KERRY CLARK
R. Kerry Clark, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2009.

Signature	Title

/s/ R. KERRY CLARK R. Kerry Clark	Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ JEFFREY W. HENDERSON Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ STUART G. LAWS Stuart G. Laws	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ COLLEEN F. ARNOLD Colleen F. Arnold	Director

/s/ CALVIN DARDEN Calvin Darden	Director

/s/ JOHN F. FINN John F. Finn	Director

/s/ PHILIP L. FRANCIS Philip L. Francis	Director

/s/ GREGORY B. KENNY Gregory B. Kenny	Director

/s/ J. MICHAEL LOSH J. Michael Losh	Director

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director

/s/ MICHAEL D. O’ HALLERAN Michael D. O’ Halleran	Director

/s/ DAVID W. RAISBECK David W. Raisbeck	Director

/s/ JEAN G. SPAULDING Jean G. Spaulding	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)(2)	Deductions (3)	Balance at End of Period
	(In millions)
Fiscal Year 2009:
Accounts receivable	$124.7	$60.6	$(1.8)	$(56.3)	$127.2
Finance notes receivable	4.4	0.6	0.3	—	5.3
Net investment in sales-type leases	6.6	0.9	—	(0.3)	7.2

	$135.7	$62.1	$(1.5)	$(56.6)	$139.7

Fiscal Year 2008:
Accounts receivable	$118.8	$26.4	$4.1	$(24.6)	$124.7
Finance notes receivable	4.3	(0.2)	1.9	(1.6)	4.4
Net investment in sales-type leases	5.8	(0.1)	—	0.9	6.6

	$128.9	$26.1	$6.0	$(25.3)	$135.7

Fiscal Year 2007:
Accounts receivable	$104.7	$23.8	$6.9	$(16.6)	$118.8
Finance notes receivable	15.1	1.0	—	(11.8)	4.3
Net investment in sales-type leases	6.6	(0.8)	—	—	5.8

	$126.4	$24.0	$6.9	$(28.4)	$128.9

(1)	During fiscal 2009, 2008 and 2007 recoveries of amounts provided for or written off in prior years were $0.4 million, $3.5 million and $0.8 million, respectively.
(2)	In fiscal 2008 and 2007, $0.1 million and $6.1 million, respectively, relates to the beginning balance for acquisitions accounted for as purchase transactions.
(3)	Write-off of uncollectible accounts.