Form 10-Q
period 2009-09-30
CARDINAL HEALTH INC
filed 2009-11-09
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

The number of Registrant’s Common Shares outstanding at the close of business on November 4, 2009 was as follows:

Common Shares, without par value: 362,696,508

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statement

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended September 30,
	2009	2008
Revenue	$24,780.7	$23,437.1
Cost of products sold	23,871.9	22,535.9

Gross margin	908.8	901.2
Operating expenses
Distribution, selling, general and administrative expenses	586.1	590.3
Restructuring and employee severance	59.7	20.7
Impairments and loss on sale of assets	23.6	3.6
Litigation (credits)/charges, net	(0.5)	—

Operating earnings	239.9	286.6
Other (income)/expense, net	(8.9)	2.5
Interest expense, net	33.9	29.3
Loss on extinguishment of debt	39.9	—

Earnings before income taxes and discontinued operations	175.0	254.8
Provision for income taxes	236.8	82.6

Earnings/(loss) from continuing operations	(61.8)	172.2
Earnings from discontinued operations (net of tax expense of $26.0 and $32.0 for the three months ended September 30, 2009 and 2008, respectively)	23.6	76.9

Net earnings/(loss)	$(38.2)	$249.1

Basic earnings/(loss) per Common Share:
Continuing operations	$(0.17)	$0.48
Discontinued operations	0.06	0.22

Net basic earnings/(loss) per Common Share	$(0.11)	$0.70

Diluted earnings/(loss) per Common Share:
Continuing operations	$(0.17)	$0.48
Discontinued operations	0.06	0.21

Net diluted earnings/(loss) per Common Share	$(0.11)	$0.69

Weighted average number of Common Shares outstanding:
Basic	359.1	356.7
Diluted	359.1	361.1
Cash dividends declared per Common Share	$0.175	$0.140

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and equivalents	$1,584.8	$1,221.6
Trade receivables, net	5,921.9	5,214.9
Inventories	6,861.9	6,832.8
Prepaid expenses and other	557.8	523.0
Assets from businesses held for sale and discontinued operations	162.6	7,189.4

Total current assets	15,089.0	20,981.7

Property and equipment, at cost	3,045.8	3,139.6
Accumulated depreciation and amortization	(1,607.2)	(1,675.1)

Property and equipment, net	1,438.6	1,464.5
Other assets:
Investment in CareFusion	902.4	—
Goodwill and other intangibles, net	2,269.3	2,266.9
Other	735.4	405.7

Total assets	$20,434.7	$25,118.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$362.3	$366.2
Accounts payable	10,047.1	9,041.9
Other accrued liabilities	1,701.7	1,496.2
Liabilities from businesses held for sale and discontinued operations	35.6	1,370.9

Total current liabilities	12,146.7	12,275.2

Long-term obligations, less current portion and other short-term borrowings	2,103.5	3,271.6
Deferred income taxes and other liabilities	1,243.3	847.3
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued – none	—	—
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 363.6 million shares and 363.7 million shares at September 30, 2009 and June 30, 2009, respectively	2,929.1	3,031.6
Retained earnings	2,124.1	5,953.9
Common Shares in treasury, at cost, 1.1 million shares and 3.7 million shares at September 30, 2009 and June 30, 2009, respectively	(188.9)	(343.0)
Accumulated other comprehensive income	76.9	82.2

Total shareholders’ equity	4,941.2	8,724.7

Total liabilities and shareholders’ equity	$20,434.7	$25,118.8

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(38.2)	$249.1
Earnings from discontinued operations	(23.6)	(76.9)

Earnings/(loss) from continuing operations	(61.8)	172.2
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	66.3	47.4
Loss on debt extinguishment	39.9	—
Impairments and loss on sale of assets	23.6	3.6
Equity compensation	22.0	21.0
Provision for bad debts	12.3	12.4
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(716.1)	(858.2)
Increase in inventories	(28.1)	(864.1)
Increase in accounts payable	1,003.1	978.1
Other accrued liabilities and operating items, net	(99.6)	(4.4)

Net cash provided by/(used in) operating activities – continuing operations	261.6	(492.0)
Net cash provided by operating activities – discontinued operations	144.4	336.8

Net cash provided by/(used in) operating activities	406.0	(155.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(32.0)	(6.2)
Proceeds from sale of property and equipment	4.8	0.7
Additions to property and equipment	(37.0)	(57.4)

Net cash used in investing activities – continuing operations	(64.2)	(62.9)
Net cash used in investing activities – discontinued operations	(9.9)	(31.8)

Net cash used in investing activities	(74.1)	(94.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	—	1.2
Reduction of long-term obligations	(1,134.4)	(150.7)
Proceeds from long-term obligations, net of issuance costs	—	8.1
Proceeds from issuance of Common Shares	18.7	17.9
Tax benefit/(expense) from stock options	(6.2)	3.3
Payment of premiums for debt extinguishment	(66.4)	—
Dividends on Common Shares	(64.2)	(49.7)

Net cash used in financing activities – continuing operations	(1,252.5)	(169.9)
Net cash provided by/(used in) financing activities – discontinued operations	1,283.8	(1.6)

Net cash provided by/(used in) financing activities	31.3	(171.5)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	363.2	(421.4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,221.6	808.8

CASH AND EQUIVALENTS AT END OF PERIOD	$1,584.8	$387.4

SUPPLEMENTAL INFORMATION
Non-cash investing and financing transactions for:
Investment in CareFusion	860.8	—
Non-cash dividend in connection with Spin-Off (as hereinafter defined)	3,728.4	—

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off of CareFusion Corporation

Effective August 31, 2009, Cardinal Health, Inc. (the “Company”) completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion Corporation (“CareFusion”), with the Company retaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). Per the requirements of the Private Letter Ruling obtained from the Internal Revenue Service, the Company is required to dispose of the retained shares of CareFusion common stock within five years of the Spin-Off. While Cardinal Health is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that it has no significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately in these condensed consolidated financial statements as assets from businesses held for sale and discontinued operations and the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off. The Company retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment following the Spin-Off.

For fiscal 2009, the Company had three reportable segments — Healthcare Supply Chain Services, Clinical and Medical Products and All Other. Effective July 1, 2009, the Company changed its reportable segments to: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment encompasses the businesses previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products as well as the businesses previously within the All Other segment. The Medical segment encompasses the remaining businesses within the Healthcare Supply Chain Services segment as well as certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment. The CareFusion segment encompasses the businesses previously within the Clinical and Medical Products segment excluding the above-referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses and includes all businesses included in the Spin-Off.

In connection with the Spin-Off, the Company reorganized its reportable segments into two segments: Pharmaceutical and Medical. See Note 14 for information about these segments.

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

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2010 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. Beginning in the first quarter of fiscal 2010, the Company changed the presentation of certain items on the condensed consolidated statements of earnings. Prior periods have been adjusted to confirm with this new presentation.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2009 (the “FY2009 Financial Statments”). Note 1 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Pharmaceutical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

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

Revenue for deliveries that are directly shipped to customer warehouses from the manufacturer whereby the Company acts as an intermediary in the ordering and delivery of products is recorded gross in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since the Company incurs credit risk from the customer, bears the risk of loss for incomplete shipments and does not receive a separate fee or commission for the transaction and, as such, is the primary obligor.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Pharmacy management and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitation fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by the Company not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

Through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise operations (collectively, “Medicine Shoppe”), the Company has apothecary-style pharmacy franchisees in which it earns franchise and origination fees. Franchise fees represent monthly fees that are either fixed or based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

Medical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. Revenue from the sale of medical products and supplies is recognized when title and risk of loss transfers to its customers, which is typically upon delivery.

Multiple Segments or Business Units. Arrangements involving multiple segments or business units containing no software or software which is incidental to the functionality of the product or service are accounted for as revenue arrangements with multiple deliverables. If the deliverable meets the criterion of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Recent Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Refer to Note 11 for additional information regarding the Company’s adoption of this new accounting guidance.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued new accounting guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this new accounting guidance in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position or results of operations; however, it may have an impact on the Company’s accounting and disclosure practices for future business combinations.

In June 2008, the FASB issued new accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this new accounting guidance in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this new accounting guidance.

In June 2009, the FASB issued new accounting guidance regarding the consolidation of variable interest entities. This guidance improves the financial reporting by enterprises involved with variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this new accounting guidance.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”), which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective July 1, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of this new accounting guidance in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position or results of operations.

2. RESTRUCTURING AND EMPLOYEE SEVERANCE

Restructuring Policy

The Company classifies a restructuring activity as a program whereby the Company fundamentally changes its operations such as closing facilities, moving manufacturing of a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit which is recognized over its future service period.

Restructuring and Employee Severance

During fiscal 2005, the Company launched a global restructuring program with the goal of increasing the value the Company provides its customers through better integration of existing businesses and improved efficiency from a more disciplined approach to procurement and resource allocation. As part of the program, in April 2007, the Company announced a restructuring plan to move the Company’s medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to the Company’s corporate headquarters in Dublin, Ohio. The program was substantially complete by the end of fiscal 2009.

At the beginning of fiscal 2009, the Company undertook a major restructuring of its segment operating structure. Effective July 1, 2008, the Company consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment. In connection with the Spin-Off, these reportable segments have since been reorganized. Refer to Notes 1 and 14 for additional information regarding the Company’s current reportable segments.

Also, during fiscal 2009 and the first quarter of fiscal 2010, the Company incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs.

In addition to the restructuring programs discussed above, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing and distribution operations, rationalizing headcount, and aligning operations in the most strategic and cost-efficient structure.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes activity related to the Company’s restructuring and employee severance costs during the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions)	2009	2008
Employee related costs (1)	$27.1	$21.0
Facility exit and other costs (2)	32.6	(0.3)

Total restructuring and employee severance	$59.7	$20.7

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. In addition, during the three months ended September 30, 2009, the Company incurred $18.6 million of costs related to the retirement of its Chairman and Chief Executive Officer upon completion of the Spin-Off.
(2)	Facility Exit and Other Costs . Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services. In addition, facility exit and other costs include certain costs related to the Spin-Off such as costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s restructuring and employee severance activities during the three months ended September 30, 2009:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2009	$25.8	$5.4	$31.2
Additions (1)	27.1	32.6	59.7
Payments and other adjustments	(17.2)	(33.0)	(50.2)

Balance at September 30, 2009	$35.7	$5.0	$40.7

(1)	Amounts represent items that have been expensed as incurred or accrued in accordance with GAAP.

3. IMPAIRMENTS AND LOSS ON SALE OF ASSETS

Asset impairments and losses from the sale of assets are classified within impairments and loss on sale of assets within the condensed consolidated statements of earnings.

In the first quarter of fiscal 2010, the Company recognized a $22.5 million impairment loss related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to expected fair value less costs to sell. See Note 4 for further information regarding the anticipated sale of SpecialtyScripts.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

Effective August 31, 2009, the Company completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion, with the Company retaining 41.4 million shares of CareFusion common stock, and met the criteria for classification as assets held for sale in the Company’s financial statements. The Company’s approximately 19% investment in the then outstanding CareFusion common stock does not provide the Company the ability to influence the operating or financial policies of CareFusion and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within 5 years, and its investment in CareFusion common stock do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately as held for sale and discontinued operations and the operating results are presented within discontinued operations for all periods presented through the date of the Spin-Off.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CareFusion is a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation for a stand-alone company, the financial results of CareFusion included within discontinued operations for the Company may not be indicative of actual financial results of CareFusion as a stand-alone company.

The results of CareFusion included in discontinued operations for the three months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended September 30,
(in millions)	2009(1)	2008
Revenue	$592.1	$883.9
Earnings before income taxes and discontinued operations	43.7	103.9
Income tax expense	(23.6)	(29.9)
Earnings from discontinued operations	20.1	74.0

(1)	Reflects the results of CareFusion through August 31, 2009, the date the Spin-Off was completed.

Interest expense allocated to discontinued operations for CareFusion was $12.8 million and $21.6 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense was allocated considering the debt issued by CareFusion in connection with the Spin-Off and the overall debt balance of the Company. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to the remaining two segments.

There were no assets and liabilities from businesses held for sale for CareFusion at September 30, 2009. At June 30, 2009, the major components of assets and liabilities from businesses held for sale for CareFusion were as follows:

(in millions)	June 30, 2009
Current assets	$1,832.0
Property and equipment	408.5
Other assets	4,774.2

Total assets	$7,014.7

Current liabilities	469.2
Long-term debt and other	875.4

Total liabilities	$1,344.6

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

PTS Business

See Note 7 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements, for information regarding the sale of the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”), during the fourth quarter of fiscal 2007.

The Company incurred minor amounts of activity related to the PTS Business during the three months ended September 30, 2008 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments. The loss related to the PTS Business included in discontinued operations was $0.7 million for the three months ended September 30, 2009 and 2008, respectively.

The liabilities of the PTS Business included in liabilities held for sale were $1.4 million as of September 30, 2009 and June 30, 2009.

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other

During the fourth quarter of fiscal 2009, the Company committed to plans to sell its United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within its Pharmaceutical segment, and met the criteria for classification as assets held for sale in the Company’s financial statements. Accordingly, the net assets of Martindale are presented separately as held for sale and discontinued operations and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2009, the Company also committed to plans to sell SpecialtyScripts within its Pharmaceutical segment, and met the criteria for classification as held for sale in the Company’s financial statements. Accordingly, the net assets of this business are presented separately as assets held for sale on the Company’s condensed consolidated balance sheet at September 30, 2009 and June 30, 2009. The results of SpecialtyScripts are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings because it did not satisfy the criteria for classification as discontinued operations. Additionally, the net assets held for sale of SpecialtyScripts were recorded at the net expected fair value less costs to sell, as this amount was lower than its net carrying value (see Note 3 for further information).

The results of Martindale included in discontinued operations for the three months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended September 30,
(in millions)	2009	2008
Revenue	$29.0	$26.3
Earnings before income taxes and discontinued operations	5.9	5.1
Income tax expense	(1.7)	(1.5)
Earnings from discontinued operations	4.2	3.6

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

At September 30, 2009 and June 30, 2009, the major components of assets and liabilities from businesses held for sale related to Martindale and SpecialtyScripts were as follows:

(in millions)	September 30, 2009	June 30, 2009
Current assets	$72.2	$74.2
Property and equipment	23.5	19.3
Other assets	66.9	81.2

Total assets	162.6	174.7

Current liabilities	26.3	16.5
Long-term debt and other	7.9	8.4

Total liabilities	$34.2	$24.9

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended September 30, 2009:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2009	$1,232.8	$963.7	$2,196.5
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other	(1.9)	7.8	5.9

Balance at September 30, 2009	$1,230.9	$971.5	$2,202.4

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Due to the Spin-Off and reorganization of the reporting units, goodwill was tested for impairment in the first quarter of fiscal 2010. Based on this analysis, there was no impairment. The Company’s determination of estimated fair value of the reporting units is based on a combination of a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size of the respective reporting units. The methods and assumptions used to test impairment have been revised for any segment realignments for the periods presented. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment.

The allocations of the purchase price related to certain small acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analyses for acquisitions prior to June 30, 2009. The Company expects any future adjustments to the allocations of the purchase prices and potential future contingent payments to be recorded to goodwill.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to twenty years. The detail of other intangible assets by class as of June 30, 2009 and September 30, 2009 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Unamortized intangibles:
Trademarks and patents	$11.4	$—	$11.4

Total unamortized intangibles	11.4	—	11.4
Amortized intangibles:
Trademarks and patents	30.2	12.9	17.3
Non-compete agreements	3.9	2.5	1.4
Customer relationships	46.6	35.1	11.5
Other	66.2	37.4	28.8

Total amortized intangibles	146.9	87.9	59.0

Total intangibles	$158.3	$87.9	$70.4

September 30, 2009
Unamortized intangibles:
Trademarks and patents	$7.6	$—	$7.6

Total unamortized intangibles	7.6	—	7.6
Amortized intangibles:
Trademarks and patents	33.2	12.5	20.7
Non-compete agreements	4.1	2.6	1.5
Customer relationships	50.9	38.3	12.6
Other	61.4	36.9	24.5

Total amortized intangibles	149.6	90.3	59.3

Total intangibles	$157.2	$90.3	$66.9

There were no significant acquisitions of other intangible assets during the periods presented. Amortization expense for the three months ended September 30, 2009 and 2008 was $3.4 million and $3.8 million, respectively.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization expense	$10.3	$12.9	$8.4	$5.4	$2.5

6. INVESTMENT IN CAREFUSION

The following table provides a summary of the Company’s available-for-sale securities as of September 30, 2009:

	Available-for-Sale Securities
(in millions)	Cost(2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities(1)	$860.8	$41.6	$—	$902.4

Total	$860.8	$41.6	$—	$902.4

(1)	Equity securities consist of the Company’s ownership of 41.4 million shares of CareFusion common stock retained in connection with the Spin-Off. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses, and declines in fair value deemed to be other-than-temporary are recognized in net earnings immediately. The Company has not recognized any realized gains or losses related to these securities.
(2)	Represents the Company’s approximately 19% investment in the net book value of CareFusion’s assets immediately following the Spin-Off.

7. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

On September 24, 2009, the Company completed a debt tender announced on August 27, 2009 for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The Company purchased more than $1.1 billion pursuant to the offer using the order of priority set forth above. In connection with the debt tender, the Company incurred a pre-tax loss for the early extinguishment of debt of approximately $39.9 million, which included an early tender premium of $66.4 million, the write-off of $5.3 million of unamortized debt issuance costs, and an offsetting $31.8 million fair value adjustment to the respective debt related to previously terminated interest rate swaps.

Long-term obligations and other short-term borrowings consist of the following as of September 30, 2009 and June 30, 2009:

(in millions)	September 30, 2009	June 30, 2009
4.00% Notes due 2015	$521.6	$523.8
5.50% Notes due 2013	300.0	300.0
5.65% Notes due 2012	217.1	317.1
5.80% Notes due 2016	310.2	526.4
5.85% Notes due 2017	158.0	500.0
6.00% Notes due 2017	215.7	350.4
6.75% Notes due 2011	217.6	494.6
7.80% Debentures due 2016	44.1	75.7
7.00% Debentures due 2026	124.5	192.0
Floating Rate Notes due 2009	350.0	350.0
Other obligations	7.0	7.8

Total	2,465.8	3,637.8
Less: current portion and other short-term borrowings	362.3	366.2

Long-term obligations, less current portion and other short-term borrowings	$2,103.5	$3,271.6

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. INCOME TAXES

Effective July 1, 2007, the Company adopted new accounting guidance regarding the accounting for uncertainty in income taxes recognized in the financial statements, resulting in a $139.3 million reduction of retained earnings. This accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The balance of unrecognized tax benefits and the amount of interest and penalties were as follows as of September 30, 2009 and June 30, 2009:

(in millions)	September 30, 2009	June 30, 2009
Unrecognized tax benefits (1) (2) (3)	$687.6	$848.8
Portion that, if recognized, would reduce tax expense and effective	329.4	610.9
Accrued penalties and interest (2) (3) (4)	232.0	247.0

(1)	The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	Due to the anticipated repatriation of certain foreign earnings, taxes associated with a special purpose entity transaction no longer represent uncertain tax benefits and have been classified at September 30, 2009 as deferred tax liabilities.
(3)	The September 30, 2009 balance includes unrecognized tax benefits related to CareFusion. In accordance with indemnification provisions of the tax matters agreement entered into between the Company and CareFusion, the Company is entitled to reimbursement from CareFusion. The Company has recorded a long term receivable of approximately $212.0 million from CareFusion for these amounts (net of any tax refund claims).
(4)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

Upon completion of the Spin-Off, the Company recorded a tax charge of approximately $171.9 million related to the anticipated repatriation of a portion of cash currently loaned to the Company’s entities within the United States. This charge is included within earnings/(loss) from continuing operations for the three months ended September 30, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $178.9 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. As discussed above, the Company recorded a charge of $171.9 million during the current quarter to reflect the anticipated repatriation of earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the current quarter and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

Subsequent to the fiscal year ended June 30, 2008, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

penalties and interest, but including $462.1 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $25.0 million excluding penalties and interest.

9. CONTINGENT LIABILITIES

Legal Proceedings

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. When accruing for contingencies related to litigation, the Company considers the degree of probability and range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

The Company recognizes income from the favorable outcome of legal settlements, judgments or other resolution of legal and regulatory matters when the associated cash or assets are received.

Estimated loss contingencies related to litigation and regulatory matters and income from favorable resolution of legal and regulatory matters are recognized in litigation (credits)/charges, net in the Company’s condensed consolidated statements of earnings.

Income Taxes

See Note 8 for discussion of contingencies related to the Company’s income taxes.

Other Matters

The Company also becomes involved from time-to-time in litigation and regulatory matters incidental to its business, including, but not limited to, personal injury claims, employment matters, commercial disputes, intellectual property matters, inclusion as a potentially responsible party for environmental clean-up costs, and litigation in connection with acquisitions and divestitures. The Company intends to vigorously defend itself against such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements.

From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the business, accounting or disclosure practices of customers or suppliers. The responses to these subpoenas and requests for information sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. The Company expects to incur additional costs in the future in connection with existing and future requests. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company.

Also from time to time, the Company may determine that products marketed, manufactured, or distributed by the Company may not meet Company specifications, published standards or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action. Such actions can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can impact results of operations.

10. GUARANTEES

        In the ordinary course of business, the Company, from time to time, agrees to indemnify certain other parties under agreements with the Company, including under acquisition and disposition agreements, customer agreements and intellectual property licensing agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, the Company has not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, the Company believes that its existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that could arise from any of these indemnification obligations. In addition, the Company believes that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In the ordinary course of business, the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy At September 30, 2009 and June 30, 2009, notes in the program subject to the guaranty of the Company totaled $43.2 million and $39.9 million, respectively. These loans are reported in the Company’s condensed consolidated balance sheet.

11. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued new accounting guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Additionally, this guidance established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1 –	Observable prices in active markets for identical assets and liabilities.

Level 2 –	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

In February 2008, the FASB issued additional guidance permitting a one-year deferral with regard to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this new accounting guidance on July 1, 2008 with respect to all financial assets and liabilities and on July 1, 2009 with respect to all non-financial assets and liabilities. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations in either period.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of September 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents(1)	$1,035.1	$—	$—	$1,035.1
Equity Securities(2)	902.4	—	—	902.4
Forward Contracts(3)	—	88.3	—	88.3
Other Investments(4)	64.9	—	—	64.9

Total	$2,002.4	$88.3	$—	$2,090.7

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	Equity securities consist of the Company’s investment in CareFusion common stock. The fair value of these securities is determined using the quoted market price of the security.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3)	The fair value of the Company’s foreign currency forward contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities.
(4)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in the Company’s deferred compensation liabilities. The fair value of these investments is determined using quoted market prices.

Non-Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a nonrecurring basis as of September 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Long-lived assets held for sale(1)(2)	$—	$—	$14.6	$14.6

Total	$—	$—	$14.6	$14.6

(1)	In the first quarter of fiscal 2009, certain long-lived assets held for sale were written down to their estimated fair value, less cost to sell, resulting in an impairment charge of $22.5 million, which is included in impairments and loss on sale of assets in the condensed consolidated statements of earnings (see Note 3 for further information).
(2)	The fair value of long-lived assets held for sale is determined based on the best available information, including quoted market prices when available (level 1), market prices for similar assets (level 2) and internal cash flow estimates discounted at the appropriate interest rate (level 3), as appropriate.

12. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
(in millions)	2009	2008
Weighted-average Common Shares – basic	359.1	356.7
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units (1)	—	4.4

Weighted-average Common Shares – diluted	359.1	361.1

(1)	Due to the Company incurring a loss from continuing operations and a net loss during the first quarter of fiscal 2010, potential dilutive common shares have not been included in the denominator of the dilutive per share computation for the three months ended September 30, 2009 due to their antidilutive effect.

The potentially dilutive employee stock options that were antidilutive for the three months ended September 30, 2009 and 2008 were 22.3 million and 24.9 million, respectively.

The total number of Common Shares issued less the Common Shares held in treasury is used to determine the Common Shares outstanding.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shareholders’ Equity

On August 5, 2009, the Company cancelled the previously approved share repurchase program and announced a new $500.0 million share repurchase program which expires on August 31, 2012. The Company expects to use this repurchase program to offset equity plan issuances. During the three months ended September 30, 2009, the Company did not purchase any of its Common Shares under this program.

13. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income/(loss) for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions)	2009	2008
Net earnings/(loss)	$(38.2)	$249.1
Foreign currency translation adjustments	(41.4)	(83.3)
Net unrealized gain on derivative instruments, net of tax	10.3	8.9
Net unrealized gain on investment in CareFusion, net of tax	25.8	—

Total comprehensive income/(loss)	$(43.5)	$174.7

14. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. In connection with the Spin-Off, the Company reorganized its businesses into two reportable segments - Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities.

The Pharmaceutical segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. It also provides services to branded pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program for chain and independent pharmacy customers and alternate care customers. In addition, this segment operates centralized nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services and distributes therapeutic plasma to hospitals, clinics and other providers located in the United States. It also franchises apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise systems. Finally, it provides pharmacy management services to hospitals and other healthcare facilities.

The Medical segment develops, manufactures and distributes medical and surgical products including sterile and non-sterile procedure kits to hospitals, surgery centers, laboratories, physician offices and other healthcare providers in the United States, Canada and Puerto Rico. The medical and surgical products manufactured by the business, including single-use surgical drapes, gowns and apparel, exam and surgical gloves and fluid suction and collection systems, are also sold in various regions of the world outside of the United States, including countries in North America, Europe, and Asia.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30,
(in millions)	2009	2008
Segment Revenue:
Pharmaceutical (1)	$22,562.3	$21,404.0
Medical (2)	2,237.0	2,036.7

Total segment revenue	24,799.3	23,440.7
Corporate (3)	(18.6)	(3.6)

Total consolidated revenue	$24,780.7	$23,437.1

(1)	The Pharmaceutical segment’s revenue is primarily derived from the distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	The Medical segment’s revenue is primarily derived from the manufacturing and distribution of medical, surgical and laboratory products and medical procedure kits.
(3)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance and impairments and loss on sale of assets are not allocated to the segments. See Notes 2 and 3, respectively, for further discussion of the Company’s restructuring and employee severance and impairments and loss on sale of assets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to consolidated operating earnings in the condensed consolidated financial statements:

	Three Months Ended September 30,
(in millions)	2009	2008
Segment profit:
Pharmaceutical	$208.4	$213.3
Medical	114.9	97.9

Total segment profit	323.3	311.2
Corporate (1)	(83.4)	(24.6)

Total consolidated operating earnings	$239.9	$286.6

(1)	For the three months ended September 30, 2009 and 2008, Corporate includes, among other things, restructuring and employee severance and impairments and loss on sale of assets which are not allocated to the segments.

The following table includes total assets at September 30, 2009 and June 30, 2008 for each segment as well as reconciling items necessary to agree to the amounts reported in the condensed consolidated financial statements:

	September 30,	June 30,
(in millions)	2009	2009
Segment assets:
Pharmaceutical	$13,438.7	$12,625.3
Medical	3,621.9	3,839.1
Corporate (1)	3,374.1	8,654.4

Consolidated assets	$20,434.7	$25,118.8

(1)	The Corporate assets primarily include cash and equivalents, the Company’s investment in CareFusion, net property and equipment, and the Company’s contractual tax indemnification receivable from CareFusion (see Note 8 for further information regarding this receivable). Additionally, the Corporate assets as of June 30, 3009 include CareFusion assets and other assets held for sale and discontinued operations.

15. EMPLOYEE EQUITY PLANS

Employee Equity Plans

The Company maintains several stock incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees. Employee options granted under the Plans during fiscal 2008 through fiscal 2010 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee options granted under the Plans during fiscal 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans during fiscal 2007 through fiscal 2010 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units that were awarded after August 1, 2006 accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. The Company classifies equity-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
(in millions, except per share amounts)	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Operating earnings (1)	$239.9	$(22.0)	$286.6	$(21.0)
Earnings/(loss) from continuing operations	$(61.8)	$(14.1)	$172.2	$(14.2)
Net earnings/(loss) (2)	$(38.2)	$(16.4)	$249.1	$(16.2)
Net basic earnings/(loss) per Common Share	$(0.11)	$(0.05)	$0.70	$(0.05)
Net diluted earnings/(loss) per Common Share	$(0.11)	$(0.05)	$0.69	$(0.04)

(1)	The total equity-based compensation expense for the three months ended September 30, 2009 and 2008 includes gross restricted share and restricted share unit expense of approximately $11.3 million and $11.6 million, respectively, gross employee stock option expense of approximately $9.4 million and $6.2 million, respectively, gross employee stock purchase plan expense of approximately $1.1 million and $3.4 million, respectively and gross stock appreciation right (income)/expense of $0.2 million and $(0.2) million, respectively.
(2)	Equity-based compensation charged to discontinued operations was approximately $2.3 million and $2.0 million, net of tax benefits of $1.5 million and $1.4 million, during the three months ended September 30, 2009 and 2008, respectively.

Stock Options

The fair value of the Company’s stock options is determined using a lattice valuation model. The Company believes the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2009 through September 30, 2009:

(in millions, except per share amounts)	Options Outstanding (1)	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2009	29.4	$59.25	3.9	$1.8
Granted	7.1	$28.08
Exercised	(0.3)	$27.81
Forfeited and cancelled	(10.3)	$64.17

Balance at September 30, 2009	25.9	$37.49	3.0	$8.8

Exercisable at September 30, 2009	16.9	$41.51	3.6	$3.6

(1)	Included within the options granted and forfeited and cancelled activity for the three months ended September 30, 2009 is the impact of the Company’s stock option exchange program and the adjustments to stock incentive plans as discussed below.

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes all activity related to restricted shares and restricted share units from July 1, 2009 through September 30, 2009:

(in millions, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2009	3.1	$57.10
Granted	2.0	$27.29
Vested	(1.0)	$60.27
Forfeited and cancelled	(0.1)	$55.23

Nonvested at September 30, 2009	4.0	$40.69

(1)	Included within the restricted shares and restricted share units forfeited and cancelled activity for the three months ended September 30, 2009 is the impact of the adjustments to stock incentive plans as discussed below.

Stock Option Exchange Program

On May 6, 2009, the Company’s Board of Directors authorized, and on June 23, 2009, the Company’s shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of Cardinal Health Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program began on June 19, 2009 and was completed on July 17, 2009. The Company believes that this program was necessary to more closely align employee and shareholder interests through equity compensation programs. The program was designed to motivate and retain key employees and to reinforce the alignment of the Company’s employees’ interests with those of its shareholders. As a result of this program, 9.8 million outstanding eligible stock options were exchanged for 1.4 million new options at an exercise price of $31.27. These new options have a new minimum vesting condition of an additional 12 months, and the term of each new option is the longer of three years from the grant date and the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a probable-to-probable modification under the accounting guidance for equity-based compensation. The Company did not incur incremental expense associated with the modification.

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, the Company adjusted its existing stock incentive plans to provide for the conversion and adjustment of equity-based compensation awards granted under its Plans into awards based on the Company’s common shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with the Company or with CareFusion is treated as continued employment for purposes of both the Company’s and CareFusion’s equity awards.

Each Cardinal Health stock option granted on or prior to September 26, 2007 was converted into an adjusted Company stock option and a CareFusion stock option. The exercise prices of the CareFusion stock option and the adjusted Company stock option and the number of shares subject to each such stock option reflects a mechanism that is intended to preserve the intrinsic value of the original Company stock option. A Company stock option granted after September 26, 2007 to current or former employees of the Company or to directors of the Company continues to be exercisable only for the Company’s common shares and was adjusted in a manner intended to preserve the intrinsic value of such stock option. A Company stock option granted after September 26, 2007 to CareFusion employees or directors was replaced with a CareFusion stock option, subject to an adjustment mechanism intended to preserve the intrinsic value of such stock option. The resulting Company stock options and CareFusion stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the Company stock option immediately prior to the distribution.

A holder of the Company’s restricted shares granted on or prior to September 26, 2007 received 0.5 restricted shares of CareFusion common stock in respect of each of such holder’s restricted shares of the Company. The underlying Company restricted shares will remain outstanding and unadjusted. Unvested Company restricted shares granted after September 26, 2007 to current or former employees of the Company were cancelled and replaced with newly issued restricted shares of the Company. Such newly issued Company restricted shares were determined in a manner that is intended to preserve the fair market value of the cancelled awards and the holders of such Company restricted shares received no CareFusion common stock with respect to such restricted shares. Unvested Company restricted shares granted after September 26, 2007 to CareFusion employees were cancelled and replaced with restricted shares of CareFusion common stock in a manner that is intended to preserve the fair market value of the cancelled awards. The Company restricted shares and the CareFusion restricted shares are subject to substantially the same terms (including entitlement to any cash dividends, accrued but unpaid at the distribution date), vesting conditions and other restrictions, if any, that were applicable to the cancelled Company restricted shares.

Following the Spin-Off, if any of the Company’s restricted shares that are held by one of CareFusion’s employees fail to become vested, such Company restricted shares will be forfeited to the Company and if any CareFusion restricted shares that are held by an employee of the Company fail to become vested, such CareFusion restricted shares will be forfeited to CareFusion.

A holder of the Company’s restricted share units granted prior to September 26, 2007 or granted in connection with the Spin-Off, or issued in exchange for an option initially granted prior to September 26, 2007, received, in connection with the Spin-Off, CareFusion restricted stock units representing the right to receive 0.5 shares of CareFusion common stock for each Company common share subject to the award. The underlying Company restricted share units will remain in effect unadjusted. An employee or director of the Company who holds unvested Company restricted share units, other than those described in the first sentence of this paragraph, did not receive any CareFusion restricted stock units in connection with the Spin-Off, but such Company restricted share units were adjusted in a manner intended to preserve the fair market value of such awards. The unvested Company’s restricted share units, other than those described in the first sentence of this paragraph, granted to CareFusion employees or directors were replaced with a number of CareFusion restricted stock units intended to preserve the fair market value of the awards. The adjusted Company restricted share units or the replacement CareFusion restricted stock units that a holder received in connection with the Spin-Off will be subject to substantially the same terms (including entitlement to any cash dividend equivalents, accrued but unpaid at the distribution date), vesting conditions and other restrictions, if any, that were applicable to the Company’s restricted share units prior to the distribution.

The adjustments to the Company’s stock incentive plans were treated as a modification in accordance with stock based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summaries the equity-based awards outstanding as of September 30, 2009:

	Cardinal Health Awards		CareFusion Awards
Equity-Based Awards Outstanding (in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by Cardinal Health employees and former employees	23.1	3.8	7.7	0.3
Held by CareFusion employees	2.8	0.2	2.4	0.8

Total	25.9	4.0	10.1	1.1

16. SUBSEQUENT EVENTS

On October 2, 2009, the Company repaid its $350.0 million floating rate notes that had reached their maturity.

On October 23, 2009, the Company recognized $27.2 million of income related to amounts released from escrow following the previously disclosed resolution of the Derivative Litigation against certain of the Company’s directors and officers. See Note 3 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements for a discussion of the Derivative Litigation. This amount is comprised of $25.7 million received from directors and officers’ insurance policies which will be recognized in litigation (credits)/charges, net and $1.5 million of accrued interest income which will be recognized in interest expense, net.

The Company has disclosed all material subsequent events through November 9, 2009, the date the financial statements were issued.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2009 and June 30, 2009, and for the condensed consolidated statements of earnings for the three month periods ended September 30, 2009 and 2008. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2009 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in Part II, Item 1A of this Form 10-Q. Except to the extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Cardinal Health, Inc. (the “Company”) is a leading provider of products and services that help improve the cost-effectiveness of health care. The Company helps pharmacies, hospitals and ambulatory care sites focus on patient care while helping reduce costs, improve efficiency and quality, and increase profitability. As one of the largest health care companies in the world, Cardinal Health is an essential link in the health care supply chain, providing pharmaceuticals and medical products to more than 40,000 locations each day.

Demand for the Company’s products and services during the three months ended September 30, 2009 led to revenue of $24.8 billion, up 6% from the same period in the prior year. Operating earnings were approximately $240 million, down $47 million or 16% from the same period in the prior year. Operating earnings were negatively impacted by an increase in impairments and loss on sale of assets ($20 million) which was primarily due to the recognition of a $23 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. In addition, operating earnings were also negatively impacted by an increase in restructuring and employee severance ($39 million) which was primarily due to costs incurred in connection with the spin-off of CareFusion (see below). Despite the 6% revenue growth, distribution, selling, general and administrative expense (“SG&A”) decreased slightly from the prior year due to company-wide cost control initiatives ($4 million). In addition to the decrease in operating earnings described above, net earnings for the three months ended September 30, 2009 were adversely impacted by a tax charge of approximately $172 million related to the anticipated repatriation of certain foreign earnings, and a $40 million net loss on the extinguishment of debt. The Company had a net loss of $38 million for the three months ended September 30, 2009.The Company had net diluted loss per Common Share of $0.11 for the three months ended September 30, 2009. See Note 12 of “Notes to the Condensed Consolidated Financial Statements” for a reconciliation of Basic EPS to Diluted EPS.

Cash provided by operating activities totaled $406 million during the three months ended September 30, 2009, primarily due to operating earnings and changes in working capital. Cash used in investing activities was $74 million primarily due to capital spending ($37 million). Cash provided by financing activities was $31 million primarily due to permanent financing obtained by CareFusion (as defined below) prior to the Spin-Off (as defined below) ($1.4 billion) offset by the Company’s repayment of long-term obligations ($1.2 billion which includes $66 million early tender premium). Also during the three months ended September 30, 2009, the Company paid $64 million in dividends.

Spin-Off of CareFusion Corporation

Effective August 31, 2009, the Company completed the spin-off of CareFusion Corporation (“CareFusion”) through a pro rata distribution to its shareholders of approximately 81% of the then outstanding shares of CareFusion common stock (the “Spin-Off”). The Company first announced on September 29, 2008 that it intended to separate its clinical and medical products business from its other businesses. The Company has retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of its Clinical and Medical Products segment.

CareFusion net assets are presented separately as assets from businesses held for sale and discontinued operations and the operating results of this business are presented within discontinued operations for all reporting periods.

Upon completion of the Spin-Off, the Company incurred a tax charge of approximately $172 million related to the anticipated repatriation of certain foreign earnings. This charge is included within the operating results for the three months ended September 30, 2009.

Relationship between the Company and CareFusion

On July 22, 2009, the Company and CareFusion entered into a separation agreement to effect the Spin-Off and provide a framework for the relationship between the Company and CareFusion after the Spin-Off. In addition, on August 31, 2009, the Company and CareFusion entered into a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements. These agreements, including the separation agreement, provide for allocation between the Company and CareFusion of the Company’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between the Company and CareFusion after the Spin-Off. The Company and CareFusion also entered into a stockholder’s and registration rights agreement pursuant to which, among other things, CareFusion agrees that, upon the request of the Company, CareFusion will use its commercially reasonable efforts to effect the registration under applicable federal and state securities laws of any shares of CareFusion common stock retained by Cardinal Health.

Pursuant to the transition services agreement, for the month ended September 30, 2009, the Company recognized approximately $13 million in transition service fee income which approximately offsets the costs associated with providing the transition services. Additionally, the Company purchased $106 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between the Company and CareFusion.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions, except per Common Share amounts)	Change (1)	2009	2008
Revenue	6%	$24,780.7	$23,437.1
Cost of products sold	6%	23,871.9	22,535.9

Gross margin	1%	908.8	901.2
Distribution, selling, general and administrative expenses	(1)%	586.1	590.3
Restructuring and employee severance	N.M.	59.7	20.7
Impairments and loss on sale of assets	N.M.	23.6	3.6
Litigation (credits)/charges, net	N.M.	(0.5)	—

Operating earnings	(16)%	239.9	286.6
Other (income)/expense, net	N.M.	(8.9)	2.5
Interest expense, net	16%	33.9	29.3
Loss on extinguishment of debt	N.M.	39.9	—

Earnings before income taxes and discontinued operations	(31)%	175.0	254.8
Provision for income taxes	N.M.	236.8	82.6

Earnings/(loss) from continuing operations	N.M.	(61.8)	172.2
Earnings from discontinued operations, net of tax	N.M.	23.6	76.9

Net earnings/(loss)	N.M.	$(38.2)	$249.1

Net diluted earnings/(loss) per Common Share	N.M.	$(0.11)	$0.69

N.M.	Not meaningful
(1)	Change is calculated as the percentage increase or (decrease) for the three months ended September 30, 2009 compared to the same period in the prior year.

Revenue

Revenue for the three months ended September 30, 2009 increased $1.3 billion or 6% compared to the same period in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (with a combined impact of $1.3 billion), the addition of new customers ($155 million) and the impact of acquisitions ($97 million). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical distribution business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical distribution business during the period. The pharmaceutical price appreciation index was 8.5% for the trailing twelve months ended September 30, 2009. Revenue was negatively impacted during the three months ended September 30, 2009 by the loss of customers ($276 million). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2009 increased $1.3 billion or 6% compared to the same period in the prior year. The increase in cost of products sold was mainly due to the 6% increase in revenue for the three months ended September 30, 2009 compared to the same period in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three months ended September 30, 2009 increased $8 million or 1% compared to the same period in the prior year. Gross margin was favorably impacted by a generic transition within the nuclear pharmacy business ($30 million), increased manufacturer cash discounts ($29 million) and increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $23 million) within the Pharmaceutical segment and the recognition of the deferred revenue for sales to CareFusion ($14 million) and a decrease in raw materials costs ($13 million) within the Medical segment. Gross margin was negatively impacted for the three months ended September 30, 2009 by an increase in customer discounts ($45 million) as a result of customer repricings and increased sales volume, the timing and reduction in new generic launches ($18 million) and the repositioning of Medicine Shoppe ($15 million) within the Pharmaceutical segment. Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue. In addition, the Company expects certain factors to negatively impact fiscal 2010 including the timing of generic launches and price deflation, the effects of repricing of certain customer contracts and strategic positioning moves (such as repositioning Medicine Shoppe and transitioning a significant vendor relationship in the pharmaceutical distribution business to a distribution service agreement).

Distribution, Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2009 decreased $4 million or 1% compared to the same period in the prior year despite the 6% revenue growth. During the second half of fiscal 2009, the Company implemented several cost control measures, which have favorably impacted SG&A expense for the three months ended September 30, 2009 as compared to the prior year period. Additionally, commencing with the three months ended September 30, 3009 the Company changed the presentation of certain items formerly included in SG&A and instead is presenting all categories of employee severance costs in restructuring and employee severance and is presenting all categories of loss or gain contingencies in litigation (credits) / charges, net. The Company recognized approximately $19 million of costs related to the retirement of the Company’s Chairman and Chief Executive Officer upon completion of the Spin-Off in restructuring and employee severance which would have been presented in SG&A in the prior presentation of the condensed consolidated statements of earnings. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

Impairments and Loss on Sale of Assets

The Company recognized impairments and loss on sale of assets of $24 million for the three months ended September 30, 2009 compared to $4 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, the Company recognized an impairment charge of $23 million related to the write-down of SpecialtyScripts to net expected fair value less costs to sell. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for further information regarding the anticipated sale of SpecialtyScripts.

Restructuring and Employee Severance

The following is a summary of the Company’s restructuring and employee severance for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions)	2009	2008
Employee related costs	$27.1	$21.0
Facility exit and other costs	32.6	(0.3)

Total restructuring and employee severance	$59.7	$20.7

During the three months ended September 30, 2009, the Company recognized restructuring and employee severance of $60 million primarily related to the Spin-Off ($50 million). Included within this amount is approximately $19 million of costs related to the retirement of the Company’s Chairman and Chief Executive Officer upon completion of the Spin-Off. During the three months ended September 30, 2008, the Company recognized restructuring and employee severance of $21 million primarily related to the restructuring of its segment operating structure. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s restructuring and employee severance during the three months ended September 30, 2009 and 2008.

The Company estimates it will incur additional costs in future periods associated with various existing restructuring activities totaling approximately $52 million. These estimated costs are primarily due to costs associated with the Spin-Off.

Operating Earnings

Operating earnings decreased $47 million or 16% during the three months ended September 30, 2009 compared to the same period in the prior year. The decrease during the three months ended September 30, 2009 was primarily due to increased restructuring and employee severance ($39 million) and increased impairments and loss on sale of assets ($20 million) partially offset by an increase in gross margin ($8 million).

Other (Income)/Expense, Net

Commencing with the three months ended September 30, 2009 the Company changed the presentation of certain items formerly presented in interest expense and other to separately present other (income)/expense, net and interest expense, net. Other (income)/expense, net decreased $11 million during the three months ended September 30, 2009 compared to the same period in the prior year. The decrease was primarily due to the recognition of income related to the performance of the Company’s deferred compensation plan assets ($13 million) and favorable valuation adjustments on certain derivative instruments ($7 million). The income related to the performance of the Company’s deferred compensation plan assets is offset by expense presented within SG&A.

Interest Expense, Net

Interest expense, net increased $5 million during the three months ended September 30, 2009 compared to the same period in the prior year primarily due to increased fees relating to the Company’s amended revolving credit facility and accounts receivable securitization agreement.

Loss on Extinguishment of Debt

On September 24, 2009, the Company completed a debt tender. In connection with the debt tender, the Company incurred a pre-tax loss for the early retirement of debt of approximately $40 million, which included an early tender premium of $67 million, the write-off of $5 million of unamortized debt issuance costs, and an offsetting $32 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for additional information on the debt tender.

Provision for Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for the fiscal years ended June 30, 2001 through the current fiscal year.

The IRS currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received NPA’s from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $179 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to present. As discussed in Note 8, the Company recorded a charge of $172 million during the current quarter to reflect the anticipated repatriation of foreign earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the current quarter and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

Subsequent to the fiscal year ended June 30, 2008, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598 million, excluding penalties and interest but including $462 million related to issues for which CareFusion is liable to the Company under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $25 million exclusive of penalties and interest.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 135.3% for the three months ended September 30, 2009, as compared to 32.4% for the three months ended September 30, 2008. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of restructuring and employee severance, impairments and other discrete items. During the three months ended September 30, 2009 the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 98%, attributable to earnings no longer indefinitely invested offshore.

The effective tax rate for the three months ended September 30, 2009 was favorably impacted by $5 million, or 3%, as the result of changes to the Company’s state deferred tax rates. The effective tax rate was also adversely impacted by 1.7% due to the non-deductibility of certain costs related to the Spin-Off.

The effective tax rate for the three months ended September 30, 2008 was favorably impacted by $12 million as the result of discrete tax adjustments. There was a favorable tax adjustment of $20 million as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain, and there were unfavorable tax adjustments of $7 million due primarily to adjustments to the Company’s state deferred tax rates.

See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s provision for income taxes and unrecognized tax benefits.

Earnings from Discontinued Operations

Earnings from discontinued operations decreased $53 million or 69% compared to the same period in the prior year primarily because only two months of CareFusion’s operating results were included in the three months ended September 30, 2009 as compared to three months of CareFusion operating results in the prior year comparable period due to the Spin-Off of CareFusion on August 31, 2009. CareFusion operating results are included within earnings from discontinued operations for all periods through the date of the Spin-Off. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Net Earnings/(Loss)

Net earnings/(loss) decreased $287 million compared to the same period in the prior year primarily due to a tax charge related to the anticipated repatriation of certain foreign earnings ($172 million). Also negatively impacting results was a pre-tax loss for the early retirement of debt ($40 million) and an increase in pre-tax restructuring charges ($39 million) which include $19 million of costs related to the retirement of the Company’s Chairman and Chief Executive Officer upon completion of the Spin-Off.

Segment Results of Operations

Reportable Segments

In connection with the Spin-Off, during the first quarter of fiscal 2010, the Company reorganized its businesses into two reportable segments — the Pharmaceutical segment and the Medical segment. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance and impairments and loss on sale of assets are not allocated to the segments. See Note 14 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions, except growth rates)	Change (1)	2009	2008
Pharmaceutical	5%	$22,562.3	$21,404.0
Medical	10%	2,237.0	2,036.7

Total segment revenue	6%	24,799.3	23,440.7
Corporate (2)	N.M.	(18.6)	(3.6)

Total consolidated revenue	6%	$24,780.7	$23,437.1

(1)	Change is calculated as the percentage increase or (decrease) for the three months ended September 30, 2009 as compared to the same period in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions, except growth rates)	Change (1)	2009	2008
Pharmaceutical	(2)%	$208.4	$213.3
Medical	17%	114.9	97.9

Total segment profit	4%	323.3	311.2
Corporate (2)	N.M.	(83.4)	(24.6)

Total consolidated operating earnings	(16)%	$239.9	$286.6

(1)	Change is calculated as the percentage increase or (decrease) for the three months ended September 30, 2009 as compared to the same period in the prior year.
(2)	Corporate includes restructuring and employee severance and impairments and loss on sale of assets, which are not allocated to the segments.

Pharmaceutical Segment Performance

The Pharmaceutical segment revenue growth of $1.2 billion or 5% during the three months ended September 30, 2009 as compared to the prior year period was primarily due to pharmaceutical price appreciation and additional volume from existing customers (the combined impact was $1.2 billion). The pharmaceutical price appreciation index was 8.5% for the trailing twelve months ended September 30, 2009. Revenue was also positively impacted by the addition of new customers ($108 million) and negatively impacted by the loss of customers ($195 million). Lost customer revenue from the U.S. Drug Enforcement Administration registration suspensions and the Company’s controlled substance anti-diversion efforts adversely affected revenue from non-bulk customers for the three months ended September 30, 2008. The Company resumed controlled substance distributions from distribution centers that were impacted by these registration suspensions during the second quarter of fiscal 2009.

The Pharmaceutical segment profit decreased $5 million or 2% during the three months ended September 30, 2009 as compared to the prior year period. Segment profit was negatively impacted by a decrease in gross margin of $14 million partially offset by a decrease in SG&A of $9 million for the three months ended September 30, 2009. The decline in gross margin was primarily due to increased customer discounts ($45 million) as a result of customer repricings and increased sales volume, the timing and reduction in new generic launches ($18 million), and the repositioning of Medicine Shoppe ($15 million) offset by the favorable impact of a generic transition within the nuclear pharmacy business ($30 million), increased manufacturer cash discounts ($29 million) and increased distribution service agreement fees and pharmaceutical price appreciation (combined impact of $23 million). The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates. The decline in SG&A expenses was primarily due to company-wide cost control initiatives.

The Company’s results could be adversely affected if sales of pharmaceutical products decline, competitive pricing pressure intensifies, the frequency of new generic pharmaceutical launches decreases, generic price deflation increases, or pharmaceutical price appreciation on branded products decreases. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the frequency of new generic pharmaceutical launches increases, generic price deflation decreases, or pharmaceutical price appreciation on branded products increases.

The Pharmaceutical segment’s nuclear pharmacy services business dispenses several products prepared using a particular radioisotope. The supply of that radioisotope is currently adversely affected by a continued and prolonged shortage of the raw material used to derive that radioisotope. The Company is working closely with manufacturers to build long-term solutions to this supply challenge.

Bulk and Non-Bulk Customers. The Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. Hereinafter all references to bulk and non-bulk customers are confined to the product categories above. Bulk customers consist of retail chain customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers (for example, retail independent pharmacies, chain pharmacies and hospital pharmacies). Bulk customers include the warehouse operations of retail chains whose retail stores are classified as non-bulk customers. A single retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores. Bulk customers have the ability to process large quantities of products in central locations and self-distribute these products to their individual retail stores or customers. Substantially all deliveries to bulk customers consist of product shipped in the same form as the product is received from the manufacturer, but a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. Non-bulk customers, on the other hand, require more complex servicing by the Company. These services, all of which are performed by the Company, include receiving inventory in large or full case quantities and breaking it down into smaller quantities, warehousing the product for a longer period of time, picking individual products specific to a customer’s order and delivering that smaller order to a customer location.

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions, except percentage of revenue)	2009	2008
Non-bulk customers:
Revenue from non-bulk customers	$11,235.9	$10,675.1
Segment expenses allocated to non-bulk customers (1)	$11,030.9	$10,490.1
Segment profit from non-bulk customers (1)	$205.0	$185.0
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	1.82%	1.73%
Bulk customers:
Revenue from bulk customers	$11,326.4	$10,728.9
Segment expenses allocated to bulk customers (1)	$11,323.0	$10,700.6
Segment profit from bulk customers (1)	$3.4	$28.3
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.03%	0.26%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) only services bulk customers, therefore, expenses associated with Brokerage were allocated to bulk customers. The remaining operations (i.e., excluding Distribution) service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

The internal analysis set forth immediately above indicated that segment expenses as a percentage of revenue were higher for bulk customers than for non-bulk customers because of higher segment cost of products sold partially offset by lower segment SG&A expenses. Bulk customers receive lower pricing on sales of the same products than non-bulk customers due to volume pricing in a competitive market and the lower costs related to the services provided by the Company. In addition, sales to bulk customers in aggregate generate higher segment cost of products sold as a percentage of revenue than sales to non-bulk customers because bulk customers’ orders consist almost entirely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk customers is also driven by lower manufacturer distribution service agreement fees and branded pharmaceutical price appreciation and lower manufacturer cash discounts. Manufacturer distribution service agreement fees and manufacturer cash discounts are recognized as a reduction to segment cost of products sold and are lower as a percentage of revenue due to the mix of products sold. Pharmaceutical price appreciation increases customer pricing which, in turn, results in higher segment gross margin for sales of inventory that was on-hand at the time of the manufacturer’s price increase. Since products sold to bulk customers are generally held in inventory for a shorter time than products sold to non-bulk customers, there is less opportunity to realize the benefit of pharmaceutical price appreciation. Consequently, segment cost of products sold as a percentage of revenue for bulk customers is higher than for non-bulk customers and segment gross margin as a percentage of revenue is substantially lower for bulk customers than for non-bulk customers. Deliveries to bulk customers require substantially fewer services by the Company than deliveries to non-bulk customers. As such, segment SG&A expenses as a percentage of revenue from bulk customers are substantially lower than from non-bulk customers. These factors result in segment profit as a percentage of revenue being significantly lower for bulk customers than for non-bulk customers.

The Company defines bulk and non-bulk customers based on the services it performs for its customers. The Company is not aware of an industry standard regarding the definition of bulk customers and based solely on a review of the Annual Reports on Form 10-K of other national pharmaceutical wholesalers, the Company notes that other companies in comparable businesses may, or may not, use a different definition of bulk customers.

During the three months ended September 30, 2009, revenue from non-bulk customers increased $561 million, compared to the same period in the prior year due to increased volume from existing customers. Segment profit from non-bulk customers increased $20 million during the three months ended September 30, 2009 compared to the same period in the prior year due to distribution service agreement fees and pharmaceutical price appreciation and increased manufacturer cash discounts.

During the three months ended September 30, 2009, revenue from bulk customers increased $598 million, compared to the same period in the prior year due to increased volume from existing customers. Segment profit from bulk customers decreased $25 million for the three months ended September 30, 2009 compared to the same period in the prior year primarily due to increased customer discounts as a result of customer repricings and increased sales volume and less pharmaceutical price appreciation compared to the same period in prior year. Additionally, a state tax receipts issue had a negative impact on segment profit from bulk customers for the three months ended September 30, 2009.

Medical Segment Performance

The Medical segment revenue growth of $200 million or 10%, during the three months ended September 30, 2009 as compared to the prior year period was primarily due to additional volume from existing customers ($123 million). The additional volume was partially driven by strong demand for flu-related products. Revenue was also positively impacted by the recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million). Prior to the Spin-Off, the Company deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers. In connection with the Spin-Off, the previously deferred revenue was recognized. Revenue was also positively impacted by the addition of new customers ($46 million) and new products ($22 million). Revenue growth was negatively impacted by the loss of customers ($80 million).

The Medical segment profit increased $17 million or 17% during the three months ended September 30, 2009 as compared to the same period in the prior year. Segment profit was positively impacted by an increase in gross margin of $22 million. The increase in gross margin was primarily due to revenue growth including the recognition of the deferred revenue for sales to CareFusion discussed above ($14 million) and a decrease in raw materials costs ($13 million). SG&A expenses for the three months ended September 30, 2009 increased slightly compared to the same period in the prior year primarily in support of the 10% revenue growth. The increase in SG&A was partially offset by company-wide cost control initiatives.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions)	2009	2008
Net cash provided by/(used in)- continuing operations:
Operating activities	$261.6	$(492.0)
Investing activities	$(64.2)	$(62.9)
Financing activities	$(1,252.5)	$(169.9)
Net cash provided by/(used in)- discontinued operations:
Operating activities	$144.4	$336.8
Investing activities	$(9.9)	$(31.8)
Financing activities	$1,283.8	$(1.6)

Operating activities. Net cash provided by operating activities from continued operations during the three months ended September 30, 2009 totaled $262 million, which was driven by changes in working capital. The most significant changes in working capital were increased trade receivables ($716 million) offset by increased accounts payable ($1.0 billion). Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors during the regular course of business.

Net cash provided by operating activities from discontinued operations for the three months ended September 30, 2009 totaled $144 million primarily related to the earnings and changes in working capital for CareFusion.

Net cash used in operating activities from continued operations during the three months ended September 30, 2008 totaled $492.0 million primarily related to increased trade receivables ($858 million) and increased inventories ($864 million), partially offset by increased accounts payable ($978 million).

Net cash provided by operating activities from discontinued operations for the three months ended September 30, 2008 totaled $337 million primarily related to the earnings and changes in working capital for CareFusion.

Investing activities. Net cash used in investing activities of $74 million during the three months ended September 30, 2009 primarily reflected capital spending ($37 million) from continuing operations and cash used for an acquisition within the Company’s Pharmaceutical segment ($32 million).

Net cash used in investing activities for the three months ended September 30, 2008 of $95 million primarily reflected capital spending ($57 million) from continuing operations.

Financing activities. Net cash used in financing activities from continuing operations for the three months ended September 30, 2009 of $1.3 billion primarily reflected the Company’s repayment of long-term obligations ($1.2 billion which includes a $66 million early tender premium).

Net cash provided by financing activities from discontinued operations for the three months ended September 30, 2009 of $1.3 billion primarily reflected permanent financing obtained by CareFusion prior to the Spin-Off offset by $90 million cash funding provided by the Company to CareFusion pursuant to the Spin-Off separation agreement.

Net cash used in financing activities for the three months ended September 30, 2008 of $172 million reflected Company’s repayment of long term obligations ($151 million).

Share Repurchase Program

On August 5, 2009, the Company cancelled the previously approved share repurchase program and announced a new $500 million share repurchase program which expires on August 31, 2012. During the three months ended September 30, 2009, the Company did not purchase any of its Common Shares under this program. The Company expects to use this repurchase program to offset equity plan issuances.

See the table under “Part II, Item 2” of this Form 10-Q for information regarding other Company repurchases of Common Shares during the three months ended September 30, 2009.

Capital Resources

The Company’s cash and equivalents balance was $1.6 billion at September 30, 2009 compared to $1.2 billion at June 30, 2009. The cash balance at September 30, 2009 was affected by net cash provided by operating activities of $406 million, which was driven by operating earnings and changes in working capital as described above.

The Company’s cash and equivalents balance as of September 30, 2009 included $301 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The Company as a U.S. parent of foreign subsidiaries, may temporarily access cash held by its foreign subsidiaries without subjecting the Company to U.S. federal income tax through intercompany loans. Not included in the previously disclosed cash held by subsidiaries outside of the United States, is an intercompany loan of $870 million from the Company’s international Accounts Receivable and Financing entity (see below for discussion of this entity), which is due by fiscal 2012.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $950 million in receivables. The Company had no outstanding borrowings from the commercial paper program at September 30, 2009 and had no outstanding balance under the committed receivables sales facility program at September 30, 2009.

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

On July 14, 2009 CareFusion obtained permanent financing of $1.4 billion in the form of fixed rate senior notes, and in connection with the Spin-Off, CareFusion distributed $1.4 billion of cash to the Company immediately prior to the Spin-Off.

On September 24, 2009, the Company completed a debt tender announced on August 27, 2009 for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The Company purchased more than $1.1 billion pursuant to the offer using the order of priority set forth above. In connection with the debt tender, the Company incurred a pre-tax loss for the early extinguishment of debt of approximately $40 million, which included an early tender premium of $66 million, the write-off of $5 million of unamortized debt issuance costs, and an offsetting $32 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for additional information on the debt tender and the Company’s remaining long-term obligations at September 30, 3009.

On October 2, 2009, the Company repaid its $350 million floating rate notes that had reached their maturity.

The Company’s capital resources are more fully described in “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4, 9 and 19 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements.

The Company currently believes that, based upon existing cash, operating cash flow, available capital resources (as discussed above) and other available market transactions, it has adequate capital resources at its disposal to fund currently anticipated capital expenditures, business growth and expansion, working capital needs, contractual obligations and current and projected debt service requirements, including those related to business combinations.

From time to time, the Company considers and engages in acquisition transactions in order to expand its role as a leading provider of products and services that improve the cost-effectiveness of healthcare. If additional transactions are entered into or consummated, the Company may need to enter into funding arrangements for such acquisitions.

Debt Ratings/Covenants

The Company’s senior debt credit ratings from Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) are BBB+, Baa3 and BBB, respectively, and the commercial paper ratings are A-2, P-3 and F2, respectively. The S&P and Fitch ratings outlooks are “stable.” The Moody’s outlook is “negative”. The senior debt credit ratings and short-term ratings limit the Company’s ability to gain access to the commercial paper market, but the Company believes that it will be able to utilize alternative sources of credit that are available to the Company.

On April 16, 2009, in connection with the Spin-Off, the Company amended its $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants became effective on September 1, 2009 following consummation of the Spin-Off and completion of the cash distribution from CareFusion to the Company.

On May 1, 2009, the Company amended its committed sales facility program to replace a minimum net worth covenant in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants became effective on September 1, 2009.

As of September 30, 2009, the Company was in compliance with these financial covenants.

Contractual Obligations

Except for the debt tender described above under “Capital Resources” and in Note 7 of “Notes to Condensed Consolidated Financial Statements”, as of September 30, 2009 there have been no other material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of the Company’s 2009 fiscal year end. Below is the revised June 30, 2009 contractual obligations for the long-term debt and interest on debt reflecting the debt tender and the Spin-Off.

(in millions)	2010	2011-2012	2013-2014	Thereafter	Total
On Balance Sheet:
Long-term debt	$1,498.6	$463.0	$328.2	$1,341.5	$3,631.3
Interest on long-term debt	131.8	205.7	155.9	255.0	748.4

Total long-term debt obligations	$1,630.4	$668.7	$484.1	$1,596.5	$4,379.7

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” and Note 19 of “Notes to Consolidated Financial Statements” in the 2009 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that there has been no material change in the quantitative and qualitative market risks since the end of the Company’s 2009 fiscal year end. See “Part II, Item 1A—Risk Factors” for risk factors relating to disruptions in the financial markets.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The legal proceedings described in Note 9 of “Notes to Condensed Consolidated Financial Statements” are incorporated by reference into this Part II, Item 1.

Item 1A:	Risk Factors

The risk factors in the Company’s 2009 Form 10-K included risks that are specific to CareFusion. As disclosed elsewhere in this Form 10-Q, the Company completed the Spin-Off of CareFusion on August 31, 2009 and as such the risk factors presented below replaces the risk factors described in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Form 10-K”). The risk factors included below should be read in conjunction with the information described in the 2009 Form 10-K and the Company’s filings with the SEC since June 30, 2009.

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

In recent years, a significant portion of the Company’s revenue growth has been derived from a limited number of large customers. The Company’s largest customers, CVS Caremark Corporation (“CVS”) and Walgreens Co. (“Walgreens”), accounted for approximately 21% and 24%, respectively, of the Company’s revenue for fiscal 2009. The aggregate of the Company’s five largest customers, including CVS and Walgreens, accounted for approximately 56% of the Company’s revenue for fiscal 2009. In addition, CVS and Walgreens accounted for 21% and 36%, respectively, of the Company’s gross trade receivable balance at June 30, 2009. As a result, the Company’s sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from these or other large customers could have an adverse effect on the Company’s results of operations and financial condition.

In addition, certain of the Company’s businesses have entered into agreements with group purchasing organizations (“GPOs”). Approximately 15% of the Company’s revenue for fiscal 2009 was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P. Generally, compliance by GPO members with GPO vendor selections is voluntary. Still, the loss of an agreement with a GPO could have an adverse effect on the Company’s results of operations and financial condition because the Company could lose customers or may need to reduce prices as a result.

The Company may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Company anticipates that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The uncertainties regarding the ultimate features of reform proposals and the enactment of legislation and implementation, including funding mechanisms, may have an adverse effect on the Company as well as the Company’s customers’ purchasing decisions regarding its products and services. At this time, the Company cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

Changes in the U.S. healthcare environment could adversely affect the Company’s results of operations and financial condition.

The Company’s products and services are primarily intended to function within the current structure of the healthcare industry in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, consolidation of pharmaceutical and medical product manufacturers, and consolidation of healthcare providers and pharmacy chains, and the development of large, sophisticated purchasing groups.

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

Prescription drug pedigree tracking. Various government agencies, including state boards of pharmacy and comparable government agencies, have increased efforts to regulate the pharmaceutical supply chain in order to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the supply chain. To date, 28 states have adopted some form of pedigree tracking requirements, 15 of which currently require prescription drug pedigrees in certain situations. These laws and regulations could increase the overall regulatory burden and costs associated with the Company’s pharmaceutical supply chain business, and could adversely affect the Company’s results of operations and financial condition. See “Item 1—Business—Regulatory Matters” in the Company’s 2009 Form 10-K for more information regarding prescription drug pedigree tracking.

Deficit Reduction Act of 2005. The DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the published price for generic pharmaceuticals to 250% of the AMP and requires manufacturers to publicly report AMP for branded and generic pharmaceuticals. In July 2007, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. The Company expects the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to its customers for certain generic pharmaceuticals, which may increase pressure on the prices that the Company can charge its customers which in turn could adversely impact the Company’s results of operations. There can be no assurance that the changes in the reimbursement formula and related reporting requirements and other provisions of the DRA will not have an adverse effect on the Company’s business. See “Item 1—Business—Regulatory Matters” in the Company’s 2009 Form 10-K for more information regarding the DRA.

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

The Company is a large multinational corporation with operations in the United States and international jurisdictions. As such, the Company is subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge. See Note 10 of “Notes to Consolidated Financial Statements” in the Company’s 2009 Form 10-K for a discussion of Notices of Proposed Adjustment.

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

The Company’s results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time.

Failure to comply with existing and future regulatory requirements could adversely affect the Company’s results of operations and financial condition.

The healthcare industry is highly regulated. The Company is subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of multiple federal, state and local agencies including the U.S Drug Enforcement Administration, the U.S. Food and Drug Administration, the U.S. Nuclear Regulatory Commission, the U.S. Department of Health and Human Services, various state boards of pharmacy and state health departments. Certain of the Company’s subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of these agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The manufacture, distribution and marketing of certain of the Company’s products are subject to extensive ongoing regulation by these agencies. Failure to comply with the requirements of these agencies could result in warning letters, suspension of licenses to distribute products, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal by the government to grant approvals, restrictions on operations or withdrawal of existing approvals. There can be no assurances that the Company will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of the Company’s businesses. Any noncompliance by the Company with applicable laws and regulations or failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company including loss of customer confidence in the Company and its products which could adversely affect the Company’s sales, results of operations and financial condition. In addition, third parties may file claims against the Company relating to these issues.

The Company is also subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. Many of these laws and regulations are vague or indefinite and may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company to make changes in its operations. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. See “Item 1—Business—Regulatory Matters” in the Company’s 2009 Form 10-K for more information regarding healthcare fraud and abuse laws and regulations.

Disruptions in the financial market may adversely affect the availability and cost of credit to the Company.

The Company’s ability to make scheduled payments or refinance its obligations with respect to indebtedness will depend on its operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond its control. Disruptions in the financial markets may adversely affect the availability and cost of credit that the Company has already arranged, and the availability, terms and cost of credit in the future.

Declining economic conditions could adversely affect the Company’s results of operations and financial condition.

The recent disruptions in the financial markets and other macro-economic uncertainties that affected the economy and the economic outlook of the United States and other parts of the world could adversely impact the Company’s customers and vendors in a number of ways, which could adversely affect the Company. Recessionary conditions and depressed levels of consumer and commercial spending may cause vendors to reduce their output or change terms of sales. If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay the Company for its products or any demands by vendors for different payment terms may adversely affect the Company’s results of operations and financial condition.

The Company is involved in legal proceedings that could adversely affect the Company’s results of operations and financial condition.

Litigation is inherently unpredictable and unfavorable resolutions could occur. The Company is involved in a number of legal proceedings. It is possible that cash flows or results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more contingencies.

Generic drug manufacturers are challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generic pharmaceutical manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent the Company distributes such generic products that are launched by the generic manufacturer “at risk,” the brand-name company could assert infringement claims against the Company. While the Company obtains indemnity rights from generic manufacturers as a condition of distributing their products, there can be no assurances that these manufacturers will be able to fulfill their indemnity obligations to the Company.

In addition, certain of the Company’s products and services expose it to product and professional liability risks. The availability of product liability insurance for large companies in the pharmaceutical and medical industry is generally more limited than insurance available to smaller companies and companies in other industries. Insurance carriers providing product liability insurance to large pharmaceutical and medical companies generally limit the amount of available policy limits, require larger self-insured retentions and include exclusions for certain products. Large self-insured retentions may also apply to certain professional liability risks. There can be no assurance that a successful product or professional liability claim would be adequately covered by the Company’s applicable insurance policies or by any applicable contractual indemnity and, as such, these claims could adversely affect the Company’s results of operations and financial condition.

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

The Company conducts its operations in various regions of the world outside of the United States, including countries in North America, Europe, and Asia. Global economic, geopolitical and regulatory developments affect businesses such as the Company’s in many ways. The Company’s global operations are affected by local economic environments, including inflation, recession, currency volatility, and global competition. Political changes, some of which may be disruptive, can interfere with the Company’s supply chain and customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some of these other risks may be insurable, such attempts to mitigate these risks are costly and not always successful.

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

Risks associated with the Spin-Off of CareFusion.

The Company completed the Spin-Off of CareFusion on August 31, 2009. Risks associated with the Spin-Off include the following:

•	Risks of Not Obtaining Benefits from the Spin-Off. The Company may not achieve some or all of the expected benefits of the Spin-Off, or may not achieve them in a timely fashion.

•

Risks of Non Performance under Spin-Off Agreements. In connection with the Spin-Off, the Company and CareFusion entered into a number of agreements that set forth certain rights and obligations of the parties following the Spin-Off, including a separation agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a shareholder’s and registration rights agreement, and other transactional and commercial agreements. The Company possesses certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to CareFusion. The failure of CareFusion to perform its obligations under the agreements could have an adverse effect on the Company’s financial condition and results of operations.

•

Risks Relating to Less Diversification. The Company’s operational and financial profile has changed as a result of the separation of CareFusion from the Company’s other businesses. As a result, the Company’s diversification of revenue sources has diminished, and it is possible that the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

•

Risks Relating to Taxes. In connection with the Spin-Off, the Company received a private letter ruling from the IRS to the effect that, among other things, the contribution by the Company of the assets of the clinical and medical products businesses to CareFusion and the pro-rata distribution to the shareholders of the Company of the common stock of CareFusion will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, the Company received opinions of tax counsel to similar effect. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from the Company and CareFusion regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its shareholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or CareFusion after the Spin-Off. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

The Company’s minority investment in CareFusion is subject to certain risks and uncertainties and the Company may not be able to capture the full benefits from this investment.

Immediately after the Spin-Off, the Company held approximately 19% of the then outstanding shares of CareFusion common stock. As with any investment in a publicly traded company, the Company’s investment in CareFusion is subject to certain risks and uncertainties relating to CareFusion’s business and ownership of CareFusion common stock, which risks are disclosed in detail in CareFusion’s filings with the SEC. In addition, in connection with the Spin-Off, the Company agreed to vote all of the shares of CareFusion common stock it retained in proportion to the votes cast by CareFusion’s other stockholders, and in connection with that agreement, the Company granted CareFusion a proxy to vote the shares of CareFusion common stock held by the Company accordingly. As a result of this agreement, the Company may be required to vote its shares of CareFusion common stock in a manner that is contrary to the manner in which the Company would otherwise have voted such shares. In addition, even though the Company was CareFusion’s largest shareholder immediately after the Spin-Off, the Company does not have any representation on CareFusion’s Board of Directors.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2009	2,100	$30.67	—	$1,250,377,214
August 1-31, 2009	292,147	32.90	—	500,000,000
September 1-30, 2009	3,182	26.33	—	500,000,000

Total	297,429	$32.82	—	$500,000,000

(1)	Includes 264, 89 and 630 Common Shares purchased in July, August and September 2009, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 1,836, 292,058 and 2,552 restricted shares surrendered in July, August and September 2009, respectively, by employees upon vesting to meet tax withholding.
(2)	On August 5, 2009, the Company cancelled the previously approved share repurchase program and announced a new $500 million share repurchase program which expires on August 31, 2012. The Company expects to use this repurchase program to offset equity plan issuances.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.1.1	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008)

10.1.2	Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008)

10.1.3	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008

10.1.4	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008

10.2.1	First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.2.2	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.3.	Release Agreement effective as of September 1, 2009 by R. Kerry Clark for the benefit of Cardinal Health, Inc., and Release Agreement effective as of September 1, 2009 by Cardinal Health, Inc. for the benefit of R. Kerry Clark

10.4.1	Employment Agreement, dated August 5, 2009, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009, File No. 1-11373)

10.4.2	Form of amended and restated Aircraft Time Sharing Agreement between Cardinal Health, Inc. and George S. Barrett

10.5.1	Employee Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.5.2	Transition Services Agreement, dated as of August 31, 2009, between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.5.3	Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.5.4	Stockholder’s and Registration Rights Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.5.5	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CareFusion’s Registration Statement on Form S-8 (File No. 333-161615) filed with the Securities and Exchange Commission on August 28, 2009)

10.5.6	Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)

10.5.7	Term Sheet for Adjustments to Cardinal Health Restricted Share Units and Terms of CareFusion Restricted Share Units (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)

10.5.8	Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.5.9	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.5.10	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

10.5.11	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

10.5.12	Bridge Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

CARDINAL HEALTH, INC.

Date: November 9, 2009	/s/ George S. Barrett
George S. Barrett
Chairman and Chief Executive Officer

/s/ Jeffrey W. Henderson
Jeffrey W. Henderson
Chief Financial Officer