Form 10-Q
period 2009-12-31
CARDINAL HEALTH INC
filed 2010-02-05
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Registrant’s Common Shares outstanding at the close of business on February 2, 2010 was as follows:

Common Shares, without par value:  361,459,464

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue	$24,919.7	$24,117.8	$49,700.4	$47,554.9
Cost of products sold	23,962.0	23,202.7	47,833.9	45,738.6

Gross margin	957.7	915.1	1,866.5	1,816.3
Operating expenses
Distribution, selling, general and administrative expenses	605.2	578.5	1,191.3	1,168.8
Restructuring and employee severance	10.7	16.9	70.4	37.6
Impairments and loss on sale of assets	0.4	6.9	24.0	10.5
Litigation (credits)/charges, net	(25.4)	(0.3)	(25.9)	(0.3)

Operating earnings	366.8	313.1	606.7	599.7
Other (income)/expense, net	(25.6)	19.7	(34.5)	22.2
Interest expense, net	27.4	22.2	61.3	51.4
Loss on extinguishment of debt	—	—	39.9	—

Earnings before income taxes and discontinued operations	365.0	271.2	540.0	526.1
Provision for income taxes	134.8	102.2	371.6	184.9

Earnings from continuing operations	230.2	169.0	168.4	341.2
Earnings from discontinued operations (net of tax expense of $2.4 and $56.7, respectively, for the three months ended December 31, 2009 and 2008 and $28.4 and $88.7, respectively, for the six months ended December 31, 2009 and 2008)	4.3	147.5	27.9	224.4

Net earnings	$234.5	$316.5	$196.3	$565.6

Basic earnings per Common Share:
Continuing operations	$0.64	$0.48	$0.47	$0.96
Discontinued operations	0.01	0.41	0.08	0.62

Net basic earnings per Common Share	$0.65	$0.89	$0.55	$1.58

Diluted earnings per Common Share:
Continuing operations	$0.64	$0.47	$0.47	$0.95
Discontinued operations	0.01	0.41	0.07	0.62

Net diluted earnings per Common Share	$0.65	$0.88	$0.54	$1.57

Weighted average number of Common Shares outstanding:
Basic	359.0	357.3	359.1	357.0
Diluted	361.0	360.3	361.1	361.2
Cash dividends declared per Common Share	$0.175	$0.140	$0.350	$0.280

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,746.8	$1,221.6
Trade receivables, net	4,927.5	5,214.9
Inventories	7,961.0	6,832.8
Prepaid expenses and other	674.1	523.0
Assets from businesses held for sale and discontinued operations	148.9	7,189.4

Total current assets	15,458.3	20,981.7

Property and equipment, at cost	3,105.9	3,139.6
Accumulated depreciation and amortization	(1,682.7)	(1,675.1)

Property and equipment, net	1,423.2	1,464.5
Other assets:
Investment in CareFusion	897.4	—
Goodwill and other intangibles, net	2,294.7	2,266.9
Other	747.9	405.7

Total assets	$20,821.5	$25,118.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$12.7	$366.2
Accounts payable	10,543.1	9,041.9
Other accrued liabilities	1,609.9	1,496.2
Liabilities from businesses held for sale and discontinued operations	37.3	1,370.9

Total current liabilities	12,203.0	12,275.2

Long-term obligations, less current portion and other short-term borrowings	2,099.2	3,271.6
Deferred income taxes and other liabilities	1,293.2	847.3
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued – none	—	—

Common Shares, without par value: Authorized – 755.0 million shares, Issued – 363.6 million shares and 363.7 million shares at December 31, 2009 and June 30, 2009, respectively	2,893.0	3,031.6
Retained earnings	2,306.5	5,953.9
Common Shares in treasury, at cost, 2.3 million shares and 3.7 million shares at December 31, 2009 and June 30, 2009, respectively	(173.8)	(343.0)
Accumulated other comprehensive income	200.4	82.2

Total shareholders’ equity	5,226.1	8,724.7

Total liabilities and shareholders’ equity	$20,821.5	$25,118.8

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$196.3	$565.6
Earnings from discontinued operations	(27.9)	(224.4)

Earnings from continuing operations	168.4	341.2
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	125.8	116.1
Loss on extinguishment of debt	39.9	—
Gain on sale of CareFusion common stock	(20.0)	—
Impairments and loss on sale of assets	24.0	10.5
Share based payment compensation	42.1	50.2
Provision for bad debts	21.4	21.8
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	269.2	(238.6)
Increase in inventories	(1,127.2)	(1,820.3)
Increase in accounts payable	1,499.2	1,299.1
Other accrued liabilities and operating items, net	(259.0)	(286.4)

Net cash provided by/(used in) operating activities – continuing operations	783.8	(506.4)
Net cash provided by operating activities – discontinued operations	146.8	717.6

Net cash provided by operating activities	930.6	211.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(32.0)	(6.2)
Proceeds from sale of property and equipment	4.3	12.3
Additions to property and equipment	(79.9)	(130.5)
Proceeds from sale of CareFusion common stock	135.0	—

Net cash provided by/(used in) investing activities – continuing operations	27.4	(124.4)
Net cash used in investing activities – discontinued operations	(9.9)	(51.7)

Net cash provided by/(used in) investing activities	17.5	(176.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and short-term borrowings	—	101.1
Reduction of long-term obligations	(1,484.9)	(304.5)
Proceeds from long-term obligations, net of issuance costs	—	21.4
Proceeds from issuance of Common Shares	27.9	20.7
Tax (expense)/benefit from stock options	(6.1)	2.3
Payment of premiums for debt extinguishment	(66.4)	—
Dividends on Common Shares	(127.2)	(100.0)
Purchase of treasury shares	(50.0)	—

Net cash used in financing activities – continuing operations	(1,706.7)	(259.0)
Net cash provided by/(used in) financing activities – discontinued operations	1,283.8	(2.3)

Net cash used in financing activities	(422.9)	(261.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	525.2	(226.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,221.6	808.8

CASH AND EQUIVALENTS AT END OF PERIOD	$1,746.8	$582.6

SUPPLEMENTAL INFORMATION
Non-cash investing and financing transactions for:
Investment in CareFusion	863.1	—
Non-cash dividend in connection with Spin-Off	3,728.4	—

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off of CareFusion Corporation

Effective August 31, 2009, Cardinal Health, Inc. (the “Company”) completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion Corporation (“CareFusion”), with the Company retaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). Under the requirements of the Private Letter Ruling obtained from the Internal Revenue Service, the Company is required to dispose of the retained shares of CareFusion common stock within five years of the Spin-Off. During the second quarter of fiscal 2010, the Company disposed of approximately 5.5 million shares of CareFusion common stock. Refer to Note 6 for additional information. While Cardinal Health is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that it has no significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately in these condensed consolidated financial statements as assets from businesses held for sale and discontinued operations and the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off. The Company retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment following the Spin-Off.

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

Pursuant to the transition services agreement, for the three months ended December 31, 2009, the Company recognized approximately $42.5 million in transition service fee income which approximately offsets the costs associated with providing the transition services. The Company has recognized $55.2 million in transition service fee income year-to-date since the Spin-Off. Additionally, the Company purchased $167.2 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between the Company and CareFusion during the three months ended December 31, 2009. The Company has purchased $273.5 million of CareFusion trade receivables year-to-date since the Spin-Off.

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

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2010 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. Beginning in the first quarter of fiscal 2010, the Company changed the presentation of certain items on the condensed consolidated statements of earnings. Prior periods have been adjusted to conform with this new presentation. The Company has disclosed all material subsequent events through February 5, 2010, the date the financial statements were issued.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as updated by the Company’s Form 8-K filed on November 16, 2009 (“FY2009 Financial Statements”). Note 1 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

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

Through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise operations (collectively, “Medicine Shoppe”), the Company has apothecary-style pharmacy franchisees from which it earns franchise and origination fees. Franchise fees represent monthly fees that are either fixed or based upon franchisees’ sales and are recognized as revenue when they are earned. Origination fees from signing new franchise agreements are recognized as revenue when the new franchise store is opened.

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

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”), which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective July 1, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of this new accounting guidance in the first quarter of fiscal 2010 did not have an impact on the Company’s financial position or results of operations. The Company has updated its disclosures in the notes to the financial statements to reflect the updated accounting guidance.

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

Restructuring and Employee Severance

Effective July 1, 2008, the Company consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment. The costs incurred related to this consolidation during the three months ended December 31, 2008 were $(0.9) million and for the six months ended December 31, 2009 and 2008 were $1.0 million and $17.2 million, respectively. In connection with the Spin-Off, these reportable segments have since been reorganized. Refer to Notes 1 and 14 for additional information regarding the Company’s current reportable segments.

Also, during fiscal 2009 and the first half of fiscal 2010, the Company incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs. The costs incurred related to this restructuring during the three months ended December 31, 2009 and 2008 were $6.6 million and $12.7 million, respectively, and for the six months ended December 31, 2009 and 2008 were $56.1 million and $13.0 million, respectively.

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

The following table summarizes activity related to the Company’s restructuring and employee severance costs during the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Employee related costs (1)	$2.1	$0.1	$29.2	$21.1
Facility exit and other costs (2)	8.6	16.8	41.2	16.5

Total restructuring and employee severance	$10.7	$16.9	$70.4	$37.6

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. In addition, during the six months ended December 31, 2009, the Company incurred $18.6 million of costs related to the retirement of its former Chairman and Chief Executive Officer upon completion of the Spin-Off.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services. In addition, facility exit and other costs include certain costs related to the Spin-Off such as costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s restructuring and employee severance activities during the six months ended December 31, 2009:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2009 (1)	$14.0	$17.2	$31.2
Additions	29.2	41.2	70.4
Payments and other adjustments	(25.8)	(44.7)	(70.5)

Balance at December 31, 2009 (1)	$17.4	$13.7	$31.1

(1)	Included within employee related costs are accruals of $6.3 million and $10.6 million at June 30, 2009 and December 31, 2009, respectively, related to the Spin-Off. Included within facility exit and other costs are accruals of $11.7 million and $5.9 million at June 30, 2009 and December 31, 2009, respectively, related to the Spin-Off.

3. IMPAIRMENTS AND LOSS ON SALE OF ASSETS

During the six months ended December 31, 2009, the Company recognized a $20.0 million impairment loss related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to expected fair value less costs to sell. See Note 4 for further information regarding the anticipated sale of SpecialtyScripts.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

Effective August 31, 2009, the Company completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion, with the Company retaining 41.4 million shares of CareFusion common stock, and met the criteria for classification as discontinued operations in the Company’s financial statements. During the second quarter of fiscal 2010, the Company disposed of approximately 5.5 million shares of CareFusion common stock. The Company’s investment in CareFusion common stock does not provide the Company the ability to influence the operating or financial policies of CareFusion and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within 5 years, and its investment in CareFusion common stock, do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately as discontinued operations and the operating results are presented within discontinued operations for all periods presented through the date of the Spin-Off.

The results of CareFusion included in discontinued operations for the three and six months ended December 31, 2009 and 2008 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009 (1)	2008
Revenue	$—	$957.0	$592.1	$1,840.9
Earnings before income taxes and discontinued operations	—	200.2	43.7	304.1
Income tax expense	—	(53.2)	(23.6)	(83.1)
Earnings from discontinued operations	—	147.0	20.1	221.0

(1)	Reflects the results of CareFusion through August 31, 2009, the effective date of the Spin-Off.

Interest expense allocated to discontinued operations for CareFusion was $16.5 million for the three months ended December 31, 2008 and $12.8 million and $38.1 million for the six months ended December 31, 2009 and 2008, respectively. Interest expense was allocated considering the debt issued by CareFusion in connection with the Spin-Off and the overall debt balance of the Company. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to the remaining two segments.

There were no assets and liabilities from businesses held for sale for CareFusion at December 31, 2009. At June 30, 2009, the major components of assets and liabilities from businesses held for sale for CareFusion were as follows:

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

The Company incurred minor amounts of activity related to the PTS Business during the three and six months ended December 31, 2008 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments. The loss related to the PTS Business included in discontinued operations was $0.2 million and $0.8 million for the three and six months ended December 31, 2009, respectively. The loss related to the PTS Business included in discontinued operations was $2.4 million and $3.1 million for the three and six months ended December 31, 2008, respectively.

The liabilities of the PTS Business included in liabilities held for sale were $1.4 million as of December 31, 2009 and June 30, 2009.

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2009, the Company committed to plans to sell its United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within its Pharmaceutical segment, and met the criteria for classification as assets held for sale in the Company’s financial statements. Accordingly, the net assets of Martindale are presented separately as held for sale and discontinued operations and the operating results are presented within discontinued operations for all periods presented. During the fourth quarter of fiscal 2009, the Company also committed to plans to sell SpecialtyScripts within its Pharmaceutical segment, and met the criteria for classification as held for sale in the Company’s financial statements. Accordingly, the net assets of this business are presented separately as assets held for sale on the Company’s condensed consolidated balance sheet at December 31, 2009 and June 30, 2009. The results of SpecialtyScripts are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings because it did not satisfy the criteria for classification as discontinued operations. Additionally, the net assets held for sale of SpecialtyScripts were recorded at the net expected fair value less costs to sell, as this amount was lower than its net carrying value (see Note 3 for further information).

The results of Martindale included in discontinued operations for the three and six months ended December 31, 2009 and 2008 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Revenue	$30.6	$24.6	$59.6	$50.9
Earnings before income taxes and discontinued operations	6.4	4.0	12.3	9.1
Income tax expense	(1.9)	(1.1)	(3.7)	(2.6)
Earnings from discontinued operations	4.5	2.9	8.6	6.5

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

At December 31, 2009 and June 30, 2009, the major components of assets and liabilities from businesses held for sale related to Martindale and SpecialtyScripts were as follows:

(in millions)	December 31, 2009	June 30, 2009
Current assets	$59.1	$74.2
Property and equipment	22.8	19.3
Other assets	67.0	81.2

Total assets	$148.9	$174.7

Current liabilities	28.2	16.5
Long-term debt and other	7.7	8.4

Total liabilities	$35.9	$24.9

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended December 31, 2009:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2009	$1,232.8	$963.7	$2,196.5
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other	32.5	10.4	42.9

Balance at December 31, 2009	$1,265.3	$974.1	$2,239.4

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

The allocations of the purchase price related to certain small acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analyses for these acquisitions.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to twenty years. The detail of other intangible assets by class as of June 30, 2009 and December 31, 2009 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Unamortized intangibles:
Trademarks and patents	$11.4	$—	$11.4

Total unamortized intangibles	11.4	—	11.4
Amortized intangibles:
Trademarks and patents	30.2	12.9	17.3
Non-compete agreements	3.9	2.5	1.4
Customer relationships	46.6	35.1	11.5
Other	66.2	37.4	28.8

Total amortized intangibles	146.9	87.9	59.0

Total intangibles	$158.3	$87.9	$70.4

December 31, 2009
Unamortized intangibles:
Trademarks and patents	$9.2	$—	$9.2

Total unamortized intangibles	9.2	—	9.2
Amortized intangibles:
Trademarks and patents	22.1	13.1	9.0
Non-compete agreements	4.1	2.7	1.4
Customer relationships	49.7	38.4	11.3
Other	63.0	38.6	24.4

Total amortized intangibles	138.9	92.8	46.1

Total intangibles	$148.1	$92.8	$55.3

There were no significant acquisitions of other intangible assets during the periods presented. Amortization expense for the three and six months ended December 31, 2009 was $2.6 million and $6.0 million, respectively, and $3.3 million and $7.1 million, respectively, during the comparable prior year periods.

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2010	2011	2012	2013	2014
Amortization expense	$11.0	$9.1	$4.6	$3.2	$1.7

6. INVESTMENT IN CAREFUSION

The following table provides a summary of the Company’s available-for-sale securities as of December 31, 2009:

	Available-for-Sale Securities
(in millions)	Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities (1)	$748.2	$149.2	$—	$897.4

Total	$748.2	$149.2	$—	$897.4

(1)	Equity securities consist of the Company’s ownership of approximately 35.9 million shares of CareFusion common stock retained in connection with the Spin-Off. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses, and declines in fair value deemed to be other-than-temporary are recognized in net earnings immediately. During the three months ended December 31, 2009, the Company disposed of approximately 5.5 million shares of CareFusion common stock resulting in proceeds of approximately $135.0 million and a pre-tax realized gain of approximately $20.0 million. The net adjustment to unrealized holding gains on CareFusion common stock included in other comprehensive income totaled $115.2 million during the same period.
(2)	Represents the Company’s cost investment in the net book value of CareFusion’s assets immediately following the Spin-Off adjusted for the sale of securities during the three months ended December 31, 2009.

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

Long-term obligations and other short-term borrowings consist of the following as of December 31, 2009 and June 30, 2009:

(in millions)	December 31, 2009	June 30, 2009
4.00% Notes due 2015	$520.7	$523.8
5.50% Notes due 2013	299.2	300.0
5.65% Notes due 2012	216.2	317.1
5.80% Notes due 2016	309.8	526.4
5.85% Notes due 2017	158.0	500.0
6.00% Notes due 2017	214.9	350.4
6.75% Notes due 2011	217.9	494.6
7.80% Debentures due 2016	44.1	75.7
7.00% Debentures due 2026	124.5	192.0
Floating Rate Notes due 2009	—	350.0
Other obligations	6.6	7.8

Total	2,111.9	3,637.8
Less: current portion and other short-term borrowings	12.7	366.2

Long-term obligations, less current portion and other short-term borrowings	$2,099.2	$3,271.6

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

The balance of unrecognized tax benefits and the amount of interest and penalties were as follows as of December 31, 2009 and June 30, 2009:

(in millions)	December 31, 2009	June 30, 2009
Unrecognized tax benefits (1) (2) (3)	$698.5	$848.8
Portion that, if recognized, would reduce tax expense and effective tax rate (2)	333.8	610.9
Accrued penalties and interest (2) (3) (4)	222.3	247.0

(1)	The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	Due to the anticipated repatriation of certain foreign earnings, taxes associated with a special purpose entity transaction no longer represent uncertain tax benefits and have been classified at December 31, 2009 as deferred tax liabilities.
(3)	The December 31, 2009 balance includes unrecognized tax benefits related to CareFusion. In accordance with indemnification provisions of the tax matters agreement entered into between the Company and CareFusion, the Company is entitled to reimbursement from CareFusion. The Company has recorded a long term receivable of approximately $214.5 million from CareFusion for these amounts (net of any tax refund claims).
(4)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

Upon completion of the Spin-Off, the Company recorded a tax charge of approximately $171.9 million related to the anticipated repatriation of a portion of cash currently loaned to the Company’s entities within the United States from its international subsidiaries. This charge is included within earnings from continuing operations for the six months ended December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $178.9 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. As discussed above, the Company recorded a charge of $171.9 million during the first quarter of fiscal 2010 to reflect the anticipated repatriation of earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the first quarter of fiscal 2010 and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

During fiscal 2009, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding penalties and interest, but including $462.1 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $25 million excluding penalties and interest.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 36.9% and 68.8%, respectively, for the three and six months ended December 31, 2009 compared to 37.7% and 35.1%, respectively, for the three and six months ended December 31, 2008. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of restructuring and employee severance, impairments and other discrete items. During the six months ended December 31, 2009 the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 31.8%, attributable to earnings no longer indefinitely invested offshore.

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

Insurance Proceeds

In the three months ending December 31, 2009, the Company recognized $27.2 million of income related to insurance proceeds released from escrow following the resolution of securities and derivative litigation against certain of the Company’s directors and officers. This amount is comprised of $25.7 million received from directors and officers’ insurance policies recognized in litigation (credits)/charges, net and $1.5 million of accrued interest income recognized in interest expense, net. For further information regarding this matter, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Also from time to time, the Company may determine that products marketed, manufactured, or distributed by the Company may not meet Company specifications, published standards or regulatory requirements. In such circumstances, the Company will investigate and take appropriate corrective action. Such actions can lead to costs to repair or replace affected products, temporary interruptions in product sales and action by regulators, and can adversely impact results of operations.

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

In the ordinary course of business, the Company, from time to time, extends loans to its customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At December 31, 2009 and June 30, 2009, notes in the program subject to the guaranty of the Company totaled $39.6 million and $39.9 million, respectively. These loans are reported in the Company’s condensed consolidated balance sheet.

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

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of December 31, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$987.5	$—	$—	$987.5
Equity Securities (2)	897.4	—	—	897.4
Forward Contracts (3)	—	82.0	—	82.0
Other Investments (4)	73.2	—	—	73.2

Total	$1,958.1	$82.0	$—	$2,040.1

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	Equity securities consist of the Company’s investment in CareFusion common stock. The fair value of these securities is determined using the quoted market price of the security.
(3)	The fair value of the Company’s foreign currency forward contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities.
(4)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in the Company’s deferred compensation liabilities. The fair value of these investments is determined using quoted market prices.

Non-Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a nonrecurring basis as of December 31, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Long-lived assets held for sale (1) (2)	$—	$—	$7.0	$7.0

Total	$—	$—	$7.0	$7.0

(1)	During the six months ended December 31, 2009, certain long-lived assets held for sale were written down to their estimated fair value, less cost to sell, resulting in an impairment charge of $20.0 million, which is included in impairments and loss on sale of assets in the condensed consolidated statements of earnings (see Note 3 for further information).
(2)	The fair value of long-lived assets held for sale is determined based on the best available information, including quoted market prices when available (level 1), market prices for similar assets (level 2) and internal cash flow estimates discounted at the appropriate interest rate (level 3), as appropriate.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Weighted-average Common Shares – basic	359.0	357.3	359.1	357.0
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	2.0	3.0	2.0	4.2

Weighted-average Common Shares – diluted	361.0	360.3	361.1	361.2

The potentially dilutive securities that were antidilutive for the three months ended December 31, 2009 and 2008 were 24.7 million shares and 32.6 million shares, respectively, and for the six months ended December 31, 2009 and 2008 were 23.0 million shares and 24.7 million shares, respectively.

The total number of Common Shares issued less the Common Shares held in treasury is used to determine the Common Shares outstanding.

Shareholders’ Equity

During the three months ended December 31, 2009, the Company repurchased approximately $50 million of its Common Shares under its existing $500 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. At December 31, 2009, approximately $450 million remained from the $500 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

In connection with the Spin-Off on August 31, 2009, the Company issued a non-cash dividend of approximately $3.7 billion to its shareholders through the pro-rata distribution of approximately 81% of the CareFusion Corporation common shares.

13. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Net earnings	$234.5	$316.5	$196.3	$565.6
Foreign currency translation adjustments	3.6	(85.3)	(37.8)	(168.6)
Net unrealized gain/(loss) on derivative instruments	2.4	(9.8)	15.0	(0.9)
Net unrealized gain on investment in CareFusion, net of tax	117.5	—	141.0	—

Total comprehensive income	$358.0	$221.4	$314.5	$396.1

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

The Pharmaceutical segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. It also provides services to branded pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program. In addition, this segment operates centralized nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services and distributes therapeutic plasma to hospitals, clinics and other providers located in the United States. It also franchises apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise systems. Finally, it provides pharmacy management services to hospitals and other healthcare facilities.

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Segment revenue:
Pharmaceutical (1)	$22,694.7	$22,078.7	$45,257.0	$43,482.8
Medical (2)	2,232.4	2,057.3	4,469.4	4,094.0

Total segment revenue	24,927.1	24,136.0	49,726.4	47,576.8
Corporate (3)	(7.4)	(18.2)	(26.0)	(21.9)

Total consolidated revenue	$24,919.7	$24,117.8	$49,700.4	$47,554.9

(1)	The Pharmaceutical segment’s revenue is derived from the distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products.
(2)	The Medical segment’s revenue is derived from the manufacturing and distribution of medical, surgical and laboratory products and medical procedure kits.
(3)	Corporate revenue consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects which require incremental strategic investments in the form of additional operating expenses. The Company urges its segments to identify investment projects which will encourage innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Notes 2 and 3, respectively, for further discussion of the Company’s restructuring and employee severance and impairments and loss on sale of assets. The accounting policies of the segments are the same as those described in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Segment profit:
Pharmaceutical	$259.6	$262.6	$468.0	$475.9
Medical	102.5	74.5	217.4	172.4

Total segment profit	362.1	337.1	685.4	648.3

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Corporate (1)	4.7	(24.0)	(78.7)	(48.6)

Total consolidated operating earnings	$366.8	$313.1	$606.7	$599.7

(1)	For the three and six months ended December 31, 2009 and 2008, Corporate includes, among other things, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending which are not allocated to the segments.

The following table includes total assets at December 31, 2009 and June 30, 2009 for each segment as well as reconciling items necessary to agree to the amounts reported in the condensed consolidated financial statements:

(in millions)	December 31, 2009	June 30, 2009
Segment assets:
Pharmaceutical	$13,536.0	$12,625.3
Medical	3,897.6	3,747.9
Corporate (1)	3,387.9	8,745.6

Consolidated assets	$20,821.5	$25,118.8

(1)	The Corporate assets primarily consist of cash and equivalents, the Company’s investment in CareFusion, net property and equipment, and the Company’s contractual tax indemnification receivable from CareFusion (see Note 8 for further information regarding this receivable). Additionally, the Corporate assets as of June 30, 3009 include CareFusion assets and other assets held for sale and discontinued operations.

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

The compensation expense recognized for all share-based payment awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. The Company classifies share-based payment compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of share-based payment compensation on reported amounts for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2009	2008	2009	2008
Operating earnings (1) (2)	$(20.1)	$(29.2)	$(42.1)	$(50.2)
Earnings from continuing operations	$(12.8)	$(19.6)	$(27.0)	$(33.8)
Net earnings (3) (4)	$(12.8)	$(23.1)	$(29.3)	$(39.4)
Net basic earnings per Common Share	$(0.04)	$(0.06)	$(0.08)	$(0.11)
Net diluted earnings per Common Share	$(0.04)	$(0.06)	$(0.08)	$(0.11)

(1)	The total share-based payment compensation expense for the three months ended December 31, 2009 and 2008 includes gross restricted share and restricted share unit expense of approximately $11.5 million and $17.6 million, respectively, gross employee stock option expense of approximately $8.2 million and $10.6 million, respectively, gross employee stock purchase plan expense of approximately $0.0 million and $2.7 million, respectively and gross stock appreciation right (income)/expense of $0.4 million and $(1.7) million, respectively.
(2)	The total share-based payment compensation expense for the six months ended December 31, 2009 and 2008 includes gross restricted share and restricted share unit expense of approximately $22.8 million and $29.1 million, respectively, gross employee stock option expense of approximately $17.6 million and $16.8 million, respectively, gross employee stock purchase plan expense of approximately $1.1 million and $6.1 million, respectively and gross stock appreciation right (income)/expense of $0.6 million and $(1.8) million, respectively.
(3)	Share-based payment compensation expense charged to discontinued operations was approximately $3.5 million, net of tax benefits of $2.1 million, during the three months ended December 31, 2008.
(4)	Share-based payment compensation expense charged to discontinued operations was approximately $2.3 million and $5.6 million, net of tax benefits of $1.5 million and $3.4 million, during the six months ended December 31, 2009 and 2008, respectively.

Stock Options

The fair value of the Company’s stock options is determined using a lattice valuation model. The Company believes the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions.

The following summarizes all stock option transactions for the Company under the Plans from July 1, 2009 through December 31, 2009:

(in millions, except per share amounts)	Options Outstanding (1)	Weighted Average Exercise Price per Common Share (2)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2009	29.4	$59.25	3.9	$1.8
Granted	7.2	$28.08
Exercised	(0.8)	$24.31
Forfeited and cancelled	(10.7)	$63.37

Balance at December 31, 2009	25.1	$37.71	4.3	$43.2

Exercisable at December 31, 2009	16.3	$41.98	3.5	$2.5

(1)	Included within the options granted and forfeited and cancelled activity for the six months ended December 31, 2009 is the impact of the Company’s stock option exchange program and the adjustments to stock incentive plans as discussed below.
(2)	Exercise prices related to stock options granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares.

The following table summarizes all activity related to restricted shares and restricted share units from July 1, 2009 through December 31, 2009:

(in millions, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (2)
Nonvested at June 30, 2009	3.1	$57.10
Granted	2.1	$27.35
Vested	(1.1)	$59.70
Forfeited and cancelled	(0.2)	$47.82

Nonvested at December 31, 2009	3.9	$33.63

(1)	Included within the restricted shares and restricted share units forfeited and cancelled activity for the six months ended December 31, 2009 is the impact of the adjustments to stock incentive plans as discussed below.
(2)	Grant date fair values per share of awards granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

Stock Option Exchange Program

On May 6, 2009, the Company’s Board of Directors authorized, and on June 23, 2009, the Company’s shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of Cardinal Health Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program began on June 19, 2009 and was completed on July 17, 2009. The Company believes that this program was necessary to more closely align employee and shareholder interests through equity compensation programs. The program was designed to motivate and retain key employees and to reinforce the alignment of the Company’s employees’ interests with those of its shareholders. As a result of this program, 9.8 million outstanding eligible stock options were exchanged for 1.4 million new options at an exercise price of $31.27. These new options have a new minimum vesting condition of an additional 12 months, and the term of each new option is the longer of three years from the grant date and the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a probable-to-probable modification under the accounting guidance for share-based payment compensation. The Company did not incur incremental expense associated with the modification.

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, the Company adjusted its existing stock incentive plans to provide for the conversion and adjustment of share-based payment compensation awards granted under its Plans into awards based on the Company’s common shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with the Company or with CareFusion is treated as continued employment for purposes of both the Company’s and CareFusion’s equity awards.

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

The following table summaries the share-based payment awards outstanding as of December 31, 2009:

	Cardinal Health Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by Cardinal Health employees and former employees	22.5	3.7	7.4	0.3
Held by CareFusion employees	2.6	0.2

Total	25.1	3.9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of December 31, 2009 and June 30, 2009, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2009 and 2008. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the FY2009 Financial Statements.

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

Overview

Cardinal Health, Inc. (the “Company”) is a leading provider of products and services that help improve the cost-effectiveness of healthcare. The Company helps pharmacies, hospitals and ambulatory care sites focus on patient care while helping reduce costs, improve efficiency and quality, and increase profitability. As one of the largest healthcare companies in the world, Cardinal Health is an essential link in the healthcare supply chain, providing pharmaceuticals and medical products to more than 40,000 locations each day.

Demand for the Company’s products and services during the three and six months ended December 31, 2009 led to revenue of $24.9 billion and $49.7 billion, up 3% and 5%, respectively, from the same periods in the prior year. Operating earnings were approximately $367 million and $607 million, up 17% and 1%, respectively, from the same periods in the prior year. Operating earnings were positively impacted by increased gross margin ($43 million and $50 million, respectively) and negatively impacted by increased distribution, selling, general and administrative expenses (“SG&A”) ($27 million and $23 million, respectively). Net earnings for the three and six months ended December 31, 2009 were $235 million and $196 million, respectively, and net diluted earnings per Common Share were $0.65 and $0.54, respectively. See Note 12 of “Notes to the Condensed Consolidated Financial Statements” for a reconciliation of Basic EPS to Diluted EPS.

The CareFusion spin-off described below impacted the results for the three and six months ended December 31, 2009. Operating earnings for the six months ended December 31, 2009 were adversely impacted by severance and restructuring costs in connection with the spin-off ($56 million). Net earnings for the three months ended December 31, 2009 were positively impacted by $20 million related to gains from the sale of shares of CareFusion common stock. Also in connection with the spin-off, net earnings for the six months ended December 31, 2009 were adversely impacted by a tax charge of approximately $172 million related to the anticipated repatriation of certain foreign earnings and a $40 million net loss on the extinguishment of debt. Finally, net earnings for both periods were adversely affected by a significant reduction in earnings from discontinued operations as a result of the spin-off. In addition, operating earning for the three and six months ended December 31, 2009 were positively impacted by $(26) million in litigation (credits) for insurance proceeds released from escrow and operating earnings for the six months ended December 31, 2009 were negatively impacted by a $20 million impairment charge related to SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment.

Cash provided by operating activities totaled $931 million during the six months ended December 31, 2009, primarily due to operating earnings and changes in working capital. Cash provided by investing activities was $18 million primarily due to proceeds from the sale of CareFusion common stock ($135 million) partially offset by capital spending ($80 million). Cash used in financing activities was $423 million primarily due to the Company’s repayment of long-term obligations ($1.6 billion which includes $66 million early tender premium) offset by permanent financing obtained by CareFusion prior to the Spin-Off ($1.4 billion). Also during the six months ended December 31, 2009, the Company paid $127 million in dividends and repurchased $50 million of outstanding common shares.

Spin-Off of CareFusion Corporation

Effective August 31, 2009, the Company completed the spin-off of CareFusion through a pro rata distribution to its shareholders of approximately 81% of the then outstanding shares of CareFusion common stock (the “Spin-Off”). The Company first announced on September 29, 2008 that it intended to separate its clinical and medical products business from its other businesses. The Company has retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of its Clinical and Medical Products segment. As explained else where in this Form 10-Q, the Spin-Off had a significant impact on the results of operations and financial condition of the Company.

During the three months ended December 31, 2009, the Company sold approximately 5.5 million shares of the 41.4 million shares of CareFusion common stock that it held immediately after the Spin-Off, which resulted in a gross realized gain of approximately $20 million. As of December 31, 2009, the Company’s ownership of approximately 35.9 million shares of CareFusion common stock had an estimated fair value of $897 million. See Note 6 of “Notes to the Condensed Consolidated Financial Statements” for additional details regarding the Company’s investment in CareFusion. The Company expects to sell its remaining CareFusion stock within the next 18 months and is assessing the method and timing based on market conditions and other factors.

CareFusion net assets are presented separately as assets from businesses held for sale and discontinued operations and the operating results of this business are presented within discontinued operations for all reporting periods through the date of the Spin-Off.

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

Pursuant to the transition services agreement, for the three months ended December 31, 2009, the Company recognized approximately $43 million in transition service fee income which approximately offsets the costs associated with providing the transition services. The Company has recognized $55 million in transition service fee income year-to-date since the Spin-Off. Additionally, the Company purchased $167 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between the Company and CareFusion during the three months ended December 31, 2009. The Company has purchased $274 million of CareFusion trade receivables year-to-date since the Spin-Off.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except per common share amounts)	Change (1)	2009	2008	Change (1)	2009	2008
Revenue	3%	$24,919.7	$24,117.8	5%	$49,700.4	$47,554.9

Cost of products sold	3%	23,962.0	23,202.7	5%	47,833.9	45,738.6

Gross margin	5%	957.7	915.1	3%	1,866.5	1,816.3

Distribution, selling, general and administrative expenses	5%	605.2	578.5	2%	1,191.3	1,168.8

Restructuring and employee severance	N.M.	10.7	16.9	N.M.	70.4	37.6

Impairments and loss on sale of assets	N.M.	0.4	6.9	N.M.	24.0	10.5

Litigation (credits)/charges, net	N.M.	(25.4)	(0.3)	N.M.	(25.9)	(0.3)

Operating earnings	17%	366.8	313.1	1%	606.7	599.7

Other (income)/expense, net	N.M.	(25.6)	19.7	N.M.	(34.5)	22.2

Interest expense, net	24%	27.4	22.2	19%	61.3	51.4

Loss on extinguishment of debt	N.M.	—	—	N.M.	39.9	—

Earnings before income taxes and discontinued operations	35%	365.0	271.2	3%	540.0	526.1

Provision for income taxes	32%	134.8	102.2	N.M.	371.6	184.9

Earnings from continuing operations	36%	230.2	169.0	(51)%	168.4	341.2

Earnings from discontinued operations, net of tax	N.M.	4.3	147.5	N.M.	27.9	224.4

Net earnings	(26)%	$234.5	$316.5	(65)%	$196.3	$565.6

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except per common share amounts)	Change (1)	2009	2008	Change (1)	2009	2008
Diluted earnings per Common Share:
Continuing operations	36%	$0.64	$0.47	(51)%	$0.47	$0.95
Discontinued operations	N.M.	0.01	0.41	N.M.	0.07	0.62

Net diluted earnings per Common Share	(26)%	$0.65	$0.88	(66)%	$0.54	$1.57

N.M. Not meaningful

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2009 compared to the same periods in the prior year.

Revenue

Revenue for the three and six months ended December 31, 2009 increased $802 million or 3% and $2.1 billion or 5%, respectively, compared to the same periods in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (with a combined impact of $1.2 billion and $2.5 billion, respectively) and the addition of new customers ($75 million and $229 million, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical distribution business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical distribution business during the period. The pharmaceutical price appreciation index was 8.2% for the trailing twelve months ended December 31, 2009. Revenue was negatively impacted during the three and six months ended December 31, 2009 by the loss of customers ($552 million and $835 million, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2009 increased $759 million or 3% and $2.1 billion or 5%, respectively, compared to the same periods in the prior year. The increase in cost of products sold was mainly due to the 3% and 5% increase in revenue for the three and six months ended December 31, 2009, respectively, compared to the same periods in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three and six months ended December 31, 2009 increased $43 million or 5% and $50 million or 3%, respectively, compared to the same periods in the prior year. Gross margin was favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $24 million and $46 million, respectively), increased manufacturer cash discounts ($17 million and $46 million, respectively), a generic transition within the nuclear pharmacy business within the Pharmaceutical segment ($12 million and $42 million, respectively) and a decrease in raw materials costs within the Medical segment ($19 million and $32 million, respectively). During the six months ended December 31, 2009, gross margin was also favorably impacted by the previously deferred intercompany revenue for sales to CareFusion ($14 million). Prior to the Spin-Off, the Company deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers. In connection with the Spin-Off, the previously deferred revenue was recognized. Gross margin was negatively impacted for the three and six months ended December 31, 2009 by an increase in customer discounts ($24 million and $69 million, respectively) as a result of customer repricings and increased sales volume. Also negatively impacting gross margin were the timing and reduction in new generic launches ($27 million and $45 million, respectively). Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

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

Distribution, Selling, General and Administrative Expenses

        SG&A expenses for the three and six months ended December 31, 2009 increased $27 million or 5% and $23 million or 2%, respectively, compared to the same periods in the prior year. SG&A expenses were negatively impacted during the three and six months ended December 31, 2009 by an increase in incentive compensation expenses ($32 million and $35 million, respectively). Incentive compensation expense includes the Company’s annual performance-based management incentive plan and performance-based funding of its 401(k) Savings Plan. Beginning in fiscal 2010, the Company replaced the 401(k) Saving Plan employer fixed rate contribution with a new variable rate contribution which is dependent upon the Company’s financial performance; this is applicable to all U.S. employees. Also negatively impacting SG&A expenses during the three and six months ended December 31, 2009 were increases in incremental strategic project investments ($17 million and $31 million, respectively) and expenses related to the performance of the Company’s deferred compensation plan ($8 million and $21 million, respectively). The expense related to the performance of the Company’s deferred compensation plan is offset by income presented within other (income)/expense, net.

During the second half of fiscal 2009, the Company implemented several cost control measures, which have favorably impacted SG&A expense for the three and six months ended December 31, 2009 as compared to the prior year period. Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting SG&A expenses in each of the Company’s reportable segments.

Impairments and Loss on Sale of Assets

The Company recognized impairments and loss on sale of assets of less than $1 million and $24 million, respectively, for the three and six months ended December 31, 2009 compared to $7 million and $11 million for the three and six months ended December 31, 2008. During the six months ended December 31, 2009, the Company recognized an impairment charge of $20 million related to the write-down of SpecialtyScripts, a business within the pharmaceutical segment, to net expected fair value less costs to sell. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for further information regarding the anticipated sale of SpecialtyScripts.

Restructuring and Employee Severance

The following is a summary of the Company’s restructuring and employee severance for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Employee related costs	$2.1	$0.1	$29.2	$21.1
Facility exit and other costs	8.6	16.8	41.2	16.5

Total restructuring and employee severance	$10.7	$16.9	$70.4	$37.6

During the three and six months ended December 31, 2009, the Company recognized restructuring and employee severance of $11 million and $70 million, respectively, primarily related to the Spin-Off ($6 million and $56 million, respectively). Included within the six months amount is approximately $19 million of costs related to the retirement of the Company’s former Chairman and Chief Executive Officer upon completion of the Spin-Off. During the six months ended December 31, 2008, the Company recognized restructuring and employee severance of $38 million primarily related to the restructuring of its segment operating structure. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s restructuring and employee severance during the three and six months ended December 31, 2009 and 2008.

The Company estimates it will incur additional costs in future periods associated with various existing restructuring activities totaling approximately $43 million. These estimated costs are primarily comprised of costs associated with the Spin-Off.

Litigation (Credits)/Charges, Net

Litigation (credits)/charges, net were $(25) million and $(26) million, respectively, during the three and six months ended December 31, 2009. During the three months ended December 31, 2009, the Company recognized $(26) million in litigation (credits)/charges, net for insurance proceeds released from escrow following the resolution of securities and derivative litigation against certain of the Company’s directors and officers. For further information, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Operating Earnings

Operating earnings increased $54 million or 17% and $7 million or 1%, respectively, during the three and six months ended December 31, 2009 compared to the same periods in the prior year. The increase during the three and six months ended December 31, 2009 was primarily due to increased gross margin ($43 million and $50 million, respectively) partially offset by increases in SG&A expenses ($27 million and $23 million, respectively). Operating earnings were also positively impacted by litigation (credits)/charges, net ($(25) million and $(26) million, respectively). Increased impairments and loss on sale of assets ($14 million) and an increase in restructuring and employee severance ($33 million) negatively impacted operating earnings for the six months ended December 31, 2009.

Other (Income)/Expense, Net

Other (income)/expense, net decreased $45 million and $57 million, respectively, during the three and six months ended December 31, 2009 compared to the same periods in the prior year. The decrease was primarily due to the recognition of income related to realized gains from the sale of shares of CareFusion common stock ($20 million), income related to the performance of the Company’s deferred compensation plan assets ($8 million and $21 million, respectively) and the impact of foreign exchange ($7 million and $9 million, respectively). The income related to the performance of the Company’s deferred compensation plan assets is offset by expense presented within SG&A.

Interest Expense, Net

Interest expense, net increased $5 million and $10 million, respectively, during the three and six months ended December 31, 2009 compared to the same periods in the prior year primarily due to increased fees relating to the Company’s amended revolving credit facility and accounts receivable securitization agreement. The increase was also due to less income received from interest rate swaps compared to the same periods in the prior year.

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

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $179 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. As discussed in Note 8 of “Notes to Condensed Consolidated Financial Statements,” the Company recorded a charge of $172 million during the first quarter of fiscal 2010 to reflect the anticipated repatriation of earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the prior quarter and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

During fiscal 2009, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included the NPA’s discussed above and new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598 million, excluding penalties and interest, but including $462 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $25 million excluding penalties and interest.

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 36.9% and 68.8%, respectively, for the three and six months ended December 31, 2009 compared to 37.7% and 35.1%, respectively, for the three and six months ended December 31, 2008. Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of restructuring and employee severance, impairments and other discrete items. During the six months ended December 31, 2009 the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 31.8%, attributable to earnings no longer indefinitely invested offshore.

The effective tax rates for the three and six months ended December 31, 2008 were unfavorably impacted by $2 million and favorably impacted by $10 million, respectively, as the result of discrete tax adjustments. During the three and six months ended December 31, 2008 there were favorable tax adjustments of $3 million and $23 million, respectively, as the result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize were uncertain. The remaining unfavorable tax adjustments relate primarily to adjustments to the Company’s state deferred tax rates.

See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s provision for income taxes and unrecognized tax benefits.

Earnings from Discontinued Operations

Earnings from discontinued operations were $4 million and $28 million, respectively, for the three and six months ended December 31, 2009 compared to $148 million and $224 million for the same periods in the prior year. CareFusion operating results are included within earnings from discontinued operations for all periods through the date of the Spin-Off. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

In connection with the Spin-Off, during the first quarter of fiscal 2010, the Company reorganized its businesses into two reportable segments — Pharmaceutical and Medical. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expense includes equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects which require incremental strategic investments in the form of additional operating expenses. The Company urges its segments to identify investment projects which will encourage innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Note 14 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change (1)	2009	2008	Change (1)	2009	2008
Pharmaceutical	3%	$22,694.7	$22,078.7	4%	$45,257.0	$43,482.8
Medical	9%	2,232.4	2,057.3	9%	4,469.4	4,094.0

Total segment revenue	3%	24,927.1	24,136.0	5%	49,726.4	47,576.8
Corporate (2)	N.M.	(7.4)	(18.2)	N.M.	(26.0)	(21.9)

Total consolidated revenue	3%	$24,919.7	$24,117.8	5%	$49,700.4	$47,554.9

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2009 as compared to the same periods in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change (1)	2009	2008	Change (1)	2009	2008
Pharmaceutical	(1)%	$259.6	$262.6	(2)%	$468.0	$475.9
Medical	38%	102.5	74.5	26%	217.4	172.4

Total segment profit	7%	362.1	337.1	6%	685.4	648.3
Corporate (2)	N.M.	4.7	(24.0)	N.M.	(78.7)	(48.6)

Total consolidated operating earnings	17%	$366.8	$313.1	1%	$606.7	$599.7

(1)	Change is calculated as the percentage increase or (decrease) for the three and six months ended December 31, 2009 as compared to the same periods in the prior year.
(2)	Corporate includes, among other things, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending which are not allocated to the segments.

Pharmaceutical Segment Performance

The Pharmaceutical segment revenue growth of $616 million or 3% and $1.8 billion or 4%, respectively, during the three and six months ended December 31, 2009 as compared to the prior year periods was primarily due to pharmaceutical price appreciation and additional volume from existing customers (the combined impact was $1.0 billion and $2.2 billion, respectively). The pharmaceutical price appreciation index was 8.2% for the trailing twelve months ended December 31, 2009. Revenue was also positively impacted by the addition of new customers ($36 million and $144 million, respectively) and negatively impacted by the loss of customers ($468 million and $663 million, respectively).

Pharmaceutical segment profit decreased $3 million or 1% and $8 million or 2%, respectively, during the three and six months ended December 31, 2009 as compared to the prior year periods. Segment profit was negatively impacted by a decrease in gross margin of $16 million and $30 million for the three and six months ended December 31, 2009, respectively, partially offset by a decrease in SG&A of $13 million and $22 million for the three and six months ended December 31, 2009, respectively. The decline in gross margin was primarily due to increased customer discounts ($24 million and $69 million, respectively) as a result of customer repricings and increased sales volume and the timing and reduction in new generic launches ($27 million and $45 million, respectively). The decline in gross margin was also due to the repositioning of Medicine Shoppe ($26 million and $41 million, respectively) which was partially offset by efficiencies gained within SG&A. The decline in gross margin was partially offset by increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $24 million and $46 million, respectively). Also offsetting the decline in gross margin were increased manufacturer cash discounts ($17 million and $46 million, respectively), the favorable impact of a generic transition within the nuclear pharmacy business ($12 million and $42 million, respectively) and various initiatives focused on generic products. The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates. The decline in SG&A expenses was primarily due to company-wide cost control initiatives.

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

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for the three and six months ended December 31, 2009 and 2008 (prior period amounts differ from those previously disclosed as they have been updated to remove Martindale which has been reclassified to discontinued operations):

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except percentage of revenue)	2009	2008	2009	2008
Non-bulk customers:
Revenue from non-bulk customers	$11,670.1	$10,954.3	$22,906.0	$21,629.5
Segment expenses allocated to non-bulk customers (1)	$11,434.3	$10,725.9	$22,467.0	$21,215.9
Segment profit from non-bulk customers (1)	$235.8	$228.4	$439.0	$413.6
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	2.02%	2.08%	1.92%	1.91%
Bulk customers:
Revenue from bulk customers	$11,024.6	$11,124.4	$22,351.0	$21,853.3
Segment expenses allocated to bulk customers (1)	$11,000.8	$11,090.2	$22,322.0	$21,791.0
Segment profit from bulk customers (1)	$23.8	$34.2	$29.0	$62.3
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.22%	0.31%	0.13%	0.29%

(1)	Amounts shown are estimates based upon the internal analysis described above. The preparation of this internal analysis required the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. The core pharmaceutical distribution operation (“Distribution”) services both bulk and non-bulk customers. Therefore, expenses associated with this operation were allocated between bulk and non-bulk customers as described below. The brokerage operation (“Brokerage”) only services bulk customers, therefore, expenses associated with Brokerage are allocated to bulk customers. The remaining operations (i.e., excluding Distribution) service non-bulk customers, therefore, expenses associated with these operations were allocated to non-bulk customers.

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

During the three and six months ended December 31, 2009, revenue from non-bulk customers increased $716 million and $1.3 billion, respectively, compared to the same periods in the prior year due to increased revenue from existing customers. Segment profit from non-bulk customers increased $7 million and $25 million, respectively, during the three and six months ended December 31, 2009 compared to the same periods in the prior year due to increased distribution service agreement fees and pharmaceutical price appreciation and a decrease in SG&A expenses, partially offset by customer discounts, reduction in generic launches and the repositioning of Medicine Shoppe.

During the three months ended December 31, 2009, revenue from bulk customers decreased $100 million compared to the same period in the prior year due to the timing of purchases by certain customers and the loss of a customer. During the six months ended December 31, 2009, revenue from bulk customers increased $498 million compared to the same period in the prior year due to increased volume from existing customers. Segment profit from bulk customers decreased $10 million and $33 million, respectively, for the three and six months ended December 31, 2009 compared to the same period in the prior year primarily due to increased customer discounts as a result of customer repricings.

Medical Segment Performance

The Medical segment revenue growth of $175 million or 9% and $375 million or 9%, respectively, during the three and six months ended December 31, 2009 as compared to the prior year periods was primarily due to additional volume from existing customers ($155 million and $310 million, respectively). The additional volume was partially driven by strong demand for flu-related products. Revenue was also positively impacted by the addition of new customers ($39 million and $85 million, respectively) and new products ($16 million and $38 million, respectively). Revenue growth was negatively impacted by the loss of customers ($84 million and $172 million, respectively). Revenue for the six months ended December 31, 2009 was also positively impacted by the recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million). Prior to the Spin-Off, the Company deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers. In connection with the Spin-Off, the previously deferred revenue was recognized.

The Medical segment profit increased $28 million or 38% and $45 million or 26%, respectively, during the three and six months ended December 31, 2009 as compared to the same periods in the prior year. Segment profit was positively impacted by an increase in gross margin of $54 million and $76 million, respectively. The increase in gross margin was primarily due to a decrease in raw materials costs ($19 million and $32 million, respectively) and increased revenue. Gross margin for the six months ended December 31, 2009 was also positively impacted by the recognition of the deferred revenue for sales to CareFusion discussed above ($14 million). SG&A expenses for the three and six months ended December 31, 2009 increased $26 million and $31 million, respectively, compared to the same periods in the prior year primarily due to incremental strategic project investments ($13 million and $24 million, respectively) and in support of the 9% revenue growth. The increase in SG&A was partially offset by company-wide cost control initiatives.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
(in millions)	2009	2008
Net cash provided by/(used in) - continuing operations:
Operating activities	$783.8	$(506.4)
Investing activities	27.4	(124.4)
Financing activities	(1,706.7)	(259.0)
Net cash provided by/(used in) - discontinued operations:
Operating activities	$146.8	$717.6
Investing activities	(9.9)	(51.7)
Financing activities	1,283.8	(2.3)

Operating activities. Net cash provided by operating activities from continuing operations during the six months ended December 31, 2009 totaled $784 million, which was driven by earnings and changes in working capital. The most significant changes in working capital were increased accounts payable ($1.5 billion) offset by increased inventories ($1.1 billion) during the regular course of business. Cash flows from operations can be significantly impacted by factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors during the regular course of business.

Net cash provided by operating activities from discontinued operations for the six months ended December 31, 2009 totaled $147 million primarily related to the earnings and changes in working capital for CareFusion.

Net cash used in operating activities from continuing operations during the six months ended December 31, 2008 totaled $506 million primarily related to increased inventories ($1.8 billion) offset by increased accounts payable ($1.3 billion). These increases were due primarily to timing of inventory purchases, receipts and payments to vendors.

Net cash provided by operating activities from discontinued operations for the six months ended December 31, 2008 totaled $718 million primarily related to the earnings and changes in working capital for CareFusion.

Investing activities. Net cash provided by investing activities from continuing operations of $27 million during the six months ended December 31, 2009 primarily reflected proceeds from the sale of CareFusion common stock ($135 million) partially offset by capital spending ($80 million). The Company expects to sell its remaining CareFusion stock within the next 18 months and is assessing the method and timing based on market conditions and other factors.

Net cash used in investing activities from continuing operations for the six months ended December 31, 2008 of $124 million primarily reflected capital spending ($131 million).

Financing activities. Net cash used in financing activities from continuing operations for the six months ended December 31, 2009 of $1.7 billion primarily reflected the Company’s repayment of long-term obligations ($1.6 billion which includes a $66 million early tender premium) and payment of dividends ($127 million).

Net cash provided by financing activities from discontinued operations for the six months ended December 31, 2009 of $1.3 billion primarily reflected permanent financing obtained by CareFusion prior to the Spin-Off offset by $90 million cash funding provided by the Company to CareFusion pursuant to the Spin-Off separation agreement.

Net cash used in financing activities from continuing operations for the six months ended December 31, 2008 of $259 million reflected Company’s repayment of long term obligations ($305 million).

Share Repurchase Program

During the three and six months ended December 31, 2009, the Company repurchased $50 million of its Common Shares pursuant to the $500 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. As of December 31, 2009, $450 million remained from the $500 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

See the table under “Part II, Item 2” of this Form 10-Q for more information regarding Company repurchases of Common Shares during the three months ended December 31, 2009.

Capital Resources

The Company’s cash and equivalents balance was $1.7 billion at December 31, 2009 compared to $1.2 billion at June 30, 2009. The cash balance at December 31, 2009 was affected by net cash provided by operating activities of $931 million, which was driven by earnings and changes in working capital as described above.

The Company’s cash and equivalents balance as of December 31, 2009 included $406 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The Company, as a U.S. parent of foreign subsidiaries, may temporarily access cash held by its foreign subsidiaries without subjecting the Company to U.S. federal income tax through intercompany loans. Not included in the previously disclosed cash held by subsidiaries outside of the United States, is an intercompany loan of $873 million from the Company’s international Accounts Receivable and Financing Entity (see below for discussion of this entity), which is due by fiscal 2012.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $950 million in receivables. The Company had no outstanding borrowings from the commercial paper program at December 31, 2009 and had no outstanding balance under the committed receivables sales facility program at December 31, 2009.

During fiscal 2001, the Company entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “Accounts Receivable and Financing Entity”), which was exclusively engaged in purchasing trade receivables from, and making loans to, the Company. The Accounts Receivable and Financing Entity, which was consolidated by the Company as it was the primary beneficiary of the variable interest entity, issued preferred variable debt securities to parties not affiliated with the Company. On October 3, 2008, the Company repaid the remaining balance of $149 million for the preferred debt securities and the agreement was terminated. On November 10, 2009, the Company amended its existing committed receivables sales facility program to extend the program for an additional 364 days.

On July 14, 2009 CareFusion obtained permanent financing of $1.4 billion in the form of fixed rate senior notes, and in connection with the Spin-Off, CareFusion distributed $1.4 billion of cash to the Company immediately prior to the Spin-Off.

On September 24, 2009, the Company completed a debt tender announced on August 27, 2009 for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The Company purchased more than $1.1 billion pursuant to the offer using the order of priority set forth above. In connection with the debt tender, the Company incurred a pre-tax loss for the early extinguishment of debt of approximately $40 million, which included an early tender premium of $66 million, the write-off of $5 million of unamortized debt issuance costs, and an offsetting $32 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for additional information on the debt tender and the Company’s remaining long-term obligations at December 31, 3009.

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

On May 1, 2009, the Company amended its committed receivables sales facility program to replace a minimum net worth covenant in the Performance Guaranty with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants became effective on September 1, 2009.

As of December 31, 2009, the Company was in compliance with these financial covenants.

Contractual Obligations

Except as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, there have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of the 2009 fiscal year.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” and Note 19 of “Notes to Consolidated Financial Statements” in the FY2009 Financial Statements, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Form 10-K”) included risks that were specific to CareFusion. The Company completed the Spin-Off of CareFusion on August 31, 2009 and as such the risk factors in the 2009 Form 10-K were superseded by the risk factors set forth in “Part II, Item 1A—Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 30, 2009 Form 10-Q”). In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in “Part II, Item 1A—Risk Factors” in the September 30, 2009 Form 10-Q, which could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects.

The risks described in the September 30, 2009 Form 10-Q and in this Form 10-Q are not the only risks that the Company faces. The information in this Form 10-Q and the risks described in the September 30, 2009 Form 10-Q should be read in conjunction with the 2009 Form 10-K and the Company’s filings with the SEC since June 30, 2009. The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to the Company at the time of the filing of this Form 10-Q or that the Company currently considers to be immaterial.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended December 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2009	668	$27.60	—	$500,000,000
November 1-30, 2009	1,625,626	30.76	1,625,415	450,000,023
December 1-31, 2009	925	32.67	—	450,000,023

Total	1,627,219	$30.76	1,625,415	$450,000,023

(1)	Includes 134, 113 and 170 Common Shares purchased in October, November and December 2009, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 534, 98 and 755 restricted shares surrendered in October, November and December 2009, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended December 31, 2009, the Company repurchased approximately $50 million of its Common Shares under its existing $500 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. At December 31, 2009, approximately $450 million remained from the $500 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders was held on November 4, 2009. Matters voted upon at the meeting and the votes tabulated with respect to such matters are as follows:

Election of Directors

Director	Votes For	Votes Against	Abstentions
Colleen F. Arnold	319,507,610	8,226,597	924,484
George S. Barrett	318,071,760	9,796,633	790,298
Glenn A. Britt	319,170,660	8,547,602	940,429
Calvin Darden	307,569,601	20,116,004	973,086
Bruce L. Downey	322,384,101	5,315,484	959,106
John F. Finn	317,182,334	10,611,817	864,540
Gregory B. Kenny	304,480,904	23,217,188	960,599
Richard C. Notebaert	307,736,902	19,993,486	928,303
David W. Raisbeck	318,861,618	8,873,658	923,415
Jean G. Spaulding	307,656,716	20,148,811	853,164

Management and Shareholder Proposals

	Votes Cast			Broker Non-Votes
	For	Against	Abstain
Ratification of the selection of the Company’s independent registered accounting firm for fiscal 2010	324,017,904	4,358,800	281,987	—
Re-approval of the material terms of the performance criteria under Cardinal Health’s Amended and Restated Management Incentive Plan	317,281,419	9,695,421	1,681,851	—
Shareholder proposal regarding performance-based stock options	124,305,405	171,238,610	3,127,285	29,987,391
Shareholder proposal regarding an amendment to the Company’s Restated Code of Regulations to require that the Chairman of the Board be an independent director	47,623,612	250,190,818	856,870	29,987,391

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.1	Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)

10.2	First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)

10.3	Form of amended and restated Aircraft Time Sharing Agreement between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)

10.4	Third Amendment, dated as of November 10, 2009, to the Third Amendment and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2009, File No. 1-11373)

10.5	Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended

10.6	Fourth Amendment to Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement regarding Forward-Looking Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

CARDINAL HEALTH, INC.

Date: February 5, 2010	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer