Form 10-Q
period 2010-03-31
CARDINAL HEALTH INC
filed 2010-05-06
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2010 was as follows:

Common Shares, without par value: 362,071,984

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue	$24,342.8	$24,089.3	$74,043.2	$71,644.3
Cost of products sold	23,332.7	23,102.4	71,166.6	68,841.0

Gross margin	1,010.1	986.9	2,876.6	2,803.3
Operating expenses
Distribution, selling, general and administrative expenses	628.6	573.0	1,819.8	1,741.8
Restructuring and employee severance	13.9	31.7	84.4	69.3
Impairments and loss on sale of assets	4.2	0.7	28.2	11.2
Litigation (credits)/charges, net	(2.9)	0.6	(28.8)	0.3

Operating earnings	366.3	380.9	973.0	980.7
Other (income)/expense, net	(1.4)	6.5	(15.7)	28.7
Interest expense, net	27.7	30.3	88.9	81.9
Loss on extinguishment of debt	0.0	0.0	39.9	0.0
Gain on sale of CareFusion common stock	(23.2)	0.0	(43.3)	0.0

Earnings before income taxes and discontinued operations	363.2	344.1	903.2	870.1
Provision for income taxes	138.4	129.0	510.0	313.9

Earnings from continuing operations	224.8	215.1	393.2	556.2
Earnings/(loss) from discontinued operations, net of tax	(2.4)	97.8	25.5	322.2

Net earnings	$222.4	$312.9	$418.7	$878.4

Basic earnings/(loss) per Common Share:
Continuing operations	$0.63	$0.60	$1.10	$1.56
Discontinued operations	(0.01)	0.28	0.07	0.90

Net basic earnings per Common Share	$0.62	$0.88	$1.17	$2.46

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.62	$0.60	$1.09	$1.54
Discontinued operations	(0.01)	0.27	0.07	0.89

Net diluted earnings per Common Share	$0.61	$0.87	$1.16	$2.43

Weighted average number of Common Shares outstanding:
Basic	358.7	358.1	359.0	357.3
Diluted	361.8	360.9	361.2	361.0
Cash dividends declared per Common Share	$0.175	$0.140	$0.525	$0.420

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,638.8	$1,221.6
Trade receivables, net	5,550.2	5,214.9
Inventories	7,214.9	6,832.8
Prepaid expenses and other	534.5	523.0
Assets from businesses held for sale and discontinued operations	138.9	7,189.4

Total current assets	16,077.3	20,981.7

Property and equipment, at cost	3,118.0	3,139.6
Accumulated depreciation and amortization	(1,711.9)	(1,675.1)

Property and equipment, net	1,406.1	1,464.5
Other assets:
Investment in CareFusion	805.2	0.0
Goodwill and other intangibles, net	2,261.8	2,266.9
Other	719.8	405.7

Total assets	$21,270.2	$25,118.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$232.6	$366.2
Accounts payable	10,766.6	9,041.9
Other accrued liabilities	1,712.9	1,496.2
Liabilities from businesses held for sale and discontinued operations	35.3	1,370.9

Total current liabilities	12,747.4	12,275.2

Long-term obligations, less current portion and other short-term borrowings	1,875.6	3,271.6
Deferred income taxes and other liabilities	1,286.3	847.3
Shareholders’ equity:
Preferred Shares, without par value: Authorized – 0.5 million shares, Issued – none	0.0	0.0
Common Shares, without par value: Authorized – 755.0 million shares, Issued – 363.6 million shares and 363.7 million shares at March 31, 2010 and June 30, 2009, respectively	2,897.2	3,031.6
Retained earnings	2,463.9	5,953.9
Common Shares in treasury, at cost: 1.9 million shares and 3.7 million shares at March 31, 2010 and June 30, 2009, respectively	(172.4)	(343.0)
Accumulated other comprehensive income	172.2	82.2

Total shareholders’ equity	5,360.9	8,724.7

Total liabilities and shareholders’ equity	$21,270.2	$25,118.8

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	418.7	878.4
Earnings from discontinued operations	(25.5)	(322.2)

Earnings from continuing operations	393.2	556.2
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	194.4	168.8
Loss on extinguishment of debt	39.9	0.0
Gain on sale of CareFusion common stock	(43.3)	0.0
Impairments and loss on sale of assets	28.2	11.2
Share-based payment compensation	79.0	82.6
Provision for bad debts	33.2	45.2
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(365.4)	(982.4)
Increase in inventories	(381.1)	(1,343.7)
Increase in accounts payable	1,722.7	1,634.6
Other accrued liabilities and operating items, net	(38.8)	32.0

Net cash provided by operating activities – continuing operations	1,662.0	204.5
Net cash provided by operating activities – discontinued operations	147.9	624.4

Net cash provided by operating activities	1,809.9	828.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(19.2)	(18.5)
Proceeds from sale of property and equipment	5.8	12.6
Additions to property and equipment	(141.8)	(191.6)
Proceeds from sale of CareFusion common stock	270.7	0.0

Net cash provided by/(used in) investing activities – continuing operations	115.5	(197.5)
Net cash used in investing activities – discontinued operations	(9.9)	(71.5)

Net cash provided by/(used in) investing activities	105.6	(269.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term obligations	(1,485.2)	(307.1)
Proceeds from long-term obligations, net of issuance costs	0.0	24.5
Proceeds from issuance of Common Shares	24.5	38.7
Tax expense from stock options	(14.8)	(0.2)
Payment of premiums for debt extinguishment	(66.4)	0.0
Dividends on Common Shares	(190.2)	(150.1)
Purchase of treasury shares	(50.0)	0.0

Net cash used in financing activities – continuing operations	(1,782.1)	(394.2)
Net cash provided by/(used in) financing activities – discontinued operations	1,283.8	(2.7)

Net cash used in financing activities	(498.3)	(396.9)

NET INCREASE IN CASH AND EQUIVALENTS	1,417.2	163.0
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,221.6	808.8

CASH AND EQUIVALENTS AT END OF PERIOD	2,638.8	971.8

SUPPLEMENTAL INFORMATION
Non-cash investing and financing transactions for:
Investment in CareFusion	863.1	0.0
Non-cash dividend in connection with Spin-Off	3,758.0	0.0

See notes to condensed consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off of CareFusion Corporation

Effective August 31, 2009, Cardinal Health, Inc. (the “Company”) completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion Corporation (“CareFusion”), with the Company retaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). Under the requirements of the Private Letter Ruling obtained from the Internal Revenue Service, the Company is required to dispose of the retained shares of CareFusion common stock within five years of the Spin-Off. During the three and nine months ended March 31, 2010, the Company disposed of approximately 5.4 million and 10.9 million shares of CareFusion common stock, respectively. Refer to Note 6 for additional information. While Cardinal Health is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that it has no significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately in these condensed consolidated financial statements as assets from businesses held for sale and discontinued operations and the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off. The Company retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment following the Spin-Off.

For fiscal 2009, the Company had three reportable segments — Healthcare Supply Chain Services, Clinical and Medical Products and All Other. Effective July 1, 2009, the Company changed its reportable segments to: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment encompassed the businesses previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products as well as the businesses previously within the All Other segment. The Medical segment encompasses the remaining businesses within the Healthcare Supply Chain Services segment as well as certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment. The CareFusion segment encompasses the businesses previously within the Clinical and Medical Products segment excluding the above-referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses and includes all businesses included in the Spin-Off.

In connection with the Spin-Off, the Company reorganized its reportable segments into two segments: Pharmaceutical and Medical. See Note 15 for information about these segments.

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

Pursuant to the transition services agreement, for the three months ended March 31, 2010, the Company recognized approximately $22.3 million in transition service fee income, which approximately offsets the costs associated with providing the transition services. The Company has recognized $77.5 million in transition service fee income year-to-date since the Spin-Off. Additionally, the Company purchased $165.4 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between the Company and CareFusion during the three months ended March 31, 2010. The Company has purchased $438.9 million of CareFusion trade receivables year-to-date since the Spin-Off.

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

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2010 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. Beginning in the first quarter of fiscal 2010, the Company changed the presentation of certain items on the condensed consolidated statements of earnings. Beginning in the third quarter of fiscal 2010, the Company began presenting the gain on sale of CareFusion common stock separately on its condensed consolidated statements of earnings. This amount had previously been included in other (income)/expense, net. Prior periods have been adjusted to conform with the new presentations.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as updated by the Company’s Form 8-K filed on November 16, 2009 (“FY2009 Financial Statements”). Note 1 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

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

Multiple Segments or Business Units. Arrangements involving multiple segments or business units containing no software or software that is incidental to the functionality of the product or service are accounted for as revenue arrangements with multiple deliverables. If the deliverable meets the criterion of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Recent Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. The Company has determined that its committed receivables sales facility will not qualify as an off-balance sheet arrangement beginning July 1, 2010, unless the facility is amended to qualify under this new accounting guidance. The Company is considering whether to amend the facility.

In June 2009, the FASB issued new accounting guidance regarding the consolidation of variable interest entities. This guidance improves the financial reporting by enterprises involved with variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this new accounting guidance to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued new disclosure guidance regarding fair value measurements. This guidance improves the transparency of disclosures about the use of fair value measurements in financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of certain disclosure requirements regarding gross changes in Level 3 measurements, which are not effective until fiscal years beginning after December 15, 2010. The Company adopted this new disclosure guidance in the third quarter of fiscal 2010 and has included the required additional disclosures in this Form 10-Q.

2. RESTRUCTURING AND EMPLOYEE SEVERANCE

Restructuring Policy

The Company classifies a restructuring activity as a program whereby the Company fundamentally changes its operations such as closing facilities, moving manufacturing of a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period.

Restructuring and Employee Severance

The following table summarizes activity related to the Company’s restructuring and employee severance costs during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Employee related costs (1)	$3.4	$5.3	$32.7	$26.4
Facility exit and other costs (2)	10.5	26.4	51.7	42.9

Total restructuring and employee severance	$13.9	$31.7	$84.4	$69.3

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services.

Restructuring and employee severance for the three and nine months ended March 31, 2010 and 2009 included costs related to the following significant projects:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Segment Realignment (1)	$0.6	$0.4	$1.6	$17.6
Spin-Off (2)	$3.3	$25.9	$59.4	$38.9

(1)	Effective July 1, 2008, the Company consolidated its businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment (“Segment Realignment”). In connection with the Spin-Off, these reportable segments have since been reorganized. Refer to Notes 1 and 15 for additional information regarding the Company’s current reportable segments.
(2)	During fiscal 2009 and fiscal 2010, the Company incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, share-based payment compensation, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs. See Note 16 for further information regarding share-based payment compensation incurred in connection with the Spin-Off. Also included within these costs is $18.6 million of costs related to the retirement of the Company’s former Chairman and Chief Executive Officer upon completion of the Spin-Off.

In addition to the significant restructuring programs discussed above, from time to time the Company incurs costs to implement smaller restructuring efforts for specific operations within its segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing and distribution operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

The Company estimates that it will incur additional costs in future periods associated with currently anticipated restructuring activities totaling approximately $34.1 million. These additional costs are primarily associated with the Spin-Off.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activity related to liabilities associated with the Company’s restructuring and employee severance activities during the nine months ended March 31, 2010:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2009	$14.0	$17.2	$31.2
Additions	32.7	51.7	84.4
Payments and other adjustments	(33.0)	(57.0)	(90.0)

Balance at March 31, 2010	$13.7	$11.9	$25.6

3. IMPAIRMENTS AND LOSS ON SALE OF ASSETS

During the nine months ended March 31, 2010, the Company recognized an $18.1 million impairment loss related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. See Note 4 for further information regarding the sale of SpecialtyScripts.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

Effective August 31, 2009, the Company completed the distribution to its shareholders of approximately 81% of the then outstanding common stock of CareFusion, with the Company retaining 41.4 million shares of CareFusion common stock, and met the criteria for classification as discontinued operations in the Company’s financial statements. During the nine months ended March 31, 2010, the Company disposed of approximately 10.9 million shares of CareFusion common stock. The Company’s investment in CareFusion common stock does not provide the Company the ability to influence the operating or financial policies of CareFusion and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within 5 years of the Spin-Off, and its investment in CareFusion common stock, do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately as discontinued operations and the operating results are presented within discontinued operations for all periods presented through the date of the Spin-Off.

The results of CareFusion included in discontinued operations for the three and nine months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010 (1)	2009
Revenue	$0.0	$828.4	$592.1	$2,669.3
Earnings before income taxes and discontinued operations	0.0	91.6	43.7	395.7
Income tax benefit/(expense)	(4.7)	6.5	(28.3)	(76.6)
Earnings/(loss) from discontinued operations	(4.7)	98.1	15.4	319.1

(1)	Reflects the results of CareFusion through August 31, 2009, the effective date of the Spin-Off, and changes in certain estimates made at the time of the Spin-Off.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and the overall debt balance of the Company. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to the remaining two segments.

The following table summarizes the interest expense allocated to discontinued operations for CareFusion during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Interest expense allocated to CareFusion	$0.0	$18.2	$12.8	$56.3

There were no assets and liabilities from businesses held for sale for CareFusion at March 31, 2010. At June 30, 2009, the major components of assets and liabilities from businesses held for sale for CareFusion were as follows:

(in millions)	June 30, 2009
Current assets	$1,832.0
Property and equipment	408.5
Other assets	4,774.2

Total assets	$7,014.7

Current liabilities	469.2
Long-term debt and other	875.4

Total liabilities	$1,344.6

Cash flows from discontinued operations are presented separately on the Company’s condensed consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2007, the Company sold its businesses within the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”). See Note 7 of the “Notes to Consolidated Financial Statements” from the FY2009 Financial Statements for information regarding the sale of the PTS Business. The Company incurred minor amounts of activity related to the PTS Business during the three and nine months ended March 31, 2009 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments.

During the fourth quarter of fiscal 2009, the Company committed to plans to sell its United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within its Pharmaceutical segment, and met the criteria for classification as discontinued operations in the Company’s financial statements. Accordingly, the net assets of Martindale are presented separately as discontinued operations and the operating results of Martindale are presented within discontinued operations for all periods presented.

During the fourth quarter of fiscal 2009, the Company also committed to plans to sell SpecialtyScripts within its Pharmaceutical segment, and met the criteria for classification as held for sale in the Company’s financial statements. During the third quarter of fiscal 2010, the Company completed the sale of SpecialtyScripts. Accordingly, the net assets of this business are presented separately as assets held for sale on the Company’s condensed consolidated balance sheet through the date of sale. The results of SpecialtyScripts are reported within earnings from continuing operations on the Company’s condensed consolidated statements of earnings through the date of sale because it did not satisfy the criteria for classification as discontinued operations. Additionally, the net assets held for sale of SpecialtyScripts were recorded at the net expected fair value less costs to sell, as this amount was lower than its net carrying value (see Note 3 for further information).

The results of the PTS Business and Martindale included in discontinued operations for the three and nine months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Revenue	$27.5	$20.9	$87.4	$71.8
Earnings before income taxes and discontinued operations	4.6	0.2	17.3	9.2
Income tax expense	(2.3)	(0.5)	(7.2)	(6.1)
Earnings/(loss) from discontinued operations	2.3	(0.3)	10.1	3.1

At March 31, 2010 and June 30, 2009, the major components of assets and liabilities from businesses held for sale related to the PTS Business, Martindale and SpecialtyScripts were as follows:

(in millions)	March 31, 2010 (1)	June 30, 2009
Current assets	$64.4	$74.2
Property and equipment	20.2	19.3
Other assets	54.3	81.2

Total assets	$138.9	$174.7

Current liabilities	26.7	16.5
Long-term debt and other	8.6	9.8

Total liabilities	$35.3	$26.3

(1)	There were no assets or liabilities from businesses held for sale for SpecialtyScripts at March 31, 2010.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended March 31, 2010:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2009	$1,232.8	$963.7	$2,196.5
Goodwill acquired—net of purchase price adjustments, foreign currency translation adjustments and other	20.4	(6.2)	14.2
Goodwill related to the divestiture or closure of businesses and assets held for sale	(1.8)	0.0	(1.8)

Balance at March 31, 2010	$1,251.4	$957.5	$2,208.9

Due to the Spin-Off and reorganization of the reporting units, goodwill was tested for impairment in the first quarter of fiscal 2010. Based on this analysis, there was no impairment. The Company’s determination of the estimated fair value of the reporting units is based on a combination of a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size to the Company’s respective reporting units. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment.

The allocations of the purchase price related to a small acquisitions are not yet finalized and are subject to adjustment as the Company completes the valuation analyses for these acquisitions.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from three to twenty years. The detail of other intangible assets by class as of June 30, 2009 and March 31, 2010 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Unamortized intangibles:
Trademarks and patents	$11.4	$0.0	$11.4

Total unamortized intangibles	11.4	0.0	11.4
Amortized intangibles:
Trademarks and patents	30.2	12.9	17.3
Non-compete agreements	3.9	2.5	1.4
Customer relationships	46.6	35.1	11.5
Other	66.2	37.4	28.8

Total amortized intangibles	146.9	87.9	59.0

Total intangibles	$158.3	$87.9	$70.4

March 31, 2010
Unamortized intangibles:
Trademarks and patents	$9.4	$0.0	$9.4

Total unamortized intangibles	$9.4	$0.0	$9.4
Amortized intangibles:
Trademarks and patents	22.2	13.6	8.6
Non-compete agreements	4.1	2.8	1.3
Customer relationships	49.7	39.9	9.8
Other	66.1	42.3	23.8

Total amortized intangibles	142.1	98.6	43.5

Total intangibles	$151.5	$98.6	$52.9

There were no significant acquisitions of other intangible assets during the periods presented.

The following table summarizes amortization expense during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Amortization expense	$2.7	$3.8	$8.7	$10.9

Amortization expense for each of the next five fiscal years is estimated to be:

	Fiscal Year Ended
(in millions)	2010	2011	2012	2013	2014
Amortization expense	$11.6	$10.8	$6.2	$4.7	$3.1

6. INVESTMENT IN CAREFUSION

The following table provides a summary of the Company’s investment in CareFusion, which is classified as available-for-sale, as of March 31, 2010:

	Available-for-Sale Securities
(in millions)	Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities (1)	$634.1	$171.1	$0.0	$805.2

Total	$634.1	$171.1	$0.0	$805.2

(1)	Equity securities consist of the Company’s ownership of approximately 30.5 million shares of the 41.4 million shares of CareFusion common stock that the Company held immediately after the Spin-Off. These securities are stated at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in fair value deemed to be other-than-temporary are recognized in net earnings immediately. During the three months ended March 31, 2010, the Company disposed of approximately 5.4 million shares of CareFusion common stock, resulting in proceeds of approximately $135.7 million and a pre-tax realized gain of approximately $23.2 million. During the nine months ended March 31, 2010, the Company disposed of approximately 10.9 million shares of CareFusion common stock resulting in proceeds of approximately $270.7 million and a pre-tax realized gain of approximately $43.3 million. Refer to Note 14 for the amounts reclassified out of accumulated other comprehensive income and into earnings in connection with these sales.
(2)	Represents the Company’s cost investment in the net book value of CareFusion’s assets immediately following the Spin-Off adjusted for the sale of securities during the nine months ended March 31, 2010.

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

Long-term obligations and other short-term borrowings consist of the following as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
4.00% Notes due 2015	$519.3	$523.8
5.50% Notes due 2013	299.3	300.0
5.65% Notes due 2012	215.1	317.1
5.80% Notes due 2016	309.4	526.4
5.85% Notes due 2017	158.0	500.0
6.00% Notes due 2017	214.0	350.4
6.75% Notes due 2011	218.3	494.6
7.80% Debentures due 2016	44.1	75.7
7.00% Debentures due 2026	124.5	192.0
Floating Rate Notes due 2009	0.0	350.0
Other obligations	6.2	7.8

Total	2,108.2	3,637.8
Less: current portion and other short-term borrowings	232.6	366.2

Long-term obligations, less current portion and other short-term borrowings	$1,875.6	$3,271.6

8. INCOME TAXES

Applicable accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The balance of unrecognized tax benefits and the amount of interest and penalties were as follows as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
Unrecognized tax benefits (1) (2) (3)	$708.7	$848.8
Portion that, if recognized, would reduce tax expense and effective tax rate (2)	342.3	610.9
Accrued penalties and interest (2) (3) (4)	228.1	247.0

(1)	The Company includes the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	Due to the anticipated repatriation of certain foreign earnings, taxes associated with a special purpose entity transaction no longer represent uncertain tax benefits and have been classified at March 31, 2010 as deferred tax liabilities.
(3)	The March 31, 2010 balance includes unrecognized tax benefits related to CareFusion. In accordance with indemnification provisions of the tax matters agreement entered into between the Company and CareFusion, the Company is entitled to reimbursement from CareFusion. The Company has recorded a long-term receivable of approximately $216.7 million from CareFusion for these amounts (net of any tax refund claims).
(4)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

Upon completion of the Spin-Off, the Company recorded a tax charge of approximately $171.9 million related to the anticipated repatriation of a portion of cash currently loaned to the Company’s entities within the United States from its international subsidiaries. This charge is included within earnings from continuing operations for the nine months ended March 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) is currently conducting audits of fiscal years 2001 through 2007. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $178.9 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. As discussed above, the Company recorded a charge of $171.9 million during the first quarter of fiscal 2010 to reflect the anticipated repatriation of earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the first quarter of fiscal 2010 and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

During fiscal 2009, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding penalties and interest, but including $462.1 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

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

Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of restructuring and employee severance, impairments and other discrete items. The following table summarizes the Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010 (1)	2009	2010 (1)	2009 (2)
Effective tax rate	38.1%	37.5%	56.5%	36.1%

(1)	During the three and nine months ended March 31, 2010, the effective tax rate was impacted by net unfavorable adjustments of $18 million, or 5 and 2 percentage points, respectively, related to discrete items. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits and establishing a deferred tax asset valuation allowance related to a foreign entity. These unfavorable items were partially offset by the favorable impact of foreign and domestic audit settlements. In addition, for the nine months ended March 31, 2010, the effective tax rate was unfavorably impacted by a charge of $171.9 million, or 19 percentage points, attributable to earnings no longer indefinitely invested offshore.
(2)	During the nine months ended March 31, 2009, the effective tax rate was impacted favorably by $29.4 million, or 3 percentage points, as a result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize was uncertain.

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

Insurance Proceeds

In the nine months ending March 31, 2010, the Company recognized $27.2 million of income related to insurance proceeds released from escrow following the resolution of securities and derivative litigation against certain of the Company’s directors and officers. This amount is comprised of $25.7 million received from directors and officers’ insurance policies recognized in litigation (credits)/charges, net and $1.5 million of accrued interest income recognized in interest expense, net. For further information regarding this matter, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

In the ordinary course of business, the Company, from time to time, extends loans to its customers, which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans the Company may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation of the Company to repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At March 31, 2010 and June 30, 2009, notes in the program subject to the guaranty of the Company totaled $39.0 million and $39.9 million, respectively. These loans are reported in the Company’s condensed consolidated balance sheet.

11. FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. The Company does not use derivative instruments for trading or speculative purposes. While the majority of the Company’s derivative instruments are designated as hedging instruments, the Company also enters into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current market value through earnings at the end of each period.

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

Commodity Price Risk Management. The Company is exposed to changes in the price of certain commodities used in its Medical segment. The Company’s objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on its business operations. Accordingly, the Company enters into derivative contracts to manage the price risk associated with these forecasted purchases.

The Company is exposed to counterparty credit risk on all of its derivative instruments. Accordingly, the Company has established and maintains strict counterparty credit guidelines and enters into derivative instruments only with major financial institutions that are investment grade or better. The Company does not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material. Additionally, the Company does not require collateral under these agreements.

The following table summarizes the fair value of the Company’s assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the condensed consolidated balance sheet as of March 31, 2010 and June, 30, 2009:

(in millions)	Balance Sheet Location	March 31, 2010	June 30, 2009
Assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other	$2.2	$0.4
Commodity contracts	Prepaid expenses and other	1.0	1.2
Total		3.2	1.6
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other long-term assets	80.8	64.5

Total Assets		$84.0	$66.1

Liabilities:
Derivatives designated as hedging instruments:
Pay-fixed interest rate swaps	Other accrued liabilities	$0.0	$3.7
Pay-floating interest rate swaps	Other accrued liabilities	0.7	0.0
Foreign currency contracts	Deferred income taxes and other liabilities	4.0	2.9

Total Liabilities		$4.7	$6.6

Fair Value Hedges

The Company enters into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings.

In the third quarter of fiscal 2010, the Company entered into pay-floating interest rate swaps with a total notional value of $365.0 million. The fair value of these pay-floating interest rate swaps are included in the condensed consolidated balance sheet as of March 31, 2010.

On March 20, 2009, the Company terminated all of its then existing pay-floating interest rate swaps and received net settlement proceeds totaling $123.1 million. These proceeds are classified as cash provided by operating activities in the condensed consolidated statements of cash flows. There was no immediate impact to the statements of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense in conjunction with the occurrence of the originally forecasted transactions.

The following table summarizes the interest rate swaps designated as fair value hedges outstanding as of March 31, 2010 and June 30, 2009 (in millions):

	March 31, 2010		June 30, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$365.0	June 2012 – June 2015	$0.0	N.M.

The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges for the three and nine months ended March 31, 2010 and 2009 (in millions):

		Three Months Ended March 31,		Nine Months Ended March 31,
Fair Value Hedging Instrument	Statements of Earnings Location	2010	2009	2010	2009
Pay-floating interest rate swaps	Interest expense, net	3.9	6.9	11.3	17.9
Fixed-rate debt	Interest expense, net	(3.9)	(6.9)	(11.3)	(17.9)

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

The Company enters into pay-fixed interest rate swaps to hedge the variability of cash flows relating to interest rate payments on the Company’s variable rate debt. At June 30, 2009, the Company held pay-fixed interest rate swaps to hedge the variability of cash flows relating to these forecasted transactions. On October 2, 2009, these pay-fixed interest rate swaps matured with the underlying floating-rate note.

The Company also enters into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At March 31, 2010 and June 30, 2009, the Company held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso, Thai baht, British pound and Australian dollar.

The Company also enters into derivative contracts to manage the price risk associated with forecasted purchases of certain commodities used in its Medical segment.

The following table summarizes the outstanding cash flow hedges as of March 31, 2010 and June 30, 2009 (in millions):

	March 31, 2010		June 30, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Pay-fixed interest rate swaps	$0.0	N.M.	$350.0	October 2009
Foreign currency contracts	213.0	April 2010 –June 2011	149.3	July 2009 - June 2010
Commodity contracts	19.1	April 2010 – December 2012	14.5	July 2009 - December 2011

The following table summarizes the gain/(loss) recognized in OCI for derivative instruments designated as cash flow hedges during the three and nine months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
Cash Flow Hedging Instruments	2010	2009	2010	2009
Pay-fixed interest rate swaps	$(0.4)	$2.0	$2.5	$1.1
Foreign currency contracts (1)	$3.9	$(6.0)	$4.4	$3.4
Commodity contracts	$(0.4)	$(0.7)	$(0.2)	$(0.7)

(1)	Includes gain/(loss) recognized in OCI related to CareFusion of $4.1 million for the nine months ended March 31, 2010, and ($1.4) million and ($4.7) million for the three and nine months ended March 31, 2009, respectively.

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges during the three and nine months ended March 31, 2010 and 2009 (in millions):

		Three Months Ended March 31,		Nine Months Ended March 31,
Cash Flow Hedging Instruments	Statements of Earnings Location	2010	2009	2010	2009
Pay-fixed interest rate swaps	Interest expense, net	0.4	(2.7)	(2.5)	(4.9)
Foreign currency contracts	Cost of products sold	2.8	4.7	7.3	7.7
Foreign currency contracts	SG&A expenses	(0.4)	(1.6)	(0.7)	(2.6)
Commodity contracts	SG&A expenses	0.1	(0.3)	(0.1)	(0.3)

The amount of ineffectiveness associated with these derivative instruments was not material.

Economic (Non-designated) Hedges

The Company enters into foreign currency contracts to manage its foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net at the end of each period.

The following table summarizes the economic derivative instruments outstanding as of March 31, 2010 and June 30, 2009 (in millions):

	March 31, 2010		June 30, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign currency contracts	$702.3	April 2010 – December 2013	$531.3	July 2009 – December 2013

The following table summarizes the gain/(loss) recognized in earnings for economic derivative instruments for the three and nine months ended March 31, 2010 and 2009 (in millions):

		Three Months Ended March 31,		Nine Months Ended March 31,
Non-Designated Derivative Instruments	Statement of Earnings Location	2010	2009	2010	2009
Foreign currency contracts	Other (income)/expense, net	8.4	10.1	17.8	(1.1)

Fair Value of Financial Instruments.

The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at March 31, 2010, and June 30, 2009 approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with the Company’s investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The estimated fair value of the Company’s long-term obligations and other short-term borrowings was $2,222.0 million and $3,428.8 million compared to the carrying amounts of $2,108.2 million and $3,637.8 million at March 31, 2010, and June 30, 2009, respectively. The fair value of the Company’s long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

The following is a summary of the fair value gain/(loss) of the Company’s derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of March 31, 2010 and June 30, 2009. The fair values are based on quoted market prices for the same or similar instruments.

	March 31, 2010		June 30, 2009
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Foreign currency contracts	$915.3	$78.9	$680.6	$62.0
Interest rate swaps	365.0	(0.7)	350.0	(3.7)
Commodity contracts	19.1	1.0	14.5	1.2

See Note 12 for further information regarding the Company’s fair value measurements.

12. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date. It focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1 – Observable prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of March 31, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,037.0	$0.0	$0.0	$2,037.0
Equity Securities (2)	805.2	0.0	0.0	805.2
Foreign Currency Contracts (3)	0.0	79.0	0.0	79.0
Commodity Contracts (3)	0.0	1.0	0.0	1.0
Interest Rate Swaps (3)	0.0	(0.7)	0.0	(0.7)
Other Investments (4)	72.8	0.0	0.0	72.8

Total	$2,915.0	$79.3	$0.0	$2,994.3

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	Equity securities consist of the Company’s investment in CareFusion common stock. The fair value of these securities is determined using the quoted market price of the security.
(3)	The fair value of the Company’s foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 11 for further information regarding the fair value of financial instruments.
(4)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in the Company’s deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.

13. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Weighted-average Common Shares – basic	358.7	358.1	359.0	357.3
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3.1	2.8	2.2	3.7

Weighted-average Common Shares – diluted	361.8	360.9	361.2	361.0

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Anti-dilutive securities	13.5	31.4	22.9	29.2

Shareholders’ Equity

During the nine months ended March 31, 2010, the Company repurchased approximately $50.0 million of its Common Shares under its existing $500.0 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. At March 31, 2010, approximately $450.0 million remained from the $500.0 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

In connection with the Spin-Off on August 31, 2009, the Company issued a non-cash dividend of approximately $3.8 billion to its shareholders which represented the pro-rata distribution of approximately 81% of the CareFusion common shares.

14. COMPREHENSIVE INCOME

The following is a summary of the Company’s comprehensive income for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Net earnings	$222.4	$312.9	$418.7	$878.4
Foreign currency translation adjustments	(37.5)	(15.0)	(75.3)	(183.6)
Net unrealized gain on derivative instruments	2.4	6.3	17.4	5.4
Net unrealized gain on investment in CareFusion, net of tax (1)	6.9	0.0	147.9	0.0

Total comprehensive income	$194.2	$304.2	$508.7	$700.2

(1)	The net unrealized gain on investment in CareFusion, net of tax, is comprised of the following for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Unrealized gain on investment in CareFusion, net of tax	$29.6	$0.0	$175.9	$0.0
Realized gain reclassified out of accumulated other comprehensive income and into earnings	(22.7)	0.0	(28.0)	0.0

Net unrealized gain on investment in CareFusion, net of tax	$6.9	$0.0	$147.9	$0.0

15. SEGMENT INFORMATION

The Company’s operations are principally managed on a products and services basis. In connection with the Spin-Off, the Company reorganized its businesses into two reportable segments—Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities.

The Pharmaceutical segment distributes pharmaceutical products, over-the-counter healthcare products and consumer health products and provides support services to retail customers, hospitals and alternate care providers in the United States and Puerto Rico. It also provides services to pharmaceutical manufacturers and operates a pharmaceutical repackaging and distribution program. In addition, this segment operates cyclotron facilities and nuclear (radiopharmaceutical) pharmacies, provides third-party logistics support services and distributes therapeutic plasma to hospitals, clinics and other providers located in the United States. It also franchises apothecary-style retail pharmacies through its Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated franchise systems. Finally, it provides pharmacy management services to hospitals and other healthcare facilities.

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Segment revenue:
Pharmaceutical (1)	$22,226.2	$22,117.6	$67,483.2	$65,600.4
Medical (2)	2,122.7	1,975.6	6,592.2	6,069.6

Total segment revenue	24,348.9	24,093.2	74,075.4	71,670.0
Corporate (3)	(6.1)	(3.9)	(32.2)	(25.7)

Total consolidated revenue	$24,342.8	$24,089.3	$74,043.2	$71,644.3

(1)	The Pharmaceutical segment’s revenue is primarily derived from the distribution of pharmaceutical, radiopharmaceutical and over-the-counter healthcare products.
(2)	The Medical segment’s revenue is derived from the manufacturing and distribution of medical, surgical and laboratory products and medical procedure kits.
(3)	Corporate revenue consists of the elimination of inter-segment revenue.

The Company evaluates the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. The Company urges its segments to identify investment projects that will encourage innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Notes 2 and 3, respectively, for further discussion of the Company’s restructuring and employee severance and impairments and loss on sale of assets. The accounting policies of the segments are the same as those described in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Segment profit:
Pharmaceutical	$306.7	$286.2	$774.8	$762.2
Medical	107.8	128.3	325.2	300.7

Total segment profit	414.5	414.5	1,100.0	1,062.9
Corporate (1)	(48.2)	(33.6)	(127.0)	(82.2)

Total consolidated operating earnings	$366.3	$380.9	$973.0	$980.7

(1)	For the three and nine months ended March 31, 2010 and 2009, Corporate includes, among other things, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending that are not allocated to the segments. Investment spending within Corporate was $8.9 million and $16.1 million for the three and nine months ended March 31, 2010 compared to $0.3 million and $0.1 million for the three and nine months ended March 31, 2009.

The following table includes total assets at March 31, 2010 and June 30, 2009 for each segment as well as reconciling items necessary to agree to the amounts reported in the condensed consolidated financial statements:

(in millions)	March 31, 2010	June 30, 2009
Segment assets:
Pharmaceutical	$13,278.4	$12,625.3
Medical	3,843.0	3,747.9
Corporate (1)	4,148.8	8,745.6

Consolidated assets	$21,270.2	$25,118.8

(1)	The Corporate assets primarily consist of cash and equivalents, the Company’s investment in CareFusion, net property and equipment, and the Company’s contractual tax indemnification receivable from CareFusion (see Note 8 for further information regarding this receivable). Additionally, the Corporate assets as of June 30, 2009 included CareFusion assets and other assets held for sale and discontinued operations.

16. EMPLOYEE EQUITY PLANS

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

The compensation expense recognized for all share-based payment awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. The Company classifies share-based payment compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees. However, certain share-based payment compensation incurred in connection with the Spin-Off is classified within restructuring and employee severance.

The following table illustrates the impact of share-based payment compensation on reported amounts for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2010 (1)	2009 (1)	2010 (1)	2009 (1)
Operating earnings (2)	$(21.7)	$(32.4)	$(79.0)	$(82.6)
Earnings from continuing operations	$(13.7)	$(22.4)	$(50.4)	$(56.1)
Net earnings (3)	$(13.7)	$(25.8)	$(52.7)	$(65.1)
Net basic earnings per Common Share	$(0.04)	$(0.07)	$(0.15)	$(0.18)
Net diluted earnings per Common Share	$(0.04)	$(0.07)	$(0.15)	$(0.18)

(1)	The following table provides total share-based payment compensation, net of tax, related to the Spin-Off during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Share-based payment compensation	$0.6	$2.6	$15.6	$5.0
Tax benefit	0.2	0.8	5.7	1.6

Total share-based payment compensation, net of tax	$0.4	$1.8	$9.9	$3.4

(2)	The following table provides total share-based payment compensation by type of award for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Restricted share and share unit expense	$13.1	$18.2	$43.7	$47.3
Employee stock option expense	8.2	10.5	33.2	27.4
Employee stock purchase plan expense	0.0	3.9	1.1	10.0
Stock appreciation right (income)/expense	0.4	(0.2)	1.0	(2.1)

Total share-based payment compensation	$21.7	$32.4	$79.0	$82.6

(3)	The following table provides total share-based payment compensation, net of tax, charged to discontinued operations during the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Share-based payment compensation	$0.0	$5.6	$3.8	$14.6
Tax benefit	0.0	2.2	1.5	5.6

Total share-based payment compensation, net of tax	$0.0	$3.4	$2.3	$9.0

Stock Options

The fair value of the Company’s stock options is determined using a lattice valuation model. The Company believes the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in the Company’s stock price and other variables and it provides for a range of input assumptions.

The following table summarizes all stock option transactions for the Company under the Plans from July 1, 2009 through March 31, 2010:

(in millions, except per share amounts)	Options Outstanding (1)	Weighted Average Exercise Price per Common Share (2)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2009	29.4	$59.25	3.9	$1.8
Granted	7.2	$28.08
Exercised	(0.9)	$24.96
Forfeited and cancelled	(10.8)	$63.11

Balance at March 31, 2010	24.9	$37.74	4.1	$89.5

Exercisable at March 31, 2010	16.3	$42.02	3.3	$22.6

(1)	The options granted and forfeited and cancelled activity for the nine months ended March 31, 2010 included the impact of the Company’s stock option exchange program and the adjustments to stock incentive plans as discussed below.
(2)	Exercise prices related to stock options granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of the Company’s Common Shares.

The following table summarizes all activity related to restricted shares and restricted share units from July 1, 2009 through March 31, 2010:

(in millions, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (2)
Nonvested at June 30, 2009	3.1	$57.10
Granted	2.1	$27.36
Vested	(1.6)	$51.23
Forfeited and cancelled	(0.2)	$45.84

Nonvested at March 31, 2010	3.4	$33.34

(1)	The restricted shares and restricted share units forfeited and cancelled activity for the nine months ended March 31, 2010 included the impact of the adjustments to stock incentive plans as discussed below.
(2)	Grant date fair values per share of awards granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

Stock Option Exchange Program

On May 6, 2009, the Company’s Board of Directors authorized, and on June 23, 2009, the Company’s shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of Cardinal Health Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program began on June 19, 2009 and was completed on July 17, 2009. The Company believes that this program was necessary to more closely align employee and shareholder interests through equity compensation programs. The program was designed to motivate and retain key employees and to reinforce the alignment of the Company’s employees’ interests with those of its shareholders. As a result of this program, 9.8 million outstanding eligible stock options were exchanged for 1.4 million new options at an exercise price of $31.27. These new options have a new minimum vesting condition of an additional 12 months, and the term of each new option is the longer of three years from the grant date or the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a probable-to-probable modification under the accounting guidance for share-based payment compensation. The Company did not incur incremental expense associated with the modification.

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

The adjustments to the Company’s stock incentive plans were treated as a modification in accordance with stock-based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summarizes the share-based payment awards outstanding as of March 31, 2010:

	Cardinal Health Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by Cardinal Health employees and former employees	22.3	3.3	7.3	0.1
Held by CareFusion employees	2.6	0.1

Total	24.9	3.4

17. SUBSEQUENT EVENTS

In early May 2010, the Company received income of $40.8 million resulting from settlement of a class action antitrust claim alleging that a defendant branded pharmaceutical manufacturer took improper actions to delay the entry of a generic version of a branded pharmaceutical. This amount will be recognized in litigation (credits)/charges, net in the three months ended June 30, 2010.

Subsequent to March 31, 2010, the Company entered into a definitive agreement to sell Martindale, a business within the Pharmaceutical segment. The company anticipates that the sale will be completed before the end of the fiscal year.

Also subsequent to March 31, 2010, the Company entered into pay-floating interest rate swaps with a total notional value of $440.0 million.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of March 31, 2010 and June 30, 2009, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the FY2009 Financial Statements.

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

Overview

Cardinal Health, Inc. (the “Company”) is a leading provider of products and services that help improve the cost-effectiveness of healthcare. The Company helps pharmacies, hospitals and ambulatory care sites focus on patient care while helping reduce costs, improve efficiency and quality, and increase profitability. As one of the largest healthcare companies in the world, Cardinal Health is an integral link in the healthcare supply chain, providing pharmaceuticals and medical products to more than 40,000 locations each day.

Demand for the Company’s products and services during the three and nine months ended March 31, 2010 led to revenue of $24.3 billion and $74.0 billion, up 1% and 3%, respectively, from the same periods in the prior year. Operating earnings were approximately $366 million and $973 million, down 4% and 1%, respectively, from the same periods in the prior year. Operating earnings were negatively impacted by increased distribution, selling, general and administrative expenses (“SG&A”) ($56 million and $78 million, respectively) and positively impacted by increased gross margin ($23 million and $73 million, respectively). In addition, operating earnings for the nine months ended March 31, 2010 were positively impacted by $26 million in litigation credits for insurance proceeds released from escrow and were negatively impacted by a $18 million impairment charge related to SpecialtyScripts. Net earnings for the three and nine months ended March 31, 2010 were $222 million and $419 million, respectively, and net diluted earnings per Common Share were $0.61 and $1.16, respectively. See Note 13 of “Notes to the Condensed Consolidated Financial Statements” for a reconciliation of Basic EPS to Diluted EPS.

The CareFusion Spin-Off described below impacted the results for the three and nine months ended March 31, 2010. Operating earnings for the three and nine months ended March 31, 2010 were adversely impacted by severance and restructuring costs in connection with the Spin-Off ($3 million and $59 million, respectively). Net earnings for the three and nine months ended March 31, 2010 were positively impacted by $23 million and $43 million, respectively, related to gains from the sale of shares of CareFusion common stock. Also in connection with the Spin-Off, net earnings for the nine months ended March 31, 2010 were adversely impacted by a tax charge of approximately $172 million related to the anticipated repatriation of certain foreign earnings and a $40 million ($25 million, net of tax) net loss on the extinguishment of debt. Finally, net earnings for both periods were adversely affected by a significant reduction in earnings from discontinued operations as a result of the Spin-Off.

Cash provided by operating activities totaled $1.8 billion during the nine months ended March 31, 2010, primarily due to operating earnings and changes in working capital. Cash provided by investing activities was $106 million primarily due to proceeds from the sale of CareFusion common stock ($271 million) partially offset by capital spending ($142 million). Cash used in financing activities was $498 million primarily due to the Company’s repayment of long-term obligations ($1.6 billion, which includes a $66 million early tender premium) offset by permanent financing obtained by CareFusion prior to the Spin-Off ($1.4 billion). Also during the nine months ended March 31, 2010, the Company paid $190 million in dividends and repurchased $50 million of outstanding common shares.

Spin-Off of CareFusion Corporation

Effective August 31, 2009, the Company completed the spin-off of CareFusion through a pro rata distribution to its shareholders of approximately 81% of the then outstanding shares of CareFusion common stock (the “Spin-Off”). The Company retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of its Clinical and Medical Products segment. As explained elsewhere in this Form 10-Q, the Spin-Off had a significant impact on the results of operations and financial condition of the Company.

During the three and nine months ended March 31, 2010, the Company sold approximately 5.4 million and 10.9 million shares, respectively, of the 41.4 million shares of CareFusion common stock that it held immediately after the Spin-Off, which resulted in a gross pre-tax realized gain of approximately $23 million and $43 million, respectively. As of March 31, 2010, the Company’s ownership of approximately 30.5 million shares of CareFusion common stock had an estimated fair value of $805 million. See Note 6 of “Notes to the Condensed Consolidated Financial Statements” for additional details regarding the Company’s investment in CareFusion. The Company expects to sell its remaining CareFusion stock by the end of fiscal 2011 and is assessing the method and timing based on market conditions and other factors. CareFusion has registered the CareFusion stock owned by Cardinal Health with the SEC, although the Company may sell the stock under an exemption from registration.

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

Pursuant to the transition services agreement, for the three months ended March 31, 2010, the Company recognized approximately $22 million in transition service fee income which approximately offsets the costs associated with providing the transition services. The Company has recognized $78 million in transition service fee income year-to-date since the Spin-Off. Additionally, the Company purchased $165 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between the Company and CareFusion during the three months ended March 31, 2010. The Company has purchased $439 million of CareFusion trade receivables year-to-date since the Spin-Off.

Consolidated Results of Operations

The following summarizes the Company’s consolidated results of operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per common share amounts)	Change (1)	2010	2009	Change (1)	2010	2009
Revenue	1%	$24,342.8	$24,089.3	3%	$74,043.2	$71,644.3
Cost of products sold	1%	23,332.7	23,102.4	3%	71,166.6	68,841.0

Gross margin	2%	1,010.1	986.9	3%	2,876.6	2,803.3
Distribution, selling, general and administrative expenses	10%	628.6	573.0	4%	1,819.8	1,741.8
Restructuring and employee severance	N.M.	13.9	31.7	N.M.	84.4	69.3
Impairments and loss on sale of assets	N.M.	4.2	0.7	N.M.	28.2	11.2
Litigation (credits)/charges, net	N.M.	(2.9)	0.6	N.M.	(28.8)	0.3

Operating earnings	(4)%	366.3	380.9	(1)%	973.0	980.7
Other (income)/expense, net	N.M.	(1.4)	6.5	N.M.	(15.7)	28.7
Interest expense, net	(9)%	27.7	30.3	9%	88.9	81.9
Loss on extinguishment of debt	N.M.	—	—	N.M.	39.9	—
Gain on sale of CareFusion common stock	N.M.	(23.2)	—	N.M.	(43.3)	—

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per common share amounts)	Change (1)	2010	2009	Change (1)	2010	2009
Earnings before income taxes and discontinued operations	6%	363.2	344.1	4%	903.2	870.1
Provision for income taxes	7%	138.4	129.0	N.M.	510.0	313.9

Earnings from continuing operations	5%	224.8	215.1	(29)%	393.2	556.2
Earnings/(loss) from discontinued operations, net of tax	N.M.	(2.4)	97.8	N.M.	25.5	322.2

Net earnings	(29)%	$222.4	$312.9	(52)%	$418.7	$878.4

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per common share amounts)	Change (1)	2010	2009	Change (1)	2010	2009
Diluted earnings/(loss) per Common Share:
Continuing operations	3%	$0.62	$0.60	(29)%	$1.09	$1.54
Discontinued operations	N.M.	(0.01)	0.27	N.M.	0.07	0.89

Net diluted earnings per Common Share	(30)%	$0.61	$0.87	(52)%	$1.16	$2.43

N.M.	Not meaningful
(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2010 compared to the same periods in the prior year.

Revenue

Revenue for the three and nine months ended March 31, 2010 increased $253 million or 1% and $2.4 billion or 3%, respectively, compared to the same periods in the prior year. The increase was due to pharmaceutical price appreciation and increased volume from existing customers (with a combined impact of $736 million and $3.4 billion, respectively) and the addition of new customers ($154 million and $384 million, respectively). Revenue was negatively impacted during the three and nine months ended March 31, 2010 by the loss of customers ($622 million and $1.5 billion, respectively). Refer to “Segment Results of Operations” below for further discussion of the specific factors affecting revenue in each of the Company’s reportable segments.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2010 increased $230 million or 1% and $2.3 billion or 3%, respectively, compared to the same periods in the prior year. The increase in cost of products sold was mainly due to the 1% and 3% increase in revenue for the three and nine months ended March 31, 2010, respectively, compared to the same periods in the prior year. See the “Gross Margin” discussion below for further discussion of additional factors impacting cost of products sold.

Gross Margin

Gross margin for the three months ended March 31, 2010 increased $23 million or 2% compared to the same period in the prior year. Gross margin was favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $40 million). Gross margin was negatively impacted for the three months ended March 31, 2010 by an increase in customer discounts ($19 million) as a result of customer repricings and increased sales volume.

Gross margin for the nine months ended March 31, 2010 increased $73 million or 3% compared to the same period in the prior year. Gross margin was favorably impacted by increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $91 million), increased manufacturer cash discounts ($53 million), the favorable impact of cost of materials savings driven by the post-generic environment and operational efficiencies in the nuclear pharmacy business within the Pharmaceutical segment ($52 million) and a decrease in raw materials costs within the Medical segment ($38 million). Also, during the nine months ended March 31, 2010, gross margin was favorably impacted by the previously deferred intercompany revenue for sales to CareFusion ($14 million). Prior to the Spin-Off, the Company deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers. In connection with the Spin-Off, the previously deferred revenue was recognized. Gross margin was negatively impacted for the nine months ended March 31, 2010 by an increase in customer discounts ($88 million) as a result of customer repricings and increased sales volume. Gross margin for the nine months ended March 31, 2010 also was negatively impacted by the timing and reduction in new generic launches ($42 million). Refer to the “Segment Results of Operations” below for further discussion of the specific factors affecting gross margin in each of the Company’s reportable segments.

Due to the competitive markets in which the Company’s businesses operate, the Company expects competitive pricing pressures to continue.

Distribution, Selling, General and Administrative Expenses

SG&A expenses for the three and nine months ended March 31, 2010 increased $56 million or 10% and $78 million or 4%, respectively, compared to the same periods in the prior year. SG&A expenses were negatively impacted during the three and nine months ended March 31, 2010 by an increase in employee incentive compensation expenses ($53 million and $81 million, respectively), primarily due to accruals at particularly low levels during the same periods in fiscal 2009 as compared to above-plan performance accruals for fiscal 2010. Employee incentive compensation expense includes the Company’s annual performance-based management incentive plan and performance-based employer contribution to its 401(k) Savings Plan. Beginning in fiscal 2010, the Company replaced the 401(k) Savings Plan employer fixed-rate contribution with a new variable rate contribution that is dependent upon the Company’s financial performance; this is applicable to all U.S. employees. SG&A expenses during the three and nine months ended March 31, 2010 also were negatively impacted by increases in incremental strategic project investments ($14 million and $45 million, respectively) and expenses related to the performance of the Company’s deferred compensation plan ($5 million and $26 million, respectively). The expenses related to the performance of the Company’s deferred compensation plan are offset by income presented within other (income)/expense, net. Also, SG&A expenses include expenses related to the Spin-Off of $4 million and $9 million, respectively, for the three and nine months ended March 31, 2010 and $1 million for both the three and nine months ended March 31, 2009.

During the second half of fiscal 2009, the Company implemented several cost control measures, which have favorably impacted SG&A expense for the nine months ended March 31, 2010 as compared to the prior year period.

Impairments and Loss on Sale of Assets

The Company recognized impairments and loss on sale of assets of $4 million and $28 million, respectively, for the three and nine months ended March 31, 2010 compared to less than $1 million and $11 million for the three and nine months ended March 31, 2009. During the nine months ended March 31, 2010, the Company recognized an impairment charge of $18 million related to the write-down of SpecialtyScripts, a business previously within the pharmaceutical segment, to net expected fair value less costs to sell. The Company completed the sale of SpecialtyScripts during the three months ended March 31, 2010. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for further information regarding the sale.

Restructuring and Employee Severance

The following is a summary of the Company’s restructuring and employee severance for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Employee related costs	$3.4	$5.3	$32.7	$26.4
Facility exit and other costs	10.5	26.4	51.7	42.9

Total restructuring and employee severance	$13.9	$31.7	$84.4	$69.3

During the three and nine months ended March 31, 2010, the Company recognized restructuring and employee severance of $14 million and $84 million, respectively, primarily related to the Spin-Off ($3 million and $59 million, respectively). Included within the nine months amount is approximately $19 million of costs related to the retirement of the Company’s former Chairman and Chief Executive Officer upon completion of the Spin-Off. During the nine months ended March 31, 2009, the Company recognized restructuring and employee severance of $69 million primarily related to the restructuring of its segment operating structure. See Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional detail of the Company’s restructuring and employee severance during the three and nine months ended March 31, 2010 and 2009.

The Company estimates it will incur additional costs in future periods associated with various existing restructuring activities totaling approximately $34 million. These estimated costs are primarily comprised of costs associated with the Spin-Off.

Litigation (Credits)/Charges, Net

Litigation (credits)/charges, net were $(3) million and $(29) million, respectively, during the three and nine months ended March 31, 2010. During the nine months ended March 31, 2010, the Company recognized $(26) million in litigation (credits)/charges, net for insurance proceeds released from escrow following the resolution of securities and derivative litigation against certain of the Company’s directors and officers. For further information, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Operating Earnings

Operating earnings decreased $15 million or 4% and $8 million or 1%, respectively, during the three and nine months ended March 31, 2010 compared to the same periods in the prior year. The decrease during the three and nine months ended March 31, 2010 was primarily due to increases in SG&A expenses ($56 million and $78 million, respectively) partially offset by increased gross margin ($23 million and $73 million, respectively). Operating earnings during the three months ended March 31, 2010 were also positively impacted by a decrease in restructuring and employee severance ($18 million). Operating earnings during the nine months ended March 31, 2010 were negatively impacted by increased impairments and loss on sale of assets ($17 million) and an increase in restructuring and employee severance ($15 million). Litigation (credits)/charges, net of $(29) million positively impacted operating earnings during the nine months ended March 31, 2010.

Other (Income)/Expense, Net

Other (income)/expense, net resulted in income of $1 million and $16 million, respectively, for the three and nine months ended March 31, 2010, which was an improvement of $8 million and $44 million, respectively, compared to the prior year periods. The improvement was primarily due to income related to the performance of the Company’s deferred compensation plan assets ($5 million and $26 million, respectively) and the impact of foreign exchange ($3 million and $12 million, respectively). The income related to the performance of the Company’s deferred compensation plan assets is offset by expense presented within SG&A expenses.

Interest Expense, Net

Interest expense, net decreased $3 million during the three months ended March 31, 2010 compared to the same period in the prior year. Interest expense, net increased $7 million during the nine months ended March 31, 2010 compared to the same period in the prior year primarily due to increased fees relating to the Company’s amended revolving credit facility and accounts receivable securitization agreement. The increase was also due to less income received from interest rate swaps compared to the same period in the prior year.

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

Gain on Sale of CareFusion Common Stock

During the three and nine months ended March 31, 2010 the Company recognized $23 million and $43 million, respectively, of income related to realized gains from the sale of shares of CareFusion common stock. As discussed above, the Company expects to sell its remaining CareFusion stock by the end of fiscal 2011 and is assessing the method and timing based on market conditions and other factors. See Note 6 of “Notes to the Condensed Consolidated Financial Statements” for additional details regarding the Company’s investment in CareFusion.

Provision for Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal years 2001 through 2007. During the three months ended December 31, 2007, the Company was notified that the IRS transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During the three months ended March 31, 2008, the Company received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $179 million. The Company anticipates that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. As discussed above, the Company recorded a charge of $172 million during the first quarter of fiscal 2010 to reflect the anticipated repatriation of earnings from the special purpose entity. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represents an uncertain tax benefit. Taxes associated with this transaction, including both the charge taken in the first quarter of fiscal 2010 and the amount previously accrued as an unrecognized tax benefit, are classified as deferred tax liabilities or current taxes payable.

During fiscal 2009, the Company received a Revenue Agent’s Report for tax years 2003 through 2005, which included new NPA’s related to the Company’s transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by the Company. The amount of additional tax proposed by the IRS in the new notices total $598 million, excluding penalties and interest, but including $462 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. The Company disagrees with these proposed adjustments and intends to vigorously contest them. The Company believes that it is adequately reserved for the uncertain tax position relating to these matters.

Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from the Company’s business mix and the impact of restructuring and employee severance, impairments and other discrete items. The following table summarizes the Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010 (1)	2009	2010 (1)	2009 (2)
Effective tax rate	38.1%	37.5%	56.5%	36.1%

(1)	During the three and nine months ended March 31, 2010, the effective tax rate was impacted by net unfavorable adjustments of $18 million, or 5 and 2 percentage points respectively, related to discrete items. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits and establishing a deferred tax asset valuation allowance related to a foreign entity. These unfavorable items were partially offset by the favorable impact of foreign and domestic audit settlements. In addition, for the nine months ended March 31, 2010, the effective tax rate was unfavorably impacted by a charge of $172 million, or 19 percentage points, attributable to earnings no longer indefinitely invested offshore.
(2)	During the nine months ended March 31, 2009, the effective tax rate was impacted favorably by $29 million, or 3 percentage points, as a result of the release of a valuation allowance that had previously been established for capital losses for which the Company’s ability to utilize was uncertain.

Earnings/(Loss) from Discontinued Operations

The Company incurred a loss from discontinued operations of $2 million for the three months ended March 31, 2010 compared to earnings from discontinued operations of $98 million for the same period in the prior year. Earnings from discontinued operations were $25 million for the nine months ended March 31, 2010 compared to $322 million for the same period in the prior year. CareFusion operating results are included within earnings from discontinued operations for all periods through the date of the Spin-Off. See Note 4 of “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Segment Results of Operations

Reportable Segments

In connection with the Spin-Off, during the first quarter of fiscal 2010, the Company reorganized its businesses into two reportable segments — Pharmaceutical and Medical. The Company evaluates the performance of the individual segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include equity compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects which require incremental strategic investments in the form of additional operating expenses. The Company urges its segments to identify investment projects which will encourage innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Note 15 of “Notes to Condensed Consolidated Financial Statements” for additional information on the Company’s reportable segments.

The following table summarizes segment revenue for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change (1)	2010	2009	Change (1)	2010	2009
Pharmaceutical	—%	$22,226.2	$22,117.6	3%	$67,483.2	$65,600.4
Medical	7%	2,122.7	1,975.6	9%	6,592.2	6,069.6

Total segment revenue	1%	24,348.9	24,093.2	3%	74,075.4	71,670.0
Corporate (2)	N.M.	(6.1)	(3.9)	N.M.	(32.2)	(25.7)

Total consolidated revenue	1%	$24,342.8	$24,089.3	3%	$74,043.2	$71,644.3

(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2010 as compared to the same periods in the prior year.
(2)	Corporate revenue primarily consists of the elimination of inter-segment revenue.

The following table summarizes segment profit for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change (1)	2010	2009	Change (1)	2010	2009
Pharmaceutical	7%	$306.7	$286.2	2%	$774.8	$762.2
Medical	(16)%	107.8	128.3	8%	325.2	300.7

Total segment profit	—%	414.5	414.5	3%	1,100.0	1,062.9
Corporate (2)	N.M.	(48.2)	(33.6)	N.M.	(127.0)	(82.2)

Total consolidated operating earnings	(4)%	$366.3	$380.9	(1)%	$973.0	$980.7

(1)	Change is calculated as the percentage increase or (decrease) for the three and nine months ended March 31, 2010 as compared to the same periods in the prior year.
(2)	Corporate includes, among other things, restructuring and employee severance, impairments and loss on sale of assets, litigation (credits)/charges, net and certain investment spending, none of which is allocated to the segments. Investment spending within Corporate was $9 million and $16 million, respectively, for the three and nine months ended March 31, 2010 compared to less than $1 million for both the three and nine months ended March 31, 2009.

Pharmaceutical Segment Performance

The Pharmaceutical segment revenue growth of $109 million or less than 1% and $1.9 billion or 3%, respectively, during the three and nine months ended March 31, 2010 as compared to the prior year periods was primarily due to pharmaceutical price appreciation and additional volume from existing customers (the combined impact was $660 million and $3.0 billion, respectively). The Company uses the internal metric “pharmaceutical price appreciation index” to evaluate the impact of pharmaceutical and consumer product price appreciation on revenue from the pharmaceutical distribution business. This metric is calculated using the change in the manufacturer’s published price at the beginning of the period as compared to the end of the period weighted by the units sold by the pharmaceutical distribution business during the period. The pharmaceutical price appreciation index was 8.5% for the trailing twelve months ended March 31, 2010. Revenue was negatively impacted by the loss of customers ($551 million and $1.2 billion, respectively) which was partially offset by the addition of new customers ($126 million and $270 million, respectively).

Pharmaceutical segment profit increased $21 million or 7% during the three months ended March 31, 2010 as compared to the prior year period. Segment profit for the three months ended March 31, 2010 was positively impacted by an increase in gross margin of $18 million and a decrease in SG&A expenses of $3 million. The increase in gross margin was primarily due to increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $40 million) and various initiatives focused on generic products partially offset by increased customer discounts ($19 million) as a result of customer repricings and increased sales volume.

Pharmaceutical segment profit increased $13 million or 2% during the nine months ended March 31, 2010 as compared to the prior year period. Segment profit for the nine months ended March 31, 2010 was negatively impacted by a decrease in gross margin of $12 million offset by a decrease in SG&A expenses of $25 million. The decrease in gross margin was primarily due to increased customer discounts ($88 million) as a result of customer repricings and increased sales volume and the timing and reduction in new generic launches ($42 million). The decline in gross margin also was due to the repositioning of Medicine Shoppe ($54 million) which was partially offset by efficiencies gained within SG&A. The decline in gross margin was partially offset by increased distribution service agreement fees and pharmaceutical price appreciation under branded manufacturer agreements (combined impact of $91 million). Also the decline in gross margin was offset by increased manufacturer cash discounts ($53 million), the favorable impact of cost of materials savings driven by the post-generic environment and operational efficiencies in the nuclear pharmacy business ($52 million) and various initiatives focused on generic products. The increased distribution service agreement fees and manufacturer cash discounts were primarily the result of increased sales volume.

The Company’s results could be adversely affected if sales of pharmaceutical products decline, competitive pricing pressure intensifies, the frequency of new generic pharmaceutical launches decreases, generic price deflation increases, or pharmaceutical price appreciation on certain branded products decreases. Alternatively, the Company’s results could benefit if sales of pharmaceutical products increase, the frequency of new generic pharmaceutical launches increases, generic price deflation decreases, or pharmaceutical price appreciation on certain branded products increases. The Company expects a certain level of continued pricing pressure due to the competitive market in which it operates.

The Pharmaceutical segment’s nuclear pharmacy services business dispenses several products prepared using a particular radioisotope. The supply of that radioisotope is currently adversely affected by a continued and prolonged shortage of the raw material used to derive that radioisotope. The Company is working to increase the availability of an alternate radioisotope.

Bulk and Non-Bulk Customers. The Pharmaceutical segment differentiates between bulk and non-bulk customers because bulk customers generate significantly lower segment profit as a percentage of revenue than that generated by non-bulk customers. The following discussion should be read in conjunction with the discussion of “Bulk and Non-Bulk Customers” under the caption “Pharmaceutical Segment Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the “December 31, 2009 Form 10-Q”).

The Company tracks revenue by bulk and non-bulk customers in its financial systems. An internal analysis has been prepared to estimate segment profit from bulk and non-bulk customers by allocating segment expenses (total of segment cost of products sold and segment SG&A expenses) separately for bulk and non-bulk customers. The following table shows the revenues and the allocation of segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for the three and nine months ended March 31, 2010 and 2009 (prior period amounts differ from those previously disclosed as they have been updated to remove Martindale, which has been reclassified to discontinued operations):

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except percentage of revenue)	2010	2009	2010	2009
Non-bulk customers:
Revenue from non-bulk customers	$11,349.3	$11,294.1	$34,255.3	$32,923.5
Segment expenses allocated to non-bulk customers (1)	$11,094.8	$11,062.4	$33,561.2	$32,279.9
Segment profit from non-bulk customers (1)	$254.5	$231.7	$694.1	$643.6
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	2.24%	2.05%	2.03%	1.95%
Bulk customers:
Revenue from bulk customers	$10,876.9	$10,823.5	$33,227.9	$32,676.9
Segment expenses allocated to bulk customers (1)	$10,824.7	$10,769.0	$33,147.2	$32,558.3
Segment profit from bulk customers (1)	$52.2	$54.5	$80.7	$118.6
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.48%	0.50%	0.24%	0.36%

(1)	The preparation of this internal analysis requires the use of complex and subjective estimates and allocations based upon assumptions, past experience and judgment that the Company believes are reasonable. See section on “Bulk and Non-Bulk Customers” in the “Pharmaceutical Segment Performance” sub-section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the December 31, 2009 Form 10-Q.

During the three and nine months ended March 31, 2010, revenue from non-bulk customers increased $55 million and $1.3 billion, respectively, compared to the same periods in the prior year due to pharmaceutical price appreciation and additional volume from existing customers. Segment profit from non-bulk customers increased $23 million and $50 million, respectively, during the three and nine months ended March 31, 2010 compared to the same periods in the prior year primarily due to increased distribution service agreement fees and pharmaceutical price appreciation partially offset by customer discounts and the repositioning of Medicine Shoppe. During the three months ended March 31, 2010, segment profit from non-bulk customers was also positively impacted by various initiatives focused on generic products. During the nine months ended March 31, 2010, segment profit from non-bulk customers was also positively impacted by increased manufacturer cash discounts, a generic transition within the nuclear pharmacy business and a decrease in SG&A expenses partially offset by a reduction in generic launches. The increased manufacturer cash discounts were primarily the result of increased sales volume.

During the three and nine months ended March 31, 2010, revenue from bulk customers increased $53 million and $551 million, respectively, compared to the same periods in the prior year due to increased volume from existing customers partially offset by the loss of a customer. Segment profit from bulk customers decreased $2 million and $38 million, respectively, for the three and nine months ended March 31, 2010 compared to the same period in the prior year primarily due to increased customer discounts as a result of customer repricings. The decrease in segment profit from bulk customers for the three months ended March 31, 2010 was partially offset by increased distribution service agreement fees and pharmaceutical price appreciation.

Medical Segment Performance

The Medical segment revenue growth of $147 million or 7% and $523 million or 9%, respectively, during the three and nine months ended March 31, 2010 as compared to the prior year periods was primarily due to additional volume from existing customers ($75 million and $385 million, respectively). The additional volume during the nine months ended March 31, 2010 was partially driven by strong demand for flu-related products during the first half of the fiscal year. Revenue was also positively impacted by foreign exchange ($24 million and $34 million, respectively) and new products ($23 million and $62 million, respectively). Revenue for the nine months ended March 31, 2010 was also positively impacted by the recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million). Prior to the Spin-Off, the Company deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers. In connection with the Spin-Off, the previously deferred revenue was recognized. Revenue growth was negatively impacted by the loss of customers ($72 million and $244 million, respectively) which was partially offset by the addition of new customers ($28 million and $114 million, respectively).

The Medical segment profit decreased $21 million or 16% during the three months ended March 31, 2010 as compared to the same period in the prior year. Segment profit for the three months ended March 31, 2010 was positively impacted by an increase in gross margin of $5 million and negatively impacted by an increase in SG&A of $26 million. The increase in gross margin was primarily due to increased revenue and a decrease in raw material costs ($6 million) partially offset by an unusual year-over-year comparison in cost of goods sold.

The Medical segment profit increased $25 million or 8% during the nine months ended March 31, 2010 as compared to the same period in the prior year. Segment profit for the nine months ended March 31, 2010 was positively impacted by an increase in gross margin of $82 million and negatively impacted by an increase in SG&A of $57 million. Gross margin was positively impacted by a decrease in raw material costs ($38 million) and foreign exchange ($10 million) partially offset by an unusual year-over-year comparison in cost of goods sold. Gross margin was also positively impacted by the recognition of the deferred revenue for sales to CareFusion discussed above ($14 million).

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
(in millions)	2010	2009
Net cash provided by/(used in) - continuing operations:
Operating activities	$1,662.0	$204.5
Investing activities	115.5	(197.5)
Financing activities	(1,782.1)	(394.2)
Net cash provided by/(used in) - discontinued operations:
Operating activities	$147.9	$624.4
Investing activities	(9.9)	(71.5)
Financing activities	1,283.8	(2.7)

Operating activities. Net cash provided by operating activities from continuing operations during the nine months ended March 31, 2010 totaled $1.7 billion, which was driven by earnings and changes in working capital. The most significant changes in working capital were increased accounts payable ($1.7 billion) partially offset by increased trade receivable ($365 million) and increased inventories ($381 million). Cash flows from operations can be significantly impacted by factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors during the regular course of business.

Net cash provided by operating activities from discontinued operations for the nine months ended March 31, 2010 totaled $148 million primarily related to the earnings and changes in working capital for CareFusion.

Net cash provided by operating activities from continuing operations during the nine months ended March 31, 2009 totaled $205 million which was driven by earnings and changes in working capital. The most significant changes in working capital were increased accounts payable ($1.6 billion) offset by increased inventories ($1.3 billion). These increases were due primarily to timing of inventory purchases and payments to vendors.

Net cash provided by operating activities from discontinued operations for the nine months ended March 31, 2009 totaled $624 million primarily related to the earnings and changes in working capital for CareFusion.

Investing activities. Net cash provided by investing activities from continuing operations of $116 million during the nine months ended March 31, 2010 primarily reflected proceeds from the sale of CareFusion common stock ($271 million) partially offset by capital spending ($142 million). The Company expects to sell its remaining CareFusion stock by the end of fiscal 2011 and is assessing the method and timing based on market conditions and other factors.

Net cash used in investing activities from continuing operations for the nine months ended March 31, 2009 of $198 million primarily reflected capital spending ($192 million).

Financing activities. Net cash used in financing activities from continuing operations for the nine months ended March 31, 2010 of $1.8 billion primarily reflected the Company’s repayment of long-term obligations ($1.6 billion which includes a $66 million early tender premium) and payment of dividends ($190 million).

Net cash provided by financing activities from discontinued operations for the nine months ended March 31, 2010 of $1.3 billion primarily reflected permanent financing obtained by CareFusion prior to the Spin-Off offset by $90 million cash funding provided by the Company to CareFusion pursuant to the Spin-Off separation agreement.

Net cash used in financing activities from continuing operations for the nine months ended March 31, 2009 of $394 million reflected the Company’s repayment of long-term obligations ($307 million) and payment of dividends ($150 million).

Share Repurchase Program

During the nine months ended March 31, 2010, the Company repurchased $50 million of its Common Shares pursuant to the $500 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. As of March 31, 2010, $450 million remained from the $500 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

See the table under “Part II, Item 2” of this Form 10-Q for more information regarding Company repurchases of Common Shares during the three months ended March 31, 2010.

Capital Resources

The Company’s cash and equivalents balance was $2.6 billion at March 31, 2010 compared to $1.2 billion at June 30, 2009. The increase in the cash balance during fiscal 2010 was primarily caused by net cash provided by operating activities of $1.8 billion, as described above.

The Company’s cash and equivalents balance as of March 31, 2010 included $401 million of cash held by its subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject it to U.S. federal, state and local income tax. The Company, as a U.S. parent of foreign subsidiaries, may temporarily access cash held by its foreign subsidiaries without subjecting the Company to U.S. federal income tax through intercompany loans. Not included in the previously disclosed cash held by subsidiaries outside of the United States is an intercompany loan of $874 million from the Company’s international Accounts Receivable and Financing Entity (see below for discussion of this entity), which is due by fiscal 2012.

In addition to cash, the Company’s sources of liquidity include a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility and a committed receivables sales facility program with the capacity to sell $950 million in receivables. The Company had no outstanding borrowings from the commercial paper program at March 31, 2010 and had no outstanding balance under the committed receivables sales facility program at March 31, 2010. On November 10, 2009, the Company amended its existing committed receivables sales facility program to extend the program for an additional 364 days.

On July 14, 2009 CareFusion obtained permanent financing of $1.4 billion in the form of fixed-rate senior notes, and in connection with the Spin-Off, CareFusion distributed $1.4 billion of cash to the Company immediately prior to the Spin-Off.

On September 24, 2009, the Company completed a debt tender for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of up to $1.2 billion of the following series of debt securities (listed in order of acceptance priority): (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) 6.75% Notes due February 15, 2011 of the Company; (iii) 6.00% Notes due June 15, 2017 of the Company; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) 5.85% Notes due December 15, 2017 of the Company; (vi) 5.80% Notes due October 15, 2016 of the Company; (vii) 5.65% Notes due June 15, 2012 of the Company; (viii) 5.50% Notes due June 15, 2013 of the Company; and (ix) 4.00% Notes due June 15, 2015 of the Company. The Company purchased more than $1.1 billion pursuant to the offer using the order of priority set forth above. In connection with the debt tender, the Company incurred a pre-tax loss for the early extinguishment of debt of approximately $40 million, which included an early tender premium of $66 million, the write-off of $5 million of unamortized debt issuance costs, and an offsetting $32 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. See Note 7 of “Notes to Condensed Consolidated Financial Statements” for additional information on the debt tender and the Company’s remaining long-term obligations at March 31, 2010.

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

On May 1, 2009, the Company amended its committed receivables sales facility program to replace a minimum net worth covenant in the performance guaranty related to such program with covenants that require the Company to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants became effective on September 1, 2009.

As of March 31, 2010, the Company was in compliance with these financial covenants.

Contractual Obligations

Except as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the ‘September 30, 2009 Form 10-Q”), there have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of the 2009 fiscal year.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, as required by Rule 13a-15(e) under the Exchange Act, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Form 10-K”) included risks that were specific to CareFusion. The Company completed the spin-off of CareFusion on August 31, 2009 and as a result the risk factors in the 2009 Form 10-K were superseded by the risk factors set forth in “Part II, Item 1A—Risk Factors” of the Company’s September 30, 2009 Form 10-Q.

The information presented below describes risks arising from the recently enacted federal healthcare reform act. The risks described in this Form 10-Q are not the only risks that the Company faces. The information presented below, risks described elsewhere in this Form 10-Q and the risks set forth in the September 30, 2009 Form 10-Q should be read in conjunction with the 2009 Form 10-K and the Company’s filings with the SEC since June 30, 2009. These risks could materially and adversely affect the Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects.

The Company’s results of operations, financial condition, liquidity, cash flows and/or future business prospects could also be affected by additional risks and uncertainties not known to the Company at the time of the filing of this Form 10-Q or that the Company currently considers to be immaterial.

The Company may be adversely impacted by the recently enacted healthcare reform legislation.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices. The Company manufactures and sells devices that will be subject to this tax. Additionally, the Healthcare Reform Acts changed the federal upper payment limit for Medicaid reimbursement from 250% of the lowest average manufacturer’s price (“AMP”) for generic pharmaceuticals to no less than 175% of the average weighted AMP, which is to be published monthly. The AMP provision is expected to become effective in October 2010. The effect of these and other provisions of the Healthcare Reform Acts on the Company is uncertain and could be adverse.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases the Company made of its Common Shares during the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2010	614	$32.06	—	$450,000,023
February 1-28, 2010	479	33.22	—	450,000,023
March 1-31, 2010	3,840	35.44	—	450,000,023

Total	4,933	$34.81	—	$450,000,023

(1)	Includes 141, 135 and 119 Common Shares purchased in January, February and March 2010, respectively, through a rabbi trust as investments of participants in the Company’s Deferred Compensation Plan. Also includes 473, 344 and 3,721 restricted shares surrendered in January, February and March 2010, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended March 31, 2010, the Company did not repurchase any of its Common Shares under its existing $500 million share repurchase program announced on August 5, 2009. This repurchase authorization expires on August 31, 2012. At March 31, 2010, approximately $450 million remained from the $500 million repurchase authorization. The Company expects to use this repurchase program to at least offset equity plan issuances.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

10.1	Second Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.2	Fourth Amendment, dated as of March 25, 2010, to the Third Amendment and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007
10.3	Third Amended and Restated Performance Guaranty, dated as of March 25, 2010, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

CARDINAL HEALTH, INC.

Date: May 6, 2010	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer